Form 10-Q
period 1995-06-30
IMRE CORP
filed 1995-08-07
CIK 716054

                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                        FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended June 30, 1995, or
/ / Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________________ to
     _________________

                             COMMISSION FILE NUMBER 0-12943

                                    IMRE CORPORATION
                (Exact Name of Registrant as specified in its charter)




             DELAWARE                                       22-2389839
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)


                     401 QUEEN ANNE AVENUE NORTH, SEATTLE, WA  98109
                  (Address of principal executive offices)   (zip code)


                                   (206) 298-9400
                   (Registrant's telephone number including area code)


                           __________________________________




     Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ------      ------


     AT JULY 31, 1995, 17,414,457 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.




                 This filing, with exhibits, contains 39 pages.

                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                    PAGE

  Consolidated Balance Sheets as of
    June 30, 1995 and December 31, 1994 . . . . . . . . . . . .    3

  Consolidated Statements of Operations for the quarters
    and six months ended June 30, 1995 and 1994 . . . . . . . .    4


  Consolidated Statements of Cash Flows for the
    six months ended June 30, 1995 and 1994 . . . . . . . . . .    5


  Notes to Consolidated Financial Statements  . . . . . . . . .    6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . .    9

PART II - OTHER INFORMATION


  Item 4 - Submission of Matters to a Vote of
     Security Holders. . . . . . . . . . . . . . . . . . . . . .  12

 Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . .  12

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                                IMRE CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                        ----------------------------------



                                             JUNE 30, 1995   DECEMBER 31, 1994
ASSETS                                        (UNAUDITED)         (AUDITED)
                                             -------------   -----------------
Current assets:
  Cash and cash equivalents                  $  1,740,380      $  3,670,616
  Accounts receivable:
    Trade                                       1,062,423           418,399
    Other                                          60,498            61,398
  Inventories                                   1,311,088         1,494,311
  Prepaid expenses                                141,389           208,560
                                              -----------       -----------
     Total current assets                       4,315,778         5,853,284
                                              -----------       -----------
Property and equipment, net                   $ 1,941,431       $ 1,347,532
Debt issuance costs, net                          478,994           520,197
                                              -----------       ------------
     Total assets                             $ 6,736,203       $ 7,721,013
                                              -----------       ------------
                                              -----------       ------------



LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                            $   293,217       $    610,478
  Accrued compensation                            125,885            266,395
  Accrued liabilities                             430,216            606,609
  Current portion of capital lease
   obligation and notes payable                    29,111              9,053
                                              -----------       -------------
      Total current liabilities                   878,429           1,429,535
                                              -----------       -------------
Convertible debentures                         4,245,000           4,245,000
                                              -----------       -------------
Capital lease obligation and notes payable,
  net of current portion                           36,100               2,759
                                              -----------       -------------
Commitments and contingencies (Note 5)
Shareholders' equity:
  Common stock, $.02 par value; authorized
   35,000,000 shares; issued and outstanding,
   17,414,457 and 17,000,012 shares at
   June 30, 1995 and December 31, 1994            348,289             340,000
  Additional paid-in capital                   39,646,196          38,856,101
                                              -----------       -------------
                                               39,994,485          39,196,101
  Accumulated deficit                         (38,417,811)        (37,215,382)
                                              -----------       -------------
      Total shareholders' equity                1,576,674           1,980,719
                                              -----------       -------------
      Total liabilities and
       shareholders' equity                  $  6,736,203        $  7,721,013
                                              -----------       -------------
                                              -----------       -------------

The accompanying notes are an integral part of the consolidated financial statements.

                                 IMRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                 Quarters Ended June 30,   Six Months Ended June 30,
                                ------------------------   -------------------------
                                    1995       1994            1995          1994
                                ------------ -----------   ------------ ------------
Revenue                         $ 1,044,018  $ 1,448,292   $ 4,060,481  $ 2,522,927
Interest income                      35,338       14,218        62,419       19,101
                                ------------ -----------   ------------ ------------
                                  1,079,356    1,462,510     4,122,900    2,542,028
                                ------------ -----------   ------------ ------------

Costs and Expenses:
  Production costs                  611,676      743,412     1,058,279    1,082,956
  Sales and marketing                79,507    1,147,153       668,583    2,205,502
  Research and development          746,453      464,861     1,721,558      893,322
  General and administrative        496,247      671,502     1,095,974    1,206,225
  Purchase of in process
   research and development
   (Note 2)                         625,000                    625,000
  Interest                           79,537       58,121       155,934       60,023
                                ------------ -----------   ------------ ------------
  Total operating expenses      $ 2,638,420    3,085,049     5,325,328    5,448,028
                                ------------ -----------   ------------ ------------
  Net (loss)                    $(1,559,064) $(1,622,539)  $(1,202,428) $(2,906,000)
                                ------------ -----------   ------------ ------------
                                ------------ -----------   ------------ ------------
  Net (loss) per share
   (Note 3)                     $     (0.09) $     (0.11)  $     (0.07) $     (0.19)
                                ------------ -----------   ------------ ------------
                                ------------ -----------   ------------ ------------
  Weighted average
   number of shares
   outstanding during
   the period                    17,148,679   15,088,243    17,084,964   15,081,770
                                ------------ -----------   ------------ ------------
                                ------------ -----------   ------------ ------------

The accompanying notes are an integral part of the consolidated financial statements.

                                IMRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Six Months Ended June 30,
                                                  ----------------------------
                                                      1995            1994
                                                  ------------    ------------
(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS:
Cash flows from operating activities:
  Receipts from customers                          $ 3,407,133    $ 2,136,719
  Interest received                                     62,419         19,854
  Payments to suppliers and employees               (4,361,593)    (5,891,263)
  Interest paid                                       (312,884)        (3,783)
                                                  ------------    ------------
    Net cash (used) by operating activities         (1,204,925)    (3,738,473)
                                                  ------------    ------------
Cash flows from investing activities:
  Purchase of equipment                               (703,777)      (295,800)
                                                  ------------    ------------
    Net cash used by investing activities             (703,777)      (295,800)
                                                  ------------    ------------

Cash flows from financing activities:
  Payment of capital lease obligation                  (13,437)
  Proceeds from issuance of convertible
   debentures                                                       4,245,000
  Debt issuance costs                                                 (67,084)
  Notes payable, net                                    (8,097)        (4,941)
  Net proceeds from issuance of common stock                           14,813
                                                  ------------    ------------
      Net cash (used) provided by financing
       activities                                      (21,534)     4,187,788
                                                  ------------    ------------
Net (decrease) increase in cash and cash
 equivalents:                                       (1,930,236)       153,515
Cash and cash equivalents:
  Beginning of period                                3,670,616      2,283,583
                                                  ------------    ------------
  End of period                                   $  1,740,380   $  2,437,098
                                                  ------------    ------------
                                                  ------------    ------------
RECONCILIATION OF NET LOSS TO NET CASH
 USED BY OPERATING ACTIVITIES:
Net loss                                          $ (1,202,428)  $ (2,906,000)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation and amortization                        208,308        122,335
  Loss on disposal of fixed assets                      17,705
  Common stock issued to 401(k) plan                    85,839         96,357
  Common stock issued for services and expenses         87,545
  Common stock issued for purchase of in
   process research and development                    625,000
  Changes in current assets and liabilities,
   net                                              (1,026,894)    (1,051,165)
                                                   ------------    ------------
                                                  $ (1,204,925)   $(3,738,473)
                                                   ------------    ------------
                                                   ------------    ------------

The accompanying notes are an integral part of the consolidated financial statements.

                                IMRE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                        _____________________________

1.  BASIS OF PRESENTATION AND BUSINESS OF THE COMPANY

    The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1994. In the opinion of management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year.

    IMRE Corporation (the "Company") is engaged in the business of developing, manufacturing and bringing to market medical devices which restore immune system response in autoimmune diseases, organ transplantation and certain cancers.

     The U. S. Food and Drug Administration ("FDA") approved the Company's first product, the PROSORBA-Registered Trademark- column, for commercial sale on December 23, 1987, for the treatment of patients with idiopathic thrombocytopenic purpura (ITP), an immune-mediated bleeding disorder. The product is approved for the removal of immunoglobulin G (IgG) and circulating immune complexes containing IgG from plasma of patients with ITP with platelet counts below 100,000/mm to the power of 3. The Company is currently conducting a clinical trial using the PROSORBA-Registered Trademark- column for therapy in rheumatoid arthritis and is developing a rheumatoid arthritis prognostic assay. IMRE is planning to conduct a pilot clinical study using the PROSORBA-Registered Trademark- column for therapy in kidney transplantation.

2.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IMRE Services Corporation and IMRE Europe, Ltd. All intercompany accounts and transactions have been eliminated.

    During the quarter ended June 30, 1995, the Company and CELx Corporation ("CELx"), the Company's former majority owned subsidiary, agreed to the merger of CELx into the Company and the exchange of shares of CELx held by persons other than the Company into an aggregate of 312,500 shares of the Company's common stock. The dissolution of CELx resulted in a charge of $625,000 recorded as purchased in process research and development. The charge was based on the fair market value of the Company's common stock.

    During the quarter ended June 30, 1995, the Company merged the operations of IMRE Manufacturing Corporation into those of the Company. The dissolution of IMRE Manufacturing had no material impact on the Company's consolidated financial position.

3.  NET LOSS PER SHARE

    The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Options and warrants have not been considered in the calculation of net loss per share inasmuch as they would have the effect of decreasing net loss per share.


4.  INVENTORIES
    Inventories are comprised of the following:



                                          June 30, 1995   December 31, 1994
                                          -------------   ------------------
Raw materials and components               $  522,716        $  571,800
Work in progress                              656,906           884,373
Finished goods                                131,466            38,138
                                          -----------       -----------
                                           $1,311,088        $1,494,311
                                          -----------       -----------
                                          -----------       -----------

5.  COMMITMENTS AND CONTINGENCIES

    EMPLOYMENT AGREEMENTS. The Company entered into an employment agreement as of September 30, 1994 with a new Chief Executive Officer. The Agreement provides for specified compensation through December 31, 1997 (the ending period of the agreement) and the granting of options to purchase 750,000 shares of the Company's common stock at the fair market value on the date of grant. Options to purchase 250,000 shares of the Company's common stock were vested immediately, with the remaining options to vest equally on September 30, 1995 and 1996. Such options will vest immediately upon a change of control of the Company, which does not preserve the continuation of the Chief Executive Officer's duties. The agreement also provides for a lump sum payment equal to the greater of one year's base salary or the balance of salary due for the term of the agreement in the event of a termination of employment, without cause, as defined.

    The Company's Executive Vice President had a six month notice of termination employment arrangement with its former subsidiary, CELx. As a result of the merger of CELx (see Note 2), the employment arrangement has been assumed by the Company.

    PATENT CONTINGENCY. In July 1993, the Company received a claim that its PROSORBA-Registered Trademark- column infringes an issued patent. The Company has reviewed this matter with patent counsel and has been advised that the claims of the patent allegedly infringed by the Company are invalid or unenforceable or not infringed. The Company does not expect the resolution of this issue to have a material impact on its financial position or results of operations.

6.  DISTRIBUTION AGREEMENT

    On February 15, 1994, the Company entered into a 10-year exclusive distribution agreement, with certain "take or pay" and purchase commitments, with Baxter Healthcare Corporation ("Baxter") granting distribution rights of its PROSORBA-Registered Trademark- column in the United States and Canada for the treatment of thrombocytopenia and the first right to negotiate for new PROSORBA-Registered Trademark- column indications. Baxter assumed its sales and distribution responsibilities on April 2, 1994. Baxter, at its own expense, provided sales and marketing support for the sale of the product during the term of the agreement, however, the Company was to provide significant marketing and promotional support to Baxter for the first three years of the agreement. The Company no longer maintains a domestic sales force.

    The "take or pay" commitments and purchase minimums were primarily subject to the Company having FDA product approval for immune thrombocytopenic purpura and the lack of any new significant competitive technology being introduced before October 1995 to the thrombocytopenia therapy marketplace. The Company received a response from the FDA in January 1995 to a Pre-market Application (PMA) supplement filed in March 1993 requesting the name of the Company's approved indication be changed from idiopathic thrombocytopenic purpura to immune thrombocytopenic purpura. The request was made by the Company as it believes the two names are used interchangeably by the medical community. The FDA's response denied the Company's request for such a change.

    As a result of the FDA response, Baxter exercised its right to re-negotiate minimums in February 1995. In March 1995, the two companies amended the agreement whereby Baxter: 1) made a take-or-pay payment for the first sales year of $3.0 million on March 31, 1995 compared to the original
$3.5 million due, 2) agreed to purchase $1.0 million of product during the second quarter of 1995, 3) released the Company from its obligation to provide marketing and promotional support for the second and third years of the agreement, 4) gave IMRE the right to co-market with Baxter, 5) relinquished its first right to negotiate for new PROSORBA-Registered Trademark-column indications, and 6) agreed under certain circumstances, to provide advance payments to the Company for Baxter's 1996 purchases. IMRE has agreed to eliminate purchase minimums and the take-or-pay concept included in the original agreement and has freed Baxter to pursue competing thrombocytopenia therapies. The term of the agreement remains ten years and consistent with the original agreement, both companies have agreed to review the terms at the end of the third year. Both companies have the right to terminate the agreement as of September 30, 1997 if the parties are unable to agree on terms for the remainder of the agreement or based on performance through September 30, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital as of June 30, 1995, and December 31, 1994, was $3.44 million and $4.36 million, respectively. The reduction in working capital since December 31, 1994 is principally attributable to the net loss for the period and capital expenditures.

     The principal changes in the components of working capital since December 31, 1994 were a $1.93 million decrease in cash resulting from the cash expenditures for operating expenses and capital expenditures exceeding the cash receipts from customers for the six months ended June 30, 1995, an increase of accounts receivable, a decrease in work in process inventory, and a decrease in accounts payable and accrued liabilities. The decrease in accounts payable is primarily a result of the Company's reduced operating expenses. The decrease in accrued liabilities is primarily a result of payments made for patient treatment costs for the Company's current clinical trial using the PROSORBA-Registered Trademark- column for therapy in rheumatoid arthritis and payment of accrued interest in May 1995 related to the Company's 7% Convertible Debentures.

     The Company expects to incur further operating losses until the Company can obtain marketing approval from the FDA for additional disease indications for the PROSORBA-Registered Trademark- column or until sales to the Company's North American distributor, Baxter, for the PROSORBA-Registered Trademark-column for its existing indication of idiopathic thrombocytopenic purpura increase significantly. A clinical trial is underway using the PROSORBA-Registered Trademark- column for rheumatoid arthritis therapy to obtain the necessary clinical data to apply to the FDA to obtain approval for a pivotal clinical trial. A successful pivotal clinical trial would be necessary to obtain marketing approval from the FDA. The Company intends to begin a pilot clinical study in kidney transplantation in the second half of 1995.

     The Company requires additional financing in order to fund the completion of such clinical trials, initiate clinical trials using the PROSORBA-Registered Trademark- column in other diseases and apply the Company's technology to applications beyond the PROSORBA-Registered Trademark- column including the development of its diagnostic business. The Company is seeking corporate partners to fund additional trials in rheumatoid arthritis and kidney transplantation.

     The Company's current cash position, Baxter's purchase of $1.0 million of product during the second quarter of 1995, and Baxter releasing the Company from its former obligation to provide marketing and promotional support for the second and third years of the distribution agreement will provide the Company with sufficient funds to support operations into the first quarter of 1996. The Company is currently seeking additional sources of financing to meet its short-term and long-term liquidity needs. Such sources may include equity financing and/or financing from potential corporate partners.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1995. Second quarter revenue was primarily from $1.0 million of product shipped to Baxter. The remaining $44,000 of revenue was product sales to international customers. For the same period in 1994, the Company had $1.45 million of product sales primarily to Baxter. Consistent with the amended agreement, the Company does not expect to make any further shipments to Baxter in 1995.

     Total operating expenses for the quarter ended June 30, 1995, excluding the purchase of in process research and development, decreased 34.7% to $2.01 million from $3.08 million for the same period in 1994. Production costs decreased 17.7% to $0.61 million compared to $0.74 million in 1994 primarily as a result of fewer shipments in 1995 compared to 1994. Production costs as a percent of sales increased from 51.3% in 1994 to 58.6% in 1995 principally because of lower utilization of the Company's manufacturing facility and during the first quarter of 1994 the Company sold product to end users at a price greater than charged to its distributor, Baxter.

     Sales and marketing expenses decreased 93.1 % to $80,000 from $1.15 million for the same period in 1994. Such expenses decreased because Baxter provided complete sales and marketing support for the sale of the product for 1995 compared to partial support for the same period in 1994. The Company no longer maintains a sales force. Sales and marketing expenses are comprised primarily of personnel costs associated with business development efforts and international customer support.

     Research and development expenses increased 60.6% to $0.75 million compared to $0.46 million for the same period in 1994. The increase is primarily a result of expenses incurred for: 1) the Company's current clinical trial using the PROSORBA-Registered Trademark- column for therapy in rheumatoid arthritis and, 2) development of the Company's proprietary genetic screening diagnostic test used to predict which rheumatoid arthritis patients will develop the severe form of the disease. The Company was not conducting a clinical trial for the same period in 1994 and the diagnostic test technology was obtained by the Company in the fourth quarter of 1994.

    General and administrative expenses decreased 26.1% to $0.50 million compared to $0.67 million for the same period in 1994. The decrease is principally a result of reduced legal and investor relations expenses compared to the same period in 1994.

     The Company recognized in the second quarter of 1995 a non-recurring expense of $625,000 reflecting IMRE's purchase of the minority interest of its former majority owned diagnostics subsidiary, CELx Corporation. The purchase was made by the issuance of 312,500 shares of the Company's common stock.

     Interest expense increased from approximately $58,000 in 1994 to $80,000 in 1995 because of the issuance in April 1994 of $4.25 million of 7% convertible debentures due March 31, 2001.

     The decrease in expenses offset by the decrease in revenue resulted in a net loss of $1.56 million in 1995 compared to a net loss of $1.62 million for the same period in 1994.

     SIX MONTHS ENDED JUNE 30, 1995. For the six months ended June 30, 1995, the Company reported revenue of $4.06 million, an increase of 60.9%, from the revenue of $2.52 million reported in the same period in 1994. The increase is primarily a result of the $3.0 million take or pay payment by Baxter in March of 1995.

     Total operating expenses decreased 13.7% from $5.45 million in 1994 to $4.70 million in 1995, excluding the purchase of in process research and development. The decrease is primarily a result of a decrease in sales and marketing expenses related to the factors noted previously which were partially offset by the increase in research and development expenses.

PART II

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of IMRE Corporation was held on June 23, 1995. Dr. Frank R. Jones and Mr. Jack H. Vaughn were each elected as directors for terms that will expire in 1998. The Company's board is comprised of those individuals elected this year and the following directors completing the following terms: Harvey J. Hoyt, M.D. and Mr. Philip J. O'Reilly whose terms expire in 1996 and Mr. Martin D. Cleary and Mr. Richard
M. Crooks, Jr. whose terms expire in 1997.

The following sets forth the results of each matter voted upon at the meeting:

1. For the elections of directors:

                                                                   Withheld
                                                                   Authority
                                                                       or
                                           For                      Against
                                           ---                     ---------
         Dr. Frank R. Jones                14,444,413               193,480
         Mr. Jack H. Vaughn                14,459,581               178,302

Note: Dr. Jones and Mr. Vaughn were elected by 84.7% and 84.8% of the outstanding voting securities of the Company, respectively.

2. To consider and act upon amendments to the IMRE Corporation 1988 Non-qualified Stock Option Plan to (a) increase the number of authorized shares from 500,000 to 2,750,000 shares, (b) create a stock option grant formula for non-employee members of the Board of Directors and (c) provide for the grant of options to consultants and certain advisors to the Company:

                              For                      Against         Abstained
                              ---                      -------         ---------
                           13,510,722               1,038,277           89,305

Note: The amendments to the 1988 Stock Option Plan were approved by 79.2% of the outstanding voting securities of the Company.

Item 6 - Exhibits and Reports on Form 8-K
       (a)  Exhibits

            EXHIBIT NO.  DESCRIPTION OF EXHIBIT

              3(ii)      By-laws                   Exhibit 3(ii) of this Form
                                                   10-Q for the quarter ended
                                                   June 30, 1995
                                                   ("Form 10-Q")

            EXHIBIT NO.  DESCRIPTION OF EXHIBIT

               10.1      Amendment No. 1 Dated      Exhibit 10.2 to Form 8-K
                         March 28, 1995 to Baxter   dated April 13, 1995
                         Distribution Agreement

               10.2      Employment Arrangement     Exhibit 10.2 to this
                         with Harvey J. Hoyt, M.D.  Form 10-Q

        (b)  Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated April 13, 1995, reporting the amended distribution agreement between the Company and Baxter Healthcare Corporation.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMRE Corporation

       8/4/95                           /s/ MARTIN D. CLEARY
---------------------------------      ----------------------------------
         Date                          Martin D. Cleary
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)

       8/4/95                           /s/ ALEX P. DE SOTO
---------------------------------      ----------------------------------
         Date                          Alex P. de Soto
                                       Vice President,
                                       Chief Financial Officer
                                       (Chief Accounting and Financial Officer)