Form 10-Q
period 1995-09-30
IMRE CORP
filed 1995-11-14
CIK 716054

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

/X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995, or

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

Yes X   No____
   ----
      At October 31, 1995, 18,579,148 shares of common stock of the Registrant were outstanding.

                        TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          Page

     Consolidated Balance Sheets as of
          September 30, 1995 and December 31, 1994 ....................  3

     Consolidated Statements of Operations for the quarters
          and nine months ended September 30, 1995 and 1994 ...........  4

     Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1995 and 1994 ...............  5

     Notes to Consolidated Financial Statements .......................  6

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................  9

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K ........................ 13

     Signatures ....................................................... 14

                              IMRE CORPORATION
                         CONSOLIDATED BALANCE SHEETS



                                                    September 30, 1995   December 31, 1994
                                                        (unaudited)          (audited)
ASSETS
Current assets:
 Cash and cash equivalents                          $     1,372,330      $     3,670,616
 Accounts receivable:
  Trade                                                      62,448              418,399
  Other                                                      41,432               61,398
 Inventories                                              1,289,574            1,494,311
 Prepaid expenses                                           189,484              208,560
  Total current assets                                    2,955,268            5,853,284

Property and equipment, net                               1,857,943            1,347,532
Debt issuance costs, net                                    220,827              520,197
  Total assets                                      $     5,034,038      $     7,721,013


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Accounts payable                                           436,284      $       610,478
 Accrued compensation                                       166,879              266,395
 Accrued liabilities                                        406,672              606,609
 Current portion of capital lease obligation
  and notes payable                                          26,242                9,053
  Total current liabilities                               1,036,077            1,492,535

Convertible debentures (Note 7)                           2,045,000            4,245,000
Capital lease obligation and notes payable,
 net of current portion                                      30,376                2,759
Commitments and contingencies (Note 5)
Shareholders' equity:
 Common stock, $.02 par value; authorized  35,000,000
  shares; issued and outstanding, 18,417,883 and
  17,000,012 shares at September 30, 1995 and
  December 31, 1994                                         368,358              340,000
 Additional paid-in capital                              42,427,886           38,856,101
                                                         42,796,244           39,196,101
 Accumulated deficit                                    (40,873,659)         (37,215,382)
  Total shareholders' equity                              1,922,585            1,980,719
  Total liabilities and shareholders' equity        $     5,034,038      $     7,721,013

The accompanying notes are an integral part of the consolidated financial statements.

                              IMRE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)



                                                     Quarters Ended SepNine Months Ended September 30,
                                                           1995              1994             1995                 1994
Revenue                                             $     34,559      $  1,614,192      $  4,095,040          $  4,137,119
Interest income                                           36,018            27,220            98,437                46,321
                                                          70,577         1,641,412         4,193,477             4,183,440

Costs and Expenses:
 Production costs                                        401,581           974,419         1,459,860             2,057,375
 Sales and marketing                                      77,274           809,545           745,858             3,015,047
 Research and development                                719,749           475,851         2,441,307             1,264,164
 General and administrative                              440,708           730,063         1,536,682             2,041,297
 Interest                                                 76,728            79,309           232,662               139,332
                                                       1,716,040         3,069,187         6,416,369             8,517,215

 Purchase of in process research
  and development (Note 2)                                                                   625,000
 Debt conversion expense (Note 7)                        810,386                             810,386
 Total operating expenses                              2,526,426         3,069,187         7,851,755             8,517,215

 Net loss                                           $ (2,455,849)     $ (1,427,775)     $ (3,658,278)          $  (4,333,775)
 Net loss per share (Note 3)                        $      (0.14)     $      (0.09)     $      (0.21)          $       (0.29)

 Weighted average number
  of shares outstanding
  during the period                                   17,665,314        15,119,555        17,284,155            15,093,105


The accompanying notes are an integral part of the consolidated financial statements.

                              IMRE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)



                                                       Nine Months Ended September 30,
                                                           1995            1994
DECREASE IN CASH
  AND CASH EQUIVALENTS:
Cash flows from operating activities:
  Receipts from customers                           $     4,440,834      $     4,250,774
  Interest received                                          98,437               40,658
  Payments to suppliers and employees                    (5,777,092)          (8,808,293)
  Interest paid                                            (318,401)              (7,116)
    Net cash used by operating activities                (1,556,222)          (4,523,977)

Cash flows from investing activities:
  Purchase of equipment                                    (711,437)            (416,442)
  Proceeds from sale of equipment                             7,000
  Other                                                                          (16,380)
    Net cash used by investing activities                  (704,437)            (432,822)

Cash flows from financing activities:
  Payment of capital lease obligation                       (18,315)
  Proceeds from issuance of convertible debentures                             4,245,000
  Debt issuance costs                                                            (81,977)
  Debt conversion costs                                      (7,500)
  Notes payable, net                                        (11,812)              (7,412)
  Net proceeds from issuance of common stock                                      14,813
    Net cash (used) provided by financing activities        (37,627)           4,170,424

Net decrease in cash and cash equivalents:               (2,298,286)            (786,375)
Cash and cash equivalents:
  Beginning of period                                     3,670,616            2,283,583
  End of period                                     $     1,372,330            1,497,208

RECONCILIATION OF NET LOSS TO NET
  CASH USED BY OPERATING ACTIVITIES:
Net loss                                            $     (3,658,278)    $    (4,333,775)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                            302,481             231,426
    Loss on disposal of fixed assets                          16,242
    Common stock issued to 401(k) plan                        85,839              96,357
    Common stock issued for services and expenses             87,545
    Common stock issued for purchase of
         in process research and development                 625,000
    Debt conversion expense                                  810,386
    Changes in current assets and liabilities, net           174,563            (517,985)
                                                    $     (1,556,222)         (4,523,977)


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

     The U. S. Food and Drug Administration ("FDA") approved the Company's first product, the PROSORBAr column, for commercial sale on December
23, 1987, for the treatment of patients with idiopathic thrombocytopenic purpura (ITP), an immune-mediated bleeding disorder. The product is approved for the removal of immunoglobulin G (IgG) and circulating immune complexes containing IgG from plasma of patients with ITP with platelet counts below 100,000/mm3. The Company has recently completed a clinical trial using the PROSORBAr column for therapy in rheumatoid arthritis and is developing a rheumatoid arthritis prognostic assay.
The Company is planning to begin a pivotal clinical trial in rheumatoid arthritis in early 1996. IMRE is currently to conducting a pilot clinical trial using the PROSORBAr column for therapy in kidney transplantation.

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

4.   INVENTORIES

     Inventories are comprised of the following:

                                          September 30,      December 31,
                                              1995               1994
     Raw materials and components          $ 518,063          $  571,800
     Work in progress                        658,544             884,373
     Finished goods                          112,967              38,138
                                          -------------      -------------
                                          $1,289,574         $ 1,494,311

5.   COMMITMENTS AND CONTINGENCIES

     Employment Agreements. The Company entered into an employment agreement as of September 30, 1994 with a new Chief Executive Officer. The Agreement provides for specified compensation through December 31, 1997 (the ending period of the agreement) and the granting of options to purchase 750,000 shares of the Company's common stock at the fair market value on the date of grant. Options to purchase 250,000 shares of the Company's common stock were vested immediately, 250,000 vested on September 30, 1995, with the remaining options to vest on September 30, 1996. Such options will vest immediately upon a change of control of the Company, which does not preserve the continuation of the Chief Executive Officer's duties. The agreement also provides for a lump sum payment equal to the greater of one year's base salary or the balance of salary due for the term of the agreement in the event of a termination of employment, without cause, as defined.

     The Company's Executive Vice President has a six month notice of termination employment arrangement.

     PATENT CONTINGENCY. In July 1993, the Company received a claim that its PROSORBAr column infringes an issued patent. The Company has reviewed this matter with patent counsel and has been advised that the claims of the patent allegedly infringed by the Company are invalid or unenforceable or not infringed. The Company does not expect the resolution of this issue to have a material impact on its financial position or results of operations.

6.   DISTRIBUTION AGREEMENT

     On February 15, 1994, the Company entered into a 10-year exclusive distribution agreement, with certain "take or pay" and purchase commitments, with Baxter Healthcare Corporation ("Baxter") granting distribution rights of its PROSORBAr column in the United States and Canada for the treatment of thrombocytopenia and the first right to negotiate for new PROSORBAr column indications. Baxter assumed its sales and distribution responsibilities on April 2, 1994. Baxter, at its own expense, provided sales and marketing support for the sale of the product during the term of the agreement, however, the Company was to provide significant marketing and promotional support to Baxter for the first three years of the agreement. The Company no longer maintains a domestic sales force.

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

     As a result of the FDA response, Baxter exercised its right to re-negotiate minimums in February 1995. In March 1995, the two companies amended the agreement whereby Baxter: 1) made a take-or-pay payment for the first sales year of $3.0 million on March 31, 1995 compared to the original $3.5 million due, 2) agreed to purchase $1.0 million of product during the second quarter of 1995, 3) released the Company from its obligation to provide marketing and promotional support for the second and third years of the agreement, 4) gave IMRE the right to co-market with Baxter, 5) relinquished its first right to negotiate for new PROSORBAr column indications, and 6) agreed under certain circumstances, to provide advance payments to the Company for Baxter's 1996 purchases. IMRE agreed to eliminate purchase minimums and the take-or-pay concept included in the original agreement and freed Baxter to pursue competing thrombocytopenia therapies. The term of the agreement remains ten years and consistent with the original agreement, both companies have agreed to review the terms at the end of the third year. Both companies have the right to terminate the agreement as of September 30, 1997 if the parties are unable to agree on terms for the remainder of the agreement or based on performance through September 30, 1997.

7.   CONVERTIBLE DEBENTURES

     In September 1995, the Company completed an exchange offering to holders of the Company's 7% Convertible Debentures due March 31, 2001 (the "Convertible Debentures"). The Company offered to exchange the Convertible Debentures for restricted common stock at $2.25 per share compared to their original conversion price of $2.875 per share for registered common stock. Of the original $4,245,000 outstanding principal amount, $2,200,000 of the Convertible Debentures were converted. The Company recorded a non-cash expense of $810,000 which represents the fair market value of the increased number of shares issued under the terms of the offering compared to the original conversion terms. Subsequent to September 30, 1995, an additional $700,000 of Convertible Debentures were converted into common stock at the original conversion price. For substantially all Convertible Debentures that were converted, the interest accrued up to the date of conversion was paid through the issuance of common stock at either $2.25 per share or $2.875 per share.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital as of September 30, 1995, and December 31, 1994, was $1.92 million and $4.36 million, respectively. The reduction in working capital since December 31, 1994 is principally attributable to the net loss for the period and capital expenditures.

     The principal changes in the components of working capital since December 31, 1994 were a $2.30 million decrease in cash resulting from the cash expenditures for operating expenses and capital expenditures exceeding the cash receipts from customers for the nine months ended September 30, 1995, a decrease of accounts receivable, a decrease in work in process inventory, and a decrease in accounts payable and accrued liabilities. The decrease in accounts payable is primarily a result of the Company's reduced operating expenses. The decrease in accrued liabilities is primarily a result of payments made for patient treatment costs for the Company's current clinical trial using the PROSORBAr column for therapy in rheumatoid arthritis and payment of accrued interest in May 1995 related to the Company's 7% Convertible Debentures.


     The Company expects to incur further operating losses until the Company can obtain marketing approval from the FDA for additional disease indications for the PROSORBAr column or until sales to the Company's North American distributor, Baxter Healthcare Corporation, for the PROSORBAr column for its existing indication of idiopathic thrombocytopenic purpura increase significantly. A clinical trial has been completed using the PROSORBAr column for rheumatoid arthritis therapy to obtain the necessary clinical data to apply to the FDA to obtain approval for a pivotal clinical trial. The pivotal clinical trial is expected to begin in early 1996. A successful pivotal clinical trial would be necessary to obtain marketing approval from the FDA. The Company has also begun a pilot clinical study in kidney transplantation.

     The Company requires additional financing in order to fund the completion of such clinical trials, initiate clinical trials using the PROSORBAr column in other diseases and apply the Company's technology to applications beyond the PROSORBAr column including the development of its diagnostic business. The Company is seeking corporate partners to fund additional trials in rheumatoid arthritis and kidney transplantation.

     The Company's current cash position, and Baxter releasing the Company from its former obligation to provide marketing and promotional support for the second and third years of the distribution agreement will provide the Company with sufficient funds to support operations into the early part of the first quarter of 1996. The Company is currently seeking additional sources of financing to meet its short-term and long-term liquidity needs. Such sources may include equity financing and/or financing from potential corporate partners.

Results of Operations

     Three months ended September 30, 1995. Third quarter revenue was primarily from $35,000 of product sales to international customers. For the same period in 1994, the Company had $1.61 million of product sales primarily to Baxter. Consistent with the amended agreement, the Company did not make any shipments to Baxter during the third quarter of 1995 and does not expect to make any further shipments to Baxter for the fourth quarter of 1995.

     Total operating expenses for the quarter ended September 30, 1995, excluding debt conversion expense decreased 44.1% to $1.72 million from $3.07 million for the same period in 1994. Production costs decreased 58.8% to $0.40 million compared to $0.97 million in 1994 primarily as a result of very few shipments in 1995 compared to 1994. The Company did not produce any product during the third quarter of 1995 and production costs primarily represent fixed manufacturing labor and overhead costs.

     Sales and marketing expenses decreased 90.5% to $77,000 from $0.81 million for the same period in 1994. Such expenses decreased because Baxter has provided complete sales and marketing support for the sale of the product since April 1, 1995 compared to partial support for the same period in 1994. The Company no longer maintains a sales force. Sales and marketing expenses are comprised primarily of personnel costs associated with business development efforts and international customer support.

     Research and development expenses increased 51.3% to $0.72 million compared to $0.48 million for the same period in 1994. The increase is primarily a result of expenses incurred for: 1) the Company's recently completed clinical trial using the PROSORBAr column for therapy in rheumatoid arthritis, 2) development of the Company's proprietary genetic screening diagnostic test used to predict which rheumatoid arthritis patients will develop the severe form of the disease, and 3) the Company's current clinical trial using the PROSORBAr column in kidney transplantation. The Company was not conducting a clinical trial for the same period in 1994 and the diagnostic test technology was obtained by the Company in the fourth quarter of 1994.

    General and administrative expenses decreased 39.6% to $0.44 million compared to $0.73 million for the same period in 1994. The decrease is principally a result of reduced professional services and personnel expenses compared to the same period in 1994.

     The Company recognized a non-recurring non-cash expense of $0.81 million, in the third quarter of 1995, related to IMRE's completion of an exchange offering to holders of the Company's 7% Convertible Debentures due March 31, 2001. The Company offered to exchange the convertible debentures for restricted common stock at $2.25 per share compared to their original conversion price of $2.875 per share for registered common stock. Of the original $4,245,000 outstanding principal amount, $2,200,000 of the Convertible Debentures were converted. The non-recurring non-cash expense represents the fair market value of the increased number of shares issued under the terms of the offering compared to the original conversion terms. Subsequent to September 30, 1995, an additional
$700,000 of Convertible Debentures were converted into common stock at the original conversion price. This leaves IMRE with $1,345,000 of 7% Convertible Debentures due March 31, 2001 outstanding which improves the balance sheet by reducing debt and increasing equity, as well as reducing the Company's interest obligation.

     Interest expense is primarily related to the 7% Convertible Debentures issued in April 1994 and due March 31, 2001.

     The decrease in operating expenses offset by the decrease in revenue resulted in a net loss of $2.46 million in 1995 compared to a net loss of $1.43 million for the same period in 1994.

     Nine Months Ended September 30, 1995. For the nine months ended September 30, 1995, the Company reported revenue of $4.10 million, a decrease of 1.0%, from the revenue of $4.14 million reported in the same period in 1994. The revenue for 1995 includes the $3.0 million take-or-pay payment made by Baxter in March 1995.

     Total operating expenses decreased 24.7% from $8.52 million in 1994 to $6.42 million in 1995, excluding the purchase of in process research and development and the debt conversion expense. The decrease is primarily a result of a decrease in sales and marketing expenses which were partially offset by an increase in research and development expenses.

     Sales and marketing expenses decreased because Baxter has provided complete sales and marketing support for the sale of the product since April 1, 1995 compared to partial support for the same period in 1994. The Company no longer maintains a sales force. Sales and marketing expenses are comprised primarily of personnel costs associated with business development efforts and international customer support.

     The increase in research and development expenses are primarily a result of expenses incurred for: 1) the Company's recently completed clinical trial using the PROSORBAr column for therapy in rheumatoid arthritis, 2) development of the Company's proprietary genetic screening diagnostic test used to predict which rheumatoid arthritis patients will develop the severe form of the disease, and 3) the Company's current clinical trial using the PROSORBAr column in kidney transplantation.
The Company was not conducting a clinical trial for the same period in 1994 and the diagnostic test technology was obtained by the Company in the fourth quarter of 1994.

     The Company reported a net loss for the nine months ended September 30, 1995 of $3.66 million, compared to $4.33 million in 1994. The decreased net loss is primarily a result of a decrease of operating expenses which were partially offset by the non-recurring non-cash charge for IMRE's purchase in the second quarter of 1995 of the minority interest of CELx, its former majority owned diagnostics subsidiary and the debt conversion expense noted above.

PART II

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits


          Exhibit      Description of
          No.          Exhibit

          10.1 September 1995 Exchange Agreement between the Company and certain holders of its 7% Convertible Debentures due March 31, 2001.

                       Exhibit 10.1 to this Form 10-Q for the quarter ended September 30, 1995.

     (b)  Reports on Form 8-K
          None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMRE Corporation


   November 13, 1995                    Martin D. Cleary
 ---------------------                  Chief Executive Officer and President
        Date                            (Principal Executive Officer)



   November 13, 1995                    Alex P. de Soto
 ---------------------                  Vice President,
        Date                            Chief Financial Officer
                                        (Chief Accounting and
                                        Financial Officer)