Form 10-K
period 1995-12-31
IMRE CORP
filed 1996-02-20
CIK 716054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                           Commission File No. 0-12943

                                IMRE CORPORATION
             (Exact Name of registrant as specified in its charter)
                                 _______________

           DELAWARE                                            22-2389839
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

  401 QUEEN ANNE AVENUE NORTH
      SEATTLE, WASHINGTON                                         98109
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code:  (206) 298-9400
                               __________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                               __________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK $.02 PAR VALUE

                         COMMON STOCK PURCHASE WARRANTS

                     UNITS CONSISTING OF THREE (3) SHARES OF

             COMMON STOCK AND ONE (1) COMMON STOCK PURCHASE WARRANT
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                         ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 31, 1996 was $65,395,874.

The number of shares outstanding of the Registrant's Common Stock as of January 31, 1996 was 28,279,297.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                IMRE CORPORATION

                                    FORM 10-K

                                      INDEX

PART I

ITEM 1    BUSINESS
          Introduction and Overview
               Rheumatoid Arthritis
               Other Indications
               Other Technology
               Science Program Process
          Marketing and Customers
               Distribution Agreement with Baxter Healthcare Corporation
               Other
          Patents and Proprietary Technology
          FDA Regulations Affecting the Company
          Competition
          Raw Materials Supply
          Human Resources
          Management Changes
          Restructuring Plan
          Risk Factors

ITEM 2    PROPERTIES

ITEM 3    LEGAL PROCEDINGS

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

ITEM 6    SELECTED FINANCIAL DATA

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          Liquidity and Capital Resources
          Results of Operations

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11   EXECUTIVE COMPENSATION

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

          SIGNATURES

                                     PART I

ITEM 1.   BUSINESS

INTRODUCTION AND OVERVIEW

     IMRE Corporation ("IMRE" or the "Company") was incorporated in 1981 to research, develop, manufacture and market medical devices for the treatment and diagnosis of select immune-mediated diseases, transplantations, and cancers.
The Company's first product, the PROSORBA-Registered Trademark- column, is a medical device that treats a patient's defective immune system so that it can more effectively respond to certain diseases. The Company received marketing approval from the U.S. Food and Drug Administration ("FDA") in December 1987 to distribute the PROSORBA-Registered Trademark- column for treatment of idiopathic thrombocytopenic purpura ("ITP"), an immune-mediated bleeding disorder. Since 1987, the Company has had sales of the PROSORBA-Registered Trademark- column of approximately $23 million.

     The PROSORBA-Registered Trademark- column treats a defective immune system by modulating the immune system to respond more effectively. The modulation can result in the clearance of antigens or control of an autoimmune disease. The Company believes that the PROSORBA-Registered Trademark- column treats a dysfunctional immune system response rather than treating the disease itself.

     The Company's PROSORBA-Registered Trademark- column is a therapeutic, extracorporeal immunoadsorption device which removes circulating immune complexes (CIC) and immunoglobulin G (IgG) from a patient's plasma in a procedure that takes place in an extracorporeal loop (outside the body) and returns all the other necessary plasma components back to the same patient. CIC are composed of an IgG antibody bound to an antigen. The PROSORBA-Registered Trademark- column is a plastic cylinder measuring three inches in diameter and three and one half inches in height. The cylinder contains a solid binding matrix composed of protein A bound to dry silica (sand) granules. Protein A, a molecule produced by the fermentation of a bacterium, specifically binds to both CIC and IgG, with a preference for CIC. During PROSORBA-Registered Trademark-column therapy, blood is drawn from one arm of the patient, plasma and red blood cells are separated, the plasma is filtered through the PROSORBA-Registered Trademark- column to remove unwanted CIC and IgG, then combined with the red blood cells and returned to the same patient's other arm.

     The FDA considers the PROSORBA-Registered Trademark- column to be a medical device. The Company produces the PROSORBA-Registered Trademark- column at its own manufacturing facility which meets FDA good manufacturing practice ("GMP") regulations for the manufacture of the product in commercial quantities.

     The Company believes that a key factor in the Company's commercial performance will be its ability to improve PROSORBA-Registered Trademark- column sales for its currently approved indication, obtain FDA marketing approval for additional disease indications for the PROSORBA-Registered Trademark- column, and obtain and develop complementary therapeutic and diagnostic technologies. The Company is seeking opportunities to generate licensing fees and product development revenue by establishing agreements with corporate sponsors interested in accessing the Company's technology and products in development. The Company's current clinical efforts are focused primarily on rheumatoid arthritis.

RHEUMATOID ARTHRITIS

     Rheumatoid arthritis is a potentially crippling autoimmune disease that is estimated to affect over 5,000,000 people in North America and Europe. In rheumatoid arthritis, the body's immune system inappropriately makes antibodies, called rheumatoid factors, that collect in the joints and surrounding soft tissue causing inflammation and tissue damage. Joints, typically those in the hand, become painful and swollen, lose movement, and become deformed. These individuals not only suffer a significantly reduced quality of life, but also a shortened life expectancy.

     In September 1995, the Company announced the results of its 15 patient pilot clinical trial that used the PROSORBA-Registered Trademark- column for therapy in rheumatoid arthritis. The results showed a statistically significant 76% reduction in painful joints and a 70% reduction in swollen joints in 11 patients three months after completing treatment with the PROSORBA-Registered Trademark- column. The Company believes that these findings confirm the potential utility of the PROSORBA-Registered Trademark- column in treating rheumatoid arthritis reported by an earlier independent study published in the JOURNAL OF RHEUMATOLOGY in May 1994.

     Also in September 1995, the Company submitted the final results of the pilot study as well as a proposed pivotal trial protocol to the FDA. The protocol submitted to the FDA described a prospective, randomized, multi-center, double-blind, controlled trial involving 268 patients. The 268 patients are to be randomly entered into two treatment groups. Approximately 134 patients will be treated with the PROSORBA-Registered Trademark- column and 134 patients with a placebo treatment. In November 1995, the Company announced that the FDA had conditionally approved its application to begin a pivotal trial at 12 centers using the PROSORBA-Registered Trademark- column in the treatment of patients with rheumatoid arthritis. A conditional approval grants the Company permission to begin a trial following approval by the treating institution's institutional review board provided that the Company agrees to submit information and revise the protocol as requested by the FDA. The Company currently expects the commencement of this clinical study to be delayed until 1997. It will be preceded in 1996, instead, by a smaller controlled study in rheumatoid arthritis patients to verify the previously observed effects. The Company believes that favorable results from such a trial will be critical in obtaining the corporate support required to finance a larger pivotal clinical trial.

OTHER INDICATIONS

     While there are multiple additional indications in which the PROSORBA-Registered Trademark- column has demonstrated some clinical effects, the Company has most recently dedicated most of its internal resources, apart from rheumatoid arthritis, toward the indication of kidney transplantation. About 25% of patients awaiting kidney transplantation are ineligible for a transplant because they have developed antibodies, called alloantibodies, to a variety of donor tissues. These alloantibodies would immediately recognize a transplanted kidney as "foreign" and mount an immune attack against it. Prevention of this acute rejection involves the use of immunosuppressive drugs to reduce the body's tendency to reject foreign tissue, but drug therapy does not remove the sensitized antibodies. Patients waiting for a transplant are typically on dialysis which is an expensive medical maintenance procedure which provides no permanent therapeutic benefit.

     In August 1995, the Company began a pilot clinical trial to evaluate the PROSORBA-Registered Trademark- column as a means to increase the number of patients eligible for kidney transplantation. The study was designed to determine if the PROSORBA-Registered Trademark- column treatments will reduce the level of sensitizing antibodies which cause acute organ rejection and which prevent a significant portion of the patient population from receiving donor kidneys. The Company has suspended enrollment of patients in this study and is in the process of evaluating the merits of continuing the study in light of the other opportunities available to it.

     Additionally, the Company intends over-time to pursue applications for the use of the PROSORBA-Registered Trademark- column in the treatment of certain other autoimmune diseases, organ transplantations and cancers. The Company's Investigational Device Exemptions ("IDEs") which allow the Company to perform human clinical trials include the following diseases: rheumatoid arthritis, cancer, myasthenia gravis, systemic lupus erythematosus, multiple sclerosis, thrombotic thrombocytopenic purpura, and kidney transplantation. Such trials would be initiated if sufficient financing is obtained and the business potential of each therapeutic opportunity is consistent with the Company's goals. The Company is presently unable to predict when, or if, FDA approval for any such indications will be obtained.

OTHER TECHNOLOGY

     In November 1994, the Company's diagnostic division entered into a licensing agreement under which it has licensed the right to use proprietary nucleic acid probe technology (a genetic screening test) to predict which rheumatoid arthritis patients will develop severe disease and hence may benefit from early aggressive therapy. The test is currently a manually performed reference laboratory test. In January 1995, the Company obtained the rights to hybridization and chemical signal generation technology as well as automated clinical instrumentation which combined could provide the Company with the opportunity to create an automated laboratory test using the nucleic acid probe technology.

     The diagnostics division was originally formed in 1992 as a majority owned subsidiary called CELx Corporation ("CELx"). During the quarter ended June 30, 1995, the Company and CELx agreed to the merger of CELx into the Company and the exchange of shares of CELx held by persons other than the Company into an aggregate of 312,500 shares of the Company's Common Stock. The dissolution of CELx resulted in a $625,000 "purchased in process research and development" expense. The expense was based on the fair market value of the Company's Common Stocks as of the date of the merger. The diagnostics division was originally created to employ proprietary immunoassay technology to develop specific assays that provide greater sensitivity and specificity than presently available in the market. The diagnostics program is currently under evaluation within the Company and an active effort to find appropriate partners for the program is underway.

     In 1995, 1994 and 1993, the Company spent approximately $3.22 million, $2.11 million and $2.06 million, respectively, on research and development.

SCIENCE PROGRAM PROGRESS

     Beginning in 1995, the Company created a program to enhance its standing in the scientific and medical community regarding IMRE's technology, with particular attention to be focused on its application for rheumatoid arthritis. The program includes using the services of a scientific advisory board and a group of consultants. The scientific advisory board's primary function is to evaluate IMRE's clinical development program.

     The scientific advisory board is composed of internationally recognized rheumatologists including Gerald T. Nepom, Ph.D., M.D., Scientific Director of the Virginia Mason Research Center in Seattle, Washington, and Harold E. Paulus, M.D., Professor of Medicine, Division of Rheumatology, UCLA School of Medicine. In addition, K. Frank Austen, M.D., Director, Inflammation & Allergic Diseases Research Section, Division of Rheumatology & Immunology, Harvard Medical School, serves as a consultant to the scientific advisory board.

MARKETING AND CUSTOMERS

DISTRIBUTION AGREEMENT WITH BAXTER

     Historically, the PROSORBA-Registered Trademark- column was sold by the Company's internal sales force to physicians in the fields of immunology, hematology and oncology. The Company's domestic sales force consisted of 15 sales representatives, all of whom had technical backgrounds and prior sales experience in the medical products area. The Company's marketing program included direct mail, telemarketing, journal advertising, trade show participation, and physician seminars.

     In February 1994, the Company entered into a 10-year exclusive distribution agreement, with certain "take or pay" and purchase commitments, with Baxter Healthcare Corporation ("Baxter") granting distribution rights of its PROSORBA-Registered Trademark- column in the United States and Canada for the treatment of thrombocytopenia and the first right to negotiate for new PROSORBA-Registered Trademark- column indications. Baxter assumed its sales and distribution responsibilities in April 1994. Baxter, at its own expense, was to provide sales and marketing support for the sale of the product during the term of the agreement. The Company was to provide significant marketing and promotional support to Baxter for the first three years of the agreement. The Company no longer maintains a domestic internal sales force.

     The "take or pay" commitments and purchase minimums were primarily subject to the Company having FDA marketing approval for immune thrombocytopenic purpura and the lack of any new significant competitive technology being introduced before October 1995 to the thrombocytopenia therapy marketplace. The Company received a response from the FDA in January 1995 to a PMA supplement filed in March 1993 requesting the name of the Company's approved indication be changed from idiopathic thrombocytopenic purpura to immune thrombocytopenic purpura. The request was made by the Company as it believes the two names are used interchangeably by the medical community. The FDA's response denied the Company's request for such a change.

     As a result of the FDA action, Baxter exercised its right to re-negotiate minimums in February 1995. In March 1995, the two companies amended the agreement whereby Baxter: (a) made a take-or-pay payment for the first sales year of $3.0 million on March 31, 1995 compared to the original $3.5 million due, (b) agreed to purchase $1.0 million of product during the second quarter of 1995, (c) released the Company from its obligation to provide marketing and promotional support for the second and third years of the agreement, (d) gave the Company the right to co-market with Baxter, (e) relinquished its first right to negotiate for new PROSORBA-Registered Trademark- column indications, and (f) agreed under certain circumstances to provide advance payments to the Company for Baxter's 1996 purchases. The Company has agreed to eliminate purchase minimums and the take-or-pay concept included in the original agreement and has freed Baxter to pursue competing thrombocytopenia therapies. The term of the agreement remains ten years, and consistent with the original agreement, both companies have agreed to review the terms at the end of the third year. Both companies have the right to terminate the agreement as of September 30, 1997, if the parties are unable to agree on terms for the remainder of the agreement or based on performance through September 30, 1997.

OTHER

     In the international arena, the Company has entered into exclusive agreements for distribution of the PROSORBA-Registered Trademark- column in Spain, Korea, Mexico, Brazil, Argentina, and Hong Kong. However, sales to international customers represent less than 10% of the Company's product sales.

     Generally, in the United States the cost of treatment for ITP using the PROSORBA-Registered Trademark- column has been reimbursed by third-party payers.

     No customer represented more than 10% of the Company's annual sales during the year ended December 31, 1993. For the years ended December 31, 1994 and 1995, sales to Baxter represented approximately 70% and 91% respectively, of the Company's sales.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company believes that its success depends primarily on the experience, capabilities, and skills of its personnel. Notwithstanding this fact, however, the Company seeks to protect its intellectual property rights by a variety of means, including patents, maintaining trade secrets and proprietary know-how, and technological innovation to develop and maintain its competitive position. There can be no assurance that the Company will be able to obtain additional patents either in the United States or in foreign jurisdictions or that, if issued, such patents will provide sufficient protection or be of commercial benefit to the Company. Insofar as the Company relies on trade secrets and unpatented proprietary know-how, there can be no assurance that others will not independently develop similar technology or that secrecy will not be breached. Finally, there can be no assurance that the Company will be able to develop further technological innovations.

     The Company presently owns nine issued U.S. patents and four foreign patents which expire during 2004 to 2009. The process used in manufacturing the PROSORBA-Registered Trademark- column is covered by one of these patents. The Company has an exclusive license for a U.S. patent for a genetic screening test to predict which rheumatoid arthritis patients will develop severe disease. In addition, the Company has an exclusive license for a U.S. patent for treating cellular Fc receptor-mediated hypersensitivity immune disorders.

     There can be no assurance that the Company's patents will afford commercially significant protection of its proprietary technology or have commercial application. There has been no judicial determination of the validity or scope of its proprietary rights. Moreover, the patent laws in foreign countries may differ from those of the United States, and the degree of protection afforded by foreign patents may be different.

     Others have filed applications for, or have been issued, patents and may obtain additional patents and other proprietary rights relating to products or processes competitive with those of the Company. The scope and validity of such patents is presently unknown. If existing or future patents are upheld as valid by courts, the Company may be required to obtain licenses to use technology covered by such patents.

     In November 1995, a complaint was filed with the United States District Court, Northern District of California, claiming that the Company's PROSORBA-Registered Trademark- column allegedly infringes a patent issued to David S. Terman, M.D. which was assigned in July 1993 to DTER-ENT, Inc., a California corporation. The Company first received notice of a claim of infringement from DTER-ENT, Inc. in July 1993. The Company has disclosed this claim in its public filings for the past two years. The Company has reviewed this matter with patent counsel and has been advised that the claims of the patent allegedly infringed are invalid or unenforceable or that the PROSORBA-Registered Trademark- column does not infringe the claims. Although the Company intends to vigorously contest the claim, there can be no assurances that the Company will be successful.

     Opinions of patent counsel are based upon certain facts and information available at the time such opinions are rendered. The prosecution and defense of validity and infringement issues before the forums in which such issues may be raised are complicated, and it is not possible to predict the outcome with certainty. Opinions of patent counsel are not binding on such forums.

     Various scientific personnel of the Company in the past have been associated with non-profit research or educational institutions that typically require researchers to execute agreements giving such institutions broad rights to inventions created or developed during the period that the scientist is associated with such institution. The Company's Chairman of the Board and Chief Scientific Officer Dr. Frank R. Jones have been parties to such agreements in the past. While no such institution has to date asserted rights to the Company's technology, such assertions may be made in the future. If such assertions are made, the Company may be forced to litigate to protect its rights to such technology.

     PROSORBA-Registered Trademark- column is a registered trademark of the Company.

FDA REGULATIONS AFFECTING THE COMPANY

     The PROSORBA-Registered Trademark- column is regulated by the FDA as a Class III device. The regulatory approval of a Class III device in the United States intended for therapeutic use in humans involves many steps including preclinical and clinical testing. Preclinical evaluation of a Class III device includes testing to demonstrate that in clinical studies with human subjects the product would not present an unreasonable hazard. Preclinical evaluation of the PROSORBA-Registered Trademark- column was conducted as part of the approval process for treatment of patients with ITP.

     For each additional disease that the Company wants to treat with the PROSORBA-Registered Trademark- column, clinical testing must be conducted. Before such clinical testing can begin, an investigational device exemption ("IDE") application must be prepared and filed with the FDA. This application consists of (i) information on the composition of the product, (ii) manufacturing data, (iii) results of all preclinical safety and effectiveness studies, and (iv) a design of the study and protocol. If the application has not been denied or if additional information has not been requested by the FDA within 30 days of submission, the applicant may then begin clinical trials.

     The clinical testing of a device may consist of a preliminary feasibility study leading to a larger study of safety and effectiveness, or it may consist of only the larger safety and effectiveness study. Upon completion of the study and compilation of the data, a pre-market approval ("PMA") application can be filed. The FDA is required to respond to the PMA submission within 180 days, although the FDA may not and often does not adhere to this schedule and further review may take additional time. After the FDA completes its review of the PMA application, the clinical study data is reviewed by an advisory panel of medical experts who are not part of the FDA. The applicant is required to answer questions posed by this panel. Based on its review of the data, the advisory panel may make a recommendation of approval or nonapproval to the FDA. The FDA usually follows the recommendation of the panel but is not required to.
Assuming the advisory panel recommends approval of the PMA, the FDA may approve the application and the product may then be commercially distributed.

     The manufacture and distribution of medical devices are subject to continuing FDA regulation. In addition to the requirement that the device be marketed only for its approved uses, applicable law requires compliance with the FDA's good manufacturing practices ("GMP") regulations. Failure to comply with the GMP regulations or with other applicable legal requirements can lead to federal seizure of volatile products, injunctive actions brought by the federal government, and potential criminal liability on the part of the Company and of the officers and employees of the Company who are responsible for the activities that lead to the violations.

     Even though the Company has received marketing approval from the FDA for the treatment of ITP with the PROSORBA-Registered Trademark- column, there can be no assurance that any marketing clearances for other diseases or products will be granted on a timely basis, or at all, or that it will be economically feasible to commercialize the PROSORBA-Registered Trademark- column for these other diseases. The FDA may also require post-marketing testing and surveillance programs to monitor the effectiveness and safety of the Company's products. Product marketing approvals may be withdrawn for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing.

     The PROSORBA-Registered Trademark- column is commercially distributed under a PMA that was approved by the FDA in 1987. Changes to the product and its manufacturing process, and certain types of labeling changes must be approved by the FDA prior to implementation. The Company currently has one supplement to the PMA pending with the FDA for a labeling change, such change dealing with the use of ancillary equipment during the use of the PROSORBA-Registered Trademark-column. The FDA has indicated to the Company that the PMA supplement would be approvable if certain additional information is provided. There can be no assurance that any future supplements will be approved by the FDA.

COMPETITION

     The PROSORBA-Registered Trademark- column, as well as other products which may be developed by the Company in the future, are intended to compete with conventional methods of treatment which generally consist of surgery, drug, or radiation therapy and which have been accepted by the medical community as classical treatment methods. In addition, the Company intends to compete with methods of treatment focusing on the artificial stimulation and/or modification of the human immune system by material or synthetic drugs or genetically engineered compounds which are being pursued by numerous biotechnology and medical companies and research institutions. Many of the Company's potential competitors have significantly greater resources than the Company. The PROSORBA-Registered Trademark- column as well as the other products currently under consideration for development by the Company represent a different approach to the treatment of immune-related diseases inasmuch as they focus on the removal of CIC that are suppressive to the body's immune system. The Company is aware of a select number of other companies which are known to be pursuing approaches to disease treatment similar to the Company's methodology. In addition, it is always possible that established companies and research institutions with greater resources may develop other treatment methods for various diseases.

     The Company believes that its success will depend primarily on, among other things, the market acceptance of its therapeutic approach, its scientific expertise, the PROSORBA-Registered Trademark- column's performance measured against competing products, adequate funding, and on its ability to develop, protect, and market products in the future.

     The Company's competitive success will also depend on its continued ability to attract and retain skilled and experienced personnel, to develop and secure the rights to advanced proprietary technology and to commercially exploit its technology prior to the development of competitive products by others.

RAW MATERIALS SUPPLY

     The Company believes that raw materials and other components are available in sufficient quantities to meet production requirements for the PROSORBA-Registered Trademark- column. Sale of the PROSORBA-Registered Trademark- column is not subject to seasonal fluctuation.

HUMAN RESOURCES

     In early January 1996, the Company notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being terminated immediately as part of a restructuring. Such positions were from all departments of the Company. As of January 31, 1996, the Company employed approximately 20 full-time employees, including seven who have doctorate degrees and three who are registered nurses.

     None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its employee relations to be excellent.

MANAGEMENT CHANGES

     In December 1995, Martin D. Cleary resigned as Chief Executive Officer and a member of the Board of Directors of the Company, and Harvey J. Hoyt resigned as Executive Vice President and a member of the Board of Directors. Jay D. Kranzler, M.D., Ph.D. was appointed as Chief Executive Officer and Vice Chairman of the Board of Directors and Debby Jo Blank, M.D. was appointed as President, Chief Operating Officer and a member of the Board of Directors. Frank R. Jones, Ph.D. serves as the Company's Chief Scientific Officer and Chairman of the Board of Directors.

RESTRUCTURING PLAN

     The Company is in the process of implementing a substantial restructuring plan. The restructuring plan includes a streamlining of operations and a pending relocation of all operations of the Company, except manufacturing operations, to San Diego, California by the end of 1996. Such a restructuring and relocation is expected to result in the loss of a majority of the employees of the Company. In parallel, the Company's new management is reviewing the Company's current activities and long term strategy, which also may be subject to revision.

RISK FACTORS

     Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Exchange Act that involves risks and uncertainties. The Company's actual results could differ materially from those discussed below and elsewhere in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Report. In analyzing the Company and its business, investors should carefully consider, among other things, the following risk factors:

NEED FOR ADDITIONAL CAPITAL.

     The Company is actively seeking opportunities to raise additional capital through the private equity market or corporate partners. Such capital would be used primarily to support research and development activities, including funding clinical trials for rheumatoid arthritis and certain platelet disorders. The amount of required capital is primarily dependent upon the following: results of clinical trials, results of current research and development efforts, the FDA regulatory process, potential competitive and technological advances, and levels of product sales. Because the Company is unable to predict the outcome of the previously noted factors, some of which are beyond the Company's control, the Company is unable to estimate, with certainty, its mid- to long-term total capital needs. If the Company is unable to obtain additional financing, however, it may be required to delay, scale back or eliminate some or all of its activities, to license to third parties technologies that the Company would otherwise seek to develop itself, to seek financing through the debt market and/or to seek additional methods of financing.

HISTORY OF OPERATING LOSSES.

     The Company has operated at a loss since its formation in October, 1981. In the years ended December 31, 1994 and 1995, the Company had revenues of $4,918,126 and $4,104,224 and net losses of $6,151,312 and $6,826,252, respectively. As of December 31, 1995, the Company had an accumulated deficit of $44,041,634. The ability of the Company to achieve profitability is dependent upon successful completion of anticipated clinical trials and obtaining FDA marketing approval of the PROSORBA-Registered Trademark- column for the treatment of additional diseases in a timely manner, among other factors. The Company would have to significantly scale back its plans, curtail clinical trials, and limit its present operations in order to become profitable or operate on a break-even basis if it does not receive marketing approval from the FDA for the PROSORBA-Registered Trademark- column for the treatment of diseases in addition to idiopathic thrombocytopenic purpura ("ITP"). There can be no assurance that the Company will meet applicable regulatory standards or successfully market its products to generate sufficient revenues to render the Company profitable.

MANAGEMENT CHANGES; RESTRUCTURING PLAN; DEPENDENCE UPON KEY PERSONNEL.

     The Company has recently undergone changes in senior management and new management is in the process of developing and implementing a substantial restructuring plan. The restructuring plan has not been completed and there can be no assurance that it will be completed. Even if such a restructuring plan is completed, there can be no assurance that the restructuring will be successfully implemented. The Company's success is dependent upon certain key management and technical personnel, including the new senior management members. The loss of the services of any of these key employees could have a material adverse effect on the Company. See "Management Changes" and "Restructuring Plan."

FDA APPROVAL AND REGULATIONS.

     The Company is currently planning to conduct a controlled clinical trial of the PROSORBA-Registered Trademark- column for treatment of rheumatoid arthritis. Although the FDA has approved the commercial sale of the PROSORBA-Registered Trademark- column for the treatment of ITP, there can be no assurance that current or future clinical trials will produce data satisfactory to the FDA to establish the effectiveness of the PROSORBA-Registered Trademark- column for treatment of diseases other than ITP, such as rheumatoid arthritis, transplantations and certain cancers, or that the FDA will approve the PROSORBA-Registered Trademark- column for treatment of such diseases in a timely manner, if at all.

     The PROSORBA-Registered Trademark- column is commercially distributed under a pre-market approval ("PMA") application that was approved by the FDA in 1987. Changes to the product and its manufacturing process, and certain types of labeling changes must be approved by the FDA prior to implementation. The Company currently has one supplement to the PMA pending with the FDA for a labeling change dealing with the use of ancillary equipment during the use of the PROSORBA-Registered Trademark- column. The FDA has indicated to the Company that the PMA supplement would be approvable if certain additional information is provided. There can be no assurance that the Company will receive approval of its pending PMA supplement or any future PMA supplements will be approved by the FDA.

     Even if FDA approval is granted to market a product for treatment of a particular disease, subsequent discovery of previously unknown problems may result in restrictions on the product's future use or withdrawal of the product from the market. In addition, any other products developed in the future will require clinical testing and FDA marketing approval before they can be commercially exploited in the United States. Such approval process is typically very lengthy and there is no assurance that approvals will be obtained.

     The manufacture and distribution of medical devices are subject to continuing FDA regulation. In addition to the requirement that the device be marketed only for its approved use, applicable law requires compliance with the FDA's good manufacturing practices ("GMP") regulations. Failure to comply with the GMP regulations or with other applicable legal requirements can lead to federal seizure of non-complying products, injunctive actions brought by the federal government, and potential criminal liability on the part of the Company and of the officers and employees of the Company who are responsible for the activities that lead to the violations.


COMPETITIVE ENVIRONMENT; TECHNOLOGICAL CHANGE; EFFECTIVENESS OF PRODUCTS.

     The field of medical devices in general and the particular areas in which the Company will market its products are extremely competitive. In developing and marketing medical devices to treat immune-mediated diseases and cancers, the Company competes with other products, therapeutic techniques and treatments which are offered by national and international healthcare and pharmaceutical companies, many of which have greater marketing, human and financial resources than the Company.

     The immunological therapies market is characterized by rapid technological change and potential introductions of new products or therapies. To respond to these changes, the Company may be required to develop or purchase new products to protect its technology from obsolescence. There can be no assurance that the Company will be able to develop or obtain such products, or, if developed or obtained, that such products will be commercially viable. In addition, there can be no assurance that the Company's products will prove effective in the treatment of diseases other than ITP.

DEPENDENCE OF THIRD PARTY ARRANGEMENTS.

     The Company's commercial sale of its proposed products and its future product development may be dependent upon entering into arrangements with corporate partners and other third parties for the development, marketing, distribution and/or manufacturing of products utilizing the Company's proprietary technology. While the Company is currently seeking collaborative research and development arrangements and joint venture opportunities with corporate sponsors and other partners, there can be no assurance that the Company will be successful in entering into such arrangements or joint ventures or that any such arrangements will prove to be successful.

EXCLUSIVE AGREEMENT WITH BAXTER.

     In February 1994, the Company entered into a 10-year exclusive distribution agreement, with Baxter Healthcare Corporation ("Baxter") granting to Baxter distribution rights of its PROSORBA-Registered Trademark- column in the United States and Canada for the treatment of thrombocytopenia and the first right to negotiate for new PROSORBA-Registered Trademark- column indications. The distribution agreement also contained certain "take or pay" and minimum purchase committments. Baxter, at its own expense, was to provide sales and marketing support for the sale of the product during the term of the agreement. Baxter assumed the Company's sales and distribution responsibilities in April
1994.   The Company was to provide significant marketing and promotional support to Baxter for the first three years of the agreement. The Company no longer maintains a domestic sales force.

     The "take or pay" commitments and purchase minimums were primarily subject to the Company having FDA marketing approval for immune thrombocytopenic purpura and the lack of any new significant competitive technology being introduced before October 1995 to the thrombocytopenia therapy marketplace. The Company received a response from the FDA in January 1995 to a PMA supplement filed in March 1993 requesting the name of the Company's approved indication be changed from idiopathic thrombocytopenic purpura to immune thrombocytopenic purpura.
The request was made by the Company as it believes the two names are used interchangeably by the medical community. The FDA's response denied the Company's request for such a change.

     As a result of the FDA action, in February 1995 Baxter exercised its right to re-negotiate the minimum purchase commitments. In March 1995, the two companies amended the agreement whereby Baxter: (a) made a take-or-pay payment for the first sales year of $3.0 million on March 31, 1995 compared to the original $3.5 million due, (b) agreed to purchase $1.0 million of product during the second quarter of 1995, (c) released the Company from its obligation to provide marketing and promotional support for the second and third years of the agreement, (d) gave the Company the right to co-market with Baxter, (e) relinquished its first right to negotiate for new PROSORBA-Registered Trademark-column indications, and (f) agreed under certain circumstances to provide advance payments to the Company for Baxter's 1996 purchases. The Company has agreed to eliminate purchase minimums and the take-or-pay concept included in the original agreement and freed Baxter to pursue competing thrombocytopenia therapies. The term of the agreement remains ten years, and consistent with the original agreement, both companies have agreed to review the terms at the end of the third year. Both companies have the right to terminate the agreement as of September 30, 1997, if the parties are unable to agree on terms for the remainder of the agreement or based on performance through September 30, 1997.

     No assurance can be given that Baxter will maximize the Company's potential sales in North America, or that Baxter will be successful in marketing the Company's PROSORBA-Registered Trademark- column.

UNCERTAINTY OF PATENT PROTECTION AND CLAIMS TO TECHNOLOGY.

     The Company currently holds nine United States and four foreign patents relating to its technology, and has also filed other patent applications. In addition, the Company has an exclusive license for a U.S. patent for a genetic screening test to predict which rheumatoid arthritis patients will develop the severe form of the disease. Neither the protection afforded by these patents nor their enforceability can be assured. Furthermore, there can be no assurance that additional patents will be obtained either in the United States or in foreign jurisdictions or that, if issued, such additional patents will provide sufficient protection to the Company's technology or be of commercial benefit to the Company. Insofar as the Company relies on trade secrets and unpatented proprietary know-how, there can be no assurance that others will not independently develop similar technology or that secrecy will not be breached. There can also be no assurance that the Company will be able to develop further technological innovations.

     Others have filed applications for, or have been issued, patents and may obtain additional patents and other proprietary rights relating to products or processes competitive with those of the Company. The scope and validity of such patents is presently unknown. If existing or future patents are challenged in litigation or interference proceedings, the Company may become subject to significant liabilities to third parties or be required to seek licenses from third parties. There can be no assurance that such licenses would be available or, if available, obtainable on acceptable terms.

     In November 1995, a complaint was filed with the United States District Court, Northern District of California, claiming that the Company's PROSORBA-Registered Trademark- column allegedly infringes a patent issued to David S. Terman, M.D., which patent subsequently was assigned in July 1993 to DTER-ENT, Inc., a California corporation. The Company first received a notice of a claim of infringement from DTER-ENT, Inc. in July 1993. Althought the Company intends to vigorously contest the claim, there can be no assurances that the Company will be successful.

     In addition, various scientific personnel of the Company were previously associated with non-profit research or education institutions that typically require researchers to execute agreements giving such institutions broad rights to inventions created or developed during the period that the scientist is associated with such institution. Dr. Frank R. Jones, Chairman of the Board and Chief Scientific Officer of the Company, has been a party to such agreements in the past. While no such institution has to date asserted rights to the Company's technology, such assertions may be made in the future, and if made, there can be no assurances that the Company will be successful in any such litigation.

CONCENTRATION OF OWNERSHIP.

     Allen & Company Incorporated beneficially owns approximately 18.1% of the outstanding Common Stock of the Company and is the largest stockholder of the Company.

SALES AND MARKETING.

     In addition to marketing through Baxter, the Company also conducts limited marketing of the PROSORBA-Registered Trademark- column outside the United States through foreign distributors. Sales to foreign distributors have not been material to the Company's results from operations. There can be no assurance, however, that such domestic sales efforts or foreign sales arrangements will become material to the Company's results of operations.

INSURANCE REIMBURSEMENT.

     Successful commercialization of a new medical product, such as the PROSORBA-Registered Trademark- column depends, in part, on reimbursement by public and private health insurers to health care providers for use of such product. The availability of such reimbursement is subject to a variety of factors, many of which could affect the Company as it commercializes use of the PROSORBA-Registered Trademark- column. Although, the Company has been generally successful in assisting health care providers in arranging reimbursement for the use of the PROSORBA-Registered Trademark- column in the treatment of ITP, there can no assurance that public and private insurers will continue to reimburse for the use of the PROSORBA-Registered Trademark- column.

UNCERTAINTY OF HEALTH CARE REFORM.

     There are widespread efforts to control health care costs in the U.S. and worldwide. Various federal and state legislative initiatives regarding health care reform and similar issues continue to be at the forefront of social and political discussion. These trends may lead third-party payors to decline or limit reimbursement for the Company's product, which could negatively impact the pricing and profitability of, or demand for, the Company's product. The Company believes that government and private efforts to contain or reduce health care costs are likely to continue. There can be no assurance concerning the likelihood that any such legislative or regulatory initiative will be enacted, or market reform initiated, or that, if enacted such reform or initiative will not result in a material adverse impact on the business, financial condition or results of operations of the Company.

PRODUCT LIABILITY.

     The use of the PROSORBA-Registered Trademark- column involves the possibility of adverse effects occurring to end-users that could expose the Company to product liability claims. Although the Company currently maintains product liability insurance coverage, there can be no assurance that such coverage or any increased amount of coverage will be adequate to protect the Company and there can be no assurance that the Company will have sufficient resources to pay any liability resulting from such a claim.

POSSIBLE VOLATILITY OF STOCK PRICE; ABSENCE OF DIVIDENDS.

     There has been a history of significant volatility in the market prices of securities of biotechnology companies, including the Company's Common Stock. Factors such as announcements by the Company or others of technological innovations, results of clinical trials, new commercial products, regulatory approvals or proprietary rights developments, coverage decisions by third-party payers for therapies and public concerns regarding the safety and other implications of biotechnology all may have a significant impact on the Company's business and market price of the Company's Common Stock. No dividends have been paid on the Common Stock to date, and the Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

HAZARDOUS MATERIAL.

     The Company's research and development programs involve the controlled use of biohazard materials, such as viruses including the HIV virus that causes AIDS. Although the Company believes that its safety procedures for handling such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company.

LIMITATION OF NET OPERATING LOSS CARRY FORWARDS.

     The Company's sale of Common Stock in November 1990, September 1991, April 1993, and January 1996 when taken together with prior issuances, caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), to be applicable. This limitation will allow the Company to use only a portion of the net operating losses which it has accumulated in any future year to offset future taxable income, if any, for federal income tax purposes. Based on the limitations of Section 382 and before consideration of the effect of the sale of securities offered hereby, the Company may be allowed to use no more than approximately $3,700,000 of such losses each year to reduce taxable income, if any. To the extent not utilized by the Company, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire. All unused net operating losses will expire 15 years after any year in which they were generated. The years in which such expiration will take place range from 1998-2010.

ITEM 2.   PROPERTIES

     In October 1991, the Company entered into an eight-year lease for 14,400 square feet of production, laboratory and administrative facilities in Seattle, Washington. The Company assembles the PROSORBA-Registered Trademark- column at these facilities.

     The Company leases 8,000 square feet for its raw materials manufacturing facility in Redmond, Washington. The facility is used to produce commercial quantities of both protein A and the chemically coated silica matrix used in the manufacture of the PROSORBA-Registered Trademark- column. The Company's lease expires in 2004.

     Both of the Company's manufacturing facilities comply with the FDA's GMP regulations.

     In 1996, the Company intends to combine the manufacturing operations in its Redmond facility and seek a tenant to assume its lease for the facility in Seattle. The Company believes that the combined facility will be adequate to meet the foreseeable manufacturing requirements of the Company. The Company intends to occupy office space in San Diego, California for its administrative, research and medical personnel.

ITEM 3.   LEGAL PROCEEDINGS

     On February 15, 1994, the Company issued a press release announcing the restatement of its results of operations for the third quarter ended September 30, 1993. The Company filed a Current Report on Form 8-K, dated June 23, 1994, with the Securities and Exchange Commission with respect to changing the Company's certifying accountant. On August 16, 1994, the Company received a letter from the Commission notifying the Company that the Commission was conducting a preliminary inquiry into the restatement of the Company's results of operations and the change in the Company's certifying accountant and requesting certain information. The Company has cooperated with the Commission. In January 1996, Commission staff notified the Company that it intended to propose that the Commission initiate proceedings to seek injunctive relief against the Company enjoining it from future violations of the federal securities laws. The Commission staff further advised the Company that it intended to seek similar injunctive relief and civil penalties against Alex P. de Soto, the Chief Financial Officer of the Company. The Commission invited both the Company and Mr. de Soto to prepare and file with the Commission a Wells Submission to provide the Commission with any additional relevant information prior to formal action by the Commission. The Company is fully cooperating with the Commission staff in order to resolve the matters as expeditiously as possible.

     In November 1995, a complaint was filed with the United States District Court, Northern District of California, claiming that the Company's PROSORBA-Registered Trademark- column allegedly infringes a patent issued to David S. Terman, M.D. which was assigned in July 1993 to DTER-ENT, Inc., a California corporation ("DTER-ENT"). The Company first received notice of a claim of infringement from DTER-ENT in July 1993. The Company has disclosed this claim in its public filings for the past two years. The Company has reviewed this matter with patent counsel and has been advised that the claims of the patent allegedly infringed are invalid or unenforceable or that the PROSORBA-Registered Trademark- column does not infringe the patent rights of DTER-ENT.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As of December 15, 1995, the Company had received written consents from the holders of 10,154,722 shares of Common Stock, representing 54.66 percent of the 18,579,148 shares of Common Stock outstanding on November 6, 1995, the record date for the consent solicitation, authorizing an amendment to the Certificate of Incorporation of the Company to authorize a new class of "blank check" preferred stock and give the Board of Directors the authority to fix by resolution or resolutions any of the designations and the powers, preferences and rights and the qualifications, limitations or restrictions thereof, of series of preferred stock of the Company.

                                     PART II
ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

     a) The Company's Common Stock is traded on the Nasdaq Small Cap Market. The principal market for the Company's Common Stock is the over-the-counter market. Set forth below are the high and low closing bid prices for the Company's Common Stock for each quarter of 1995 and 1994 as reported by the Nasdaq Stock Market, Inc.



              1995                                     High Bid       Low Bid
              ----                                     --------       -------
          First Quarter    . . . . . . . . . . . .       2 1/8          1 1/4
          Second Quarter   . . . . . . . . . . . .       2 1/8          1 7/16
          Third Quarter    . . . . . . . . . . . .       4 1/2          1 7/8
          Fourth Quarter   . . . . . . . . . . . .       3 5/8          1 3/4

              1994                                     High Bid       Low Bid
              ----                                     --------       -------

          First Quarter    . . . . . . . . . . . .      3 15/16         3 1/4
          Second Quarter   . . . . . . . . . . . .      3 1/4           2 3/8
          Third Quarter    . . . . . . . . . . . .      2 7/16          1 3/4
          Fourth Quarter   . . . . . . . . . . . .      2 1/2           1 15/16

     The above quotations are interdealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


          b) At January 31, 1996, there were approximately 1,100 holders of record of the Company's Common Stock.

          c)   The Company has never paid cash dividends on its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA



                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------
                                                    1995             1994             1993            1992             1991
                                              -------------------------------------------------------------------------------
Results of Operations:
     Revenues                                 $  4,104,224      $  4,918,126    $  5,410,530     $  4,076,021    $  2,712,120
     Interest income                               118,994            71,986         134,483          363,539         192,526
                                              ------------      ------------    ------------     ------------    ------------
                                                 4,223,218         4,990,112       5,545,013        4,439,560       2,904,646
Costs and expenses
     Production costs                            2,041,422         2,571,168       1,582,986        1,166,025         458,832
     Sales and marketing                           819,907         3,550,037       4,758,427        3,952,481       1,987,141
     Research and development                    3,219,324         2,107,694       2,059,129        1,506,742         920,993
     General and administrative                  2,626,817         2,694,489       2,105,743        1,279,077         988,046
     Interest                                      261,958           218,036           7,659           16,721           4,441
                                              ------------      ------------    ------------     ------------    ------------
                                                 8,969,428        11,141,424      10,513,944        7,921,046       4,359,453
                                              ------------      ------------    ------------     ------------    ------------

Purchase of in process research
     and development                               625,000
Debt conversion expense                            810,386
Restrucuring expense                               644,656
                                              ------------      ------------    ------------     ------------    ------------
                                                11,049,470        11,141,424      10,513,944        7,921,046       4,359,453
                                              ------------      ------------    ------------     ------------    ------------

     Loss from operations                       (6,826,252)       (6,151,312)     (4,968,931)      (3,481,486)     (1,454,807)
     Minority interest in loss                                                        47,711           38,260           1,435
                                              ------------      ------------    ------------     ------------    ------------

     Net loss                                  $(6,826,252)      $(6,151,312)    $(4,921,220)     $(3,443,226)    $(1,453,372)
                                              ------------      ------------    ------------     ------------    ------------
                                              ------------      ------------    ------------     ------------    ------------
Net loss per share                            $      (0.39)     $      (0.40)   $      (0.33)    $      (0.25)   $      (0.14)
                                              ------------      ------------    ------------     ------------    ------------
                                              ------------      ------------    ------------     ------------    ------------

Weighted average number
     of shares for the year
     ended December 31                          17,598,735        15,243,860      14,716,472       14,030,224      10,159,938
                                              ------------      ------------    ------------     ------------    ------------
                                              ------------      ------------    ------------     ------------    ------------

Total assets at December 31                   $  4,563,709      $  7,721,013    $  7,761,598     $  8,441,703    $ 11,109,825
                                              ------------      ------------    ------------     ------------    ------------
                                              ------------      ------------    ------------     ------------    ------------

Convertible Debentures and
     Other Long Term Liabilities              $  1,539,722      $  4,247,759    $      0         $      0        $      0
                                              ------------      ------------    ------------     ------------    ------------
                                              ------------      ------------    ------------     ------------    ------------

Working capital at December 31                $   (688,771)     $  4,360,749    $  3,787,412     $  6,902,330    $ 10,135,987
                                              ------------      ------------    ------------     ------------    ------------
                                              ------------      ------------    ------------     ------------    ------------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULT OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in
Item 1 and Item 2 contained herein.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital as of December 31, 1995, 1994 and 1993 was a deficit of $0.69 million, and a positive balance of $4.36 million and $3.79 million, respectively. The $5.05 million decrease in working capital in 1995 is principally attributable to the $6.83 million loss from operations for the year ended December 31, 1995 and $0.71 million of capital expenditures which were partially offset by $2.50 million of expenses which did not impact working capital. The $0.57 million increase in working capital in 1994 is principally attributable to $4.25 million of proceeds from the April 1994 issuance of 7% Convertible Debentures due March 31, 2001, (the "7% Convertible Debentures") and $2.63 million of proceeds from a private placement of common stock in December 1994, offset by the $6.15 million loss from operations for the year ended December 31, 1994.

     The Company expects to incur further operating losses until the Company can obtain marketing approval from the FDA for additional disease indications for the PROSORBA-Registered Trademark- column or until sales to the Company's North American distributor, Baxter Healthcare Corporation, for the PROSORBA-Registered Trademark- column for its existing indication of idiopathic thrombocytopenic purpura increase significantly. A controlled clinical trial is planned in 1996 for using the PROSORBA-Registered Trademark- column for rheumatoid arthritis therapy as a follow on to a successful pilot clinical trial completed in 1995. The Company believes that a successful clinical trial would be necessary to attract corporate partners to fund a subsequent pivotal clinical trial. A successful pivotal clinical trial is necessary to apply for marketing approval from the FDA.

     In September 1995, the Company completed an exchange offering to holders of its 7% Convertible Debentures. The Company offered to exchange the 7% Convertible Debentures for common stock at a price of $2.25 per share. Of the original $4,245,000 outstanding principal amount of the 7% Convertible Debentures, $2,200,000 was converted pursuant to the exchange offering. Subsequent to September 1995, an additional $700,000 of 7% Convertible Debentures has been converted into Common Stock under their original $2.875 per share conversion price. As of December 31, 1995, there was outstanding principal of $1,345,000 of the 7% Convertible Debentures.

     In January 1996, the Company completed a private placement of approximately
8.5 million shares of its Common Stock resulting in net proceeds to the Company of approximately $12.0 million (the "Private Placement").

     In January 1996, the Company also began implementing a restructuring plan which includes consolidating its manufacturing facilities to one location in the state of Washington and moving all other operations of the Company to San Diego, California. As part of the restructuring plan, the Company, in January 1996, notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being terminated immediately. The annual salary savings from this reduction in the work force is expected to be in excess of $1.0 million. The Company estimates it will incur approximately $1.0 million of capital expenditures to consolidate its two Washington manufacturing facilities. The Company believes that the funds resulting from the Private Placement coupled with the Company's restructuring will provide the resources necessary to fund operations, including clinical trials, through the latter half of 1997.

     The Company will require additional financing in order to fund the completion of a pivotal clinical trial in rheumatoid arthritis, initiate pivotal clinical trials using the PROSORBA-Registered Trademark- column in other diseases and apply the Company's technology to applications beyond the PROSORBA-Registered Trademark- column. The Company is seeking corporate partners to fund additional clinical trials.

     The principal changes in the components of working capital since December 31, 1994 were a $2.66 million decrease in cash resulting from the excess of cash expenditures for 1995 over the $1.0 million of proceeds received from debt financing, a $0.39 million decrease in trade accounts receivable resulting from the lower amount of sales during the end of 1995 compared to 1994, a decrease of $0.35 million in inventory to reflect the lower sales demands of Baxter, and a combined increase of $0.54 million in accounts payable, accrued compensation and accrued liabilities due primarily to increasing payment cycles to suppliers to preserve the Company's cash position as of December 31, 1995.

RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994

     Effective April 2, 1994, the Company entered into a 10-year exclusive distribution agreement with Baxter Healthcare Corporation granting distribution rights for the treatment of thrombocytopenia and the first right to negotiate for new PROSORBA-Registered Trademark- column indications. The agreement provided for an annual "take or pay" commitment from Baxter to the Company for the first two sales years. These minimums were subject to the Company having FDA product approval for immune thrombocytopenic purpura.

     The Company received a response from the FDA in January 1995 to a pre-market application (PMA) supplement filed in March 1993 requesting the name of the Company's approved indication be changed from idiopathic thrombocytopenic purpura to immune thrombocytopenic purpura. The request was made by the Company as it believed the two names are used interchangeably by the medical community. The FDA's response denied the Company's request for such a change.

     As a result of the FDA action, Baxter exercised its right to re-negotiate minimums in February 1995. In March 1995, the two companies amended the agreement whereby Baxter: 1) made a take-or-pay payment for the first sales year of $3.0 million compared to the original $3.5 million due March 31, 1995,
2) purchased $1.0 million of product during the second quarter of 1995, 3) released the Company from its obligation to provide marketing and promotional support for the second and third years of the agreement, 4) gave the Company the right to co-market with Baxter, 5) relinquished its first right to negotiate for new PROSORBA-Registered Trademark- column indications, and 6) under certain circumstances, agreed to provide advance payments to the Company for Baxter's 1996 purchases. The Company agreed to eliminate purchase minimums and the take-or-pay concept included in the original agreement and freed Baxter to pursue competing thrombocytopenia therapies. The term of the agreement remains ten years and consistent with the original agreement, both companies agreed to review the terms at the end of the third year. Both companies have the right to terminate the agreement as of September 30, 1997 if the parties are unable to agree on terms for the remainder of the agreement or based on performance through September 30, 1997.

     The impact of the revised Baxter agreement referred to above had a variety of effects on the operations of the Company during the year ended December 31, 1995. The Company's revenue included the $3.0 million take or pay payment made by Baxter in March 1995 and sales and marketing costs relative to sales decreased based on Baxter agreeing to assume all marketing and promotional costs.

     Net sales decreased 77.5% from $4.92 million in 1994 to $1.10 million in 1995. Approximately 91% of the 1995 sales were to Baxter, with the remaining 9% primarily to international customers of the Company. The decrease in net sales was due primarily to Baxter selling approximately 50% less product to customers than when the Company sold directly to health care providers. In addition, there is a lower sales price charged to Baxter than the Company previously charged to its customers. A substantial amount of the columns shipped by the Company to Baxter remained in Baxter's ending inventory as of December 31, 1995 because of continued delays by Baxter in fully implementing a sales and marketing program for the PROSORBA-Registered Trademark- column. The Company is unable to predict if shipments in 1996 will exceed those of 1995.

     Total operating expenses, excluding $2.08 million of non-recurring charges, decreased 19.5% from $11.14 million in 1994 to $8.97 million in 1995.
Production costs decreased 20.6% from $2.57 million in 1994 to $2.04 million in 1995. The decrease is primarily a result of the decrease in the number of units shipped in 1995 compared to 1994. The majority of production costs in 1995 represent labor and overhead charges as no significant production occurred during the last six months of 1995. As a result of the previously discussed restructuring, the Company is working to reduce its manufacturing overhead, including a reduction of personnel.

     Sales and marketing expenses decreased 76.9% from $3.55 million in 1994 to $0.82 million in 1995. Such expenses decreased primarily because beginning April 1, 1995, under the revised distribution agreement, Baxter provided complete sales and marketing support for the sale of the product. The Company no longer maintains a sales force and terminated three sales employees in 1995 as part of the amended Baxter agreement.

     Research and development expenses increased 52.7% to $3.22 million in 1995 from $2.11 million in 1994. The increase was primarily a result of the Company conducting its rheumatoid arthritis clinical trial for 15 patients in 1995 and the commencement of a pilot clinical trial in kidney transplantation during the last six months of 1995. In 1994, the Company began its rheumatoid arthritis clinical trial during the last six months of the year and conducted no other clinical trials. In January 1996, the Company suspended enrollment of patients in its kidney transplantation study while it evaluates the merits of continuing the study in light of other clinical opportunities.

     General and administrative expenses decreased 2.5% to $2.63 million in 1995 from $2.69 million in 1994. The decrease is principally a result of a reduction in investor relations and legal expenses partially offset by an increase in salary expenses. This increase resulted from $0.40 million of salary expenses associated with the severance agreement for the Company's former Chief Executive Officer who resigned in December 1995 and $100,000 of signing bonuses paid to the Company's new Chief Executive Officer and its new President. General and administrative salary expenses are expected to increase in 1996 as the Chief Executive Officer and President positions were held by one person in 1995.

     In 1995, the Company and CELx Corporation ("CELx"), the Company's former majority owned subsidiary, agreed to the merger of CELx into the Company and the exchange of shares of CELx by persons other than the Company into an aggregate of 312,500 shares of the Company's common stock. The dissolution of CELx resulted in a charge of $625,000 recorded as purchased in process research and development. The charge was based on the fair market value of the Company's common stock.

     The Company recorded a non-cash expense of $0.81 million in 1995 as a debt conversion expense for the conversion of the 7% Convertible Debentures discussed above. The expense represents the fair market value of the increased number of shares issued under the terms of the exchange offering compared to the original terms of the 7% Convertible Debentures.

     In December 1995, the Company recorded a restructuring charge aggregating $645,000 relating to the Company's restructuring plan. The restructuring charge includes approximately $350,000 related to write-downs of equipment and leasehold improvements for the manufacturing facility expected to be vacated in 1996, $200,000 related to abandonment of leases, with the remainder related to a severance agreement with its former Executive Vice President. Costs related to the termination of employees in January 1996 as part of the Company's restructuring plan were $150,000 and will be recorded as a restructuring expense and charged to operations in the quarter ending March 31, 1996. The annual salary savings from these terminations is in excess of $1.0 million. The Company estimates it will incur approximately $0.30 million in costs associated with moving the administration, research and medical departments to San Diego, with most costs being attributable to relocation costs of the few members of management moving to San Diego. Such costs will be expensed as incurred in 1996.

     The increase in net loss from $6.15 million in 1994 to $6.83 million in 1995 was primarily a result of the decrease in revenues.

FISCAL 1994 COMPARED TO FISCAL 1993

     The impact of the original Baxter agreement referred to above had a variety of effects on the operations of the Company during the year ended December 31, 1994. The per unit sales price under the Baxter agreement is lower than formerly charged to end users. The Company began expanding its manufacturing capacity, however, in the short-term, this resulted in a lower utilization of manufacturing overhead costs. Thus the gross margin on sales to Baxter was currently less than the Company received when it sold directly to end users.

     Net sales decreased 9.1% from $5.41 million to $4.92 million. Approximately 70% of the 1994 sales were to Baxter, with the remaining 30% primarily to domestic customers of IMRE. There were no material sales to international customers. The decrease in net sales was due primarily to the lower sales price charged to Baxter than the Company previously charged to its customers. This lower sales price did not offset the increased number of PROSORBA-Registered Trademark- columns shipped by IMRE in 1994 as compared to 1993. However, a substantial amount of the columns shipped by IMRE to Baxter remained in their ending inventory as of December 31, 1994 because of delays by Baxter in fully implementing a sales and marketing program for the PROSORBA-Registered Trademark- column in 1994.

     Total operating expenses increased 6.0% from $10.51 million in 1993 to $11.14 million in 1994. Production costs increased 62.7% from $1.58 million in 1993 to $2.57 million in 1994. The increase was primarily a result of an increase in the number of units shipped in 1994 compared to 1993. Production costs as a percentage of sales increased to approximately 52.3% in 1994 compared to 29.3% in 1993 principally because the sales price charged to Baxter for the nine months ended December 31, 1994 was less than the sales price the Company formerly charged to end users. In addition, the Company began increasing its manufacturing overhead in 1994 to meet the original shipment demands of Baxter.

     Sales and marketing expenses decreased 25.4% from $4.76 million in 1993 to $3.55 million in 1994. Such expenses decreased primarily because Baxter provided partial sales and marketing support for the sale of the product during 1994. Eight sales employees of the Company became employees of Baxter and five other Company sales employees were terminated as a result of the Baxter agreement thus resulting in lower salary, commission and travel costs.

     Research and development expenses increased 2.4% from $2.06 million in 1993 to $2.11 million in 1994. The increase was less than expected primarily as a result of the Company not beginning its rheumatoid arthritis clinical trial as soon as expected. In addition, the Company did not conduct a clinical trial for the treatment of the classical form of thrombotic thrombocytopenic purpura in 1994 as planned because of difficulties in agreeing upon an acceptable treatment protocol with the FDA. The conditions mandated by the FDA would make the clinical trial too costly to perform in relation to potential investment return from product sales. The increase is primarily a result of increased payroll costs for senior management hired in 1994 offset by a reduction in treatment data costs.

     General and administrative expenses increased 27.5% from $2.11 million in 1993 to $2.69 million in 1994. The increase is principally a result of costs associated with the development of the Company's diagnostic business plan, including expenses associated with seeking funding for the development of the diagnostics technology. Such funding has not been obtained. The increase is also a result of costs associated with hiring the Company's new Chief Executive Officer and the annualized payroll cost effect of increasing the number of management and support personnel in 1993.

     Interest expense increased from $8,000 in 1993 to $220,000 in 1994 because of the issuance in April 1994 of $4.25 million of 7% convertible debentures due March 31, 2001.

     The increase in total operating expenses and the decrease in revenues resulted in increasing the net loss from $4.92 million in 1993 to $6.15 million in 1994.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

     Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . .   31

     Consolidated Balance Sheets, December 31, 1995 and 1994 . . . . . . .   32

     Consolidated Statements of Operations for the Years Ended

     December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . .   33

     Consolidated Statements of Cash Flows for the Years Ended

     December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . .   34

     Consolidated Statements of Stockholders' Equity for the Years

     Ended December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . .   35

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . .   36

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
IMRE CORPORATION

We have audited the consolidated balance sheets of IMRE Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMRE Corporation as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                          /s/ Ernst & Young LLP
Seattle, Washington
January 23, 1996

                                IMRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994


ASSETS                                                              1995               1994
------                                                         ------------      -------------
Current assets:

  Cash and cash equivalents                                    $  1,009,878       $  3,670,616
  Accounts receivable:
     Trade                                                           23,850            418,399
     Other                                                          533,989             61,398
  Inventories                                                     1,148,506          1,494,311
  Prepaid expenses                                                  143,755            208,560
                                                                 ----------         ----------
     Total current assets                                         2,859,978          5,853,284
                                                                 ----------         ----------

Property and equipment, net                                       1,425,020          1,347,532
Convertible debenture issuance costs, net                           278,711            520,197
                                                                 ----------         ----------

     Total assets                                                $4,563,709         $7,721,013
                                                                 ----------         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Accounts payable                                               $  892,501         $  610,478
  Accrued compensation                                              456,939            266,395
  Accrued liabilities                                               672,488            606,609
  Senior convertible debentures                                   1,500,000
  Current portion of notes payable                                   26,821              9,053
                                                                 ----------         ----------
     Total current liabilities                                    3,548,749          1,492,535
                                                                 ----------         ----------

Convertible debentures                                            1,345,000          4,245,000
Notes payable, net of current portion                                25,972              2,759
Accrued compensation                                                168,750
                                                                 ----------         ----------
                                                                  5,088,471          5,740,294
                                                                 ----------         ----------

Commitments and contingencies (Note 8)


Stockholders' equity (deficit):
  Common stock, $.02 par value; authorized 35,000,000
    shares; issued and outstanding, 18,693,595 and
    17,000,012 shares at December 31, 1995 and 1994                 373,872            340,000
  Additional paid-in capital                                     43,143,000         38,856,101
                                                                 ----------         ----------
                                                                 43,516,872         39,196,101
  Accumulated deficit                                           (44,041,634)       (37,215,382)
                                                                 ----------         ----------
                                                                   (524,762)         1,980,719
                                                                -----------        -----------
  Total liabilities and stockholders' equity (deficit)           $4,563,709         $7,721,013
                                                                -----------        -----------
                                                                -----------        -----------


The accompanying notes are an integral part of the consolidated financial statements.

                                IMRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            For the Year Ended December 31,
                                                  --------------------------------------------------
                                                     1995                1994                1993
                                                  ----------          -----------         ----------
Revenues (Note 4)                                 $4,104,224          $4,918,126          $5,410,530
Interest income                                      118,994              71,986             134,483
                                                  ----------          ----------          ----------
                                                   4,223,218           4,990,112           5,545,013
                                                  ----------          ----------          ----------

Costs and expenses:
  Production costs                                 2,041,422           2,571,168           1,582,986
  Sales and marketing                                819,907           3,550,037           4,758,427
  Research and development                         3,219,324           2,107,694           2,059,129
  General and administrative                       2,626,817           2,694,489           2,105,743
  Interest                                           261,958             218,036               7,659
                                                   ---------          ----------          ----------
                                                   8,969,428          11,141,424          10,513,944

Purchase of in process research
  and development (Note 2)                           625,000
Debt conversion expense(Note 10)                     810,386
Restructuring expense                                644,656
                                                 -----------          ----------          ----------
                                                  11,049,470          11,141,424          10,513,944
                                                 -----------          ----------          ----------
Loss from operations                              (6,826,252)         (6,151,312)         (4,968,931)
Minority interest in loss                                                                     47,711
                                                 -----------         -----------         -----------

Net loss                                         $(6,826,252)        $(6,151,312)        $(4,921,220)
                                                ------------        ------------        ------------
                                                ------------        ------------        ------------


Net loss per share                               $     (0.39)        $     (0.40)       $      (0.33)
                                                ------------        ------------       -------------
                                                ------------        ------------       -------------

Weighted average number
  of shares outstanding
  during the year                                 17,598,735          15,243,860          14,716,472
                                                ------------         -----------         -----------
                                                ------------         -----------         -----------


The accompanying notes are an integral part of the consolidated financial statements.

                                IMRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      -------------------------------------

                                                                For the Year Ended December 31,
                                                        --------------------------------------------------
                                                            1995              1994              1993
                                                        --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Receipts from customers                               $    4,486,792    $    5,629,001    $    4,987,231
  Interest received                                            118,994            71,986           183,169
  Payments to suppliers and employees                       (7,202,948)      (10,539,166)      (10,120,964)
  Interest paid                                               (322,968)          (11,824)           (7,659)
                                                        --------------    --------------    --------------
    Net cash used by operating activities                   (2,920,130)       (4,850,003)       (4,958,223)
                                                        --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                       (714,947)         (549,486)         (563,645)
  Proceeds from sale of fixed assets                            30,393
  Maturity of short-term investments, net                                                        4,438,934
  Other                                                                                              1,329
                                                        --------------    --------------    --------------
    Net cash (used) provided by investing activities          (684,554)         (549,486)        3,876,618
                                                        --------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of convertible debentures           1,000,000         4,245,000
  Principal payments under capital lease obligation            (22,140)
  Debt conversion costs                                        (22,102)
  Notes payable, net                                           (11,812)          (12,853)          (14,900)
  Net proceeds from issuance of common stock                                   2,648,228         2,093,409
  Debt issuance costs                                                            (93,853)
                                                        --------------    --------------    --------------
    Net cash provided by financing activities                  943,946         6,786,522         2,078,509
                                                        --------------    --------------    --------------

Net (decrease) increase in cash and cash equivalents        (2,660,738)        1,387,033           996,904
Cash and cash equivalents at beginning of year               3,670,616         2,283,583         1,286,679
                                                        --------------    --------------    --------------
Cash and cash equivalents at end of year                $    1,009,878    $    3,670,616    $    2,283,583
                                                        --------------    --------------    --------------
                                                        --------------    --------------    --------------
RECONCILIATION OF NET LOSS TO NET
 CASH USED BY OPERATING ACTIVITIES:

Net loss                                                $   (6,826,252)   $   (6,151,312)   $   (4,921,220)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                              373,306           325,549           162,144
    Loss on disposal of fixed assets                            23,437
    Purchased research and development                         625,000
    Debt conversion expense                                    810,386
    Restructuring expense                                      644,656
    Common stock issued for services and expenses              248,884           161,078           175,489
    Minority interest                                                             (3,436)          (47,711)
    Net change in operating accounts:
      Accounts receivable                                      394,549         2,228,102        (2,075,019)
      Other receivables                                         30,034           (14,634)           39,938
      Inventories                                              345,806          (159,292)         (317,241)
      Prepaid expenses                                          64,805           174,232            (9,431)
      Accounts payable and accrued expenses                    345,259        (1,410,290)        2,034,828
                                                        --------------    --------------    --------------
        Net cash used by operating activities           $   (2,920,130)   $   (4,850,003)   $   (4,958,223)
                                                        --------------    --------------    --------------
                                                        --------------    --------------    --------------

The accompanying notes are an integral part of the consolidated financial statements.

                                IMRE CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

              -----------------------------------------------------

                                    Per                         Par         Additional       Accumulated
                                   Share       Shares          Value      Paid-in Capital      Deficit           Total
                                  -------  --------------  ------------- ---------------- ----------------- --------------
Balance, January 1, 1993                     14,073,343       $281,467      $33,353,430    $(26,142,850)       $7,492,047
-----------------------------------------  --------------  ------------- ---------------- ----------------- --------------
Stock options exercised             2.00         10,000            200           19,800                            20,000

Stock warrants exercised            2.00         43,400            868           85,932                            86,800

Stock issued for services           1.44            348              7              493                               500

Stock issued to match
   401(k) contributions             3.10         56,481          1,129          173,860                           174,989

Stock issued in
   private placement                2.23        888,900         17,778        1,968,831                         1,986,609

Net loss                                                                                      (4,921,220)      (4,921,220)
-----------------------------------------  --------------  ------------- ---------------- ----------------- --------------
Balance, December 31, 1993                   15,072,472        301,449       35,602,346      (31,064,070)       4,839,725
-----------------------------------------  --------------  ------------- ---------------- ----------------- --------------
Stock options exercised             2.63          1,000             20            2,605                             2,625

Stock warrants exercised            1.88          6,500            130           12,058                            12,188

Stock warrants issued
   for services                                                                 483,000                           483,000

Stock issued to match
   401(k) contributions             2.30         70,040          1,401          159,677                           161,078

Stock issued in
   private placement                1.42      1,850,000         37,000        2,596,415                         2,633,415

Net loss                                                                                      (6,151,312)      (6,151,312)
-----------------------------------------  --------------  ------------- ---------------- ----------------- --------------
Balance, December 31 1994                    17,000,012        340,000       38,856,101      (37,215,382)       1,980,719
-----------------------------------------  --------------  ------------- ---------------- ----------------- --------------
Stock issued for services           1.43         61,141          1,223           86,322                            87,545

Stock issued to match
   401(k) contributions             2.48         65,125          1,303          160,036                           161,339

Stock issued for minority
   interest in CELx                 2.00        312,500          6,250          618,750                           625,000

Stock issued for
   debt conversion                  2.75      1,254,817         25,096        3,421,791                         3,446,887

Net loss                                                                                      (6,826,252)      (6,826,252)
-----------------------------------------  --------------  ------------- ---------------- ----------------- --------------
Balance, December 31, 1995                   18,693,595       $373,872      $43,143,000     $(44,041,634)       $(524,762)
-----------------------------------------  --------------  ------------- ---------------- ----------------- --------------
-----------------------------------------  --------------  ------------- ---------------- ----------------- --------------

The accompanying notes are an integral part of the consolidated financial statements.

                                IMRE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          _____________________________

1.   FORMATION AND BUSINESS OF THE COMPANY.

     IMRE Corporation (the "Company") is engaged in the business of developing, manufacturing and bringing to market devices and products applicable to the treatment and diagnosis of certain types of immune-mediated diseases, transplantations and cancer. The Company commenced business activities in January 1982.

     The U.S. Food and Drug Administration ("FDA") approved the Company's product, the PROSORBA-Registered Trademark- column, for commercial sale on December 23, 1987, for the treatment of patients with idiopathic thrombocytopenic purpura ("ITP"), an immune-related bleeding disorder. The product is approved for the removal of immunoglobulin G ("IgG") and circulating immune complexes containing IgG from plasma of patients with ITP with platelet counts below 100,000/mm3.

     The Company continues to devote most of its efforts to obtaining FDA marketing approval for additional autoimmune diseases, transplantations and certain cancers. The Company is currently planning in 1996 to conduct a controlled clinical trial using the PROSORBA-Registered Trademark- column for therapy for rheumatoid arthritis as a follow on to a pilot clinical trial completed in September 1995 and clinical trials for certain platelet disorders.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

     In 1995, the Company and CELx Corporation ("CELx"), the Company's former majority owned subsidiary, agreed to the merger of CELx into the Company and the exchange of shares of CELx by persons other than the Company into an aggregate of 312,500 shares of the Company's common stock. The dissolution of CELx resulted in a charge of $625,000 recorded as purchased in process research and development. The charge was based on the fair market value of the Company's common stock.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

     The Company invests its excess cash in money market funds with major financial institutions. The securities in such money market funds typically mature within 90 to 180 days and, therefore, bear minimal risk. The Company has not experienced any losses on these investments.

     The PROSORBA-Registered Trademark- column is sold to its exclusive distributor in North America, Baxter Healthcare Corporation (see Note 4), and a diverse group of international health-care institutions. The Company has not experienced any material losses from the collection of its accounts receivable. Approximately 91% of the Company's sales for the year ended December 31, 1995, were for shipments to Baxter.

CASH EQUIVALENTS

     The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily represent funds invested in a money market fund whose costs approximate market value.

INVENTORIES

     Inventories are stated at average weighted cost, determined on the first-in, first-out method, but not in excess of net realizable value. The Company maintains access to adequate sources of supply of raw materials.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over useful lives of three to five years, and leasehold improvements are amortized over the term of the related lease.

CONVERTIBLE DEBENTURE ISSUANCE COSTS

     Convertible debenture issuance costs are comprised primarily of the value assigned to stock warrants issued for placement agent services (see Note 10), other placement agent fees and legal expenses. Such costs are being amortized over the life of the related debentures.

STOCK AND STOCK WARRANTS ISSUED FOR SERVICES

     Common stock and common stock warrants issued for services rendered to the Company are generally recorded at the fair market value of the stock or stock warrant issued or the value of the services rendered, whichever is more clearly determinable.

STOCK COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Generally stock compensation, if any, is measured as the difference between the exercise price of a stock option and the fair market value of the Company's stock at the date of grant, which is then amortized over the related service period.

REVENUE RECOGNITION

     The Company records sales of its product as earned revenue when the product is shipped.


     Revenue resulting from the settlement of the annual take or pay provisions of the Company's distribution agreement, discussed in Note 4, was recognized at the end of the sales year period ended March 31, 1995.

ADVERTISING COSTS

     Advertising costs are expensed as incurred.

NET LOSS PER SHARE

     The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Options, warrants and Convertible Debentures have not been considered in the calculation inasmuch as they would have the effect of decreasing net loss per share.

3.   RESTRUCTURING EXPENSE

     In December 1995, the Company recorded a restructuring charge aggregating $645,000 relating to the Company's plan to consolidate its manufacturing facilities to one location in the state of Washington and to move all other operations to San Diego, California. This charge includes approximately $350,000 related to write-downs of equipment and leasehold improvements for the manufacturing facility expected to be vacated in 1996, $200,000 related to abandonment of leases in Seattle and Princeton with the remainder related to a severance commitment with its former Executive Vice President who resigned on December 28, 1995.

     The Company estimates it will incur approximately $300,000 in costs associated with moving the administration, research and medical departments to San Diego, with most costs being attributable to relocation costs of the few members of management moving to San Diego. Such costs will be recorded as general and administrative expenses as incurred in 1996. The Company estimates it will incur approximately $1,000,000 of capital expenditures to consolidate its two Washington manufacturing facilities.

     In January 1996, the Company notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being terminated immediately as part of the restructuring. Such positions were from all departments of the Company. Costs related to these terminations are approximately $150,000 and will be recorded as a charge to operations as a restructuring expense in the quarter ending March 31, 1996.


4.   DISTRIBUTION AGREEMENT.

     On February 15, 1994, the Company entered into a 10-year exclusive distribution agreement with Baxter granting distribution rights of its PROSORBA-Registered Trademark- column in the United States and Canada for the treatment of thrombocytopenia and the first right to negotiate for new PROSORBA-Registered Trademark- column indications. Baxter assumed its sales and distribution responsibilities on April 2, 1994. The agreement provided for an annual "take or pay"and purchase commitment from Baxter to the Company for the first two sales years.

     Baxter, at its own expense, provides sales and marketing support for the sale of the product during the term of the Agreement, however, the Company was to provide significant marketing and promotional support to Baxter for the first three years of the agreement. During 1994, eight sales and marketing employees of the Company became employees of Baxter and five other sales and marketing employees of the Company were terminated. There was no material impact on net loss associated with these terminations. The Company no longer maintains a domestic sales force.

     The purchase minimums were primarily subject to the Company having FDA product approval for immune thrombocytopenic purpura and the lack of any new significant competitive technology being introduced before October 1995 to the thrombocytopenic therapy marketplace. The Company received a response from the FDA in January 1995 to a Pre-market Application (PMA) supplement filed in March 1993 requesting the name of the Company's approved indication be changed from idiopathic thrombocytopenic purpura to immune thrombocytopenic purpura. The request was made by the Company as it believes the two names are used interchangeably by the medical community. The FDA's response denied the Company's request for such a change.

     As a result of the FDA action, Baxter exercised its right to re-negotiate minimums in February 1995. In March 1995, the two companies amended the agreement whereby Baxter: 1) made a take-or-pay payment for the first sales year of $3.0 million compared to the original $3.5 million due March 31, 1995,
2) purchased $1.0 million of product during the second quarter of 1995, 3) released the Company from its obligation to provide marketing and promotional support for the second and third years of the agreement, 4) gave IMRE the right to co-market with Baxter, 5) relinquished its first right to negotiate for new PROSORBA-Registered Trademark- column indications, and 6) under certain circumstances, would provide advance payments to the Company for Baxter's 1996 purchases. IMRE has agreed to eliminate purchase minimums and the take-or-pay concept included in the original agreement and has freed Baxter to pursue competing thrombocytopenia therapies. The term of the agreement remains ten years and consistent with the original agreement, both companies have agreed to review the terms at the end of the third year. Both companies have the right to terminate the agreement as of September 30, 1997 if the parties are unable to agree on terms for the remainder of the agreement or based on performance through September 30, 1997.


5.   INVENTORIES.
     Inventories are comprised of the following as of December 31:


                                                    1995               1994
                                              ------------       ------------
     Raw materials and components             $    513,883       $    571,800
     Work in progress                              557,222            884,373
     Finished goods                                 77,401             38,138
                                              ------------       ------------
                                              $  1,148,506       $  1,494,311
                                              ------------       ------------
                                              ------------       ------------


6.   PROPERTY AND EQUIPMENT.
     Property and equipment are comprised of the following as of December 31:


                                                   1995               1994
                                              ------------       ------------
     Laboratory and production equipment      $    602,152       $    681,149
     Office equipment                              281,914            498,190
     Vehicles                                       52,097            108,651
     Leasehold improvements                         48,585            385,565
     Construction in progress                      976,671            366,309
                                              ------------       ------------
                                                 1,961,419          2,039,864

     Accumulated depreciation and
     amortization                                 (536,399)          (692,332)
                                              ------------       ------------
                                              $  1,425,020       $  1,347,532


7.   ACCRUED LIABILITIES.

     Accrued liabilities are comprised of the following as of December 31:



                                                  1995              1994
                                              ------------       ------------
     Accrued clinical trial fees              $    250,858       $    169,151
     Accrued convertible debenture interest         64,200            206,212
     Other                                         357,430            231,246
                                              ------------       ------------
                                              $    672,488       $    606,609
                                              ------------       ------------
                                              ------------       ------------

8.   COMMITMENTS AND CONTINGENCIES.

OPERATING LEASES

     In October 1991, the Company entered into an eight-year lease for 14,400 square feet of production, laboratory and administrative facilities in Seattle, Washington. The lease requires the Company to pay the costs associated with building operations including property taxes, insurance, maintenance and other operating costs, and provides for scheduled rent increases during the term of the lease. In connection with the restructuring plan described in Note 3, the Company is in the process of seeking a tenant to sub-lease this facility. The Company leases approximately 8,000 square feet of material preparation facilities in Redmond, Washington. This lease expires in 2004.

     The table below indicates future minimum lease payments due over the remaining life of the leases, under the agreements in place as of December 31, 1995:

                              1996                            $397,000
                              1997                             397,000
                              1998                             397,000
                              1999                             397,000
                              2000                              96,000
                              Thereafter through 2004          384,000
                                                           -----------
                                                            $2,068,000
                                                           -----------
                                                           -----------

     Total rental expense was approximately $521,000, $417,000 and $463,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

DEFINED CONTRIBUTION PENSION PLAN

     The Company sponsors a defined contribution pension plan pursuant to
Section 401(k) of the Internal Revenue Code of 1986. This plan covers substantially all employees who provide more than 1,000 hours of service during the year.

     The Plan provides for matching contributions whereby the Company contributes common stock to the Plan on behalf of participants in an amount equal to 100% of the participants' contributions during the six-month periods ending on the last day of June and December. The Company's contributions will vest six months after the amount of the contribution is determined if the employee is still employed by the Company at the end of the vesting period, except for employees who have been with the Company more than five years for whom contributions will vest immediately. The expense recognized for shares contributed on behalf of employees was approximately $161,000, $161,000 and $175,000 for the years ended December 31, 1995, 1994 and 1993, respectively, based on the market value of the Company's common stock on the date of the contribution.

PATENT CONTINGENCY

     In November 1995, a complaint was filed claiming the PROSORBA-Registered Trademark- column infringes an issued patent. The Company first received a notice of a claim of infringement in July 1993. The Company has reviewed this matter with two independent outside patent counsel and, in both instances, has been advised that the claims of patent infringement are invalid or unenforceable, or not infringed. The Company intends to vigorously contest the claim. The Company does not expect the resolution of this issue to have a material impact on its financial position or results of operations.

SEVERANCE AGREEMENT

     The Company entered into a severance agreement as of December 28, 1995 with its former Chief Executive Officer. The terms of the severance agreement were based primarily on the termination clause of the employment agreement entered into between the former officer and the Company in September 1994. Such terms include the payment of $225,000 in 1996 and $168,750 by December 31, 1997. As of December 31, 1995, the officer had vested in options, under the Company's Non-Qualified Stock Option Plan, to purchase 500,000 shares of common stock at $2.1875. Such options will expire on March 30, 1996. The total cost of this severance agreement of $393,750 has been included in general and administrative expenses in the 1995 statement of operations.

EMPLOYMENT AGREEMENTS


     The Company entered into employment agreements as of December 28, 1995 through December 31, 2000 with a new Chief Executive Officer and a new President, Chief Operating Officer. The Agreements provide for specified compensation which include salary, signing bonuses, annual performance bonuses and a lump sum payment in the event of a termination of employment, without cause, as defined. Signing bonuses of approximately $100,000 have been included in general and administrative expenses in the accompanying statement of operations. An additional $270,000 of bonuses are due upon certain events which may occur in 1996.

     The Agreements provide for the granting of options to purchase 8% and 3%, respectively, of the fully diluted shares then outstanding, including these options, at the fair market value of the Company's stock upon the date of grant. The options were granted in January 1996 upon the closing of the private placement discussed in Note 15. Options to purchase 25% of the total amount granted will vest on the date of grant with the remainder to vest daily over a four year period. Such options will vest immediately upon a merger of the Company or in the event of a termination of employment without cause, as defined. The options granted under the agreements are subject to shareholder approval.

     The Company entered into an employment agreement as of December 28, 1995 with its Chief Scientific Officer. The Agreement provides for specified compensation for 1996 and a lump sum payment equal to one year's salary in the event of termination of employment in 1996.

     9.   INCOME TAXES.

     Significant components of the Company's deferred income tax assets as of December 31, are as follows:

                                                        1995             1994
                                                        ----             ----
          Net operating loss carry forwards        $9,139,000       $7,874,000
          Other                                       741,000          448,000
                                                  -------------    ------------
                                                    9,880,000        8,322,000

          Valuation allowance                      (9,880,000)      (8,322,000)
                                                  -------------    ------------

          Net deferred income tax assets           $     0          $     0
                                                  -------------    ------------
                                                  -------------    ------------

     As of December 31, 1995 and 1994, the Company has accumulated net operating loss carry-forwards of approximately $39,100,000 and $35,400,000, respectively, which expire beginning 1998 through 2010. Additionally, the Company has research and development tax credit carry-forwards of approximately $400,000 as of December 31, 1995.

     As a result of the Company's sales of common stock in November 1990, September 1991, April 1993, and January 1996 the utilization of net operating loss carry-forwards which had accumulated as of those dates will be limited to a prescribed amount in each successive year. Based on these limitations the Company may be allowed to use no more than approximately $3,700,000 of such losses each year to reduce taxable income, if any. Approximately $12,200,000 of net operating loss carry-forwards are expected to expire prior to utilization due to the annual Internal Revenue Code Section 382 limitation, accordingly, the tax on this portion of the net operating loss carry-forwards has been excluded from the above table.

10.  7% CONVERTIBLE DEBENTURES.

     On April 22, 1994, the Company completed a private placement of $4,245,000 principal amount of 7% convertible debentures due March 31, 2001 ("7% Convertible Debentures"). Interest is payable on the 7% Convertible Debentures in cash or shares of Common Stock at the option of the Company. The conversion price for the principal amount is $2.875 per share of registered Common Stock, the fair market value on the date of closing. The conversion price for the interest is the lower of $4.00 per share of Common Stock or the average closing price for the 10 days prior to the annual April 30 interest payment date. The debentures are redeemable by the Company after April 1, 1998 at a redemption price of 106% of the principal amount reduced to 104% and 102% the following two years. Allen & Company Incorporated ("Allen & Company"), a shareholder of the Company, acted as placement agent with respect to a majority of this private placement and received a five-year warrant valued at $483,000 to purchase 300,000 shares of Common Stock at $2.875 for its services as placement agent. The cost of issuing the 7% Convertible Debentures, including the cost of the warrants, is deferred and is reported on the accompanying balance sheet net of amortization expense being recorded over the term of the 7% Convertible Debentures. Of the total $4,245,000 principal amount of 7% Convertible Debentures, $1,000,000 was purchased by Allen & Company.

     In September 1995, the Company completed an exchange offering to holders of the 7% Convertible Debentures. The Company offered to exchange the 7% Convertible Debentures for restricted common stock at $2.25 per share. Of the original $4,245,000 outstanding principal amount, $2,200,000 of the 7% Convertible Debentures were converted. The Company recorded a non-cash expense of $810,000 which represents the fair market value of the increased number of shares issued under the terms of the offering compared to the original conversion terms. Subsequent to September 1995, an additional $700,000 of 7% Convertible Debentures were converted into common stock at the original conversion price. For substantially all 7% Convertible Debentures that were converted, the interest accrued up to the date of conversion was paid through the issuance of common stock at either $2.25 per share or $2.875 per share. The Company also charged $314,000 to additional paid-in capital for the year ended December 31, 1995 for the unamortized deferred debt issuance costs related to the converted debentures.

11.  SENIOR CONVERTIBLE DEBENTURES.

     On December 29, 1995, the Company completed a private placement of $1,500,000 principal amount of senior convertible debentures due July 1, 1996 ("Senior Convertible Debentures") to a group of investors including $500,000 issued to Allen & Company Incorporated, a shareholder of the Company. The Company received $1,000,000 of cash on December 29, 1995. The remaining $500,000 was received during the first week of January 1996 and is recorded in Other Receivables on the accompanying balance sheet. The cost of issuing the Senior Convertible Debentures was approximately $140,000, including placement agent fees of $90,000, and is deferred and reported on the accompanying balance sheet as convertible debenture issuance costs.

     In January 1996, the Senior Convertible Debentures, under their original terms, were automatically converted at $1.50 per share into 1,000,000 shares of the Company's common stock. The conversion was made simultaneously with the closing of a private placement of common stock (See Note 15).

12.  STOCKHOLDERS' EQUITY.

AUTHORIZED SHARES

     In December 1995, the shareholders of the Company authorized 15,000,000 shares of "blank check" preferred stock. Terms and rights of such preferred stock shall be determined by the Board of Directors when such preferred stock, if any, is issued. As of December 31, 1995, the Company has not amended its Articles of Incorporation with the State of Delaware for this authorization.

STOCK OPTIONS

     INCENTIVE STOCK OPTIONS. In June 1985, the Company adopted an Incentive Stock Option and Appreciation Plan. The plan authorizes options to purchase, and appreciation rights with respect to, the Company's common stock, which may be granted to such officers and key employees as may be selected by the Board of Directors or a committee appointed by the Board to administer the plan. The plan was amended in June 1992 to increase the number of shares reserved for issuance to 750,000. The plan expired in 1995, however options granted under the plan remain effective according to their respective terms and conditions.

     NON-QUALIFIED STOCK OPTIONS. The Company has reserved 2,750,000 shares of common stock for issuance under its 1988 Non-qualified Stock Option Plan, as amended in 1992 and 1995 (the "1988" Plan). Under the 1988 Plan, directors, officers, employees and consultants, may be granted non-qualified stock options at exercise prices determined by the Board of Directors. Stock options granted under the 1988 Plan will become exercisable for terms up to 10 years in one or more installments in the manner and at the times specified by the Board.

     STOCK OPTIONS-OTHER. The Company has, at various times, granted to employees and others options to purchase common stock, other than from under a formal option plan.

WARRANTS

     The Company has issued warrants to purchase common stock as compensation for services rendered in connection with raising capital. Warrants were also issued in connection with private placements and the 1991 public offering of common stock.

     In 1991, the Company granted warrants to purchase 749,900 shares of common stock to certain officers, directors and employees, which are now exercisable at $1.875 per share. The warrants will expire on June 10, 2001. In September 1991, the Company granted warrants to purchase 1,850,000 shares of common stock at an exercise price of $2.50 per share in connection with its public offering of units. The warrants will expire on August 29, 1996, and are now redeemable by the Company at $0.75 each. The Company issued Allen & Company a five-year warrant to purchase 300,000 shares of Common stock at $2.875 for its services as a placement agent for the April 22, 1994 7% Convertible Debenture private placement (see Note 10).

     The following table summarizes the activity of the Company's stock options and warrants:

                                          Number of Warrants/Options
                               ------------------------------------------------
                                           Incentive
                                              Stock    Non-Qualified    Other
                               Warrants      Options   Stock Options   Options
                               ----------  ----------  -------------   --------
Balance, January 1, 1993       2,643,300     236,000        10,000     590,230
       Granted                                77,100        75,000     228,605
       Exercised                 (43,400)                  (10,000)
       Canceled                  (30,200)    (96,900)                  (56,000)
                               ----------  ----------  -------------   --------
Balance, December 31, 1993     2,569,700     216,200        75,000     762,835
       Granted                   300,000     100,500       810,000     110,000
       Exercised                  (6,500)     (1,000)
       Canceled                  (20,300)     (5,000)
       Expired                                             (65,000)    (40,000)
                               ------------------------------------------------
Balance, December 31, 1994     2,842,900     310,700       820,000     832,835
       Granted                                           1,179,000      20,000
       Canceled                                           (476,500)
       Expired                   (23,100)    (42,100)                 (177,000)
                               ----------  ----------  -------------   --------
Balance, December 31, 1995     2,819,800     268,600     1,522,500     675,835
                               ----------  ----------  -------------   --------
                               ----------  ----------  -------------   --------

                                            Incentive
                                              Stock    Non-Qualified    Other
                               Warrants      Options   Stock Options   Options
                               ----------  ----------  -------------   --------
Remaining options/warrants
 available to be issued at
 12/31/95                          0             0       1,227,500         0
Range of exercise price        $1.875 to     $2.00 to     $1.75 to     $1.75 to
                                 $2.875       $3.875       $3.375      $3.8125

Exercisable options and
 warrants at 12/31/95          2,819,800     255,268       627,500     675,835

13.  SUPPLEMENTARY INFORMATION

     The Company incurred advertising expenses of approximately $77,000, $658,000, and $775,000 for the years ended December 31, 1995, 1994 and 1993, respectively all of which were substantially for advertising agency costs.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables and accounts payable approximate their fair value.

     As of December 31, 1995 there was $1,345,000 outstanding principal of the 7% Convertible Debentures with a conversion rate of $2.875. The estimated fair value of these securities is estimated to approximate their carrying value based on the fair market value of the Company's common stock as of December 31, 1995, which was $2.8125 per share.

     As the conversion price of the Senior Convertible Debentures was based on the expected offering price of the Company's January 1996 private placement (See
Note 15), the estimated fair value of these securities approximates their carrying value.

15.  SUBSEQUENT EVENT

     In January 1996, the Company sold approximately 8,500,000 shares of common stock for $1.50 per share in a private placement. The shares are to be registered in February 1996 for re-sale, under the Securities Act of 1933, as amended. The net proceeds to the Company were approximately $12,000,000, or $1.41 per share, after placement costs of approximately $800,000. As a result of this private placement, the Senior Convertible Debentures referred to in Note 11 automatically converted to 1,000,000 shares of common stock. In addition, upon closing of the private placement, the Company issued stock options to the new Chief Executive Officer and President aggregating 4,159,824 shares at an exercise price of $1.50 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by Item 304 of Regulation S-K was previously reported on Form 8-K dated June 23, 1994, filed with the Securities and Exchange Commission, and is incorporated by reference herein.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Subsequent to the year ended December 31, 1995, Frank R. Jones, a Director and Chief Scientific Officer of the Company, filed a Form 5 which delinquently reported the disposition of certain shares in the Company held by his childrens' trusts, for which Dr. Jones disclaims beneficial ownership. In 1995, Dr. Jones was late in filing one Form 4 and in reporting four transactions on Form 4. EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

     Name                                  Age    Position
     ----                                  ---    --------

     Jay D. Kranzler, M.D., Ph.D.(1)       38     Chief Executive Officer and
                                                  Vice Chairman of the Board of
                                                  Directors

     Debby Jo Blank, M.D.(1)               44     President, Chief Operating
                                                  Officer and Director

     Frank R. Jones, Ph.D.                 51     Chairman of the Board of
                                                  Directors and Chief Scientific
                                                  Officer

     Alex P. de Soto(1)                    33     Vice President, Chief
                                                  Financial Officer and
                                                  Secretary

     Richard M. Crooks, Jr.(2)(3)(4)       56     Director

     Philip J. O'Reilly(2)(3)(4)           57     Director

     Jack H. Vaughn(2)(4)                  75     Director


(1)Member of the 401(k) Plan Committee
(2)Member of Audit Committee
(3)Member of Stock Option Committee
(4)Member of Compensation Committee


     Jay D. Kranzler, M.D., Ph.D. was appointed Chief Executive Officer and Vice Chairman of the Board of Directors of the Company in December 1995. From January 1989 until August 1995, Dr. Kranzler served as President, Chief Executive Officer and a Director of Cytel Corporation, a publicly held biotechnology company. Before joining Cytel, Dr. Kranzler was employed by

McKinsey & Company, a management consulting firm, as a consultant specializing in the pharmaceutical industry from 1985 to January 1989. In addition, Dr. Kranzler has been an adjunct member of the Research Institute of Scripps Clinic since January 1989.

     Debby Jo Blank, M.D., was appointed President, Chief Operating Officer and Director of the Company in December 1995. Prior to joining IMRE, from 1994 to December 1995, Dr. Blank was Senior Vice President, Marketing, for Advanced Technology Laboratories, a publicly-held manufacturer and distributor of ultrasound equipment. From 1993 to 1994, she was Vice President, U.S. Marketing for Syntex. From 1989 to 1993, she held various positions at the DuPont Company and the DuPont Merck Pharmaceutical Company ("Dupont"), including Vice President Worldwide Marketing, Vice President, New Product Planning & Licensing, and Vice President, Strategy and Business Development. Before joining DuPont, she was employed by the management consulting firm, Arthur D. Little, from 1986 to 1989 as a consultant in its pharmaceutical practice.

     Frank R. Jones, Ph.D., a founder of the Company, is the Company's Chairman of the Board of Directors and Chief Scientific Officer. He has served as Chairman of the Board of Directors since 1981, Chief Executive Officer of the Company from 1981 to September 1994, and President of the Company from 1986 to November 1989. From 1983 to 1986, Dr. Jones was the director of the Immune System Response Program of the Pacific Northwest Research Foundation. Dr. Jones was a Researcher in the Department of Complement and Effector Biology at Memorial Sloan-Kettering Cancer Center (MSKCC) in New York City from 1980 to 1981 and was a Research Associate in the Laboratory of Veterinary Oncology at MSKCC from 1981 until 1983. Dr. Jones holds degrees from California State University (M.A., Bacteriology/Immunology) and the University of Washington (Ph.D., Biological Structure/ Cellular Immunology).

     Alex P. de Soto joined the Company in September 1993 as Vice President, Chief Financial Officer and Chief Accounting Officer and also was appointed Secretary of the Company in February 1995. From 1986 through 1993, Mr. de Soto worked as a certified public accountant in the audit practice of Coopers & Lybrand in Seattle and London and was an audit manager in its high technology practice. Mr. de Soto graduated from the University of Southern California.

     Richard M. Crooks, Jr. was appointed a Director of the Company in April 1994. Since June 1990, Mr. Crooks has served as President of RMC Consultants, a financial advisory services firm. Mr. Crooks is also a Director of and consultant to Allen & Company Incorporated, a privately held investment banking firm, which is the Company's principal stockholder. Mr. Crooks served as a Managing Director of Allen & Company Incorporated for more than five years prior to June 1990. Mr. Crooks is also a Director of Excalibur Technologies Corporation.

     Philip J. O'Reilly a partner in the law firm of O'Reilly, Marsh, Kearney & Corteselli, P.C., in Mineola, New York, became a Director of the Company in April 1994. Mr. O'Reilly has been in private practice for the past five years. Mr. O'Reilly is also a Director of Excalibur Technologies Corporation.

     Jack H. Vaughn was appointed a Director of the Company in 1991. Currently, Mr. Vaughn is Chairman of ECOTRUST, a Portland, Oregon-based foundation promoting environmentally friendly development in the Pacific Northwest. From 1988 to 1992, he was the U.S. Government's

Senior Environmental Advisor for Central America. Prior to 1988, Mr. Vaughn was the founding Chairman of Conversation International, a private foundation encouraging biological diversity. Mr. Vaughn has been a director of Allegheny & Western Energy Corporation since 1981 and is a member of its Compensation Committee.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning compensation for the fiscal years 1995, 1994 and 1993 for services in all capacities to the Company by each person who served as Chief Executive Officer of the Company during fiscal year 1995 as well as those executive officers whose salary and bonus for fiscal year 1995 exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                  Long-Term
                                         Annual Compensation   Compensation(1)
                                        --------------------- -----------------
                                                                  Number of         All Other
                              Fiscal                              Securities      Compensation
   Name and Principal          Year     Salary($)    Bonus($)     Underlying           ($)
        Position                                                  Options (#)
-------------------------     ------    ---------    --------     -----------    --------------
Jay D. Kranzler, M.D.,         1995     $   -          50,000           -              -
 Ph.D.(2)
Chief Executive Officer,
Vice Chairman

Martin D. Cleary(3)            1995     $225,000         -              -        $403,170(4)(5)
Former Chief Executive         1994     $ 56,250     $ 25,000        750,000           -
Officer, President and
Chief Operating Officer,
Director

Frank R. Jones, Ph.D.(6)       1995     $220,000         -              -        $  9,240(4)
Chairman and                   1994     $215,000     $ 25,000         85,000     $  9,240(4)
Chief Scientific Officer       1993     $200,000     $ 50,000         90,000     $  8,994(4)

Harvey J. Hoyt, M.D.(7)        1995     $175,000         -            47,500     $ 94,430(4)(8)
Former Executive Vice
President, Director

Debby Jo Blank, M.D.           1995     $   -          50,000           -        $     -
President, Chief Operating
Officer, Director(9)

(1) The Company's Incentive Stock Option and Appreciation Plan (the "ISO Plan"), the Plan and other non-formal option plans are intended to further the interests of the Company by providing certain incentives to key employees of the Company. The plans provide for the granting of options to purchase shares of the Company's Common Stock at not less than fair market value and the ISO Plan permits the grant of stock appreciation rights. There were no SARs granted in 1995.
(2) Dr. Kranzler was appointed Chief Executive Officer on December 28, 1995 and received approximately $20,000 as a consultant during 1995.
(3) Mr. Cleary resigned as Chief Executive Officer, President and Chief Operating Officer, Director on December 28, 1995.
(4) All Other Compensation includes Company 401(k) contributions in the form of Company Common Stock.
(5) Includes $393,750 of compensation to be paid in 1996 and 1997 as part of a severance agreement dated December 28, 1995.
(6) Dr. Jones was Chief Executive Officer until September 30, 1994, at which time he became Chief Scientific Officer.
(7)  Dr. Hoyt resigned as Executive Vice President, Director on December 28,
     1995.
(8) Includes $87,500 of compensation to be paid in 1996 as part of a severance/consulting agreement dated December 28, 1995.
(9) Dr. Blank was appointed President and Chief Operating Officer on December 28, 1995, and received $20,000 as a consultant during 1995.

     The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1995, to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                     Individual Grants
                        -----------------------------------------
                                % of Total                               Potential Realizable Value at
                    Number of     Options                                   Assumed Annual Rates of
                   Securities    Granted to    Exercise                    Stock Price Appreciation
                   Underlying   Employees in     Price                        for Option Term (4)
                     Options       Fiscal         per      Expiration         -------------------
    Name           Granted(#)       Year         Share        Date               5%         10%
-------------------------------------------    --------    ----------    -----------------------------
Harvey J. Hoyt(1)     5,000         0.5%        $ 2.125     09/30/96          $   398     $   797
Former Executive     42,500         4.2%        $  1.75     09/30/96          $ 2,789     $ 5,578
Vice President,
Director

(1)  Dr. Hoyt resigned as Executive Vice President, Director on December 28,
     1995.
(2) The potential realizable value is based on the assumption that the price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end option term. Actual realizable value, if any, on stock option exercises is dependent on the future performance of the Common Stock and overall market conditions, as well as the option holder's continued employment through the vesting period.

     The following table sets forth certain information as of December 31, 1995, regarding options held by the Named Executive Officers. None of such individuals exercised any options during the fiscal year ended December 31, 1995. There were no stock appreciation rights outstanding at December 31, 1995.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                           Number of Securities                   Value of Unexercised In-
                          Underlying Unexercised                  The-Money Options at FY-
                           Options at FY-End(#)                            End(1)
                       ----------------------------         -----------------------------------
      Name             Exercisable    Unexercisable          Exercisable          Unexercisable
----------------       -----------    -------------         ------------          -------------
Martin D. Cleary         500,000         250,000                $312,500              $156,250

Frank R. Jones           705,000            -                   $466,939                 -

Harvey J. Hoyt            47,500            -                   $ 48,594                 -

(1) Calculation based on $2.8125, the closing price of the Common Stock on the Nasdaq Small Cap Market on December 31, 1995, less the exercise price.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

     The Company has entered into a five-year term employment agreement with Dr. Jay D. Kranzler, the Company's Chief Executive Officer. Dr. Kranzler's annual compensation consists of base salary of $240,000, performance based bonuses of up to an additional twenty-five percent (25%) of annual base salary. In addition, Dr. Kranzler's employment agreement provides for a sign-on bonus of $185,000, payable in installments upon the occurrence of certain milestone events achieved by the Company and Dr. Kranzler. As of the date hereof, approximately $100,000 of the total sign-on bonus has been paid to Dr. Kranzler.

     In addition to his base salary and bonus, Dr. Kranzler was granted an option to purchase eight percent (8%) of the Company's Common Stock on a fully diluted basis at an exercise price equal to $1.50 per share. The options vest twenty-five percent (25%) immediately upon grant and thereafter notably and daily over a four (4) year period. Dr. Kranzler's options shall fully vest upon the occurrence of any merger, consolidation, corporate reorganization or transfer of all or substantially all of the assets of the Company and upon the termination without cause of Dr. Kranzler's employment with the Company. Such options are subject to stockholder approval.

     The Company has entered into a five-year term employment agreement with Dr. Debby Jo Blank, the Company's President and Chief Operating Officer. Dr. Blank's annual compensation consists of base salary of $210,000 and performance based bonuses of up to an additional twenty-five percent (25%) of annual base salary. In addition, Dr. Blank's employment agreement provides for a sign-on bonus of $185,000, payable in installments upon the occurrence of certain milestone events achieved by the Company and Dr. Blank. As of the date hereof, approximately $100,000 of the sign-on bonus has been paid to Dr. Blank.

     In addition to her base salary and bonus, Dr. Blank was granted an option to purchase three percent (3%) of the Company's Common Stock on a fully diluted basis at an exercise price equal to $1.50 per share. The options vest twenty-five percent (25%) immediately upon grant and thereafter notably and daily over a four (4) year period. Dr. Blank's options shall fully vest upon the occurrence of any merger, consolidation, corporate reorganization or transfer of all or substantially all of the assets of the Company and upon the termination without cause of Dr. Blank's employment with the Company. Such options are subject to stockholder approval.

     The Company entered into a one-year employment agreement effective as of December 28, 1995 with Frank R. Jones, Ph.D., the Company's Chief Scientific Officer. The employment agreement provides for an annual base salary of $220,000 and a lump sum severance payment equal to one year's base salary in the event of termination of employment with or without cause within one year of the date of the agreement. The employment agreement also provides that in the event of termination of employment with or without cause prior to December 28, 1996, previously granted options will be extended or re-issued by the Company so as to remain exercisable until the applicable expiration of such options.

     The Company entered into a six-month employment agreement on January 8, 1996 with Alex P. de Soto, the Company's Chief Financial Officer and Secretary, which agreement expires by its terms on June 30, 1996, unless otherwise extended by mutual agreement of the parties. The employment agreement provides that the Company shall pay Mr. de Soto a base salary of $10,000 per month for the period January 1, 1996 through March 31, 1996 and $8,000 per month for the period April 1, 1996 through June 30, 1996. In addition to the base salary, Mr. de Soto will be paid a bonus on April 1, 1996 in the amount of $15,000 in the event he has not terminated his employment with the Company as of such date. Mr. de Soto is also entitled to an additional payment equal to $25,000 in the event he continues his employment with the Company after June 1, 1996. Under the employment agreement, Mr. de Soto was granted an option to purchase 60,000 shares of the Company's Common Stock (the "Option") at an exercise price of $1.50 per share, which option shall vest and become exercisable as to 50% of the shares subject to the option on the date of grant and the remaining 50% of the shares on June 1, 1996, subject to continued employment on such date. The Option was issued in exchange for all outstanding options to purchase shares of the Company's Common Stock previously granted to Mr. de Soto.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company believes that a competitive, goal-oriented compensation policy is critically important to the creation of value for stockholders. To that end, the Company has created an incentive compensation program intended to reward outstanding individual performance.

COMPENSATION PHILOSOPHY

     The Company's compensation program is intended to implement the following principles:

          -    Compensation should be related to the value created for
               stockholders.
          - Compensation programs should support the short-term and long-term strategic goals and objectives of the Company.
          - Compensation programs should reflect and promote the Company's values and reward individuals for outstanding contributions to the Company's success.
          -    Short-term and long-term compensation programs play a critical
               role in   attracting and retaining well-qualified executives.
          - While compensation opportunities should be based in part upon individual contribution, the actual amounts earned by executives in variable compensation programs should also be based on how the Company performs.

COMPENSATION MIX AND MEASUREMENT

     The Company's executive compensation for the Chief Executive Officer and all other executives is based upon three components, each of which is intended to serve the Company's compensation principles:

BASE SALARY

     Base salary is targeted at the competitive median for similar companies in the biotechnology industry. For the purpose of establishing these levels, the Compensation Committee compares the Company's compensation structure from time to time to the companies covered in a compensation survey of the biotechnology industry entitled, BIOTECHNOLOGY COMPENSATION AND BENEFITS SURVEY which is prepared by Radford Associates and sponsored by the Biotechnology Industry Organization. Many of the Companies covered in that survey are also included in the published industry line-of-business index included in the Company's Stock Price Performance Graph included elsewhere in this Report.

     The Committee reviews the salaries of the Chief Executive Officer and other executive officers each year and such salaries may be increased based upon
(i) the individual's performance and contribution to the Company and
(ii) increases in median competitive pay levels.

ANNUAL INCENTIVES

     The Company has a cash bonus program whereby bonus amounts are determined based upon the achievement of corporate goals and individual performance. Each executive officer has a target bonus amount calculated as a percentage of his or her annual base salary. The bonus percentage is based in part on Company performance and in part on individual performance. Corporate goals seek advancements in the areas of business development efforts as well as research and development activities as they relate to the overall success of the Company. The Committee believes the target bonus amounts are based upon levels similar to other companies in the biotechnology industry. Bonuses awarded during 1995 were less than targeted amounts because of the Company's minimal cash position as of the end of 1995.

LONG-TERM INCENTIVES

     Long-term incentive compensation is provided through grants of options to purchase shares of the Company's Common Stock to the Named Executive Officers and others. The stock options are intended to retain and motivate all employees to improve long-term performance of the Company. It is common in the biotechnology industry to grant stock options to all employees. As of the beginning of 1995, stock options had been granted to all employees of the Company. The Committee believes the amount and value of such grants are based upon levels similar to other companies in the biotechnology industry.

     Stock options are granted with an exercise price equal to prevailing market value. Generally, the stock options vest in increments over a period of years, and an employee must be employed by the Company at the time of vesting in order to exercise his or her options.


COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     The Company appointed Jay D. Kranzler, M.D., Ph.D. as its new Chief Executive Officer on December 28, 1995. Accordingly, his compensation was determined based on biotechnology industry prevailing compensation packages to attract an individual of Dr. Kranzler's caliber. His compensation includes an annualized base salary of $240,000, performance cash bonus opportunities and a signing bonus potential of $185,000. In addition, Dr. Kranzler's employment agreement provides that the Company issue to him options to purchase that number of shares of Common Stock of the Company equal to eight percent (8%) of the equity of the Company on a fully diluted basis. In January 1996, Dr. Kranzler was granted options to purchase 3,025,327 shares of the Company's
Common Stock at an exercise price of $1.50 per share, subject to stockholder approval.

     Under the Omnibus Budget Reconciliation Act of 1993, beginning in 1994, the federal income tax deduction for certain types of compensation paid to the Chief Executive Officer and four other most highly compensated officers of publicly held companies is limited to $1,000,000 per officer per fiscal year unless such compensation meets certain requirements. The Committee is aware of this limitation and believes that the deductibility of compensation payable in 1995 will not be affected by this limitation.

STOCK OPTION COMMITTEE                  COMPENSATION COMMITTEE

Richard M. Crooks, Jr.                  Richard M. Crooks, Jr.
Philip O'Reilly                         Philip O'Reilly
                                        Jack H. Vaughn

STOCK PRICE PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE RETURN

     The following Stock Price Performance Graph compares the Company's cumulative total stockholder return on the Company's Common Stock for the periods indicated with the cumulative total return of the NASDAQ OTC Index and a published industry line-of-business index. The Board of Directors approved the use of the NASDAQ Pharmaceuticals Stock Index. Although the Company previously used the Coopers & Lybrand Index as its published line-of-business index, it changed to the NASDAQ Pharmaceuticals Stock Index because of the greater number of peer companies represented and because the Company believes it is a more complete representation of the biotechnology industry. The Company has not declared any dividends since its inception.

     The Board of Directors and its Compensation Committee recognize that the market price of stock is influenced by many factors, only one of which is Company performance. The historical stock price performance shown on the Stock Price Performance Graph is not necessarily indicative of future stock price performance.


                    COMPARISON OF FIVE YEAR CUMULATIVE RETURN

        AMONG IMRE CORPORATION, NASDAQ OTC, NASDAQ PHARMACUETICAL INDEX
                       AND COOPERS & LYBRAND INDUSTRY INDEX



Fiscal Year Ended       IMRE       NASDAQ OTC      NASDAQ         Coopers &
                     Corporation               Pharmaceutical  Lybrand Industry
                                                   Index            Index
Measurement Pt.
    12/31/90            $100         $100          $100             $100
FYE 12/31/91            $162         $161          $266             $230
FYE 12/31/92            $170         $187          $221             $290
FYE 12/31/93            $225         $215          $197             $285
FYE 12/31/94            $128         $210          $148             $268
FYE 12/31/95            $160         $296          $271             $393

     The above comparison assumes $100 invested in the Company's Common Stock and each index on December 31, 1990.

COMPENSATION OF DIRECTORS

     Messrs. O'Reilly and Vaughn each received $12,000 in cash compensation for service as a director during fiscal year 1995. Each of Messrs. Crooks, O'Reilly and Vaughn received options to purchase 10,000 shares of Common Stock for service as a director during fiscal year 1995. Directors who are employees of the Company do not receive any fee for their services as directors. None of the Company's directors receive any compensation for their service on the Board of Directors or any of its Committees. All of the Company's directors are reimbursed for their out-of-pocket travel and accommodation expenses incurred in connection with their service as directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of January 31, 1996 known by the Company with respect to (i) each stockholder known to the Company to be the beneficial owner of more than five percent of its outstanding Common Stock,
(ii) each director and nominee, (iii) each of the Named Executive Officers described in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. Except as set forth below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

                                      Amount and Nature of
               Name and Address       Beneficial Ownership     Percent of Class
               ----------------       --------------------     ----------------
Allen & Company Incorporated              5,322,462(1)              18.1%
  711 Fifth Avenue
  New York, New York  10022
Aries Financial Services                  1,790,832(2)               6.3%
  375 Park Avenue, Suite 1501
  New York, New York  10152
Richard M. Crooks, Jr.                    1,171,565(3)               4.1%
Frank R. Jones                            1,105,411(4)               3.8%
Martin D. Cleary                            503,982(5)               1.7%
Jay D. Kranzler                             218,881(6)               *
Debby Jo Blank                              218,881(6)               *
Jack Vaughn                                  56,000(7)               *
Philip J. O'Reilly                           64,625(8)               *
Harvey J. Hoyt                               51,683(9)               *
All Directors and Named Executive
 Officers as a Group (8 persons)          3,149,206(10)              10.6%

________________________
*less than one percent

(1) Includes warrants to purchase 1,060,590 shares of Common Stock. Does not include 2,303,890 shares of Common Stock and warrants to purchase 31,600 shares of Common Stock owned by certain individuals who may be considered affiliates of Allen & Company Incorporated. Allen & Company Incorporated disclaims beneficial ownership of these shares of Common Stock. This information is derived from a Schedule 13D dated January 22, 1996, filed by Allen & Company Incorporated.
(2) This information is dervived from a Schedule 13D dated January 22, 1996, filed by Aries Financial Services.
(3) Includes presently exercisable warrants and options to purchase 30,000 shares of Common Stock. Includes 712,498 shares of Common Stock and presently exercisable warrants to purchase 26,666 shares of Common Stock held by Allen & Company for which the director has beneficial interest in profits upon sale.
(4) Includes presently exercisable warrants and options to purchase 705,000 shares of Common Stock.
(5) Includes presently exercisable options to purchase 500,000 shares of Common Stock.
(6) Includes 218,881 shares of Common Stock held by the Company's 401(k) plan for which the officer as co-trustee of the plan has voting rights to such shares.
(7) Includes presently exercisable options to purchase 55,000 shares of Common Stock.
(8) Includes presently exercisable warrants and options to purchase 48,825 shares of Common Stock.
(9) Includes presently exercisable options to purchase 22,500 shares of Common Stock.
(10) Includes warrants and options that are presently exercisable to purchase 1,367,992 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On December 29, 1995, Allen & Company purchased, through a private placement, $500,000 principal amount of Senior Convertible Debentures due July 1, 1996 (the "Debentures"). The Debentures were convertible at $1.50 per share of Common Stock. Allen & Company acted as placement agent for this private placement and received 20,000 shares of Common Stock as a placement agent fee. The Debentures were converted into 333,333 shares of the Company's Common Stock on January 22, 1996, in conjunction with the closing of a private placement of
8.5 million shares of Common Stock at a purchase price of $1.50 per share.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     (1)  Financial Statements                                        Page
                                                                      ----
          Report of Ernst & Young LLP, Independent Auditors. . .       31

          Consolidated Balance Sheets, December 31, 1995
          and 1994 . . . . . . . . . . . . . . . . . . . . . . .       32

          Consolidated Statements of Operations for the Years
          Ended December 31, 1995, 1994 and 1993 . . . . . . . .       33

          Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1995, 1994 and 1993 . . . . . . . .       34

          Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1995, 1994 and 1993 . . . . .       35

          Notes to Consolidated Financial Statements . . . . . .       36

     (2)  Financial Statement Schedules

          All schedules are omitted because of the absence of the conditions under which they are required to be reported or because the required information is included in the Financial Statements and their Notes.

     (3)  Exhibits

          Exhibit No.    Description of Exhibit   Incorporated by Reference to
          -----------    ----------------------   -----------------------------
          3.1            Certificate of           Exhibit 3.1 to this Form 10-K
                         Incorporation, as        for the year ended December
                         amended                  31, 1995 ("1995 Form 10-K")

          3.2            By-laws, as amended      Exhibit 3.2 to 1995 Form 10-K

          4.1            Form of Stock            Exhibit 3.1 to Form S-1
                         Certificate              Registration Statement
                                                  No. 33-41225 ("Form S-1")

          4.2            Form of Common Stock     Exhibit 3.1 to Form S-1
                         Purchase Warrant

          Exhibit No.    Description of Exhibit   Incorporated by Reference to
          -----------    ----------------------   ----------------------------

          4.3            Incentive Stock Option   Exhibit 28.2 to Form S-8
                                                  Registration Statement No.
                                                  33-20188 ("Form S-8")

          4.4            Form of Nonqualified     Exhibit 28.2 to Form S-8
                         Stock Option

          4.5            Form of Stock Option -   Exhibit 4.5 to Form 10-K for
                         Other                    the year ended December 31,
                                                  1993 ("1993 Form 10-K")

          4.6            Form of Employee Stock   Exhibit 10.13 of Form S-1
                         Warrant

          4.7            Form of 7% Convertible   Exhibit 10.1 to Form 10-Q for
                         Debentures               the quarter ended March 31,
                                                  1994

          4.8            Warrant Agreement        Exhibit 10.3 to Form 10-Q for
                         dated as of April 22,    the quarter ended March 31,
                         1994 between IMRE        1994
                         Corporation and Allen
                         & Company Incorporated

          4.9            Form of 7% Convertible   Exhibit 10.4 to Form 10-Q for
                         Debenture Purchase       the quarter ended March 31,
                         Agreement                1994

          4.10           Form of Senior           Exhibit 4.10 to 1995 Form 10-K
                         Convertible Debenture

          4.11           Form of Senior           Exhibit 4.11 to 1995 Form 10-K
                         Convertible Debenture
                         Purchase Agreement

          4.12           Form of a Stock          Exhibit 4.12 to 1995 Form 10-K
                         Purchase Agreement for
                         January 1996 Private
                         Placement

          10.1           Stock Option and Stock   Exhibit 28.1 to Form S-8
                         Appreciation Plan

          10.2           1988 Nonqualified        Exhibit 28.3 to Form S-8
                         Stock Option Plan

          Exhibit No.    Description of Exhibit   Incorporated by Reference to
          -----------    ----------------------   ----------------------------

          10.3           Sub-lease Agreement      Exhibit 10.3 to 1993 Form
                         dated October 11, 1991   10-K

          10.4           Lease Agreement dated    Exhibit 10.4 to Form 10-K for
                         April 26, 1994           the year ended December 31,
                                                  1994 ("1994 Form 10-K")

          10.5           Warrant Agreement        Exhibit 99.1 to Form S-3
                         dated as of August 29,   Registration Statement No.
                         1991 between IMRE        33-71278
                         Corporation and
                         Manufacturers Hanover
                         Trust Company of
                         California (now known
                         as Chemical Trust
                         Company of California)

          10.6           Severance Agreement      Exhibit 10.6 to 1995 Form
                         with Martin D. Cleary    10-K

          10.7           Consulting Agreement     Exhibit 10.7 to 1995 Form
                         with Harvey J. Hoyt      10-K

          10.8           Employment Agreement     Exhibit 10.8 to 1995 Form
                         with Jay D. Kranzler     10-K

          10.9           Employment Agreement     Exhibit 10.9 to 1995 Form
                         with DebbyJo Blank       10-K

          10.10          Employment Arrangement   Exhibit 10.10 to 1995
                         with Frank R. Jones      Form 10-K

          10.11          Employment Agreement     Exhibit 10.11 to 1995
                         with Alex P. de Soto     Form 10-K

          10.12          Baxter Distribution      Exhibit 10.1 to Form
                         Agreement                8-K filed March 18,
                                                  1994

          10.13          Amendment No. 1          Exhibit 10.1 to Form
                         dated March 28,          8-K dated March 25, 1995
                         1995 to Baxter
                         Distribution Agreement

          Exhibit No.    Description of Exhibit   Incorporated by Reference to
          -----------    ----------------------   ----------------------------

          11.1           Statement regarding      Item 8 of 1995 Form 10-K
                         computation of per
                         share loss

          16.1           Letter regarding         Exhibit 16.1 to 1994 Form 10-K
                         change in certifying
                         accountant

          23.1           Consent of Ernst         Exhibit 23.1 to 1995 Form 10-K
                         & Young LLP, 1994
                         and 1995 auditors

          23.2           Report of Coopers        Exhibit 23.2 to 1995 Form 10-K
                         & Lybrand LLP,
                         1993 auditors

          23.3           Consent of Coopers       Exhibit 23.3 to 1995 Form 10-K
                         & Lybrand, LLP,
                         1993 auditors

          24.1           Powers of Attorney       Exhibit 24.1 to 1995 Form 10-K

          27.1           Financial Data Schedule  Exhibit 27.1 to 1995 Form 10-K

          (b)  Reports on Form 8-K

               On November 27, 1995, the Company filed a Current Report on Form 8-K which disclosed certain information reported under Item 3.

               On January 26, 1996 the Company filed a Current Report on Form 8-K which disclosed certain information under Item 5.

          (c)  Exhibits

               The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 1996.

                                        IMRE Corporation


                                        By: /s/ Jay D. Kranzler
                                           ------------------------------------
                                             Jay D. Kranzler, M.D., Ph. D.
                                             Chief Executive Officer,
                                             Vice Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                      Title                   Date
          ---------                      -----                   ----

/s/ Jay D. Kranzler
_____________________________                               February 19, 1996
Jay D. Kranzler, M.D., Ph. D.   Vice Chairman of the Board
                                Chief Executive Officer

/s/ Debby Jo Blank
_____________________________                               February 19, 1996
Debby Jo Blank, M.D.            Director,
                                President and Chief
                                 Operating Officer

/s/ Frank R. Jones
_____________________________                               February 19, 1996
Frank R. Jones, Ph.D.           Chairman of the Board
                                and Chief Scientific
                                Officer

/s/ Alex P. de Soto
_____________________________                               February 19, 1996
Alex P. de Soto                 Vice President,
                                Chief Financial Officer
                                and Chief Accounting
                                Officer

/s/ Richard M. Crooks
_____________________________   Director*                   February 19, 1996
Richard M. Crooks, Jr.

/s/ Philip J. O'Reilly
_____________________________   Director*                   February 19, 1996
Philip J. O'Reilly

/s/ Jack H. Vaughn
_____________________________   Director*                   February 19, 1996
Jack H. Vaughn

*By Alex P. de Soto as attorney-in-fact.

                                  EXHIBIT INDEX



                                                                      Sequential
Exhibit No.        Description of Exhibit                              Page No.
-----------        ----------------------                              --------
3.1                Certificate of Incorporation, as amended

3.2                By-laws, as amended

4.10               Form of Senior Convertible Debentures

4.11               Form of Senior Convertible Debenture Purchase
                   Agreement

4.12               Form of Stock Purchase Agreement for January 1996
                   Private Placement

10.6               Severance Agreement with Martin D. Cleary

10.7               Consulting Agreement with Harvey J. Hoyt

10.8               Employment Agreement with Jay D. Kranzler

10.9               Employment Agreement with Debby Jo Blank

10.10              Employment Arrangement with Frank R. Jones

10.11              Employment Agreement with Alex P. de Soto

23.1 Consent of Ernst & Young LLP, 1995 and 1994 auditors

23.2               Report of Coopers & Lybrand LLP, 1993 auditors

23.3               Consent of Coopers & Lybrand LLP, 1993 auditors

24.1               Powers of Attorney

27.1               Financial Data Schedule