Form 10-K/A
period 1995-12-31
IMRE CORP
filed 1996-04-08
CIK 716054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K/A

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


     On March 18, 1996, the Company and Baxter entered into a termination agreement, terminating the exclusive distribution agreement. Under the termination agreement, effective May 1, 1996, the Company may, among other things, sell its PROSORBA-Registered Trademark- columns directly to customers who had previously purchased PROSORBA-Registered Trademark- columns through Baxter as well as to any other potential customers who wish to purchase the PROSORBA-Registered Trademark- columns.


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

MANAGEMENT CHANGES

     In December 1995, Martin D. Cleary resigned as Chief Executive Officer and a member of the Board of Directors of the Company. Mr. Cleary's resignation was a result of the Company's determination that it would best be served by having senior management resident on the West Coast near the Company's principal executive offices and other operations. Because Mr. Cleary was unable to relocate from the East Coast, he agreed to resign as Chief Executive Officer and as a director. Also in December 1995, Harvey J. Hoyt resigned as Executive Vice President and a member of the Board of Directors of the Company. Dr. Hoyt's resignation was a result of the appointments of new members of senior management and the restructuring of the Company, which restructuring eliminated Dr. Hoyt's position. Jay D. Kranzler, M.D., Ph.D. was appointed as Chief Executive Officer and Vice Chairman of the Board of Directors and Debby Jo Blank, M.D. was appointed as President, Chief Operating Officer and a member of the Board of Directors. Frank R. Jones, Ph.D. serves as the Company's Chief Scientific Officer and Chairman of the Board of Directors.

RESTRUCTURING PLAN

     The Company is in the process of implementing a substantial restructuring plan. The restructuring plan is intended to reduce the Company's overhead and recurring costs by reducing the Company's work force and consolidating its two manufacturing facilities into one central manufacturing facility located in Redmond, Washington. By eliminating approximately 20 positions, the Company expects to realize an annual salary savings in excess of $1.0 million. In addition, although the Company estimates that it will incur approximately $1.0 million in capital expenditures associated with the consolidation of its manufacturing operations, the Company believes such consolidation will result in a reduction of overhead expenses.


     Furthermore, the restructuring plan includes relocating all of the Company's operations, except manufacturing, from Seattle, Washington to San Diego, California by the end of 1996. The Company believes that relocating its operations to San Diego, recognized as the fourth largest biotechnology center in the United States, will provide the Company with greater exposure within the industry and better position the Company to market its products. In addition, in the event that the Company wishes to expand staffing, San Diego's highly skilled work force will provide significant resources from which the Company may draw upon to fill any future staffing needs.

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

MANAGEMENT CHANGES; RESTRUCTURING PLAN; DEPENDENCE UPON KEY PERSONNEL.

     The Company has recently undergone changes in senior management and new management is in the process of developing and implementing a substantial restructuring plan. The restructuring plan has not been completed and there can be no assurance that it will be completed. Even if such a restructuring plan is completed, there can be no assurance that the restructuring will be successfully implemented. The Company's success is dependent upon certain key management and technical personnel, including the new senior management members. The loss of the services of any of these key employees could have a material adverse effect on the Company. The Company does not currently maintain any key employee insurance coverage. See "Management Changes" and "Restructuring Plan."

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


     On March 18, 1996, the Company and Baxter entered into a termination agreement, terminating the exclusive distribution agreement. Under the termination agreement, effective May 1, 1996, the Company may, among other things, sell its PROSORBA-Registered Trademark- column directly to customers who had previously purchased PROSORBA-Registered Trademark- columns through Baxter, as well as to any other potential customers who wish to purchase PROSORBA-Registered Trademark- columns.

     No assurance can be given that prior to May 1, 1996, Baxter will maximize the Company's potential sales in North America, or that Baxter will be successful in marketing the Company's PROSORBA-Registered Trademark-column. There can be no assurances that the Company will be able to develop a sales force by May 1, 1996, if at all, to sell its PROSORBA-Registered Trademark- column directly to customers. In addition, even if the Company can establish a sales force for its PROSORBA-Registered Trademark- column, there can be no assurance that the Company will be successful in selling its PROSORBA-Registered Trademark- columns directly to any new customers or to any customers who previously purchased PROSORBA-Registered Trademark- columns through Baxter.


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

PRODUCT LIABILITY.

     The use of the PROSORBA-Registered Trademark- column involves the possibility of adverse effects occurring to end-users that could expose the Company to product liability claims. The Company believes that its product liability insurance coverage is adequate in light of the Company business. However, although the Company currently maintains product liability insurance coverage, there can be no assurance that such coverage or any increased amount of coverage will be adequate to protect the Company and there can be no assurance that the Company will have sufficient resources to pay any liability resulting from such a claim.

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

     In November 1995, a complaint was filed with the United States District Court, Northern District of California, claiming that the Company's PROSORBA-Registered Trademark- column allegedly infringes a patent issued to David S. Terman, M.D. which was assigned in July 1993 to DTER-ENT, Inc., a California corporation ("DTER-ENT"). The Company first received notice of a claim of infringement from DTER-ENT in July 1993. The Company has disclosed this claim in its public filings for the past two years. The Company has reviewed this matter with its patent counsel, Townsend and Townsend and Crew, and has been advised by such patent counsel that the claims of the patent allegedly infringed are invalid or unenforceable or that the PROSORBA-Registered Trademark- column does not infringe the patent rights of DTER-ENT.

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

     In March 1996, the Company completed a second exchange offering made to holders of its 7% Convertible Debentures. The Company offered to exchange the 7% Convertible Debentures for Common Stock of the Company at a price of $2.25 per share. Of the $1,245,000 outstanding principal amount of the 7% Convertible Debentures, $845,000 was converted into 399,252 shares of Common Stock of the Company (which amount includes 23,700 shares issued as interest on the 7% Convertible Debentures), pursuant to the exchange offering.


     In December 1995, the Company completed an offering of $1,500,000 of Senior Convertible Debentures (the "Senior Convertible Debentures") to certain accredited investors.

     In January 1996, the Company completed a private placement of approximately
8.5 million shares of its Common Stock resulting in net proceeds to the Company of approximately $12.0 million (the "Private Placement"). Upon the closing of the Private Placement, the Senior Convertible Debentures were automatically converted into 1,000,000 shares of Common Stock of the Company.

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

     As a result of the FDA action, Baxter exercised its right to re-negotiate minimums in February 1995. In March 1995, the two companies amended the agreement whereby Baxter: 1) made a take-or-pay payment for the first sales year of $3.0 million compared to the original $3.5 million due March 31, 1995,
2) purchased $1.0 million of product during the second quarter of 1995, 3) released the Company from its obligation to provide marketing and promotional support for the second and third years of the agreement, 4) gave the Company the right to co-market with Baxter, 5) relinquished its first right to negotiate for new PROSORBA-Registered Trademark- column indications, and 6) under certain circumstances, agreed to provide advance payments to the Company for Baxter's 1996 purchases. The Company agreed to eliminate purchase minimums and the take-or-pay concept included in the original agreement and freed Baxter to pursue competing thrombocytopenia therapies. In March 1996, the Company and Baxter entered into a termination agreement terminating the distribution agreement effective as of May 1, 1996.

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



                                                          /s/ Ernst & Young LLP
Seattle, Washington
January 23, 1996

                                IMRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994


ASSETS                                                              1995               1994
- ------                                                         ------------      -------------
Current assets:

  Cash and cash equivalents                                    $  1,009,878       $  3,670,616
  Accounts receivable:
     Trade                                                           23,850            418,399
     Other                                                          533,989             61,398
  Inventories                                                     1,148,506          1,494,311
  Prepaid expenses                                                  143,755            208,560
                                                                 ----------         ----------
     Total current assets                                         2,859,978          5,853,284
                                                                 ----------         ----------

Property and equipment, net                                       1,425,020          1,347,532
Convertible debenture issuance costs, net                           278,711            520,197
                                                                 ----------         ----------

     Total assets                                                $4,563,709         $7,721,013
                                                                 ----------         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Accounts payable                                               $  892,501         $  610,478
  Accrued compensation                                              456,939            266,395
  Accrued liabilities                                               672,488            606,609
  Senior convertible debentures                                   1,500,000
  Current portion of notes payable                                   26,821              9,053
                                                                 ----------         ----------
     Total current liabilities                                    3,548,749          1,492,535
                                                                 ----------         ----------

Convertible debentures                                            1,345,000          4,245,000
Notes payable, net of current portion                                25,972              2,759
Accrued compensation                                                168,750
                                                                 ----------         ----------
                                                                  5,088,471          5,740,294
                                                                 ----------         ----------

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

                                IMRE CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

              -----------------------------------------------------

                                    Per                         Par         Additional       Accumulated
                                   Share       Shares          Value      Paid-in Capital      Deficit           Total
                                  -------  --------------  ------------- ---------------- ----------------- --------------
Balance, January 1, 1993                     14,073,343       $281,467      $33,353,430    $(26,142,850)       $7,492,047
- -----------------------------------------  --------------  ------------- ---------------- ----------------- --------------
Stock options exercised             2.00         10,000            200           19,800                            20,000

Stock warrants exercised            2.00         43,400            868           85,932                            86,800

Stock issued for services           1.44            348              7              493                               500

Stock issued to match
   401(k) contributions             3.10         56,481          1,129          173,860                           174,989

Stock issued in
   private placement                2.23        888,900         17,778        1,968,831                         1,986,609

Net loss                                                                                      (4,921,220)      (4,921,220)
- -----------------------------------------  --------------  ------------- ---------------- ----------------- --------------
Balance, December 31, 1993                   15,072,472        301,449       35,602,346      (31,064,070)       4,839,725
- -----------------------------------------  --------------  ------------- ---------------- ----------------- --------------
Stock options exercised             2.63          1,000             20            2,605                             2,625

Stock warrants exercised            1.88          6,500            130           12,058                            12,188

Stock warrants issued
   for services                                                                 483,000                           483,000

Stock issued to match
   401(k) contributions             2.30         70,040          1,401          159,677                           161,078

Stock issued in
   private placement                1.42      1,850,000         37,000        2,596,415                         2,633,415

Net loss                                                                                      (6,151,312)      (6,151,312)
- -----------------------------------------  --------------  ------------- ---------------- ----------------- --------------
Balance, December 31 1994                    17,000,012        340,000       38,856,101      (37,215,382)       1,980,719
- -----------------------------------------  --------------  ------------- ---------------- ----------------- --------------
Stock issued for services           1.43         61,141          1,223           86,322                            87,545

Stock issued to match
   401(k) contributions             2.48         65,125          1,303          160,036                           161,339

Stock issued for minority
   interest in CELx                 2.00        312,500          6,250          618,750                           625,000

Stock issued for
   debt conversion                  2.75      1,254,817         25,096        3,421,791                         3,446,887

Net loss                                                                                      (6,826,252)      (6,826,252)
- -----------------------------------------  --------------  ------------- ---------------- ----------------- --------------
Balance, December 31, 1995                   18,693,595       $373,872      $43,143,000     $(44,041,634)       $(524,762)
- -----------------------------------------  --------------  ------------- ---------------- ----------------- --------------
- -----------------------------------------  --------------  ------------- ---------------- ----------------- --------------

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

     The directors and executive officers of the Company are as follows:

     Name                                  Age    Position
     ----                                  ---    --------

     Jay D. Kranzler, M.D., Ph.D.(1)       38     Chief Executive Officer and
                                                  Vice Chairman of the Board of
                                                  Directors

     DebbyJo Blank, M.D.(1)               44     President, Chief Operating
                                                  Officer and Director

     Frank R. Jones, Ph.D.                 51     Chairman of the Board of
                                                  Directors and Chief Scientific
                                                  Officer

     Alex P. de Soto(1)                    33     Vice President, Chief
                                                  Financial Officer and
                                                  Secretary

     Richard M. Crooks, Jr.(2)(3)(4)       56     Director

     Philip J. O'Reilly(2)(3)(4)           57     Director

     Jack H. Vaughn(2)(4)                  75     Director


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

     DebbyJo Blank, M.D., was appointed President, Chief Operating Officer and Director of the Company in December 1995. Prior to joining IMRE, from 1994 to December 1995, Dr. Blank was Senior Vice President, Marketing, for Advanced Technology Laboratories, a publicly-held manufacturer and distributor of ultrasound equipment. From 1993 to 1994, she was Vice President, U.S. Marketing for Syntex. From 1989 to 1993, she held various positions at the DuPont Company and the DuPont Merck Pharmaceutical Company ("Dupont"), including Vice President Worldwide Marketing, Vice President, New Product Planning & Licensing, and Vice President, Strategy and Business Development. Before joining DuPont, she was employed by the management consulting firm, Arthur D. Little, from 1986 to 1989 as a consultant in its pharmaceutical practice.

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

                           SUMMARY COMPENSATION TABLE

                                                                  Long-Term
                                         Annual Compensation   Compensation(1)
                                        --------------------- -----------------
                                                                  Number of         All Other
                              Fiscal                              Securities      Compensation
   Name and Principal          Year     Salary($)    Bonus($)     Underlying           ($)
        Position                                                  Options (#)
- -------------------------     ------    ---------    --------     -----------    --------------
Jay D. Kranzler, M.D.,         1995     $   -          50,000           -              -
 Ph.D.(2)
Chief Executive Officer,
Vice Chairman

Martin D. Cleary(3)            1995     $225,000         -              -        $403,170(4)(5)
Former Chief Executive         1994     $ 56,250     $ 25,000        750,000           -
Officer, President and
Chief Operating Officer,
Director

Frank R. Jones, Ph.D.(6)       1995     $220,000         -              -        $  9,240(4)
Chairman and                   1994     $215,000     $ 25,000         85,000     $  9,240(4)
Chief Scientific Officer       1993     $200,000     $ 50,000         90,000     $  8,994(4)

Harvey J. Hoyt, M.D.(7)        1995     $175,000         -            47,500     $ 94,430(4)(8)
Former Executive Vice
President, Director

DebbyJo Blank, M.D.           1995     $   -          50,000           -        $     -
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

     The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1995, to all of the Named Executive Officers whom actually received option grants during the fiscal year ended December 31, 1995. Except as set forth below, no other Named Executive Officer received option grants during fiscal year ended December 31, 1995.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                     Individual Grants
                        -----------------------------------------
                                % of Total                               Potential Realizable Value at
                    Number of     Options                                   Assumed Annual Rates of
                   Securities    Granted to    Exercise                    Stock Price Appreciation
                   Underlying   Employees in     Price                        for Option Term (4)
                     Options       Fiscal         per      Expiration         -------------------
    Name           Granted(#)       Year         Share        Date               5%         10%
- -------------------------------------------    --------    ----------    -----------------------------
Harvey J. Hoyt(1)     5,000         0.5%        $ 2.125     09/30/96          $   398     $   797
Former Executive     42,500         4.2%        $  1.75     09/30/96          $ 2,789     $ 5,578
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

     The following table sets forth certain information as of December 31, 1995, regarding options held by the Named Executive Officers. Except as set forth below, no other Named Exeuctive Officers held options to purchase securities of the Company at fiscal year ended December 31, 1995. None of such individuals exercised any options during the fiscal year ended December 31, 1995. There were no stock appreciation rights outstanding at December 31, 1995.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                           Number of Securities                   Value of Unexercised In-
                          Underlying Unexercised                  The-Money Options at FY-
                           Options at FY-End(#)                            End(1)
                       ----------------------------         -----------------------------------
      Name             Exercisable    Unexercisable          Exercisable          Unexercisable
- ----------------       -----------    -------------         ------------          -------------
Martin D. Cleary         500,000         250,000                $312,500              $156,250

Frank R. Jones           705,000            -                   $466,939                 -

Harvey J. Hoyt            47,500            -                   $ 48,594                 -

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

     The Company has entered into a five-year term employment agreement with Dr. DebbyJo Blank, the Company's President and Chief Operating Officer. Dr. Blank's annual compensation consists of base salary of $210,000 and performance based bonuses of up to an additional twenty-five percent (25%) of annual base salary. In addition, Dr. Blank's employment agreement provides for a sign-on bonus of $185,000, payable in installments upon the occurrence of certain milestone events achieved by the Company and Dr. Blank. As of the date hereof, approximately $100,000 of the sign-on bonus has been paid to Dr. Blank.

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

                                      Amount and Nature of
               Name and Address       Beneficial Ownership     Percent of Class
               ----------------       --------------------     ----------------
Allen & Company Incorporated              5,322,462(1)              18.1%
  711 Fifth Avenue
  New York, New York  10022
Aries Financial Services                  1,790,832(2)               6.3%
  375 Park Avenue, Suite 1501
  New York, New York  10152
Richard M. Crooks, Jr.                    1,171,565(3)               4.1%
Frank R. Jones                            1,105,411(4)               3.8%
Martin D. Cleary                            503,982(5)               1.7%
Jay D. Kranzler                             218,881(6)               *
DebbyJo Blank                               218,881(6)               *
Jack Vaughn                                  56,000(7)               *
Philip J. O'Reilly                           64,625(8)               *
Harvey J. Hoyt                               51,683(9)               *
All Directors and Named Executive
 Officers as a Group (8 persons)          3,149,206(10)              10.6%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On December 29, 1995, Allen & Company, the Company's largest stockholder, purchased through a private placement, $500,000 principal amount of Senior Convertible Debentures due July 1, 1996 (the "Debentures"). The Debentures were convertible at $1.50 per share of Common Stock. Allen & Company acted as non-exclusive placement agent for this private placement and received 20,000 shares of Common Stock as a placement agent fee.


     In January 1996, the Company completed a private placement (the "Private Placement") of approximately 8,500,000 shares of the Company's Common Stock with certain accredited investors at a per share sales price of $1.50. The Debentures held by Allen & Company were converted into 333,333 shares of the Company's Common Stock on January 22, 1996, in conjunction with the closing of the Private Placement. Allen & Company acted as a non-exclusive placement agent for the Company with respect to the Private Placement, receiving a cash fee of $225,000 or 6% of the gross proceeds attributable to securities actually placed by Allen & Company.

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

          23.4           Consent of Townsend
                         and Townsend and Crew

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 1996.
                                                                  --

                                        IMRE Corporation


                                        By:  Jay D. Kranzler*
                                           ------------------------------------
                                             Jay D. Kranzler, M.D., Ph. D.
                                             Chief Executive Officer,
                                             Vice Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                      Title                   Date
          ---------                      -----                   ----

Jay D. Kranzler*
_____________________________                               April 5, 1996
Jay D. Kranzler, M.D., Ph. D.   Vice Chairman of the Board       --
                                Chief Executive Officer


DebbyJo Blank*
_____________________________                               April 5, 1996
DebbyJo Blank, M.D.             Director,                        --
                                President and Chief
                                Operating Officer


Frank R. Jones*
_____________________________                               April 5, 1996
Frank R. Jones, Ph.D.           Chairman of the Board            --
                                and Chief Scientific
                                Officer

/s/ Alex P. de Soto
_____________________________                               April 5, 1996
Alex P. de Soto                 Vice President,                  --
                                Chief Financial Officer
                                and Chief Accounting
                                Officer

Richard M. Crooks*
_____________________________   Director*                   April 5, 1996
Richard M. Crooks, Jr.                                           --


Philip J. O'Reilly*
_____________________________   Director*                   April 5, 1996
Philip J. O'Reilly                                               --


Jack H. Vaughn*
_____________________________   Director*                   April 5, 1996
Jack H. Vaughn                                                   --


*By Alex P. de Soto as attorney-in-fact.

                                  EXHIBIT INDEX



                                                                      Sequential
Exhibit No.        Description of Exhibit                              Page No.
- -----------        ----------------------                              --------
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

10.9               Employment Agreement with DebbyJo Blank

10.10              Employment Arrangement with Frank R. Jones

10.11              Employment Agreement with Alex P. de Soto

23.1 Consent of Ernst & Young LLP, 1995 and 1994 auditors

23.2               Report of Coopers & Lybrand LLP, 1993 auditors

23.3               Consent of Coopers & Lybrand LLP, 1993 auditors

23.4               Consent of Townsend and Townsend and Crew

24.1               Powers of Attorney

27.1               Financial Data Schedule