Form 10-Q
period 1996-03-31
CYPRESS BIOSCIENCE INC
filed 1996-05-15
CIK 716054

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________

                         COMMISSION FILE NUMBER 0-12943

                            CYPRESS BIOSCIENCE, INC.
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

                                 (206) 667-9242
              (Registrant's telephone number including area code)

                    -------------------------------------

         Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
   -------     -------

        AT APRIL 30, 1996, 28,715,252 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

               This filing, without exhibits, contains 15 pages.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                      Page
                                                                                                    ----
         Consolidated Balance Sheets as of
                 March 31, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . . . .       3

         Consolidated Statements of Operations for the quarters
                 ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . .       4

         Consolidated Statements of Cash Flows for the
                 quarters ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .       5

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .       6

         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . .      10

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

         Item 4 - Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . .      13

         Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .      14

         Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

                            CYPRESS BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,            DECEMBER 31,
                                                                             1996                  1995
                                                                       ----------------      ----------------
         ASSETS                                                           (UNAUDITED)              (NOTE)
         Current assets:
          Cash and cash equivalents                                       $11,364,028              1,009,878
          Accounts receivable:
            Trade                                                              31,614                 23,850
            Other                                                              27,482                533,989
          Inventories                                                       1,279,369              1,148,506
          Prepaid expenses                                                    151,658                143,755
                                                                       ----------------      ----------------
                    Total current assets                                   12,854,151              2,859,978
                                                                      ----------------      ----------------
          Property and equipment, net                                       1,459,521              1,425,020
          Convertible debenture issuance costs, net                            39,311                278,711
                                                                       ----------------      ----------------
               Total asset                                                $14,352,983             $4,563,709
                                                                       ================      ================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------
          Current liabilities:
          Accounts payable                                                   $814,559               $892,501
          Accrued compensation                                                442,896                456,939
          Accrued liabilities                                                 630,849                672,488
          Senior convertible debentures                                             -              1,500,000
          Current portion of capital lease obligation                          26,821                 26,281
                                                                       ----------------      ----------------
               Total current liabilities                                    1,915,125              3,548,749
                                                                       ----------------      ----------------

          Convertible debentures                                              400,000              1,345,000
          Capital lease obligation, net of current portion                     20,012                 25,972
          Accrued compensation                                                168,750                168,750
                                                                       ----------------      ----------------
                                                                              588,762              5,088,471
                                                                       ----------------      ----------------

          Commitments and contingencies (Note 5)
          Stockholders' equity:
           Common Stock, $.02 par value; authorized 35,000,000
             shares; issued and outstanding, 28,715,252 and
             18,693,595 shares at March 31, 1996 and December
             31, 1995                                                         574,305                373,872
          Additional paid-in capital                                       59,120,035             43,143,000
          Deferred compensation                                            (1,602,519)                     -
          Accumulated deficit                                             (46,242,725)           (44,041,634)
                                                                       ----------------      ----------------
               Total stockholders' equity (deficit)                        11,849,096               (524,762)
                                                                       ----------------      ----------------
               Total liabilities and stockholders' equity (deficit)        $14,352,983             $4,563,709
                                                                       ================      ================

Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.


See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                           QUARTERS ENDED MARCH 31,
                                                                            1996              1995
                                                                        -----------        -----------
         Revenue                                                        $    17,676        $ 3,016,463
         Interest income                                                    120,294             27,081
                                                                        -----------        -----------
                                                                            137,970          3,043,544
                                                                        -----------        -----------

         Costs and expenses:
           Production costs                                                 248,903            446,603
           Sales and marketing                                               52,043            589,077
           Research and development                                         427,233            975,105
           General and administrative                                       960,151            599,727
           Interest expense                                                  25,367             76,397
           Restructuring expense   (Note 7)                                 441,676                  -
           Debt conversion expense (Note 8)                                 183,688                  -
                                                                        -----------        -----------
                                                                          2,339,061          2,686,909
                                                                        -----------        -----------

         Net (loss) income (Note 4)                                     $(2,201,091)       $   365,635
                                                                        ===========        ===========

         Net (loss) income per common share and common share
           equivalents                                                  $      (.08)       $       .02
                                                                        ===========        ===========

         Weighted average number of common shares and
           common share equivalents                                      26,001,036         17,015,031
                                                                        ===========        ===========





See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                QUARTER ENDED MARCH 31,
                                                                              1996                  1995
                                                                       ----------------      ----------------
 INCREASE IN CASH AND CASH EQUIVALENTS:
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Receipts from customers                                             $        13,844       $     3,383,839
   Interest received                                                           120,294                27,081
   Payments to suppliers and employees                                      (2,264,047)           (2,410,055)
   Interest paid                                                                (4,334)               (3,042)
                                                                       ----------------      ----------------
      Net cash (used) provided by operating activities                      (2,134,243)              997,823
                                                                       ----------------      ----------------

 Cash flows from investing activities:
   Purchase of equipment                                                       (49,113)             (475,364)
   Proceeds from sale of fixed assets                                            6,075                     -
                                                                       ----------------      ----------------
      Net cash used by investing activities                                    (43,038)             (475,364)
                                                                       ----------------      ----------------

 Cash flows from financing activities:
   Payment of capital lease obligation and notes payable                        (5,980)              (20,425)
   Net proceeds from issuance of Common Stock                               12,109,340                     -
   Proceeds from issuance of convertible debentures                            500,000                     -
   Debt issuance costs                                                         (71,929)                    -
                                                                       ----------------      ----------------
      Net cash provided (used) by financing activities                      12,531,431               (20,425)
                                                                       ----------------      ----------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS:                                 10,354,150               502,034
 Cash and cash equivalents at:
   Beginning of period                                                       1,009,878             3,670,616
                                                                       ----------------      ----------------
   End of period                                                       $    11,364,028       $     4,172,650
                                                                       ================      ================


 RECONCILIATION OF NET (LOSS) INCOME TO NET CASH (USED) PROVIDED
   BY OPERATING ACTIVITIES:
 Net (loss) income                                                     $   (2,201,091)       $       356,635
 Adjustments to reconcile net (loss) income to net cash (used)
   provided by operating activities:
   Depreciation and amortization                                                44,862                97,074
   Common Stock issued for services and expenses                                     -                85,945
   Stock option compensation                                                   111,686                     -
   Debt conversion expense                                                     183,688                     -
   Changes in current assets and liabilities, net                             (273,388)              458,169
                                                                       ----------------      ----------------
        Net cash (used) provided by operating activities               $    (2,134,243)      $       997,823
                                                                       ================      ================


See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by Cypress Bioscience, Inc. (formerly know as IMRE Corporation) (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1995 Annual Report on Form 10K/A filed with the SEC.

         The Company is engaged in the business of researching, developing, manufacturing and marketing medical devices for the treatment and diagnosis of select immune-mediated diseases, transplantations and cancers.

         The U. S. Food and Drug Administration ("FDA") approved the Company's PROSORBA(R) column for commercial sale in December 1987, for the treatment of patients with idiopathic thrombocytopenic purpura (ITP), an immune-mediated bleeding disorder. The PROSORBA(R) column is approved for the removal of immunoglobulin G (IgG) and circulating immune complexes containing IgG from plasma of patients with ITP with platelet counts below 100,000/mm3. The Company is currently planning to conduct a controlled clinical trial using the PROSORBA(R) column for therapy in rheumatoid arthritis as a follow-on to a pilot clinical trial completed in September 1995.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

3.       INVENTORIES

         Inventories are comprised of the following:

                                                                  MARCH 31,              DECEMBER 31,
                                                                    1996                    1995
                                                               -------------           ---------------
         Raw materials and components                          $    488,774            $     513,883
         Work in progress                                           773,714                  557,222
         Finished goods                                              56,881                   77,401
                                                               -------------           ---------------
                                                               $  1,279,369            $   1,148,506
                                                               =============           ===============

4.       PER SHARE INFORMATION

         The computation of net loss or income per share is based on the weighted average number of shares of Common Stock outstanding for each period. Common Stock equivalents related to options, warrants and convertible debentures have not been considered in the calculation of net loss or income per share inasmuch as their effect would have been antidilutive.

5.       COMMITMENTS AND CONTINGENCIES

         Employment Agreements. The Company entered into employment agreements (the "Agreements") as of December 28, 1995, with a new Chief Executive Officer and a new President, Chief Operating Officer. The Agreements are each for five year terms, ending on December 31, 2000, unless they are earlier terminated by the parties. The Agreements provide for specified compensation that includes base salary, signing bonuses, annual performance bonuses, stock options, and a lump sum payment in the event of a termination of employment, without cause, as defined in the Agreements. Signing bonuses of $100,000 were paid in December 1995 and charged to expense in 1995. In January 1996, an additional $100,000 in signing bonuses were paid and were included in general and administrative expenses in the accompanying 1996 Consolidated Statements of Operations. An additional $170,000 of bonuses are payable upon certain events which may occur in 1996.

         The Agreements provide for the granting of options to purchase 8% and 3%, respectively, of the fully diluted shares of Common Stock then outstanding (including the options to be issued under the Agreements), at an exercise price equal to the fair market value of the Company's Common Stock upon the date of grant. Options to purchase 3,025,327 and 1,134,497 shares of Common Stock at $1.50 per share were granted in January 1996 and approved by the stockholders of the Company on April 15, 1996. Options to purchase 25% of the total amount granted vested on the date of grant with the remainder to vest ratably and daily over a four year period. The vesting of such options will accelerate and the options will become fully exercisable upon a merger of the Company or in the event of a termination of employment without cause, as defined in the Agreements.

         Patent Contingency. In July 1993, the Company received a claim that its PROSORBA(R) column infringes a patent issued on an invention of David S. Terman, M.D., which had been assigned to DTER-ENT, Inc. The patent infringement claim was settled in April 1996 whereby the Company was granted a non-exclusive license to use the Terman invention. The settlement of the claim did not and will not have a material impact on the Company's financial position or results of operations.

6.       DISTRIBUTION AGREEMENT

         On February 15, 1994, the Company entered into a 10-year exclusive distribution agreement with Baxter Healthcare Corporation ("Baxter") granting distribution rights to its PROSORBA(R) column in the United States and Canada for the treatment of thrombocytopenia and the first right to negotiate for new PROSORBA(R) column indications. Baxter assumed its sales and distribution responsibilities on April 2, 1994. The agreement provided for an annual "take or pay" commitment, under certain circumstances, from Baxter to the Company for the first two sales years.

         On March 18, 1996, the Company and Baxter entered into a termination agreement terminating the exclusive distribution agreement. Under the termination agreement, effective May 1, 1996, the Company may, among other things, sell its PROSORBA(R) column directly to customers who had previously purchased PROSORBA(R) columns through Baxter as well as to any other potential customers who wish to purchase PROSORBA(R) columns.

7.       RESTRUCTURING EXPENSE

         In December 1995, the Company recorded a restructuring charge aggregating $645,000 relating to the Company's plan to consolidate its manufacturing facilities into one location in the state of Washington and to move all other operations to San Diego, California. This charge included approximately $350,000 related to write-downs of equipment and leasehold improvements for the manufacturing facility expected to be vacated in 1996, $200,000 related to abandonment of leases in Seattle and Princeton with the remainder related to a severance commitment with its former Executive Vice President who resigned on December 28, 1995. There were no changes in these estimates as of March 31, 1996.

         The Company believes that relocating its operations to San Diego, recognized as the fourth largest biotechnology center in the United States, will provide the Company with greater exposure within the industry and better position the Company to market its products. In addition, in the event the Company wishes to expand staffing, San Diego's highly skilled work force will provide significant resources from which the Company may draw upon to fill any future staffing needs. The restructuring is not yet completed and there can be no assurance that such a restructuring will be completed.

         The Company estimates it will incur approximately $300,000 in costs associated with moving the administration, research and medical departments to San Diego, with most costs being attributable to relocation costs of the few members of management moving to San Diego. Such costs will be recorded as general and administrative expenses as incurred in 1996. As of March 31, 1996, approximately $20,000 had been incurred and charged to general and administrative expense. In addition, the Company estimates it will incur approximately $1,000,000 of capital expenditures to consolidate its two Washington manufacturing facilities.

         In January 1996, the Company notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being terminated immediately as part of the restructuring. Such positions were from all departments of the Company. In March 1996, the Company's Chief Scientific Officer and Chairman of the Board resigned as part of the restructuring. Costs related to these terminations were approximately $440,000 and were recorded as a charge to operations as a restructuring expense in the quarter ending March 31, 1996.

8.       FINANCING

         In December 1995, the company completed an offering of $1,500,000 of Senior Convertible Debentures (the "Debentures") to certain accredited investors (the "Debenture Offering"). In January 1996, the Company completed a private placement of 8,540,702 shares of the Company's Common Stock (the "Private Placement") with certain accredited investors at a per share sales price of $1.50. Upon the closing of the Private Placement, the Debentures were automatically converted into 1,000,000 shares of Common Stock of the Company and $140,000 of debt issuance costs were charged to additional paid-in capital.

         In March 1996, the Company completed an exchange offering whereby the Company offered to exchange one share of its Common Stock for each $2.25 of outstanding principal amount of the Company's 7% convertible Debentures (including interest accrued on the 7% Convertible Debentures up to, but not including, the date such securities were accepted for exchange) (the "Exchange Offering"). Of the $1,245,000 outstanding principal amount of the Company's 7% Convertible Debentures, $845,000 in outstanding principal amount was tendered for exchange, resulting in the issuance of 399,252 shares of Common Stock (which amount includes 23,700 shares issued with respect to accrued interest on the 7% Convertible Debentures). The Company recorded a non-cash expense of approximately $184,000 recorded as Debt conversion expense in the quarter ending March 31, 1996, representing the fair market value of the increased number of shares of Common Stock issued under the terms of the Exchange Offering compared to the original conversion terms of $2.875 per share.

         The Company also charged $84,000 to additional paid-in capital for the quarter ending March 31, 1996, for the unamortized deferred debt issuance costs related to the 7% Convertible Debentures.

         Allen & Company, the Company's largest stockholder, purchased $500,000 of the Debentures. Upon the closing of the Private Placement, the Debentures purchased by Allen & Company automatically converted into 333,333 shares of Common Stock of the Company.

         Allen & Company acted as a non-exclusive placement agent of the Company with respect to the Debenture Offering and the Private Placement, receiving a placement fee of 6% of the gross proceeds attributable to securities actually placed by Allen & Company. The Company paid Allen & Company a placement fee in the form of 20,000 shares of Common Stock of the Company in connection with the Debenture Offering and a cash fee of $225,000 in connection with the Private Placement. The company did not employ a placement agent to assist it in the Exchange Offering.

9.       STOCK COMPENSATION EXPENSE

         During the quarter ended March 31, 1996, the Company issued certain options to purchase approximately 4.7 million shares of the Company's Common Stock with exercise prices that were less than closing trading price on the date of grant. Accordingly, the Company has recorded the difference as additional paid-in capital of $1.7 million in stockholders' equity and will recognize this amount as compensation expense over the vesting period of the stock options. Approximately $112,000 was recorded as compensation expense for the quarter ended March 31, 1996.

10.      SUBSEQUENT EVENT

         In April 1996, the Company entered into a sub-lease agreement for its existing Seattle facility effective May 1, 1996. The Company has an existing lease obligation for its Seattle facility through October 13, 1999, with a current monthly rent expense, including operating expenses, of approximately $26,500. The sub-lease agreement provides for the Company to receive monthly rent, beginning May 1, 1996, in an amount equal to the Company's current lease commitment, including operating expenses, through October 13, 1999. The Company intends to remain an occupant in a small portion of its existing Seattle facility through December 31, 1996, and will be obligated to pay approximately $8,000 a month of the total monthly rent through December 31, 1996. The Company will continue to be liable for its existing lease obligation through October 13, 1999.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited, to those discussed in this section, as well as those discussed elsewhere in this document.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital as of March 31, 1996, was $10.9 million compared to a working capital deficit of $689,000 at December 31, 1995. The significant increase in working capital is principally attributable to the January 1996 private placement. In January 1996, the Company raised a total of $14 million of new equity investment, making it the largest financing in the Company's history. In a Private Placement of Common Stock, the Company raised nearly $12.5 million from a diverse group of investors, many of whom are new to the Company. In connection with the Private Placement, the Company also converted $1.5 million of Debentures into Common Stock.

         The Company expects to incur further operating losses until the Company can obtain marketing approval from the FDA for additional disease indications for the PROSORBA(R) column or until sales for the PROSORBA(R) column for its existing indication of idiopathic thrombocytopenic purpura increase significantly. A clinical trial is planned using the PROSORBA(R) column for rheumatoid arthritis therapy to obtain the necessary clinical data to apply to the FDA to obtain marketing approval. A successful pivotal clinical trial would be necessary to obtain marketing approval from the FDA. The Company completed a pilot clinical study in September 1995.

         In January 1996, the Company also began implementing a restructuring plan which includes consolidating its manufacturing facilities to one location in the state of Washington and moving all other operations of the Company to San Diego, California. The Company estimates it will incur approximately $1.0 million of capital expenditures to consolidate its two Washington manufacturing facilities. As part of the restructuring plan, the Company, in January 1996, notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being terminated immediately. In March 1996, the Company's Chief Scientific Officer and Chairman of the Board resigned as part of the restructuring. The annual salary savings from this reduction in the work force is expected to be in excess of $1.0 million. In April 1996, the Company entered into a sub-lease agreement for its existing Seattle facility effective May 1, 1996. The Company has an existing lease obligation for its Seattle facility through October 13, 1999, with a current monthly rent expense, including operating expenses, of approximately $26,500. The sub-lease agreement provides for the Company to receive monthly rent, beginning May 1, 1996, in an amount equal to the Company's current lease commitment, including operating expenses, through October 13, 1999. The
Company intends to remain an occupant in a small portion of its existing
Seattle facility through December 31, 1996, and will be obligated to pay approximately $8,000 a month of the total monthly rent through December 31, 1996. The Company will continue to be liable for its existing lease obligation through October 13, 1999.

         The Company believes that relocating its operations to San Diego, recognized as the fourth largest biotechnology center in the United States, will provide the Company with greater exposure within the industry and better position the Company to market its products. In addition, in the event the Company wishes to expand staffing, San Diego's highly skilled work force will provide significant resources from which the Company may draw upon to fill any future staffing needs. The restructuring is not yet completed and there can be no assurance that such a restructuring will be completed. The Company believes that the funds resulting from the Private Placement coupled with the Company's restructuring will provide the resources necessary to fund operations, including clinical trials, through the latter half of 1997.

         The Company requires additional financing in order to fund the completion of such clinical trials, initiate clinical trials using the PROSORBA(R) column in other diseases and apply the Company's technology to applications beyond the PROSORBA(R) column. The Company is seeking corporate partners to fund additional trials in other immune disorders.

RESULTS OF OPERATIONS


         Effective April 2, 1994, the Company entered into a 10-year exclusive distribution agreement with Baxter granting distribution rights for the treatment of thrombocytopenia and the first right to negotiate for new PROSORBA(R) column indications. The agreement provided for an annual "take or pay" commitment, under certain circumstances, from Baxter to the Company for the first two sales years. These minimums were subject to the Company having FDA product approval for immune thrombocytopenic purpura.


         On March 18, 1996, the Company and Baxter entered into a termination agreement terminating the exclusive distribution agreement. Under the termination agreement, effective May 1, 1996, the Company may, among other things, sell its PROSORBA(R) column directly to customers who had previously purchased PROSORBA(R) columns through Baxter as well as to any other potential customers who wish to purchase PROSORBA(R) columns.


         First quarter revenue for 1996 primarily related to international sales as there were no shipments to Baxter. For the same period in 1995, the Company received a $3.0 million take-or-pay payment with no shipments to Baxter. Effective May 1, 1996, the Company began to ship product directly to end users and therefore the Company expects to increase its product revenue beginning in the second quarter of 1996.


         Total operating expenses for the quarter ended March 31, 1996 decreased 15% to $2.4 million from $2.7 million for the same period in 1995. Production costs were $249,000 and $447,000 for the quarters ended March 31, 1996 and 1995, respectively. This 44% decrease was primarily a result of the restructuring and increased utilization of production facilities. The Company did not produce any product during the first quarter of 1995 and began to manufacture product in the first quarter of 1996 in anticipation of the need to ship product to customers as a result of the terminated Baxter agreement.

         Sales and marketing expenses decreased to $52,000 for the quarter ended March 31, 1996 from $590,000 for the same quarter of 1995, a 91% decrease. This significant decrease is a result of the Company's March 1995 renegotiation of its distribution agreement with Baxter. During the first quarter of 1995, the Company was still obligated to provide marketing and promotional support to Baxter. In March 1995, the Company was released from that obligation and, thus, incurred significantly less expense for the quarter ended March 31, 1996. As a result of the recent termination of the Baxter agreement, however, the Company anticipates an increase in sales and marketing expenses in future quarters.

         Research and development expenses decreased 56% to $427,000 compared to $975,000 for the quarters ended March 31, 1996 and 1995, respectively. The decrease is primarily a result of a temporary decline in clinical trial activity associated with the January 1996 restructuring and a reduction of costs associated with the restructuring.

        General and administrative expenses increased 38% to $960,000 for the quarter ended March 31, 1996, compared to $600,000 for the same period in 1995. The increase is principally a result of costs associated with the Company's new Chief Executive Officer and President, Chief Operating Officer, both of which were hired in December 1995 and the resignation of the Company's Chief Scientific Officer in March 1996. During the same period in 1995, the Company's former President resigned in early February resulting in only one month's salary expense and the Chief Scientific Officer's salary expense was recorded as a research and development expense. The new Chief Executive Officer has assumed the Chief Scientific Officer's duties. In addition, approximately $90,000 was recorded as compensation expense in 1996 for stock options granted at less than the closing trading price on the date of grant.

         Interest expense decreased to $25,000 from $76,000 for the quarters ended March 31, 1996 and 1995, respectively because of the September 1995 and March 1996 conversions of a portion of the 7% Convertible Debentures due March 31, 2001.

         In January 1996, the Company notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being terminated immediately as part of the restructuring. Such positions were from all departments of the Company. In March 1996, the Company's Chief Scientific Officer and Chairman of the Board resigned as part of the restructuring. Costs related to these terminations were approximately $440,000 and were recorded as a charge to operations as a restructuring expense in the quarter ending March 31, 1996, in the accompanying Consolidated Statement of Operations.

         The Company recorded a non-cash expense of approximately $184,000 recorded as Debt conversion expense in the quarter ending March 31, 1996. Such expense represents the fair market value of the increased number of shares issued by the Company under the terms of an exchange offering to holders of the Company's 7% Convertible Debentures to exchange one share of Common Stock for each $2.25 of outstanding principal (including any accrued and unpaid interest on such principal). $845,000 in outstanding principal was tendered for exchange, leaving an outstanding principal balance of $400,000 as of March 31, 1996.

        The decrease in revenues was only partially offset by a decrease in total operating expenses thereby resulting in a net loss of $2.2 million for the quarter ended March 31, 1996, compared to net income of $0.4 million for the same period in 1995.

PART II

Item 1 - Legal Proceedings


            In November 1995, a complaint was filed with the United States District Court, Northern District of California, claiming that the Company's PROSORBA(R) column allegedly infringes a patent issued to David S. Terman, M.D., which was assigned in July 1993 to DTER-ENT, Inc., a California corporation ("DTER-ENT"). The Company first received notice of a claim of infringement from DTER-ENT in July 1993. The Company has disclosed this claim in its public filings for the past two years. The patent infringement claim was settled in April 1996 whereby the Company was granted a non-exclusive license to use the Terman invention. The settlement of the claim did not and will not have a material impact on the Company's financial position or results of operations.


Item 4 - Submission of Matters to a Vote of Security Holders


    (a) The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on April 15, 1996.

    (b) Dr. Debby Jo Blank and Philip J. O'Reilly were each elected as directors to serve until the 1999 annual meeting, or until such directors' earlier death, resignation or removal. The Company's Board of Directors is comprised of those individuals elected this year and the following directors completing the following terms:
             Jay D. Kranzler, M.D., Ph.D., and Richard M. Crooks whose terms expire in 1997; Jack H. Vaughn whose term expires in 1998.

    (c) The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:

    1.       For the election of the nominees as directors:

                                                                                     Withheld Authority
                                                              For                        or Against
                                                   ----------------------      -------------------------------
                 Dr. Debby Jo Blank                       20,980,894                      295,775
                 Philip J. O'Reilly                       21,144,913                      130,256

    2. To consider and approve the Company's 1996 Equity Incentive Plan and to reserve 7,000,000 shares of the Company's Common Stock for issuance under such plan:


                   For                   Against                Abstained             Non-Votes
             ----------------       ------------------      -----------------     -----------------
                14,909,134               792,933                 244,155              5,330,446

    3. To approve an amendment to the Company's Certificate of Incorporation to change the name of the Company from "IMRE Corporation" to "Cypress Bioscience, Inc.":

                   For                   Against                Abstained             Non-Votes
             ----------------       ------------------      -----------------     -----------------
                20,964,782               107,090                 80,032                124,765

    4. To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 35,000,000 shares to 60,000,000 shares:

                   For                   Against                Abstained             Non-Votes
             ----------------       ------------------      -----------------     -----------------
                20,665,543               405,656                 80,705                124,765

    5. To approve a modification to an amendment to the Company's Certificate of Incorporation previously approved by the stockholders of the Company to change the par value of the Preferred Stock of the Company from no par to a nominal par value:

                   For                   Against                Abstained             Non-Votes
             ----------------       ------------------      -----------------     -----------------
                15,545,741               170,763                 104,964              5,455,201

    6. To ratify the selection of Ernst & Young LLP as the Company's independent auditors for its fiscal year ending December 31, 1996:

                   For                   Against                Abstained             Non-Votes
             ----------------       ------------------      -----------------     -----------------
                21,076,689                35,075                 40,140                124,765

Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits


         3.1    Amended and Restated Certificate of Incorporation


         99.1 Sub-Lease Agreement dated April 15, 1996 between the Company and Bristol-Myers Squibb Company

         99.2   1996 Equity Incentive Plan


         99.3   1996 Equity Incentive Plan Form of Incentive Stock
                  Option Agreement


         99.4   1996 Equity Incentive Plan Form of Non-Statutory
                  Stock Option Agreement

    (b)  Reports on Form 8-K

         On March 6, 1996, the Company filed a Current Report on Form 8-K which disclosed certain information under Item 5.

         On April 1, 1996, the Company filed a Current Report on Form 8-K which disclosed certain information under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Cypress Bioscience, Inc.


        May 14, 1996                            /s/ Jay D. Kranzler
 ------------------------------                 -------------------------------
            Date                                Jay D. Kranzler, M.D., Ph.D.
                                                Chief Executive Officer
                                                and Vice Chairman of the Board
                                                (Principal Executive Officer)



        May 14, 1996                            /s/ Susan E. Feiner
 ------------------------------                 -------------------------------
            Date                                Susan E. Feiner
                                                Director of Finance,
                                                Controller
                                                (Principal Accounting and
                                                Financial Officer)

                                Exhibit Index
                                -------------



       Number         Description
       ------         -----------

       3.1         Amended and Restated Certificate of Incorporation

       27          Financial Data Schedule

       99.1        Sub-Lease Agreement dated April 15, 1996 between the
                       Company and Bristol-Myers Squibb Company

       99.2        1996 Equity Incentive Plan

       99.3        1996 Equity Incentive Plan Form of Incentive Stock
                       Option Agreement

       99.4        1996 Equity Incentive Plan Form of Non-Statutory
                       Stock Option Agreement