Form 10-Q
period 1996-06-30
CYPRESS BIOSCIENCE INC
filed 1996-08-14
CIK 716054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

/X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996, or

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

                   4350 EXECUTIVE DRIVE, SUITE 325, SAN DIEGO,
                CALIFORNIA 92121 (Address of principal executive
                               offices) (zip code)

                                 (619) 452-2323
               (Registrant's telephone number including area code)


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

         AT JULY 31, 1996, 28,755,341 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                This filing, without exhibits, contains 15 pages.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                      Page
                                                                                    ----
         Consolidated Balance Sheets as of
                  June 30, 1996 and December 31, 1995 ...........................     3

         Consolidated Statements of Operations for the quarter and six months
                  ended June 30, 1996 and 1995...................................     4

         Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1996 and 1995........................     5

         Notes to Consolidated Financial Statements .............................     6

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................    11

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings .............................................    15

         Item 6 - Exhibits and Reports on Form 8-K ..............................    15

         Signatures .............................................................    16

                            CYPRESS BIOSCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   1996             1995
                                                                               ------------     ------------
                                                                                (UNAUDITED)        (NOTE)
ASSETS

Current assets:
   Cash and cash equivalents                                                   $  8,699,141     $  1,009,878
   Accounts receivable:
     Trade                                                                          443,972           23,850
     Other                                                                           55,195          533,989
   Inventories                                                                    1,521,284        1,148,506
   Prepaid expenses                                                                 736,619          143,755
                                                                               ------------     ------------
     Total current assets                                                        11,456,211        2,859,978
                                                                               ------------     ------------

   Property and equipment, net                                                    1,632,745        1,425,020
   Convertible debenture issuance costs, net                                         37,370          278,711
                                                                               ============     ============
     Total assets                                                              $ 13,126,326     $  4,563,709
                                                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Current liabilities:
     Accounts payable                                                          $    862,613     $    892,501
     Accrued compensation                                                           300,095          456,939
     Accrued liabilities                                                            431,685          672,488
     Senior convertible debentures                                                     --          1,500,000
     Current portion of notes payable                                                26,821           26,821
                                                                               ------------     ------------
       Total current liabilities                                                  1,621,214        3,548,749
                                                                               ------------     ------------

   Convertible debentures                                                           400,000        1,345,000
   Notes payable, net of current portion                                             13,852           25,972
   Accrued compensation                                                             168,750          168,750

   Commitments and contingencies (Note 5)
   Stockholders' equity:
     Common Stock, $.02 par value; authorized 35,000,000 shares; issued and outstanding, 28,755,341 and 18,693,595 shares at
       June 30, 1996 and December 31, 1995                                          575,107          373,872
     Additional paid-in capital                                                  59,206,371       43,143,000
     Deferred compensation                                                       (1,482,575)            --
     Accumulated deficit                                                        (47,376,393)     (44,041,634)
                                                                               ------------     ------------
       Total stockholders' equity (deficit)                                      10,922,510         (524,762)
                                                                               ============     ============
       Total liabilities and stockholders' equity (deficit)                    $ 13,126,326     $  4,563,709
                                                                               ============     ============

Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           QUARTER ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                           1996             1995             1996             1995
                                       ------------     ------------     ------------     ------------
Revenue                                $    588,057     $  1,044,018     $    605,733     $  4,060,481
Interest income                             128,061           35,338          248,355           62,419
                                       ------------     ------------     ------------     ------------
                                            716,118        1,079,356          854,088        4,122,900
                                       ------------     ------------     ------------     ------------

Costs and expenses:
   Production costs                         211,233          611,676          460,136        1,058,279
   Sales and marketing                      108,957           79,507          161,000          668,583
   Research and development                 663,811          746,453        1,091,044        1,721,558
   General and administrative               845,619          496,247        1,805,770        1,095,974
   Purchased in process research
     and development                           --            625,000             --            625,000
   Interest expense                           8,231           79,537           33,598          155,934
   Restructuring expense (Note 7)            11,935             --            453,611             --
   Debt conversion expense (Note 8)            --               --            183,688             --
                                       ------------     ------------     ------------     ------------
                                          1,849,786        2,638,420        4,188,847        5,325,328
                                       ------------     ------------     ------------     ------------

Net loss (Note 4)                      $ (1,133,668)    $ (1,559,064)    $ (3,334,759)    $ (1,202,428)
                                       ============     ============     ============     ============


Net loss per share                     $      (0.04)    $      (0.09)    $      (0.12)    $      (0.07)
                                       ============     ============     ============     ============

Shares used in computing net loss
   per share                             28,728,276       17,148,679       27,171,713       17,084,964
                                       ============     ============     ============     ============

See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                     1996             1995
                                                                 ------------     ------------
OPERATING ACTIVITIES
Net loss                                                         $ (3,334,759)    $ (1,202,428)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
   Depreciation and amortization                                       88,512          208,308
   Stock option compensation expense                                  217,880             --
   Debt conversion expense                                            183,688             --
   (Gain) loss of disposal of fixed assets                            (11,110)          17,705
   Common Stock issued to 401(k) plan                                  57,935           85,839
   Common Stock issued for services and expenses                       28,963           87,545
   Purchased in process research and development                         --            625,000
   Accounts Receivable allowance                                       29,145             --
   Changes in current assets and liabilities, net                  (1,887,095)      (1,026,894)
                                                                 ------------     ------------
     Net cash used by operating activities                         (4,626,841)      (1,204,925)
                                                                 ------------     ------------

INVESTING ACTIVITIES
   Purchase of equipment                                             (219,922)        (703,777)
   Proceeds from sale of fixed assets                                  10,735             --
                                                                 ------------     ------------
     Net cash used by investing activities                           (209,187)        (703,777)
                                                                 ------------     ------------

FINANCING ACTIVITIES
   Payment of capital lease obligation and notes payable              (12,120)         (21,534)
   Net proceeds from issuance of Common Stock                      12,109,340             --
   Proceeds from issuance of convertible debentures                   500,000             --
   Debt issuance costs                                                (71,929)            --
                                                                 ------------     ------------
     Net cash provided (used) by financing activities              12,525,291          (21,534)
                                                                 ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    7,689,263       (1,930,236)
   Cash and cash equivalents at beginning of period                 1,009,878        3,670,616
                                                                 ------------     ------------
   Cash and cash equivalents at end of period                    $  8,699,141     $  1,740,380
                                                                 ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                 $      5,591     $    312,884
                                                                 ============     ============

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

         The Company is engaged in the business of developing, manufacturing and marketing medical devices and products applicable to the treatment and diagnosis of certain types of immune-mediated diseases, transplantations and cancers.

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

         The Company continues to devote most of its efforts to obtaining FDA marketing approval for additional autoimmune diseases, transplantations and certain cancers. The Company is currently conducting a controlled clinical trial using the PROSORBA(R) column for therapy in rheumatoid arthritis as a follow-on to a pilot clinical trial completed in September 1995.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

3.       INVENTORIES

         Inventories are comprised of the following:

                                                 June 30, 1996     December 31, 1995
                                                 -------------     -----------------
Raw materials and components                       $  363,131         $  513,883
Work in process                                     1,091,196            557,222
Finished goods                                         66,957             77,401
                                                   ----------         ----------
                                                   $1,521,284         $1,148,506
                                                   ==========         ==========

4.       PER SHARE INFORMATION

         The computation of net loss per share is based on the weighted average number of shares of Common Stock outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures have not been considered in the calculation of net loss per share inasmuch as their effect would have been antidilutive.

5.       COMMITMENTS AND CONTINGENCIES

         Employment Agreements

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

         On March 18, 1996, the Company and Baxter entered into a termination agreement terminating the exclusive distribution agreement. Under the termination agreement, effective May 1, 1996, the Company began to, among other things, sell its PROSORBA(R) column directly to customers who had previously purchased PROSORBA(R) columns through Baxter as well as to any other potential customers who wish to purchase PROSORBA(R) columns.

7.       RESTRUCTURING EXPENSE

         In December 1995, the Company recorded a restructuring charge aggregating $645,000 relating to the Company's plan to consolidate its manufacturing facilities into one location in the state of Washington and to move all other operations to San Diego, California. This charge included approximately $350,000 related to write-downs of equipment and leasehold improvements for the manufacturing facility expected to be vacated in 1996, $200,000 related to abandonment of leases in Seattle and Princeton with the remainder related to a severance commitment with its former Executive Vice President who resigned on December 28, 1995. There were no significant changes in these estimates as of June 30, 1996.

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

         The Company estimates it will incur approximately $300,000 in costs associated with moving the administration, research and medical departments to San Diego, with most costs being attributable to relocation costs of the few members of management moving to San Diego. Such costs will be recorded as general and administrative expenses as incurred in 1996. As of June 30, 1996, approximately $20,000 had been incurred and charged to general and administrative expense. In addition, the Company estimates it will incur approximately $1,000,000 of capital expenditures to consolidate its two Washington manufacturing facilities.

         In January 1996, the Company notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being terminated immediately as part of the restructuring. Such positions were from all departments of the

Company. The Company's Chief Scientific Officer and Chairman of the Board resigned in March 1996 as part of the restructuring. Costs related to these terminations were approximately $440,000 and were recorded as a charge to operations as a restructuring expense in the quarter ending March 31, 1996. Also as part of the restructuring, in May 1996 the Company's Chief Financial Officer resigned. Costs relating to such termination were not material to the consolidated financial statements.

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

         The Company also charged $84,000 to additional paid-in capital for the six months ended June 30, 1996, for the unamortized deferred debt issuance costs related to the 7% Convertible Debentures.

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

9.       STOCK COMPENSATION EXPENSE

         During the quarter ended March 31, 1996, the Company issued certain options to purchase approximately 4.7 million shares of the Company's Common Stock with exercise prices that were less than closing sales price on the date of grant (See Note 5). Accordingly, the Company has recorded the difference of $1.7 million in stockholders' equity and will recognize this amount as compensation expense over the vesting period of the stock options. Approximately $112,000 and $218,000 was recorded as compensation expense for the quarter and six months ended June 30, 1996, respectively.

10.      SUBSEQUENT EVENT

         In April 1996, the Company entered into a sub-lease agreement for its existing Seattle facility effective May 1, 1996. The Company has an existing lease obligation for its Seattle facility through October 13, 1999, with a current monthly rent expense, including operating expenses, of approximately $26,500. The sub-lease agreement provides for the Company to receive monthly rent, beginning May 1, 1996, in an amount equal to the Company's current lease commitment, including operating expenses, through October 13, 1999. The Company intends to remain an occupant in a small portion of its existing Seattle facility through December 31, 1996, and will be obligated to pay approximately $8,000 a month of rent through December 31, 1996.

         On July 31, 1996, the Company announced that it had extended the term of its outstanding warrants dated August 29, 1991, (the "Warrants") to December 31, 1996. In connection with the extension of the term of the Warrants, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3, which Registration Statement was declared effective by the Commission on July 31, 1996. As of August 14, 1996, there were outstanding Warrants to purchase 1,850,000 shares of Common Stock of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially form those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as other sections of this report, and those discussed in the Company's Form 10-K/A for the year ended December 31, 1995.


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

        Revenue for the quarter and six months ended June 30, 1996 was $588,000 and $606,000, respectively. This represents international sales for the entire six-month period and domestic sales for May and June 1996 (the period subsequent to the termination of the Baxter agreement). It is anticipated that the Company's domestic sales force will be fully staffed by the third quarter of 1996. The domestic sales recorded for the quarter and six months ended June 30, 1996, primarily reflect both customer initiated orders and customers referred by Baxter. For the comparable periods in 1995, revenues reflect international sales and shipments to Baxter totalling approximately $1.0 million, as well as the receipt of a $3.0 million take-or-pay payment from Baxter.

         Total operating expenses decreased to $1.8 million and $4.2 million for the quarter and six months ended June 30, 1996, respectively, from $2.6 million and $5.3 million for the same periods in 1995. This decline was primarily a result of the restructuring and the corresponding reduction in costs, as well as the 1995 non-recurring expense of $625,000 reflecting the Company's purchase of the minority interest of its former majority owned subsidiary.

         During the first half of 1996, production was impacted by both the termination of the Baxter agreement and the consolidation of facilities. There was very little product shipped during the first four months of the year as the Company did not resume direct shipments to domestic customers until May 1, 1996. In anticipation of a temporary cessation of manufacturing during the remodeling and subsequent FDA re-approval process of the Redmond, Washington, manufacturing facility, the Company increased production during the second quarter in order to build its inventories. Production costs of $211,000 and $460,000 for the quarter and six months ended June 30, 1996, respectively, therefore, reflect this unusual activity. During 1995, the Company was shipping primarily to Baxter and incurred production costs of $612,000 and $1.1 million for the quarter and six months ended June 30, 1995.

         Sales and marketing expenses were $109,000 and $161,000 for the quarter and six months ended June 30, 1996, respectively, compared to $80,000 and $669,000 for the same periods of 1995. This significant decrease for the six months is a result of the Company's March 1995 renegotiation of its distribution agreement with Baxter. During the first quarter of 1995, the Company was still obligated to provide marketing and promotional support to Baxter. In March 1995, the Company was released from that obligation and, thus, incurred significantly less expense through the May 1996 re-initiation of product sales directly to customers. As a result of that termination, however, the Company anticipates an increase in sales and marketing expenses in future quarters.

         For the quarter and six months ended June 30, 1996, research and development expenses were $660,000 and $1.1 million, respectively. For the same periods in 1995, such expenses were $750,000 and $1.7 million, respectively. The decrease is primarily a result of a temporary decline in clinical trial activity associated with the January 1996 restructuring and a reduction of costs associated with the restructuring. As a result of the recent commencement of the Company's controlled clinical trial using the PROSORBA(R) column for therapy in rheumatoid arthritis, the Company expects research and development expenses to increase significantly in the near future.

         General and administrative expenses were $846,000 and $1.8 million for the quarter and six months ended June 30, 1996, compared to $496,000 and $1.1 million for the same periods in 1995. The increase is principally a result of costs associated with the Company's new Chief Executive Officer and President, Chief Operating Officer, both of which were hired in December 1995, and the resignation of the Company's Chief Scientific Officer in March 1996. During the same period in 1995, the Company's former President resigned in early February resulting in only one month's salary expense and the Chief Scientific Officer's salary was included as research and development expense. The new Chief Executive Officer has assumed the Chief Scientific Officer's duties. In addition, approximately $218,000 was recorded as compensation expense during the six months ended June 30, 1996, for stock options granted at less than the closing sales price on the date of grant.

         Interest expense of $8,000 and $34,000 for the quarter and six months ended June 30, 1996, respectively, compares to interest expense of $80,000 and $156,000 for the same periods of 1995. The decline relates to the September 1995 and March 1996 conversions of the majority of the 7% Convertible Debentures due March 31, 2001.

         In January 1996, the Company notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being terminated immediately as part of the restructuring. Such positions were from all departments of the Company. In March 1996, the Company's Chief Scientific Officer and Chairman of the Board resigned as part of the restructuring. Costs related to these terminations were approximately $440,000 and were recorded as a restructuring expense in the six months ended June 30, 1996.

         The Company recorded a non-cash expense of approximately $184,000 for debt conversion expense in the six months ended June 30, 1996. Such expense represents the fair market value of the increased number of shares issued by the Company under the terms of an exchange offering to holders of the Company's 7% Convertible Debentures to exchange one share of Common Stock for each $2.25 of outstanding principal (including any accrued and unpaid interest on such principal). $845,000 in outstanding principal was tendered for exchange, leaving an outstanding principal balance of $400,000 as of June 30, 1996.

         The decrease in revenues was only partially offset by a decrease in total operating expenses thereby resulting in a net loss of $1.1 million for the quarter ended June 30, 1996, compared to a net loss of $1.6 million for the same period in 1995. For the six months ended June 30, 1996 and 1995, the Company recorded net losses of $3.3 million and $1.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital as of June 30, 1996, was $9.8 million compared to a working capital deficit of $689,000 at December 31, 1995. The significant increase in working capital is principally attributable to the January 1996 Private Placement. In January 1996, the Company raised a total of $14 million of new equity investment, making it the largest financing in the Company's history. In the Private Placement, the Company raised nearly $12.5 million from a diverse group of investors, many of whom are new to the Company. In connection with the Private Placement, the Company also converted $1.5 million of outstanding Senior Convertible Debentures into Common Stock.

         The Company expects to incur further operating losses until the Company can obtain marketing approval from the FDA for additional disease indications for the PROSORBA(R) column or until sales for the PROSORBA(R) column for its existing indication of idiopathic thrombocytopenic purpura increase significantly. A clinical trial is currently being conducted using the PROSORBA(R) column for rheumatoid arthritis therapy to obtain the necessary clinical data to apply to the FDA to obtain marketing approval. The Company completed a pilot clinical study for this indication September 1995.

         In January 1996, the Company also began implementing a restructuring plan which includes consolidating its manufacturing facilities to one location in the state of Washington and moving all other operations of the Company to San Diego, California. The Company estimates it will incur approximately $1.0 million of capital expenditures to consolidate its two Washington manufacturing facilities. As part of the restructuring plan, the Company, in January 1996, notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being terminated immediately. In March 1996, the Company's Chief Scientific Officer and Chairman of the Board resigned as part of the restructuring. The annual salary savings from this reduction in the work force is expected to be in excess of $1.0 million. In April 1996, the Company entered into a sub-lease agreement for its existing Seattle facility effective May 1, 1996. The sub-lease agreement provides for the Company to receive monthly rent, beginning May 1, 1996, in an amount equal to the Company's current lease commitment, including operating expenses, through October 13, 1999. The Company intends to remain an occupant in a small portion of its existing Seattle facility through December 31, 1996, and will be obligated to pay approximately $8,000 per month of rent through December 31, 1996.

         The Company believes that relocating its operations to San Diego, recognized as the fourth largest biotechnology center in the United States, will provide the Company with greater exposure within the industry and better position the Company to market its products. In addition, in the event the Company wishes to expand staffing, San Diego's highly skilled work force will provide significant resources from which the Company may draw upon to fill any future staffing needs. The restructuring is not yet completed and there can be no assurance that such a restructuring will be completed. The Company believes that the funds resulting from the Private Placement, coupled with the Company's restructuring, will provide the resources necessary to fund operations, including clinical trials, through the third quarter of 1997.

         The Company requires additional financing in order to fund the completion of such clinical trials, initiate clinical trials using the PROSORBA(R) column in other diseases and apply the Company's technology to applications beyond the PROSORBA(R) column. The Company is seeking corporate partners to fund additional trials in other immune disorders.

PART II

Item 1 - Legal Proceedings

         Reference is made to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         27 Financial Data Schedule

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Cypress Bioscience, Inc.


     August 14, 1996                /s/ Jay D. Kranzler
- -------------------------------     --------------------------------------------
           Date                     Jay D. Kranzler, M.D., Ph.D.
                                    Chief Executive Officer
                                    and Vice Chairman of the Board
                                    (Principal Executive Officer)



     August 14, 1996                /s/ Susan E. Feiner
- -------------------------------     --------------------------------------------
           Date                     Susan E. Feiner
                                    Director of Finance, Controller
                                    (Principal Accounting and Financial Officer)