Form 10-Q
period 1996-09-30
CYPRESS BIOSCIENCE INC
filed 1996-11-14
CIK 716054

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996, or

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

                             ---------------------

         Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X     No
                    -----     -----

         AT NOVEMBER 1, 1996, 34,551,410 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

               This filing, without exhibits, contains 18 pages.

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                      Page
                                                                                                    ----
ITEM 1
         Consolidated Balance Sheets as of
                 September 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . .       3

         Consolidated Statements of Operations for the quarter and nine months
                 ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .       4

         Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . .       5

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .       6

ITEM 2
         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . .      12

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

         Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .      17

         Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

                            CYPRESS BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                          1996                 1995
                                                                     -------------         ------------
                                                                      (UNAUDITED)             (NOTE)
ASSETS

Current assets:
  Cash and cash equivalents                                          $ 6,287,639           $ 1,009,878
  Accounts receivable:
    Trade                                                                378,252                23,850
    Other                                                                181,592               533,989
  Inventories                                                          1,283,968             1,148,506
  Prepaid expenses                                                       348,746               143,755
                                                                     -----------           -----------
    Total current assets                                               8,480,197             2,859,978
                                                                     -----------           -----------


  Property and equipment, net                                          2,141,107             1,425,020
  Convertible debenture issuance costs, net                               35,429               278,711
                                                                     -----------           -----------
    Total assets                                                     $10,656,733           $ 4,563,709
                                                                     ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current liabilities:
    Accounts payable                                                 $   135,237              $892,501
    Accrued compensation                                                 101,869               456,939
    Accrued liabilities                                                  569,818               672,488
    Senior convertible debentures                                              -             1,500,000
    Current portion of notes payable                                      30,128                26,821
                                                                     -----------           -----------
      Total current liabilities                                          837,052             3,548,749
                                                                     -----------           -----------


  Convertible debentures                                                 400,000             1,345,000
  Notes payable, net of current portion                                   14,349                25,972
  Accrued compensation                                                   168,750               168,750

  Commitments and contingencies (Note 5)

  Stockholders' equity:
    Common stock, $.02 par value; authorized 35,000,000 shares;
      issued and outstanding, 28,777,841 and 18,693,595 shares
      at September 30, 1996 and December 31, 1995, respectively          575,557               373,872
    Additional paid-in capital                                        59,238,705            43,143,000
    Deferred compensation                                             (1,419,298)                    -
    Accumulated deficit                                              (49,158,382)          (44,041,634)
      Total stockholders' equity (deficit)                             9,236,582              (524,762)
                                                                     -----------           -----------
      Total liabilities and stockholders' equity (deficit)           $10,656,733           $ 4,563,709
                                                                     ===========           ===========

Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.





See accompanying notes.

                           CYPRESS BIOSCIENCE, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                        QUARTER ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                            1996           1995              1996           1995
                                        ------------    -----------       -----------    -----------
Revenue                                 $   671,816     $    34,559       $ 1,277,549    $ 4,095,040
Interest income                              95,277          36,018           343,632         98,437
                                        -----------     -----------       -----------    -----------
                                            767,093          70,577         1,621,181      4,193,477
                                        -----------     -----------       -----------    -----------

Costs and expenses:
  Production costs                          377,056         401,581           837,192      1,459,860
  Sales and marketing                       268,417          77,274           429,417        745,858
  Research and development                1,049,615         719,749         2,140,659      2,441,307
  General and administrative                835,278         440,708         2,641,048      1,536,682
  Purchased in process research
    and development                              --              --                --        625,000
  Interest expense                           12,237          76,728            45,835        232,662
  Restructuring expense (Note 7)              6,479              --           460,090             --
  Debt conversion expense (Note 8)               --         810,386           183,688        810,386
                                        -----------     -----------       -----------    -----------
                                          2,549,082       2,526,426         6,737,929      7,851,755
                                        -----------     -----------       -----------    -----------
Net loss (Note 4)                       $(1,781,989)    $(2,455,849)      $(5,116,748)   $(3,658,278)
                                        ===========     ===========       ===========    ===========

Net loss per share                      $     (0.06)    $     (0.14)            (0.19)         (0.21)
                                        ===========     ===========       ===========    ===========

Shares used in computing net loss
  per share                              28,760,966      17,665,314        27,649,052     17,284,155
                                        ===========     ===========       ===========    ===========



See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1996             1995
                                                                          ----             ----
OPERATING ACTIVITIES
Net loss                                                             $(5,116,748)     $(3,658,278)
Adjustments to reconcile net loss to net cash used
   by operating activities:
  Depreciation and amortization                                          132,647          302,481
  Stock option compensation expense                                      337,651                -
  Debt conversion expense                                                183,688          810,386
  (Gain) loss of disposal of fixed assets                                (11,110)          16,242
  Common stock issued to 401(k) plan                                      57,935           85,839
  Common stock issued for services and expenses                           29,203           87,545
  Purchased in process research and development                               -           625,000
  Accounts receivable allowance                                           29,145               -
  Changes in operating assets and liabilities, net                    (2,067,897)         174,563
                                                                     -----------      -----------
    Net cash used by operating activities                             (6,425,486)      (1,556,222)
                                                                     -----------      -----------

INVESTING ACTIVITIES
  Purchase of equipment                                                 (842,243)        (711,437)
  Proceeds from sale of fixed assets                                      36,735            7,000
                                                                     -----------      -----------
    Net cash used by investing activities                               (805,508)        (704,437)
                                                                     -----------      -----------

FINANCING ACTIVITIES
  Payment of capital lease obligation and notes payable                  (18,706)         (30,127)
  Net proceeds from issuance of common stock                          12,099,380                -
  Proceeds from issuance of convertible debentures                       500,000                -
  Debt issuance costs                                                    (71,919)         ( 7,500)
                                                                     -----------      -----------
    Net cash provided (used) by financing activities                  12,508,755          (37,627)
                                                                     -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       5,277,761       (2,298,286)
  Cash and cash equivalents at beginning of period                     1,009,878        3,670,616
                                                                     -----------      -----------
  Cash and cash equivalents at end of period                         $ 6,287,639      $ 1,372,330
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                      $    10,682      $     7,116
                                                                     ===========      ===========




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

         The Company is engaged in the business of developing, manufacturing and marketing medical devices and therapeutics for the treatment of certain types of immune disorders. The U. S. Food and Drug Administration ("FDA") approved the Company's PROSORBA(R) column for commercial sale in December 1987, for the treatment of patients with idiopathic thrombocytopenic purpura ("ITP"), an immune-mediated bleeding disorder. The PROSORBA(R) column is approved for the removal of immunoglobulin G (IgG) and circulating immune complexes containing IgG from plasma of patients with ITP with platelet counts below 100,000/mm(cubed).

         The Company continues to devote most of its efforts to obtaining FDA marketing approval for additional autoimmune disease indications. The Company is currently conducting a multi-center controlled clinical trial using the PROSORBA(R) column for treatment of rheumatoid arthritis as a follow-on to a pilot clinical trial completed in September 1995.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

3.       INVENTORIES

         Inventories are comprised of the following:

                                                          September 30, 1996           December 31, 1995
                                                          ------------------           -----------------
         Raw materials and components                        $   335,856                  $   513,883
         Work in process                                         686,392                      557,222
         Finished goods                                          261,720                       77,401
                                                             -----------                  -----------
                                                             $ 1,283,968                  $ 1,148,506
                                                             ===========                  ===========

4.       PER SHARE INFORMATION

         The computation of net loss per share is based on the weighted average number of shares of Common Stock outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures have not been considered in the calculation of net loss per share inasmuch as their effect would have been antidilutive.

5.       COMMITMENTS AND CONTINGENCIES

         Employment Agreements

           The Company entered into employment agreements (the "Agreements") as of December 28, 1995, with a new Chief Executive Officer and a new President, Chief Operating Officer. The Agreements are each for five year terms, ending on December 31, 2000, unless they are earlier terminated by the parties. The Agreements provide for specified compensation that includes base salary, signing bonuses, annual performance bonuses, stock options, and a lump sum payment in the event of a termination of employment, without cause, as defined in the Agreements. Signing bonuses of $100,000 were paid in December 1995 and charged to expense in 1995. In January 1996, an additional $100,000 in signing bonuses were paid and were included in general and administrative expenses in the accompanying 1996 Consolidated Statements of Operations. In addition, milestone payments of $170,000 are payable if and when certain events occur in 1996.

         The Agreements provide for the granting of options to Drs. Kranzler and Blank to purchase 8% and 3%, respectively, of the fully diluted shares of Common Stock then outstanding (including the options to be issued under the Agreements), at an exercise price equal to the fair market value of the Company's Common Stock upon the date of grant. To satisfy the Company's obligations, options to purchase 3,025,327 and 1,134,497 shares of Common Stock at $1.50 per share were granted, respectively, in January 1996 and approved by the stockholders of the Company on April 15, 1996. Options to purchase 25% of the total amount granted to each of Drs. Kranzler and Blank vested on the date of grant with the remainder to vest ratably and daily over a four year period. The vesting of such options will accelerate and the options will become fully exercisable upon a merger of the Company or in the event of a termination of employment without cause, as defined in the Agreements.

6.       DISTRIBUTION AGREEMENT

         In February, 1994, the Company entered into a 10-year exclusive distribution agreement with Baxter Healthcare Corporation ("Baxter") granting distribution rights to its PROSORBA(R) column in the United States and Canada for the treatment of thrombocytopenia and the first right to negotiate for new PROSORBA(R) column indications. Baxter assumed its sales and distribution responsibilities on April 2, 1994. The agreement provided for an annual "take or pay" commitment, under certain circumstances, from Baxter to the Company for the first two sales years.

         In March, 1996, the Company and Baxter entered into a termination agreement terminating the exclusive distribution agreement. Under the termination agreement, effective May 1, 1996, the Company began to, among other things, sell its PROSORBA(R) column directly to customers who had previously purchased PROSORBA(R) columns through Baxter as well as to any other potential customers who wish to purchase PROSORBA(R) columns.

7.       RESTRUCTURING EXPENSE

         In December 1995, the Company recorded a restructuring charge aggregating $645,000 relating to the Company's plan to consolidate its manufacturing facilities into one location in the state of Washington and to move all other operations to San Diego, California. This charge included approximately $350,000 related to write-downs of equipment and leasehold improvements for the manufacturing facility expected to be vacated in 1996, $200,000 related to abandonment of leases in Seattle and Princeton with the remainder related to a severance commitment with its former Executive Vice President who resigned on December 28, 1995. There were no significant changes in these estimates as of September 30, 1996.

         The Company incurred approximately $150,000 in costs associated with moving the administration, research and medical departments to San Diego, with most costs being attributable to relocation costs of the few members of management moving to San Diego. Such costs were recorded as general and administrative expenses in 1996. In addition, the Company estimates it will incur approximately $1,000,000 of capital expenditures to consolidate its two Washington manufacturing facilities, of which approximately $700,000 has been incurred to date.

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

         Allen & Company Incorporated, the Company's largest stockholder, purchased $500,000 of the Debentures. Upon the closing of the Private Placement, the Debentures purchased by Allen & Company Incorporated, automatically converted into 333,333 shares of Common Stock of the Company.

         Allen & Company Incorporated, acted as a non-exclusive placement agent of the Company with respect to the Debenture Offering and the Private Placement, receiving a placement fee of 6% of the gross proceeds attributable to securities actually placed by Allen & Company Incorporated. The Company paid Allen & Company Incorporated, a placement fee in the form of 20,000 shares of Common Stock of the Company in connection with the Debenture Offering and a cash fee of $225,000 in connection with the Private Placement. The Company did not employ a placement agent to assist it in the Exchange Offering.

         On July 31, 1996, the Company announced that it had extended the term of its outstanding warrants dated August 29, 1991, (the "1991 Warrants") to December 31, 1996. In connection with the extension of the term of the 1991 Warrants, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3, which Registration Statement was declared effective by the Commission on July 31, 1996. As of November 14, 1996, there were outstanding 1991 Warrants to purchase 1,850,000 shares of Common Stock of the Company.

9.       STOCK COMPENSATION EXPENSE

         During the quarter ended March 31, 1996, the Company issued certain options to purchase approximately 4.7 million shares of the Company's Common Stock with exercise prices that were less than closing sales price on the date of grant (See Note 5). Accordingly, the Company has recorded the difference of $1.7 million in stockholders' equity and will recognize this amount as compensation expense over the vesting period of the stock options. Approximately $ 106,000 and $ 338,000 was recorded as compensation expense for the quarter and nine months ended September 30, 1996, respectively.

10.      SUBSEQUENT EVENTS

         In October, 1996, the Company completed a private placement of units with each unit consisting of two shares of common stock and one common stock purchase warrant priced at $4.00 per unit. Holders of each five-year warrant are entitled to purchase one share of the Company's common stock at an exercise price of $2.00 per share. A total of 1,734,000 units were sold for a total of $6,936,000. In conjunction with the offering, the Company engaged several non-exclusive placement agents. Each such placement agent received a placement fee of 8% of the aggregate value of the units placed by such placement agent for a total of $506,880.

         On November 1, 1996, the Company acquired PRP, Inc., a Delaware corporation ("PRP"). As a result of the merger, the Company assumed all of the assets and liabilities of PRP. The transaction will be accounted for as a purchase.

         In connection with the merger, the Company issued to certain debt-holders of PRP, in full satisfaction and settlement of such indebtedness, units (of the same form as those units issued in the October 1996 private placement), with a total value equal to $4,473,800 (based upon a price of $4.00 per unit).

         In addition, the holders of PRP equity securities (including holders of options and warrants of PRP) (the "Equity Holders") will be entitled to receive earn-out payments, if any, on a pro rata basis, on net sales of products developed using PRP's technology acquired by the Company in the merger. In addition, in conjunction with obtaining approval from the FDA for the use of Infusible Platelet Membranes ("IPM") for the treatment of thrombocytopenia, the Company shall make a payment of $5,000,000 (the "Milestone Payment") to the Equity Holders, with such payment being in the form of, at the Company's discretion, cash, Company Common Stock or a combination of the two.

         In consideration of certain investment banking advisory services provided by EGS Securities Corp. ("EGS") to PRP in connection with the merger, the Company issued to EGS units with a total value of approximately $120,000. In addition, the Company is obligated to pay EGS an amount in cash equal to two and one-half percent (2 1/2%) of the Milestone Payment and each earn-out payment made to PRP Equity Holders at the time any such payments are made.

         Pursuant to the terms of the merger agreement, subject to limited exceptions, the Company is obligated to spend $4,000,000 to commercialize and advance IPM as a principal product of the Company. The only circumstances under which the Company may decrease or cease commercialization of IPM prior to expending $4,000,000 would be if the Company encounters critical problems with the commercialization of IPM, including problems related to IPM's safety, efficacy or economic viability, such as would render IPM, on a stand-alone basis, unsafe, ineffective or incapable of generating a reasonable, positive cash flow. After the Company has expended $4,000,000 on the commercialization of IPM, the Company has agreed to use commercially reasonable efforts to optimize commercialization of IPM and other existing products of PRP.

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

RESULTS OF OPERATIONS

         In April, 1994, the Company entered into a 10-year exclusive distribution agreement with Baxter granting distribution rights for the treatment of thrombocytopenia and the first right to negotiate for new PROSORBA(R) column indications. The agreement provided for an annual "take or pay" commitment, under certain circumstances, from Baxter to the Company for the first two sales years.

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

         Revenue for the quarter and nine months ended September 30, 1996 was $672,000 and $1,278,000, respectively. Such amounts include international sales for the entire nine-month period and domestic sales for May through September, 1996 (the period subsequent to the termination of the Baxter agreement). The domestic sales recorded for the quarter and nine months ended September 30, 1996, primarily reflect both customer initiated orders and customers referred by Baxter. For the comparable periods in 1995, revenues reflect international sales and shipments to Baxter totalling approximately $1.0 million, as well as the receipt of a $3.0 million take-or-pay payment from Baxter.

         Total operating expenses of $2.5 million and $6.7 million for the quarter and nine months ended September 30, 1996, respectively, compare to $2.5 million and $7.9 million for the same periods in 1995. This decline is primarily a result of the restructuring and the corresponding reduction in costs, as well as the 1995 non-recurring expense of $625,000 reflecting the Company's purchase of the minority interest of its former majority owned subsidiary.

         During the first half of 1996, production was impacted by both the termination of the Baxter agreement and the consolidation of facilities. There was very little product shipped during the first four months of the year as the Company did not resume direct shipments to domestic customers until May 1, 1996. In anticipation of a temporary cessation of manufacturing during the remodeling and subsequent FDA re- approval process of the Redmond, Washington manufacturing facility, the Company increased production during the second and third quarters in order to build its inventories. Production costs of $377,000 and $837,000 for the quarter and nine months ended September 30, 1996, respectively, therefore, reflect this unusual activity. During 1995, the Company was shipping primarily to Baxter and incurred production costs of $402,000 and $1.5 million for the quarter and nine months ended September 30, 1995.

         Sales and marketing expenses were $268,000 and $429,000 for the quarter and nine months ended September 30, 1996, respectively, compared to $77,000 and $746,000 for the same periods of 1995. This significant decrease for the nine months ended September, 30, 1996, is a result of the Company's March 1995 renegotiation of its distribution agreement with Baxter. During the first quarter of 1995, the Company was still obligated to provide marketing and promotional support to Baxter. In March 1995, the Company was released from that obligation and, thus, incurred significantly less expense through the May 1996 re-initiation of product sales directly to customers. As a result of that termination, however, the Company anticipates an increase in sales and marketing expenses in future quarters.

         For the quarter and nine months ended September 30, 1996, research and development expenses were $1.1 million and $2.1 million, respectively. For the same periods in 1995, such expenses were $720,000 and $2.4 million, respectively. The significant increase in the third quarter of 1996 is a result of the recent commencement of the Company's controlled clinical trial using the PROSORBA(R) column for therapy in rheumatoid arthritis. The Company expects research and development expenses to increase in future periods.

         General and administrative expenses were $835,000 and $2.6 million for the quarter and nine months ended September 30, 1996, respectively, compared to $440,000 and $1.5 million for the same periods in 1995. The increase is principally a result of costs associated with the Company's new Chief Executive Officer and President, Chief Operating Officer, both of which were hired in December 1995, and the resignation of the Company's Chief Scientific Officer in March 1996. During the same period in 1995, the Company's former President resigned in early February resulting in only one month's salary expense and the Chief Scientific Officer's salary was included as research and development expense. The new Chief Executive Officer has assumed the Chief Scientific Officer's duties. In addition, approximately $338,000 was recorded as compensation expense during the nine months ended September 30, 1996, for stock options granted at less than the closing sales price on the date of grant.

         Interest expense of $12,200 and $45,800 for the quarter and nine months ended September 30, 1996, respectively, compares to interest expense of $77,000 and $233,000 for the same periods of 1995. The decline relates to the September, 1995 and March, 1996 conversions of the majority of the 7% Convertible Debentures due March 31, 2001.

         In January, 1996, the Company notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being terminated immediately as part of the restructuring. Such positions were from all departments of the Company. Costs related to these terminations were approximately $460,000 and were recorded as a restructuring expense in the nine months ended September 30, 1996.

         The Company recorded a non-cash expense of approximately $184,000 for debt conversion expense in the nine months ended September 30, 1996. Such expense represents the fair market value of the increased number of shares issued by the Company under the terms of an exchange offering to holders of the Company's 7% Convertible Debentures to exchange one share of Common Stock for each $2.25 of outstanding principal (including any accrued and unpaid interest on such principal). Outstanding principal of $845,000 was tendered for exchange, leaving an outstanding principal balance of $400,000 as of September 30, 1996.

         The decrease in revenues was only partially offset by a decrease in total operating expenses thereby resulting in a net loss of $1.8 million for the quarter ended September 30, 1996, compared to a net loss of $2.5 million for the same period in 1995. For the nine months ended September 30, 1996 and 1995, the Company recorded net losses of $5.1 million and $3.7 million, respectively.

         On November 1, 1996, the Company acquired PRP, Inc. ("PRP"), a biopharmaceutical company engaged in development of novel agents to treat blood and platelet disorders. PRP's operations will remain in Boston. As a result of the merger, the Company assumed all of the assets and liabilities of PRP. The transaction will be accounted for as a purchase.

         In connection with the merger, the Company issued to certain debt-holders of PRP, in full satisfaction and settlement of such indebtedness, units (with each unit consisting of two shares of Common Stock of the Company and one warrant to purchase one share of Common Stock of the Company), with a total value equal to $4,473,000 (based upon a price of $4.00 per unit).

         In addition, the holders of PRP equity securities (including holders of options and warrants of PRP) (the "Equity Holders") will be entitled to receive earn-out payments, if any, on a pro rata basis, on net sales of products developed using PRP's technology acquired by the Company in the merger. In addition, in conjunction with obtaining approval from the FDA of the use of Infusible Platelet Membranes ("IPM") for the treatment of thrombocytopenia, the Company shall make a payment of $5,000,000 (the "Milestone Payment") to the Equity Holders, with such payment being in the form of, at the Company's discretion, cash, Company Common Stock or a combination the two.

         In consideration of certain investment banking advisory services provided by EGS Securities Corp. ("EGS") to PRP in connection with the Merger, the Company issued to EGS Units with a total value of approximately $120,000. In addition, the Company is obligated to pay EGS an amount in cash equal to two and one-half percent (2 1/2%) of the Milestone Payment and each earn-out payment made to PRP Equity Holders, at the time any such payments are made.

         Pursuant to the terms of the merger agreement, subject to limited exceptions, the Company is obligated to spend $4,000,000 to commercialize and advance IPM as a principal product of the Company. The only circumstances under which the Company may decrease or cease commercialization of IPM prior to expending $4,000,000 would be if the Company encounters critical problems with the commercialization of IPM, including problems related to IPM's safety, efficacy or economic viability, such as would render IPM, on a stand-alone basis, unsafe, ineffective or incapable of generating a reasonable, positive cash flow. After the Company has expended $4,000,000 on the commercialization of IPM, the Company has agreed to use commercially reasonable efforts to optimize commercialization of IPM and other existing products of PRP.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital as of September 30, 1996, was $7.6 million compared to a working capital deficit of $689,000 at December 31, 1995. The significant increase in working capital is principally attributable to the January 1996 Private Placement. In January 1996, the Company raised a total of $14 million of new equity investment, making it the largest financing in the Company's history. In the Private Placement, the Company raised nearly $12.5 million from a diverse group of investors, many of whom are new to the Company. In connection with the Private Placement, the Company also converted $1.5 million of outstanding Senior Convertible Debentures into Common Stock.

         The Company expects to incur further operating losses until the Company can obtain marketing approval from the FDA for additional disease indications for the PROSORBA(R) column or until sales for the PROSORBA(R) column for its existing indication of idiopathic thrombocytopenic purpura increase significantly. A clinical trial is currently being conducted using the PROSORBA(R) column for rheumatoid arthritis therapy to obtain the necessary clinical data to apply to the FDA to obtain marketing approval. The Company anticipates that interim results of this trial will be available in mid-1997.

         In October, 1996, the Company completed a private placement of units with each unit consisting of two shares of common stock and one common stock purchase warrant (the "1996 Warrants") collectively priced at $4.00 per unit. Holders of each five-year warrant are entitled to purchase one share of the Company's common stock at an exercise price of $2.00 per share. A total of 1,734,000 units were sold for a total of $6,936,000. In conjunction with the offering, the Company engaged several non-exclusive placement agents. Each such placement agent received a placement fee of 8% of the aggregate value of the units placed by such placement agent for a total of $506,880.

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

         The Company believes that relocating its operations to San Diego, recognized as the fourth largest biotechnology center in the United States, will provide the Company with greater exposure within the industry and better position the Company to market its products. In addition, in the event the Company wishes to expand staffing, San Diego's highly skilled work force will provide significant resources from which the Company may draw upon to fill any future staffing needs. The relocation to San Diego was completed during the quarter ended September 30, 1996. The remainder of the restructuring, specifically the consolidation of the Washington manufacturing facilities, is not yet completed and there can be no assurance that such a restructuring will be completed. The Company believes that the funds resulting from the Private Placements in January and October, 1996, coupled with the Company's restructuring, will provide the resources necessary to fund operations, including clinical trials, through the latter half of 1997.

         The Company requires additional financing in order to fund the completion of such clinical trials, initiate clinical trials using the PROSORBA(R) column in other diseases and apply the Company's technology to applications beyond the PROSORBA(R) column. The Company is seeking corporate partners to fund additional trials in other immune disorders.

PART II

Item 1 - Legal Proceedings

         Reference is made to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

         In September, 1996, the Company reached a settlement of the investigation commenced by the Securities and Exchange Commission concerning the Company's quarterly report issued for the quarter ending September 30, 1993. While neither admitting nor denying the Commission's findings concerning that report, the Company agreed to the entry of an administrative Cease and Desist Order which, among other things, prohibits the Company from committing or causing any violation and any future violation of Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-5, 12b-20 and 13a-13 thereunder.

Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits

         2.1 Agreement and Plan of Merger and Reorganization dated October 10, 1996, by and among Registrant, Cypress Acquisition Sub, Inc. and PRP, Inc. (1)(2)

         4.1 Warrant Agreement dated September 18, 1996, between Registrant and American Stock Transfer & Trust Company. (1)

         4.2     Warrant Certificate. (1)

         4.2 Exchange of Bridge Debt and Warrant Termination Agreement between Registrant and certain holders of indebtedness of PRP, Inc. (1)

         4.3 Modified Fee Agreement dated by and among Registrant, PRP, Inc. and EGS Securities Corp. (1)

         27      Financial Data Schedule

    (B)  Reports on Form 8-K

         None


(1) Filed with the SEC as an exhibit to Registrant's Registration Statement on Form S-3 (No. 333-15483) filed on November 4, 1996, and incorporated herein by this reference.

(2) Schedules omitted pursuant to Rule 601(b)(2) of Regulation S-K of the SEC. Registrant undertakes to furnish such schedules an attachments thereto to the SEC upon request.

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Cypress Bioscience, Inc.


November 14, 1996                      /s/ Jay D. Kranzler
-----------------                      ------------------------------------
      Date                             Jay D. Kranzler, M.D., Ph.D.
                                       Chief Executive Officer
                                       and Vice Chairman of the Board
                                       (Principal Executive Officer)



November 14, 1996                      /s/ Susan E. Feiner
-----------------                      ------------------------------------
      Date                             Susan E. Feiner
                                       Director of Finance, Controller
                                       (Principal Accounting and
                                       Financial Officer)