Form 10-K405
period 1996-12-31
CYPRESS BIOSCIENCE INC
filed 1997-03-11
CIK 716054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                           Commission File No. 0-12943

                            CYPRESS BIOSCIENCE, INC.
             (Exact Name of registrant as specified in its charter)
                                 ---------------

                DELAWARE                           22-2389839
  (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification No.)

    4350 EXECUTIVE DRIVE, SUITE 325
        SAN DIEGO, CALIFORNIA                        92121
(Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (619) 452-2323


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK $.02 PAR VALUE
                         COMMON STOCK PURCHASE WARRANTS
                     UNITS CONSISTING OF THREE (3) SHARES OF
             COMMON STOCK AND ONE (1) COMMON STOCK PURCHASE WARRANT
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 31, 1997 was $45,496,043.*

The number of shares outstanding of the Registrant's Common Stock as of January 31, 1997 was 34,573,111.

DOCUMENTS INCORPORATED BY REFERENCE  None

----------
* Calculated based on 24,264,556 shares of common stock held by non-affiliates as of January 31, 1997 and a per share market price of $1.875. Excludes for the purposes of calculating aggregate market value of the voting stock held by nonaffiliates of the Registrant shares of common stock of the Registrant held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at January 31, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                            CYPRESS BIOSCIENCE, INC.

                                    FORM 10-K

                                      INDEX


                                     PART I

                                                                             Page
                                                                             ----
ITEM 1     Business . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
ITEM 2     Properties . . . . . . . . . . . . . . . . . . . . . . . . . .     17
ITEM 3     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .     18
ITEM 4     Submission Of Matters To A Vote Of Security Holders  . . . . .     18

                              PART II

ITEM 5     Market For The Company's Common Stock And Related
           Security Holder Matters . . . . . . . . . . . . . . . . . . . .    19
ITEM 6     Selected Consolidated Financial Data  . . . . . . . . . . . . .    20
ITEM 7     Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations . . . . . . . . . . . . . . . . . . .    21
ITEM 8     Financial Statements And Supplementary Data . . . . . . . . . .    25
ITEM 9     Changes In And Disagreements With Accountants On Accounting
           And Financial Disclosure  . . . . . . . . . . . . . . . . . . .    25


                             PART III

ITEM 10    Directors And Executive Officers Of The Company . . . . . . . .    26
ITEM 11    Executive Compensation  . . . . . . . . . . . . . . . . . . . .    28
ITEM 12    Security Ownership Of Certain Beneficial Owners And Management.    33
ITEM 13    Certain Relationships And Related Transactions  . . . . . . . .    35

                              PART IV

ITEM 14    Exhibits, Financial Statement Schedules And Reports On Form 8-K .  36

           Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

                                     PART I

ITEM 1.  BUSINESS

         Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties. The Company's actual results may differ materially from those discussed below and elsewhere in this report. Factors that could cause or contribute to such differences include, without limitation, those discussed in the description of the Company's business below as well as those discussed in the sections entitled "Risk Factors" beginning on page 12 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 21.

COMPANY OVERVIEW

         Cypress Bioscience, Inc. ("Cypress" or the "Company") researches, develops, manufactures and markets medical devices and therapeutics for the treatment of certain types of immune disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The Company's first product, the PROSORBA(R) column, a medical device, treats a patient's defective immune system so that it can more effectively respond to certain diseases. Through its acquisition of PRP, Inc. ("PRP"), a Boston-based biopharmaceutical company engaged in the commercialization of novel agents to treat blood platelet disorders, in November 1996, the Company acquired rights to IPM(TM) (Infusible Platelet Membranes), which is being developed as a potential substitute for traditional platelet transfusions.


THE PROSORBA(R) COLUMN

         The Company's PROSORBA(R) column is a therapeutic, extracorporeal immunoadsorption device which removes circulating immune complexes (CICs) and immunoglobulin G (IgG) from a patient's plasma in a procedure that takes place in an extracorporeal loop (i.e., outside the body) and returns all the other necessary plasma components back to the patient. During the PROSORBA(R) column therapy, blood is drawn from one arm of the patient, plasma and red blood cells are separated, the plasma is filtered through the PROSORBA(R) column to remove unwanted CICs and IgG, then combined with the red blood cells and returned to the patient's other arm. The PROSORBA(R) column therapy is noninvasive and administered on an outpatient basis. The Company received marketing approval from the U.S. Food and Drug Administration ("FDA") in December 1987 to distribute the PROSORBA(R) column for the treatment of idiopathic thrombocytopenic purpura ("ITP"), an immune-mediated bleeding disorder. Since 1987, the Company has had approximately $24 million in sales of the PROSORBA(R) column for use in ITP therapy.

         The PROSORBA(R) column treats a defective immune system by modulating the immune system to respond more effectively. The modulation can result in the clearance of antigens or control of an autoimmune disease. The Company believes that the PROSORBA(R) column treats a dysfunctional immune system response rather than treating the disease itself. The Company is providing financial support for an extramural program with leading academic laboratories to study the mechanisms of action of the PROSORBA(R) column.

         The PROSORBA(R) column is a plastic cylinder measuring three inches in diameter and three and one half inches in height. The cylinder contains a solid binding matrix composed of protein A bound to dry silica (sand) granules. Protein A, a molecule produced by the fermentation of a bacterium, specifically binds to both CICs and IgG, with preference for CICs. The FDA considers the PROSORBA(R) column to be a medical device. The Company has historically produced the PROSORBA(R) column at its own manufacturing facility which meets FDA good manufacturing practice ("GMP") regulations for the manufacture of the product in commercial quantities. The facility is currently subject to a GMP re-approval as a result of substantial renovations made in conjunction with a consolidation of facilities.

         The Company believes that key factors in the Company's commercial performance will be its ability to improve PROSORBA(R) column sales for its currently approved indication, obtain FDA marketing approval for additional disease indications for the PROSORBA(R) column, and obtain and develop complementary therapeutic and diagnostic technologies. The Company's current clinical efforts to expand the approved indications for the PROSORBA(R) column are focused primarily on rheumatoid arthritis. Rheumatoid Arthritis

Rheumatoid Arthritis

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

         In September 1995, the Company announced the results of its 15 patient pilot clinical trial that used the PROSORBA(R) column for therapy in rheumatoid arthritis. The results showed a statistically significant 76% reduction in painful joints and a 70% reduction in swollen joints in 11 patients three months after completing treatment with the PROSORBA(R) column. The Company believes that these findings confirm the potential utility of the PROSORBA(R) column in treating rheumatoid arthritis reported by an earlier independent study published in the JOURNAL OF RHEUMATOLOGY in May 1994.

         In June 1996, the Company commenced a Phase III pivotal trial designed to confirm the findings of the pilot study in a larger group of patients. Up to approximately 250 patients will be enrolled in the prospective, randomized, multi-center, double-blind, controlled trial. The patients are to be randomly entered into two treatment groups. Approximately half of the patients will be treated with the PROSORBA(R) column and the other half of the patients with a placebo treatment. Eight weeks after the conclusion of the twelve-week regimen, the post-treatment composite "score" will be compared against the pre-treatment score using the criteria recently recommended by the American College of Rheumatology.

         While this Phase III pivotal trial is not expected to be completed until 1998, an interim analysis is planned by mid-1997 after approximately 60 patients have completed the protocol. If a positive outcome is achieved in this pivotal trial, the Company would expect to submit an application to the FDA for approval of the PROSORBA(R) column for the treatment of rheumatoid arthritis. Such approval, if granted at all, would be granted no sooner than the year 1999.

In 1996, the Company began providing financial support to several leading research facilities to further their efforts in studying the mechanism of action of the PROSORBA(R) column in the treatment of rheumatoid arthritis.

Other Indications

         While there are multiple additional indications in which the PROSORBA(R) column has demonstrated some clinical effects, the Company has most recently dedicated most of its internal resources, apart from rheumatoid arthritis, toward the indications of pediatric ITP, paraneoplastic syndrome and kidney transplantation.

         In August 1995, the Company began a pilot clinical trial to evaluate the PROSORBA(R) column as a means to increase the number of patients eligible for kidney transplantation. The study was designed to determine if the PROSORBA(R) column treatment would reduce the level of sensitizing antibodies which cause acute organ rejection and which prevent a significant portion of the patient population from receiving donor kidneys. The Company suspended enrollment of patients in this study and is in the process of evaluating the merits of continuing the study in light of the other opportunities available to it.

         The Company intends to pursue applications for the use of the PROSORBA(R) column in the treatment of certain other autoimmune diseases. The Company's Investigational Device Exemptions ("IDEs") which allow the Company to perform human clinical trials include the following diseases: rheumatoid arthritis, myasthenia gravis, systemic lupus erythematosus, multiple sclerosis, thrombotic thrombocytopenic purpura, and kidney transplantation. Such trials would be initiated if sufficient financing were obtained and the business potential of each therapeutic opportunity were consistent with the Company's goals. The Company is presently unable to predict when, or if, FDA-approval for any such indications will be obtained.

IPM(TM)

         The Company's strategy is to produce therapeutic agents that enhance, inhibit, modify or replace the natural activity of platelets that have been depleted or damaged by disease or therapy. In November 1996, the Company acquired PRP. PRP's primary product, Infusible Platelet Membranes (IPM(TM)), which is still in the clinical research phase, is being developed as a potential substitute for traditional platelet transfusions. In connection with the acquisition, the Company recorded a one time expense of approximately $5.1 million to record acquired in-process research and development in the fourth quarter of 1996. Currently, the Company is focusing most of its efforts on the development of IPM(TM), a freeze-dried (lyophilized) powder prepared from either fresh or outdated human platelets. A proprietary production process removes interior platelet components, resulting in a product consisting primarily of platelet membrane fragments. IPM(TM) is heat-treated during processing to inactivate, below detection levels, any viruses (HIV, hepatitis, etc.) that may be present. Preclinical and clinical trials conducted to date have shown that IPM(TM) is not thrombogenic or immunogenic, and no dose limiting toxicity has been determined in humans or animals. The lead indication for IPM(TM) is as an alternative to platelet transfusions to restore control of bleeding due to platelet deficiency in refractory patients.

IPM(TM) for the Treatment of Thrombocytopenia

         If blood platelet levels become too low (severe thrombocytopenia), the hemostasis system begins to deteriorate. Left untreated, thrombocytopenia can lead to spontaneous bruising and bleeding and may progress to shock, circulatory collapse, and death. Thrombocytopenia is a common side effect of the chemo- and radiation therapies used to treat cancer and can also be caused by liver disease or by major blood loss from traumatic injuries. Platelet dysfunction that is similar in consequences to thrombocytopenia is caused by prolonged exposure to some medical devices, such as heart-lung bypass machines used in open-heart surgery.

         Thrombocytopenia is currently treated with transfusion of human platelets. Current sales of platelets to hospitals for this purpose are about $1.5 billion worldwide, including approximately $600 million in the U.S. Associated costs with platelet transfusions, including filters, HLA cross-matching and donor recruitment add another approximately $200 million in the U.S. Platelet usage in the U.S. grew at an average annual rate of about 5% over the period 1980 to 1992, and the Company expects this growth to continue for at least the next several years. IPM(TM) has the potential to replace a major fraction of platelet transfusions for thrombocytopenia.

         Platelet transfusion is generally an effective therapy, but it has a number of significant drawbacks. IPM(TM) characteristics allow it to overcome a majority of the disadvantages of platelet transfusion, as summarized in the table below:

 ----------------------------------------------------------------------------------------------------------------
 Human Platelets                     IPM(TM) Benefits                        IPM(TM) Economic Impact
 ----------------------------------------------------------------------------------------------------------------

 Can transmit viruses                Viral Inactivation                      Increased safety, reduced liability
                                                                             and testing costs

 Patients frequently become          Does not induce alloimmunization        Reduced hospitalization, no platelet
 alloimmunized*                                                              typing, improved outcomes

 Platelets do not control bleeding   IPM(TM) controls bleeding in many of    Reduced morbidity and mortality
 in some patients                    these patients

 Shelf life of 3 to 5 days           Shelf life of at least 3 years          Reduced loss from out-dating,
                                                                             emergency availability, improved
                                                                             logistics and reduced infrastructure

 Must be agitated constantly         Small vial in refrigerator              Reduced storage costs
 ----------------------------------------------------------------------------------------------------------------

*Alloimmunization is the process whereby the body develops antibodies to platelets that cause later transfusions to be ineffective

         In addition to safety and toxicity testing in animals and humans, the Company recently concluded a trial designed to study efficacy in patients with low platelet counts during active bleeding episodes. The Phase II trial, which began in early 1996, showed that IPM(TM) controlled or halted bleeding in 17 of 26 patients, a 65% response rate. Of the 26 patients, 12 had previously not responded to platelet transfusions, the traditional therapy for uncontrolled bleeding. In this subgroup of refractory non-responders, IPM(TM) was effective in controlling or halting bleeding in 7 out of 12 patients, or 58% of the time. The Company had originally planned to study 36 patients but due to the positive results, the trial was halted at 31 patients so that the Company could begin a pivotal trial in refractory patients.

         The Company anticipates that if continued clinical success is achieved, IPM(TM) may be marketed and sold in the U.S. and Europe in 1999 for control of bleeding in patients who do not respond to platelets, and one or two years later for prevention of bleeding more generally in thrombocytopenia.

Potential Follow-on Indications

         The Company believes that IPM(TM) may also be useful in treating arterial restenosis. Of the nearly 500,000 patients who currently undergo coronary angioplasty to open blocked arteries in the U.S. each year, about 25% will suffer reocclusion (restenosis) of the treated artery within a few months, and nearly half with a couple of years. A key factor in the development of restenosis is exposure of smooth muscle cells in the artery walls to platelet derived growth factory (PDGF). This happens when the patient's platelets adhere to injuries in the artery walls that are always produced as a side effect of the angioplasty procedure. After adhesion, the platelets activate, releasing their interior components, including PDGF and various coagulation-inducing factors. If platelets can be prevented from adhering to these injured areas, they will not activate and release PDGF, and, therefore, will not contribute to restenosis. Both animal and invitro work at the Company have shown that IPM(TM) binds to arterial lesions and reduces platelet adhesion. Work at the Company and elsewhere has shown that the IPM(TM) can carry anti-platelet agents to the lesions and, in principle, concentrate activity of those agents to further reduce platelet adhesion.

         Other areas of potential interest include the use of IPM(TM) during open heart surgery to prevent peri-operative bleeding and other complications, the use of IPM(TM) to prevent or control bleeding that can result from the use of anti-platelet agents, (in particular anti-GP IIb/IIIa agents), and the use of IPM(TM) in disseminated intravascular coagulation.

         IPM(TM) may also be studied in general surgical and emergency room indications such as trauma. Efficacy in preventing or improving bleeding in these indications could have great benefits in situations where the storage of human platelets presents logistical difficulties, such as in military use and in rural areas, and in situations in which there are potential imbalances between supply and demand (e.g., in liver transplants which require hundreds of units of platelets).

AP(4)A

         Platelets play a key role in hemostasis and maintenance of normal vascular impermeability. Although the process of hemostasis is critical, it sometimes creates unnecessary blood clots that can lead to a wide variety of ailments including heart attacks, strokes, phlebitis and pulmonary embolisms. The Company is testing chemical analogs of a compound know as AP(4)A (diadenosine tetraphosphate) that inhibit platelet aggregation, the first step in clot formation, and therefore have potential to prevent the formations of excessive clots an anti-thrombotic effect.

         Working together, the Company and Worcester Foundation for Experimental Biology have shown that AP(4)A inhibits platelet aggregation response and thrombus formation, and that several analogs of AP(4)A have shown even more potential anti-thrombotic effects than AP(4)A itself.

         Funded by an NIH Small Business Innovation Research (SBIR) Phase I grant, the Company discovered that one particular AP(4)A analog has promising characteristics. The Company intends to focus on this compound for further preclinical development under support of a $750,000 Phase II grant the NIH awarded to the Company in the fall of 1996.

OTHER TECHNOLOGY

         In November 1994, the Company's diagnostic division entered into a licensing agreement under which it has licensed the right to use proprietary nucleic acid probe technology (a genetic screening test) to predict which rheumatoid arthritis patients will develop severe disease and hence may benefit from early aggressive therapy. The test is currently a manually performed reference laboratory test. In January 1995, the Company obtained the rights to hybridization and chemical signal generation technology as well as to automated clinical instrumentation which combined could provide the Company with the opportunity to create an automated laboratory test using the nucleic acid probe technology.

         The Company's diagnostics division was originally created to employ proprietary immunoassay technology to develop specific assays that provide greater sensitivity and specificity than presently available in the market. The diagnostics program is currently under evaluation within the Company and an active effort to find appropriate partners for the program is underway.

MARKETING AND SALES

         Prior to 1994, the PROSORBA(R) column was sold by the Company's internal sales force to physicians in the fields of immunology, hematology and oncology. In April 1994, Baxter assumed sales and marketing responsibilities under a 10-year exclusive distribution agreement, granting distribution rights of the PROSORBA(R) column in the United States and Canada for the treatment of thrombocytopenia. Baxter, at its own expense, was to provide sales and marketing support for the sale of the product during the term of the agreement. The Company was to provide significant marketing and promotional support to Baxter for the first three years of the agreement.

         Effective May 1, 1996, the Company and Baxter terminated the exclusive distribution agreement, whereby the Company regained the right to sell its PROSORBA(R) column directly to customers who had previously purchased the PROSORBA(R) column through Baxter as well as to any other potential customers who wish to purchase the PROSORBA(R) column.


         In August 1996, the Company established an internal sales and marketing program. The program included hiring a domestic sales force of approximately six representatives as well as initiating marketing efforts including medical education, direct mail, trade show participation and journal advertising.

         In the latter part of the year, the Company launched a controlled clinical study evaluating the efficacy of the PROSORBA(R) column in ITP. This is the first prospective and controlled study of the device in its approved indication and has been designed to confirm observations from 10 years of historical use. Although the trial is not expected to be completed until 1998, the Company expects to release interim data after approximately one-third of the subjects have completed the protocol.

         Internationally, the Company has entered into exclusive agreements for distribution of the PROSORBA(R) column in Spain, Korea, Mexico, Brazil, Argentina, and Hong Kong. However, sales to international customers represent less than 10% of the Company's product sales.

         Generally, in the United States the cost of treatment for ITP using the PROSORBA(R) column has been reimbursed by third-party payors.

         No customer represented more than 10% of the Company's annual sales during the year ended December 31, 1996. For the years ended December 31, 1994 and 1995, sales to Baxter represented approximately 70% and 91%, respectively, of the Company's sales.

         Sale of the PROSORBA(R) column is not subject to seasonal fluctuation.

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

THE PROSORBA(R) COLUMN

         The Company presently owns nine issued U.S. patents and six international patents (excluding patents relating to the area of platelet therapeutics) which expire during 2004 to 2009. The process used in manufacturing the PROSORBA(R) column is covered by one of these patents. Certain U.S. and international applications are pending. The Company has an exclusive license for a U.S. patent for a genetic screening test to predict which rheumatoid arthritis patients will develop severe disease. In addition, the Company has an exclusive license for a U.S. patent for treating cellular Fc receptor-mediated hypersensitivity immune disorders.

         Negotiations regarding the licensing of certain patent rights relating to the use of the PROSORBA(R) column have been ongoing for several years with an individual who owns certain patents. Management does not believe the Company's technology infringes upon such individual's patents.

IPM(TM)

         The Company presently owns four issued U.S. patents and three pending U.S. patent applications relating to the area of platelet therapeutics. Certain international patent applications corresponding to the issued U.S. patents have been filed. To date, four foreign patents have been issued while others are still pending in countries or jurisdictions outside the U.S. These patents and those that might issue on the pending patent applications are scheduled to expire during 2010 to 2014.

GENERAL

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

GOVERNMENT REGULATION

         The Company's research and development activities and the future manufacturing and marketing of products by the Company are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, both biologics and medical devices are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. In addition to the FDA regulations, the Company is also subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development which may affect approval or delay of an application or require additional expenditures by the Company.

         The Company's regulatory strategy is to pursue clinical development and marketing approval of its products worldwide. The Company intends to seek input from the FDA at each stage of the clinical process to facilitate appropriate and timely clinical development, focusing on issues such as trial design and clinical endpoints. Where appropriate, the Company intends to pursue available opportunities, to the extent available, for accelerated approval of products. A corporate partner may be helpful to accelerate international development.

         The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application or product license application. Similar delays may also be encountered in foreign countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and the facilities in which the product is manufactured are subject to continual review and periodic inspections. Late discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

THE PROSORBA(R) COLUMN

         The PROSORBA(R) column is regulated by the FDA as a Class III medical device. The regulatory approval of a Class III medical device in the United States intended for therapeutic use in humans involves many steps including pre-clinical and clinical testing. Pre-clinical evaluation of a Class III device includes testing to demonstrate that in clinical studies with human subjects the product would not present an unreasonable hazard. Pre-clinical and clinical evaluation of the PROSORBA(R) column was conducted as part of the approval process for treatment of patients with ITP.

         For each additional disease that the Company wants to treat with the PROSORBA(R) column, clinical testing must be conducted. Before such clinical testing can begin, an investigational device exemption ("IDE") application must be prepared and filed with the FDA. This application consists of (i) information on the composition of the product, (ii) manufacturing data, (iii) results of all pre-clinical safety and effectiveness studies, and (iv) a design of the study and protocol.

         The clinical testing of a device may consist of a preliminary feasibility study leading to a larger study of safety and effectiveness, or it may consist of only the larger safety and effectiveness study. Upon completion of the study and compilation of the data, a pre-market approval ("PMA") application can be filed. The FDA is required to respond to the PMA submission within 180 days, although the FDA may not and often does not adhere to this schedule and further review may take additional time. After the FDA completes its review of the PMA application, the clinical study data may be reviewed by an advisory panel of medical experts who are not part of the FDA. The applicant is required to answer questions posed by this panel. Based upon its review of the data, the advisory panel may make a recommendation of approval or nonapproval to the FDA. The FDA usually follows the recommendation of the panel but is not required to. Assuming the advisory panel recommends approval of the PMA, the FDA may approve the application and the product may then be commercially distributed.

         The manufacture and distribution of medical devices are subject to continuing FDA regulation. In addition to the requirement that the device be marketed only for its approved uses, applicable law requires compliance with the FDA's good manufacturing practices ("GMP") regulations. Failure to comply with the GMP regulations or with other applicable legal requirements can lead to federal seizure of violating products, injunctive actions brought by the federal government, and potential criminal liability on the part of the Company and of the officers and employees of the Company who are responsible for the activities that lead to the violations.

         Although the Company has received marketing approval from the FDA for the treatment of ITP with the PROSORBA(R) column, there can be no assurance that any marketing clearances for other diseases or products will be granted on a timely basis, or at all, or that it will be economically feasible to commercialize the PROSORBA(R) column for these other diseases. The FDA may also require post-marketing testing and surveillance programs to monitor the effectiveness and safety of the Company's products. Product marketing approvals may be withdrawn for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing.

         The PROSORBA(R) column is commercially distributed under a PMA that was approved by the FDA in 1987. Changes to the product and its manufacturing process, and certain types of labeling changes must be approved by the FDA prior to implementation. The Company currently has one supplement to the PMA pending with the FDA for the consolidation of the Company's manufacturing facilities into one site. There can be no assurance that the current supplement or any future supplements will be approved by the FDA.

IPM(TM)

         IPM(TM) is regulated by the FDA as a biologic. The steps required before a biologic may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an application for an Investigational New Drug ("IND"), which must become effective before human clinical trials may commence in the United States, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the biologic, (iv) the submission of a

Product License Application ("PLA") to the FDA and (v) the FDA approval of the PLA prior to any commercial sale or shipment of the biologic. In addition to obtaining FDA approval for each product, each domestic biologic manufacturing establishment must be registered with, and approved by, the FDA.

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

         Clinical trials involve the administration of the biologic to healthy volunteers, or to patients identified as ones with the condition for which the biologic is being tested, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

         Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the biologic into healthy human subjects, the product is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse side effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to test further for safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

         The results of the preclinical tests and clinical trials are submitted to the FDA in the form of an NDA or PLA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA mandates that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

         Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer's quality control and manufacturing facilities are subject to biennial FDA inspections and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA.

         The Prescription Drug Act of 1992 requires companies engaged in pharmaceutical development, such as the Company, to pay user fees in the amount of at least $100,000 upon submission of a PLA. The Company does not believe that this requirement will have a material adverse effect on the Company's business.

         For marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

         In early 1992, the Company completed necessary pre-clinical studies and filed in August of that year an IND to begin clinical studies of IPM(TM). The FDA requested additional animal data which was provided in an amended IND filing. The FDA approved the IND in September of 1993, and clinical trials started in early 1994. In order to include an international site in the Phase II trial, a CTX was filed and approved by the UK Medicines Control Agency.

COMPETITION

THE PROSORBA(R) COLUMN

         The PROSORBA(R) column, as well as other products which may be developed by the Company in the future, are intended to compete with conventional methods of treatment which generally consist of surgery, drug, or radiation therapy and which have been accepted by the medical community as classical treatment methods. In addition, the Company intends to compete with methods of treatment focusing on the artificial stimulation and/or modification of the human immune system by material or synthetic drugs or genetically engineered compounds which are being pursued by numerous biotechnology and medical companies and research institutions. Many of the Company's potential competitors have significantly greater resources than the Company. The PROSORBA(R) column, represents a different approach to the treatment of immune-related diseases inasmuch as they focus on the removal of CIC's that are suppressive to the body's immune system. The Company is aware of a select number of other companies which are known to be pursuing approaches to disease treatment similar to the Company's methodology. In addition, it is always possible that established companies and research institutions with greater resources may develop other treatment methods for various diseases.

         The Company believes that its success will depend primarily on, among other things, the market acceptance of its therapeutic approach, its scientific expertise, the PROSORBA(R) column's performance measured against competing products, adequate funding, and on its ability to develop, protect, and market products in the future. The Company's competitive success will also depend on its continued ability to attract and retain skilled and experienced personnel, to develop and secure the rights to advanced proprietary technology and to commercially exploit its technology prior to the development of competitive products by others.

IPM(TM)

         When and if the Company receives FDA approval for IPM(TM), it will initially be launched for the control of bleeding in patients who are non-responsive to platelet transfusions. There are currently no competing therapies for such platelet-refractory patients. With respect to the remaining platelet market, IPM(TM)'s advantages over traditional platelet therapy support its usage. IPM(TM) also has several advantages over its closest competition, CMV-free leukodepleted single-donor platelets. Products in development to filter or virally deactivate platelets will only address one of the five advantages of IPM(TM). The most important clinical advantage of IPM(TM) is its nonimmunoginicity which no other competitive product in development currently addresses. There can be no assurance, however, that other parties will not develop competing therapies.

MANUFACTURING AND SUPPLY

         The Company believes that raw materials and other components are available in sufficient quantities to meet production requirements for the PROSORBA(R) column. The Company's principal manufacturing operations for its PROSORBA(R) column are based in Redmond, Washington.

         The Company currently manufactures IPM(TM) in its Boston, Massachusetts facility. The Company has single sources of supply for certain components but believes it could obtain alternate sources of supplies if its current suppliers were unable to provide the Company with adequate quantities of such components.

EMPLOYEES

         As of December 31, 1996, the Company employed approximately 36 full-time employees, including eight who have doctorate degrees and three who are registered nurses. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

RISK FACTORS

         Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Exchange Act that involve risks and uncertainties. The Company's actual results could differ materially from those discussed below and elsewhere in this Report. Factors that could cause or contribute to such differences include, those discussed in the following Risk Factors as well as in the sections entitled "Business" beginning on page 3 and "Management's Discussion and Anlysis of Financial Condition and Results of Operations" beginning on page 21.

Need for Additional Capital

         The Company is actively seeking opportunities to raise additional capital to be used primarily to fund existing operations related to the manufacture and sale of the PROSORBA(R) column, to develop new and complete existing research and development activities, and to fund clinical trials related to the proposed use of the PROSORBA(R) column for the treatment of rheumatoid arthritis. In addition, the Company will require substantial additional capital over a period of a number of years to further the development and marketing of IPM(TM). Except in very limited circumstances, the Company is obligated to expend no less than $4,000,000 on the development of IPM(TM), of which the Company has expended $515,000 as of January 31, 1997. To the extent the Company decides to continue the development of other products previously being developed by PRP, it will be required to raise additional capital. The amount of capital required by the Company is primarily dependent upon the following factors: results of clinical trials, results of current research and development efforts, the FDA regulatory process, potential competitive and technological advances and levels of product sales. Because the Company is unable to predict the outcome of the previously noted factors, some of which are beyond the Company's control, the Company is unable to estimate, with certainty, its mid- to long-term total capital needs. Although the Company may seek to raise additional capital through a combination of additional equity offerings, joint ventures, strategic alliances, borrowings and other available sources, there can be no assurance that the Company will be able to raise additional capital through such sources or that funds raised thereby will allow the Company to maintain its current and planned operations as provided herein. If the Company is unable to obtain additional financing, it may be required to delay, scale back or eliminate some or all of its research and development activities, to license to third parties technologies that the Company would otherwise seek to develop itself, to seek financing through the debt market at potentially higher costs to the Company and/or to seek additional methods of financing. The Company believes that current capital amounts are sufficient to fund operations until 1998.

History of Operating Losses

         The Company has operated at a loss since its formation in October 1981. As of December 31, 1996, the Company had an accumulated deficit of approximately $57,000,000. The ability of the Company to achieve profitability is dependent upon, among other things, successful completion of anticipated clinical trials and obtaining FDA marketing approval of the PROSORBA(R) column in additional disease indications in a timely manner. The Company would have to significantly scale back its plans, curtail clinical trials, and limit its present operations in order to become profitable or operate on a break-even basis if it does not receive marketing approval from the FDA for the PROSORBA(R) column for the treatment of diseases in addition to ITP or for IPM(TM) for the treatment of platelet disorders. There can be no assurance that the Company will successfully complete any present or future clinical trials, gain approval to begin any new clinical trials, meet applicable regulatory standards or successfully market its products to generate sufficient revenues to render the Company profitable. See "--Prior Exclusive Agreement with Baxter; Necessity of Establishing a Sales Force."

Management Changes; Dependence Upon Key Personnel

         The Company has recently undergone changes in senior management. In December 1995, Jay D. Kranzler, M.D., Ph.D. was appointed as Chief Executive Officer and Vice Chairman of the Board of Directors and Debby Jo Blank, M.D. was appointed as President, Chief Operating Officer and a member of the Board of Directors of the Company. In April 1996, Susan E. Feiner was appointed as the Company's Director of Finance, Controller, Secretary and Treasurer. In March 1996, Frank R. Jones resigned as Chief Scientific Officer and as Chairman of the Board and in May 1996, Alex P. de Soto resigned as the Company's Vice President, Chief Financial Officer, Secretary and Treasurer. Messrs. Jones' and de Soto's resignations were a result of the restructuring of the Company and the Company's relocation of its executive offices to San Diego, California.

         The Company's success is dependent upon certain key management and technical personnel, including the new members of senior management. The loss of the services of any of these key employees could have a material adverse effect on the Company. The Company does not currently maintain any key employee insurance coverage.

FDA Approval and Regulations

         The Company is currently conducting a controlled clinical trial of the PROSORBA(R) column for treatment of rheumatoid arthritis. Although the FDA has approved the commercial sale of the PROSORBA(R) column for the treatment of ITP, there can be no assurance that current or future clinical trials will produce data satisfactory to the FDA to establish the effectiveness of the PROSORBA(R) column for treatment of diseases other than ITP, such as rheumatoid arthritis, or that the FDA will approve the PROSORBA(R) column for treatment of such diseases in a timely manner, if at all.

         The Company plans to continue the Phase II clinical trials of IPM(TM) currently underway. Clinical trials are vigorously regulated by the FDA and must meet requirements for institutional review board oversight and informed consent as well as FDA review and oversight and good clinical practice regulations. There can be no assurance that the clinical trials being conducted for IPM(TM) will be completed successfully within any specified period of time, if at all, or that if successful the Company will be able to further develop IPM(TM). Furthermore, the Company or the FDA may delay or suspend clinical trials at any time if it is determined that the subjects participating in such trials are being exposed to unacceptable health risks. Any such delay or suspension could have a material adverse effect on the Company's business.

         The PROSORBA(R) column is commercially distributed under a premarket approval ("PMA") application that was approved by the FDA in 1987. Changes to the product and its manufacturing process, and certain types of labeling changes must be approved by the FDA prior to implementation. The Company currently has one supplement to the PMA pending with the FDA for the consolidation of its two manufacturing facilities into one site. There can be no assurance that the Company will receive approval of its pending PMA supplement or that any future PMA supplements will be approved by the FDA.

         Even if FDA approval is granted to market a product for the treatment of a particular disease, subsequent discovery of previously unknown problems may result in restrictions on the product's future use or withdrawal of the product from the market. In addition, any other products developed in the future will require clinical testing and FDA marketing approval before they can be commercially exploited in the United States. Such approval process is typically very lengthy and there is no assurance that FDA approvals will be obtained.

         The manufacture and distribution of medical devices are subject to continuing FDA regulation. In addition to the requirement that the device be marketed only for its approved use, applicable law requires compliance with the FDA's GMP regulations. Failure to comply with the FDA's GMP regulations or with other applicable legal requirements can lead to federal seizure of non-complying products, injunctive actions brought by the federal government, and potential criminal liability on the part of the Company and of the officers and employees of the Company who are responsible for the activities that lead to the violations.

         Through December 31, 1996, production of commercial quantities of the raw materials utilized in production of the PROSORBA(R) column has been performed at the Redmond facility. Final assembly of the PROSORBA(R) column has been performed at the Seattle facility. In conjunction with the Company's restructuring plan and corresponding reduction in facilities, the Seattle and Redmond, Washington facilities have been consolidated into a single manufacturing facility in Redmond. The Redmond facility has been renovated in order to enable both the production of raw materials, as well as the final assembly of the PROSORBA(R) column, to be performed in the Redmond facility. The renovated Redmond facility must comply with the FDA's GMP regulations and must complete the GMP re-approval process. Although the renovations are complete, the GMP re-approval process has not yet been completed. There can be no assurance that the renovated facility will receive GMP approval in time to sustain uninterrupted production of the PROSORBA(R) column, if at all.

         Furthermore, PRP occupies a facility that includes a GMP-approved pilot production plant where all phases of production of clinical-grade IPM(TM) occurs, except for filling and lyophilization. There can be no assurance that the Company will be able to maintain the facility's GMP-approved status or that, if approval is not maintained, it will be able to find an alternate GMP-approved production facility.

Acquisition of PRP, Inc.; Integration of Operations

         In November of 1996, the Company completed the acquisition of PRP. In connection with such acquisition, the Company recorded a non-recurring expense of approximately $5.1 million as acquired in-process research and development in the fourth quarter of 1996.

         The Company is currently in the process of integrating the operations of PRP with those of the Company. If the Company is to realize the anticipated benefits of the acquisition, the operations of PRP and the Company must be integrated and combined efficiently. The process of rationing management and administrative resources, facilities, management information systems and other aspects of operations, while managing a larger and geographically expanded entity, will present a significant challenge to the management of the combined company. There can be no assurance that the integration process will be successful or that the anticipated benefits of the business combination will be fully realized. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that there will not be substantial costs associated with the integration process, that such activities will not result in a decrease in revenues or that there will not be other material adverse effects of these integration efforts.

Competitive Environment; Technological Change; Effectiveness of Products

         The field of medical devices in general and the particular areas in which the Company will market its products are extremely competitive. In developing and marketing medical devices to treat immune-mediated diseases, the Company competes with other products, therapeutic techniques and treatments which are offered by national and international healthcare and pharmaceutical companies, many of which have greater marketing, human and financial resources than the Company.

         The immunological therapy market is characterized by rapid technological change and potential introductions of new products or therapies. To respond to these changes, the Company may be required to develop or purchase new products to protect its technology from obsolescence. There can be no assurance that the Company will be able to develop or obtain such products, or, if developed or obtained, that such products will be commercially viable. In addition, there can be no assurance that the Company's PROSORBA(R) column will prove effective in the treatment of diseases other than ITP or that IPM(TM), if approved for sale by the FDA, will be effective in treating thrombocytopenia or other blood platelet disorders.

Dependence on Third Party Arrangements

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

Prior Exclusive Agreement with Baxter; Necessity of Establishing a Sales Force

         In March 1996, the Company and Baxter terminated their exclusive distribution agreement, whereby, effective May 1, 1996, the Company regained the right, among other things, to sell its PROSORBA(R) column directly to customers who had previously purchased PROSORBA(R) columns through Baxter as well as to any other potential customers who wish to purchase PROSORBA(R) columns. As a result of the termination of the distribution agreement with Baxter, the Company has established a domestic sales force to sell the PROSORBA(R) column directly to customers who previously purchased PROSORBA(R) columns from Baxter and to other potential customers who wish to purchase PROSORBA(R) columns directly from the Company.

         In May 1996, the Company increased the sales price of the PROSORBA(R) column to be sold directly to customers by approximately 9%. This is the first such price increase implemented by the Company since January 1994. The Company believes that such price increase reflects a nominal price increase for a medical device for the period covered by such increase. However, there can be no assurance that the Company will be successful in selling the PROSORBA(R) column at the increased price, if at all.

Limited International Sales and Marketing

         The Company conducts limited marketing of the PROSORBA(R) column outside the United States through foreign distributors. Sales to foreign distributors have not been material to the Company's results from operations. There can be no assurance that foreign sales arrangements will become material to the Company's results of operations.

Uncertainty of Patent Protection and Claims to Technology

         The Company believes that its success depends primarily on the experience, capabilities, and skills of its personnel. Notwithstanding this fact, however, the Company seeks to protect its intellectual property rights by a variety of means, including patents, the maintenance of trade secrets and proprietary know-how, and technological innovation to develop and maintain its competitive position. There can be no assurance that the Company will be able to obtain additional patents either in the United States or in foreign jurisdictions or that, if issued, such patents will provide sufficient protection or be of commercial benefit to the Company. Insofar as the Company relies on trade secrets and unpatented proprietary know-how, there can be no assurance that others will not independently develop similar technology or that secrecy will not be breached. Finally, there can be no assurance that the Company will be able to develop further technological innovations.

         The Company presently owns nine issued U.S. patents and six international patents (excluding patents relating to the area of platelet therapeutics) which expire during 2004 to 2009. The process used in manufacturing the PROSORBA(R) column is covered by one of these patents. Certain U.S. and international applications are pending. The Company has an exclusive license for a U.S. patent for a genetic screening test to predict which rheumatoid arthritis patients will develop severe disease. In addition, the Company has an exclusive license for a U.S. patent for treating cellular Fc receptor-mediated hypersensitivity immune disorders.

         Negotiations regarding the licensing of certain patent rights relating to the use of the PROSORBA(R) column have been ongoing for several years with an individual who owns certain patents. Management does not believe the Company's technology infringes upon such individual's patents.

         The Company presently owns four issued U.S. patents and three pending U.S. patent applications relating to the area of platelet therapeutics. International patent applications corresponding to the issued U.S. patents have been filed. To date, four foreign patents have been issued while others are still pending in countries or jurisdictions outside the U.S. These patents and those that might issue on the pending patent applications are scheduled to expire during 2010 to 2014.

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

         In connection with the acquisition of PRP, the Company acquired certain exclusive rights with respect to the use, manufacture and sale of products and/or processes related to analogs of the compound diadenosine tetraphosphate ("AP(4)A"), which rights were granted to PRP in July 1992 pursuant to a license agreement between PRP and a collaborator of PRP (the "Licensor"). Under the terms of the license agreement, PRP was obligated to file an IND with respect to the commercial application of such rights within four years of acquiring such rights. Neither PRP nor the Company has filed such IND. Due to such failure, Licensor has the right to cancel upon 30 days written notice the exclusive license or to convert the exclusive license to a nonexclusive license. If Licensor elects to cancel such license, there can be no assurance that the Company will be able to acquire or license the similar rights on terms acceptable to the Company, if at all.

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

Concentration of Ownership

         As of January 31, 1997, Allen & Company Incorporated and Mr. Richard M. Crooks, a director of the Company, beneficially owned approximately 18.1% and 3.2% respectively, of the outstanding common stock of the Company. Mr. Crooks is also a director and consultant to Allen & Company Incorporated. Together, Mr. Crooks and Allen & Company Incorporated own a significant amount of the total outstanding common stock of the Company and may be able to exert substantial influence over the outcome of matters requiring stockholder approval.

Insurance Reimbursement

         Successful commercialization of a new medical product, such as the PROSORBA(R) column or IPM(TM) depends, in part, on reimbursement by public and private health insurers to health care providers for use of such products. The availability of such reimbursement is subject to a variety of factors, many of which could affect the Company as it commercializes use of the PROSORBA(R) column and continues development and commercialization of IPM(TM). Although the Company has been generally successful in assisting health care providers in arranging reimbursement for the use of the PROSORBA(R) column in the treatment of ITP, there can no assurance that public and private insurers will continue to reimburse for the use of the PROSORBA(R) column. In addition, there can be no assurance that health care providers will reimburse for the use of IPM(TM), when and if commercialized.

Uncertainty of Health Care Reform

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

Product Liability

         The use of the PROSORBA(R) column and, when and if approved for use by the FDA, IPM(TM), involve the possibility of adverse effects occurring to end-users that could expose the Company to product liability claims. The Company believes that its product liability insurance coverage is adequate in light of the Company's business. However, although the Company currently maintains product liability insurance coverage, there can be no assurance that such coverage or any increased amount of coverage will be adequate to protect the Company and there can be no assurance that the Company will have sufficient resources to pay any liability resulting from such a claim.

Possible Volatility of Stock Price; Absence of Dividends

         There has been significant volatility in the market prices of securities of biomedical companies in general, including the Company's securities. Factors such as announcements by the Company or by others of technological innovations, results of clinical trials, new commercial products, regulatory approvals or proprietary rights developments, coverage decisions by third-party payors for therapies and public concerns regarding the safety and other implications of biotechnology and biomedical products may have a significant impact on the Company's business and market price of the Company's securities. In addition, in connection with the acquisition of PRP, the Company is obligated to make a $5,000,000 milestone payment to the former holders of equity securities (including holders of warrants and options) of PRP upon the public announcement of an FDA approvable letter relating to the use of IPM(TM) for the treatment of thrombocytopenia. The Company has the option to make such milestone payment in the form of common stock of the Company. The issuance of common stock with a value of $5,000,000 could have a significant impact on the market price of the Company's securities.

         No dividends have been paid on the Company's common stock to date, and the Company does not anticipate paying dividends on its common stock in the foreseeable future.

Hazardous Material

         The Company's research and development programs involve the controlled use of biohazardous materials such as viruses, and may include the use of the HIV virus that causes AIDS. Although the Company believes that its safety procedures for handling such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company.

Limitation of Net Operating Loss Carryforwards

         The Company's sale of common stock in November 1990 and September 1991 when taken together with prior issuances, caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable. This limitation will allow the Company to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes. Based upon the limitations of Section 382 and before consideration of the effect of issuances of common stock after 1991, the Company may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any. To the extent not utilized by the Company, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire. All unused net operating losses will expire 15 years after any year in which they were generated. The years in which such expiration will take place range from 1998 to 2010.

ITEM 2.   PROPERTIES

         The Company currently occupies approximately 17,800 square feet of leased office and manufacturing facilities in San Diego, California, Redmond, Washington and Boston, Massachusetts. The 2,800 square foot San Diego facility houses the Company's executive offices, as well as its administration, research and medical personnel. The five year lease for this facility expires in 2001. The Boston facility is approximately 7,000 square feet, and its lease expires in 2001. It is used primarily for the manufacture of IPM(TM) and qualifies as a GMP pilot production plant.

         The Company leases 8,000 square feet for its manufacturing facility in Redmond under a lease expiring in 2004. The facility has historically been used to produce commercial quantities of both protein A and the chemically coated silica matrix used in the manufacture of the PROSORBA(R) column. Assembly of the PROSORBA(R) column has historically been performed in the Company's Seattle facility. The Redmond facility, however, has been recently renovated so that both raw material production and assembly of the PROSORBA(R) column can be performed in a single facility. Although the Redmond facility has historically complied with the FDA GMP regulations, the renovated facility must still complete the FDA GMP re-approval process. There can be no assurance that the renovated facility will receive GMP approval in a timely manner, if at all.

         The Company leases a 14,400 square foot facility in Seattle, Washington under a lease expiring in 2004. In conjunction with the Company's 1996 restructuring plan and corresponding reduction in facilities, this space was subleased to another party in April 1996 for the remainder of the lease term. The Company retained rights to use a small portion of the space through February 1997 until renovations at the Company's Redmond facility were completed, at which time the Company vacated the Seattle facility.

ITEM 3.   LEGAL PROCEEDINGS

         Negotiations regarding the licensing of certain patent rights relating to the use of the PROSORBA(R) column have been ongoing for several years with an individual who owns certain patents. Management does not believe the Company's technology infringes upon such individual's patents.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

         The Company's common stock is traded on the over-the-counter market on the NASDAQ Smallcap Market under the symbol "CYPB". Prior to May 21, 1996 the Company's common stock was traded on the NASDAQ Smallcap Market under the symbol "IMRE". Set forth below are the high and low closing bid prices for the Company's common stock for each quarter of 1996 and 1995 as reported by the NASDAQ Stock Market, Inc.

                    1996                                      High Bid     Low Bid
                    ----                                      --------     -------
         First Quarter      . . . . . . . . . . . . . . . .    2 5/8       1 7/8

         Second Quarter     . . . . . . . . . . . . . . . .    2 9/16      2 1/4

         Third Quarter      . . . . . . . . . . . . . . . .    2 1/4       1 3/4

         Fourth Quarter     . . . . . . . . . . . . . . . .    2 3/8       1 5/8


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
         First Quarter      . . . . . . . . . . . . . . . . .  2 1/8       1 1/4

         Second Quarter     . . . . . . . . . . . . . . . . .  2 1/8       1 7/16

         Third Quarter      . . . . . . . . . . . . . . . . .  4 1/2       1 7/8

         Fourth Quarter     . . . . . . . . . . . . . . . . .  3 5/8       1 3/4


         The above quotations are interdealer prices, without retail mark-up mark-down, or commission and may not necessarily represent actual transactions. At January 31, 1997, there were approximately 1,273 holders of record of the Company's common stock. The Company has never paid cash dividends on its common stock and does not anticipate any being paid in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents selected consolidated financial data of the Company. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and the consolidated financial statements and the related notes thereto included elsewhere herein.

                                                             YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------------------
                                        1996             1995               1994              1993               1992
                                    ------------      ------------      ------------      ------------      ------------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Results of Operations:
   Product sales                    $  1,967,976      $  1,104,224      $  4,918,126      $  5,410,530      $  4,076,021
   Revenue under distribution
     agreement                               -           3,000,000               -                 -                 -
                                    ------------      ------------      ------------      ------------      ------------
                                       1,967,976         4,104,224         4,918,126         5,410,530         4,076,021
Costs and expenses:
   Production costs                    1,482,563         2,041,422         2,571,168         1,582,986         1,166,025
   Sales and marketing                   794,356           819,907         3,550,037         4,758,427         3,952,481
   Research and development            4,002,968         3,219,324         2,107,694         2,059,129         1,506,742
   General and administrative          3,529,378         2,626,817         2,694,489         2,105,743         1,279,077
   Acquired in-process research
     and development (1)               5,146,943           625,000               -                 -                 -
   Restructuring expense                 493,712           644,656               -                 -                 -
   Debt conversion expense               183,688           810,386               -                 -                 -
                                    ------------      ------------      ------------      ------------      ------------
                                      15,633,608        10,787,512        10,923,388        10,506,285         7,904,325

Other income (expense):
   Interest income                       458,070           118,994            71,986           134,483           363,539
   Interest expense                      (56,726)         (261,958)         (218,036)           (7,659)          (16,721)
                                    ------------      ------------      ------------      ------------      ------------
                                         401,344          (142,964)         (146,050)          126,824           346,818
                                    ------------      ------------      ------------      ------------      ------------

Loss from operations                 (13,264,288)       (6,826,252)       (6,151,312)       (4,968,931)       (3,481,486)
Minority interest in loss                    -                 -                 -              47,711            38,260
                                    ------------      ------------      ------------      ------------      ------------
Net loss                            $(13,264,288)     $ (6,826,252)     $ (6,151,312)     $ (4,921,220)     $ (3,443,226)
                                    ============      ============      ============      ============      ============

Net loss per share                  $      (0.45)     $      (0.39)     $      (0.40)     $      (0.33)     $      (0.25)
                                    ============      ============      ============      ============      ============

Weighted average number of
   shares outstanding                 29,206,470        17,598,735        15,243,860        14,716,472        14,030,224
                                    ============      ============      ============      ============      ============

                                                                             DECEMBER 31,
                                            ----------------------------------------------------------------------------
                                                1996           1995             1994            1993            1992
                                            -----------     -----------      -----------     -----------     -----------
CONSOLIDATED BALANCE SHEET DATA:
 Cash, cash equivalents and short-
   term investments                         $10,935,668     $ 1,009,878      $ 3,670,616     $ 2,283,583     $ 1,286,679
Total assets                                $14,961,076     $ 4,563,709      $ 7,721,013     $ 7,761,598     $ 8,441,703
Long term debt (net of current portion)     $   412,020     $ 1,539,722      $ 4,247,759     $         -     $        -
Total stockholder's equity                  $12,134,565     $  (524,762)     $ 1,980,719     $ 4,839,725     $ 7,492,047
Working capital (deficit)                   $10,161,170     $  (688,771)     $ 4,360,749     $ 3,787,412     $ 6,902,330


(1) Reflects the acquisition of in-process research and development associated with the acquisition by the Company of PRP in 1996 and the merger of the Company in 1995 with one of its subsidiaries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Exchange Act that involve risks and uncertainties. The Company's actual results could differ materially from those discussed below and elsewhere in this Report. Factors that could cause or contribute to such differences include, without limitation, those discussed in the section below as well as those discussed in the sections entitled "Business" beginning on page 21 and "Risk Factors" beginning on page 12.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and short-term investments totaled $10.9 million, $1.0 million, and $3.7 million at December 31, 1996, 1995, and 1994, respectively. Net working capital was $10.2 million, a deficit of $689,000, and $4.4 million, respectively, at those same dates. The significant increase in cash from 1995 to 1996 was due primarily to approximately $18.3 million in net proceeds raised in the equity private placements completed in January 1996 and October 1996, respectively. In connection with the private placement completed in January 1996, the Company also converted $1.5 million of outstanding Senior Convertible Debentures into common stock of the Company. The $5.1 million decrease in working capital in 1995 is principally attributable to the $6.8 million net loss from operations for the year ended December 31, 1995 and $685,000 of capital expenditures which were partially offset by $2.7 million of expenses which did not impact working capital.

         The Company expects to incur operating losses until it can obtain marketing approval from the FDA for additional disease indications for the PROSORBA(R) column, or obtain FDA approval for IPM(TM), or until sales for the PROSORBA(R) column for its existing indication of idiopathic thrombocytopenic purpura ("ITP") increase significantly. A clinical trial is currently being conducted using the PROSORBA(R) column for rheumatoid arthritis therapy to obtain the necessary clinical data to apply to the FDA to obtain marketing approval. The Company anticipates that interim results of this trial will be available in mid-1997. There can be no assurance that the Company will be able to obtain FDA approval to market the PROSORBA(R) column for disease indications other than ITP. In addition, there can be no assurance that the interim data regarding the use of the PROSORBA(R) column for the therapy of rheumatoid arthritis will be favorable.

Financing and Investing Activities

         In December 1995 and January 1996, the Company completed an offering of $1,500,000 of Senior Convertible Debentures to certain accredited investors. In January 1996, the Company completed a private placement of approximately 8.5 million shares of its common stock resulting in net proceeds to the Company of approximately $12.0 million (the "January Private Placement"). Upon the closing of the January Private Placement, $1.5 million of outstanding Senior Convertible Debentures were converted into an additional 1,000,000 shares of common stock of the Company.

         In October 1996, the Company completed a private placement of Units (with each Unit consisting of two shares of common stock and one warrant) collectively priced at $4.00 per Unit (the "October Private Placement"). Holders of each five-year warrant (the "1996 Warrants") are entitled to purchase one share of the Company's common stock at an exercise price of $2.00 per share. A total of 1,734,000 units were sold resulting in net proceeds of approximately $6.3 million.

         During 1996, the Company implemented a restructuring plan which included consolidating its manufacturing facilities to one location in the state of Washington and moving all other operations of the Company to San Diego, California. The Company has incurred approximately $1.3 million of capital expenditures through December 31, 1996 to consolidate its two Washington manufacturing facilities. The Company believes that the funds resulting from the January and October Private Placements, coupled with the Company's reduction in expenses as a result of the restructuring, will provide the resources necessary to fund operations, including clinical trials, until 1998.

         In September 1995, the Company completed an exchange offering to holders of its 7% Convertible Debentures. The Company offered to exchange the 7% Convertible Debentures for common stock at a price of $2.25 per share. Of the original $4,245,000 outstanding principal amount of the 7% Convertible Debentures, $2,200,000 was converted pursuant to the exchange offering. In the fourth quarter of 1995 and the first quarter of 1996, an additional $700,000 and $100,000, respectively, of outstanding principal amount of the 7% Convertible Debentures was converted into common stock under their original $2.875 per share conversion price. In March

1996, the Company completed a second exchange offering made to holders of its outstanding 7% Convertible Debentures. The Company offered to exchange the 7% Convertible Debentures for common stock of the Company at a price of $2.25 per share. Of the $1,245,000 outstanding principal amount, $845,000 was converted into 399,252 shares of common stock of the Company (which amount includes 23,700 shares issued as interest on the 7% Convertible Debentures), pursuant to the exchange offering. At December 31, 1996, there was outstanding principal of $400,000 of the 7% Convertible Debentures.

         The Company will require additional financing in order to fund the completion of a pivotal clinical trial in rheumatoid arthritis, initiate pivotal clinical trials using the PROSORBA(R) column in other diseases and to apply the Company's technology to applications beyond the PROSORBA(R) column. The Company is seeking corporate partners to fund additional clinical trials.

         The principal changes in the components of working capital from 1994 to 1995 were a $2.7 million decrease in cash resulting from the excess of cash expenditures for 1995 over the $1.0 million of proceeds received from debt financing, a $390,000 decrease in trade accounts receivable resulting from the lower amount of sales during the end of 1995 compared to 1994, a decrease of $350,000 in inventory to reflect the lower sales demands of Baxter, and a combined increase of $540,000 in accounts payable, accrued compensation and accrued liabilities due primarily to increasing payment cycles to suppliers to preserve the Company's cash position as of December 31, 1995.

RESULTS OF OPERATIONS

Revenues

         Revenues associated with product shipments were $2.0 million, $1.1 million and $4.9 million in 1996, 1995, and 1994, respectively. The decrease of $3.8 million in revenue in 1995 from 1994 was due primarily to Baxter selling approximately 50% less product to customers than when the Company sold directly to health care providers. In addition, a lower sales price was charged to Baxter than the Company previously charged to its customers. A substantial amount of the PROSORBA(R) columns shipped by the Company to Baxter remained in Baxter's ending inventory as of December 31, 1995. Revenues associated with product shipments began to increase in 1996 in conjunction with the Company regaining distribution rights effective in May 1996 and initiating direct sales and marketing efforts thereafter.

         In April 1994, Baxter assumed sales and marketing responsibilities under a 10-year exclusive distribution agreement, granting distribution rights of the PROSORBA(R) column in the United States and Canada for the treatment of thrombocytopenia. Baxter, at its own expense, was to provide sales and marketing support for the sale of the product during the term of the agreement. The Company was to provide significant marketing and promotional support to Baxter for the first three years of the agreement.

         In March 1995, the two companies amended the agreement whereby Baxter:
(a) made a take-or-pay payment on March 31, 1995 for the first sales year of $3.0 million, (b) agreed to purchase $1.0 million of product during the second quarter of 1995, (c) released the Company from its obligation to provide marketing and promotional support for the second and third years of the agreement, (d) gave the Company the right to co-market with Baxter, (e) relinquished its first right to negotiate for new PROSORBA(R) column indications, and (f) agreed under certain circumstances to provide advance payments to the Company for Baxter's 1996 purchases. The Company agreed to eliminate purchase minimums and the take-or-pay concept included in the original agreement and freed Baxter to pursue competing thrombocytopenia therapies.

         Effective May 1, 1996, the Company and Baxter terminated the exclusive distribution agreement, whereby the Company regained the right to sell its PROSORBA(R) column directly to customers who had previously purchased the PROSORBA(R) column through Baxter as well as to any other potential customers who wish to purchase the PROSORBA(R) column.

         The impact of the revised Baxter agreement referred to above had a variety of effects on the operations of the Company during the year ended December 31, 1995. The Company's revenue included the $3.0 million take-or-pay payment made by Baxter in March 1995 and sales and marketing costs relative to sales decreased based upon Baxter agreeing to assume all marketing and promotional costs.

Operating Expenses

         Consolidated operating expenses for the years ended December 31, 1996, 1995, and 1994 were $15.6 million, $10.8 million, and $10.9 million, respectively. The increase of $4.8 million in 1996 from 1995 relates primarily to the $5.1 million non-recurring, and primarily non-cash, charge incurred in connection with the acquisition of PRP recorded in the fourth quarter, as well as to costs associated with the Company's restructuring. These increases were offset, in part, by a reduction in operating costs resulting from the Company's restructuring. For the year ended December 31, 1996, consolidated operating expenses include only the two months of PRP's operations subsequent to its acquisition by the Company.

         Production costs were $1.5 million, $2.0 million, and $2.6 million for the years ended December 31, 1996, 1995, and 1994, respectively. During the first half of 1996, production was impacted by both the termination of the Baxter agreement and the consolidation of facilities undertaken in connection with the restructuring. There were very few PROSORBA(R) columns shipped during the first four months of 1996 as the Company did not resume direct shipments to domestic customers until May 1996. In anticipation of a temporary cessation of manufacturing during the remodeling and subsequent FDA re-approval process of the Redmond, Washington facility, the Company increased production during the second and third quarters to build its inventories. As a result, production costs for the year reflect this unusual activity. The decrease in production costs in 1996 from 1995 is also attributable to a reduction in manufacturing labor and overhead costs associated with the restructuring. The total number of PROSORBA(R) columns produced in 1996 was in excess of that amount produced in 1995. Since manufacturing overhead was fairly consistent in 1995 and 1994, the fluctuation in production costs is directly attributable to the decrease in the number of units produced in 1995.

         Sales and marketing expenses decreased to $794,000 in 1996, from $820,000 in 1995 and from $3.6 million in 1994. This significant decrease over the last two years is a result of the Company's March 1995 renegotiation of its distribution agreement with Baxter. During the first quarter of 1995, the Company was still obligated to provide marketing and promotional support to Baxter. In March 1995, the Company was released from that obligation and, thus, incurred significantly less expense through the May 1996 re-initiation of product sales directly to customers. As a result of that termination, however, and the related establishment of an internal sales force to directly sell the PROSORBA(R) column, the Company anticipates an increase of sales and marketing expenses in future periods.

         Research and development expenses increased to $4.0 million in 1996, from $3.2 million and $2.1 million in 1995 and 1994, respectively. The 24% increase in 1996 from 1995 is indicative of the Company's increased focus on the clinical development of new products and relates primarily to the June 1996 launch of the Company's Phase III pivotal trial of the PROSORBA(R) column for use in rheumatoid arthritis. In 1996, research and development expenses increased by $784,000 over 1995. The increase of $1.1 million in 1995 from 1994 was primarily a result of the Company completing its rheumatoid arthritis clinical trial for 15 patients and the commencement of a pilot clinical trial in kidney transplantation during the last six months of 1995. During the last six months of 1994, the Company began its rheumatoid arthritis clinical trial. In January 1996, the Company suspended enrollment of patients in its kidney transplantation study in light of other clinical opportunities.

         General and administrative expenses were $3.5 million, $2.6 million, and $2.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase of $900,000 in 1996 from 1995 was principally a result of costs associated with the hirings of the Company's new Chief Executive Officer and President, Chief Operating Officer in December 1995. Such expenses were partially offset by the resignation of the Company's Chief Scientific Officer in March 1996. The new Chief Executive Officer has assumed the Chief Scientific Officer's duties. In addition, approximately $444,000 was recorded as compensation expense in 1996 for stock options granted at less than the closing sales price on the date of grant. The decrease of $100,000 in 1995 from 1994 was principally a result of a reduction in investor relations and legal expenses which was partially offset by an increase in salary expenses. This increase resulted from $400,000 of salary expenses associated with the severance agreement for the Company's former Chief Executive Officer who resigned in December 1995 and $100,000 of signing bonuses paid to the Company's new Chief Executive Officer and its new President, Chief Operating Officer.

         In 1995, the Company acquired CELx Corporation, a majority owned subsidiary of the Company. In connection with the acquisition, the Company recorded $625,000 as acquired in-process research and development. The charge was based upon the fair market value of the Company's common stock.

         The Company recorded a non-cash expense of approximately $184,000 for debt conversion expense in the year ended December 31, 1996. Such expense represents the fair market value of the increased number of shares issued by the Company under the terms of an exchange offering to holders of the Company's 7% Convertible Debentures. The Company recorded a non-cash expense of $810,000 in 1995 as a debt conversion expense for the conversion of the same 7% Convertible Debentures discussed above. The expense represents the fair market value of the increased number of shares issued under the terms of the exchange offering compared to the original terms of the 7% Convertible Debentures.

                  In December 1995, the Company recorded a restructuring charge aggregating $645,000 relating to the Company's plan to consolidate its manufacturing facilities to one location in the state of Washington and to move all other operations to San Diego, California. This charge included approximately $350,000 related to write-downs of equipment and leasehold improvements for the manufacturing facility vacated in 1996, $200,000 related to abandonment of leases in Seattle and Princeton with the remainder related to a severance commitment with its former Executive Vice President who resigned in December 1995. In January 1996, the Company notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being terminated immediately as part of the restructuring. Such positions were from all departments of the Company. In March 1996, the Company entered into a termination agreement with its former Chief Scientific Officer. Costs related to these terminations were approximately $494,000 and were recorded as a restructuring expense in 1996. In addition, the Company incurred approximately $300,000 in costs associated with moving the administration, research and medical departments to San Diego, with most costs being attributable to relocation costs of the few members of management moving to San Diego. Such costs were recorded as general and administrative expenses in 1996.

Acquisition of PRP, Inc.

         On November 1, 1996, the Company acquired PRP. As a result of the acquisition, the Company assumed all of the assets and liabilities of PRP. The transaction has been accounted for as a purchase and the Company recorded a non-recurring expense of approximately $5.1 million as acquired in-process research and development in the fourth quarter of 1996.

         In connection with the acquisition, the Company issued to certain holders of outstanding debt of PRP, in full satisfaction and settlement of such indebtedness, Units with an approximated total value of $4.5 million (based upon a price of $4.00 per Unit with each Unit being comprised of two shares of the Company's common stock and one common stock purchase warrant).

         The holders of PRP equity securities (including holders of options and warrants of PRP) (the "Equity Holders") will also be entitled to receive earn-out payments, if any, on a pro rata basis, on net sales of products developed using PRP's technology acquired by the Company in the acquisition. In addition, in conjunction with obtaining approval from the FDA of the use of Infusible Platelet Membranes ("IPM(TM)") for the treatment of thrombocytopenia, the Company shall make a payment of $5 million (the "Milestone Payment") to the Equity Holders, with such payment being in the form of, at the Company's discretion, cash, Company common stock, or a combination of the two.

          In consideration of certain investment banking advisory services provided by EGS Securities Corp. ("EGS") to PRP in connection with the acquisition, the Company issued to EGS Units with a total value of approximately $120,000. In addition, the Company is obligated to pay EGS an amount in cash equal to two and one-half percent (2 1/2%) of a certain milestone payment and each earn-out payment made to the Equity Holders, at the time any such payments are made.

         Subject to limited exceptions, the Company is obligated to spend $4.0 million to commercialize and advance IPM(TM) as a principal product of the Company. The only circumstances under which the Company may decrease or cease commercialization of IPM(TM) prior to expending $4.0 million would be if the Company encounters critical problems with the commercialization of IPM(TM), including problems related to IPM(TM) safety, efficacy or economic viability, such as would render IPM(TM), on a stand-alone basis, unsafe, ineffective or incapable of generating a reasonable, positive cash flow.

Net Loss

         For the year ended December 31, 1996, the acquisition of PRP and the decrease in total revenues was only partially offset by the decrease in recurring operating expenses thereby resulting in an increased net loss of $13.3 million or $0.45 per share. For the years ended December 31, 1995 and 1994, the Company reported net losses of $6.8 million and $6.2 million, respectively. The increase in net loss from 1994 to 1995 was primarily a result of the decrease in revenues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Refer to the Index on Page F-1 of the Financial Report included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:

            Name                       Age                                      Position
            ----                       ---                                      --------
Jay D. Kranzler, M.D., Ph.D. (1)(2)     39       Chief Executive Officer, Chief Scientific Officer and
                                                 Vice Chairman of the Board of Directors

Debby Jo Blank, M.D. (1)(2)             45       President, Chief Operating Officer and Director

Susan E. Feiner                         28       Director of Finance, Controller, Treasurer and
                                                 Corporate Secretary

R. Michael Gendreau, M.D.               41       Vice President, Research & Development and
                                                 Chief Medical Officer

Richard M. Crooks, Jr. (3)(4)(5)        57       Chairman of the Board of Directors

Philip J. O'Reilly (3)(4)(5)            58       Director

Jack H. Vaughn (3)(5)                   76       Director

----------
(1)Member of the 401(k) Plan Committee
(2)Member of the Non-Executive Officer Stock Option Committee
(3)Member of Audit Committee
(4)Member of Stock Option Committee
(5)Member of Compensation Committee

         JAY D. KRANZLER, M.D., Ph.D., 39, was appointed Chief Executive Officer and Vice Chairman of the Company in December 1995. In April 1996, Dr. Kranzler also assumed the position of Chief Scientific Officer of the Company. From January 1989 until August 1995, Dr. Kranzler served as President, Chief Executive Officer and a director of Cytel Corporation, a publicly-held biotechnology company. Dr. Kranzler has been an adjunct member of the Research Institute of Scripps Clinic since January 1989. Before joining Cytel, Dr. Kranzler was employed by McKinsey & Company, a management consulting firm, from 1985 to January 1989 as a consultant specializing in the pharmaceutical industry.

         DEBBY JO BLANK, M.D., 45, was appointed President, Chief Operating Officer and Director of the Company in December 1995. Prior to joining the Company, from 1994 through the end of 1995, Dr. Blank was Senior Vice President, Marketing, for Advanced Technology Laboratories, a publicly-held manufacturer and distributor of ultrasound equipment. From 1993 to 1994, she was Vice President, U.S. Marketing for Syntex. From 1989 to 1993, Dr. Blank held various positions at the DuPont Company and the DuPont Merck Pharmaceutical Company ("DuPont"), including Vice President Worldwide Marketing, Vice President, New Product Planning & Licensing, and Vice President, Strategy and Business Development. Before joining DuPont, she was employed by the management consulting firm, Arthur D. Little, from 1986 to 1989 as a consultant in its pharmaceutical practice.

         SUSAN E. FEINER, 28, was appointed Director of Finance, Controller, Corporate Secretary and Corporate Treasurer of the Company in April 1996. Prior to joining the Company, from March 1994 until March 1996, Ms. Feiner held various positions, including Finance Manager and Financial Accounting Manager at Pyxis Corporation, a publicly-held manufacturer and distributor of automated medication distribution systems. From July 1990 until March 1994 she was employed by Ernst & Young LLP, as a senior auditor.

         R. MICHAEL GENDREAU, M.D., 41, was appointed Vice President of Research and Development and Chief Medical Officer of the Company in December 1996. Dr. Gendreau joined the Company in 1994 and held various positions from 1994 through 1996, including Executive Director of Scientific Affairs. From 1991 to 1994, Dr. Gendreau was Vice President of

Research and Development and Chief Medical Officer for MicroProbe Corporation, a developer and manufacturer of DNA probe-based diagnostic equipment.

         MR. RICHARD M. CROOKS, JR., 57, has been a director of the Company since 1994. He has been President of RMC Consultants, a financial advisory services firm, since June 1990. Mr. Crooks is a director of and consultant to Allen & Company Incorporated, a privately held investment banking firm, which is the Company's principal stockholder. He served as a Managing Director of Allen & Company Incorporated for more than five years prior to June 1990. Mr. Crooks is also a director of Excaliber Technologies Corporation.

         MR. PHILIP J. O'REILLY, 58, has been a director of the Company since 1994. He is a partner in the law firm of O'Reilly, Marsh, Kearney & Corteselli P.C., in Mineola, New York. He has been in private practice for more than twenty years. Mr. O'Reilly also serves as a director of Excalibur Technologies Corporation.

         MR. JACK H. VAUGHN, 76, has served as a director of the Company since 1991. Currently, Mr. Vaughn is Chairman of ECOTRUST, a Portland, Oregon-based foundation promoting environmentally friendly development in the Pacific Northwest. From 1988 to 1992, he was the U.S. Government's Senior Environmental Advisor for Central America. Prior to that, Mr. Vaughn had been the founding Chairman of Conservation International, a private foundation encouraging biological diversity. Mr. Vaughn was a director of Allegheny & Western Energy Corporation from 1981 through 1995 and was a member of its Compensation Committee.

SCIENTIFIC ADVISORY BOARDS

         The Company has established four scientific advisory boards to provide scientific and clinical support and guidance related to the Company's products. The areas of focus of the scientific advisory boards are immunology, rheumatology, hematology, and platelet therapy.

         The Immunology Advisory Board (the "IAB") is currently composed of Gerald T. Nepom, M.D., Ph.D., Scientific Director of the Virginia Mason Research Center in Seattle, Washington; Eng Tan, M.D., Director, W.M. Keck Autoimmune Disease Center, The Scripps Clinic and Research Institute, San Diego, California; Eric Sasso, M.D., Ph.D., Assistant Professor, Department of Medicine, Division of Hematology, University of Washington, Harborview Medical Center; and Gregg Silverman, M.D., Associate Professor in Residence, Department of Medicine, Division of Rheumatology, University of California, San Diego. The focus of the IAB will be to provide guidance to the extramural research investigating the PROSORBA(R) column's immunologic mechanism of action.

         The Rheumatology Advisory Board (the "RAB") is composed of David Felson, M.D., M.P.H. Professor of Medicine and Public Health, Director, Boston University Arthritis Health Services Center; Richard Panush, M.D., Professor and Chairman, Department of Medicine, St. Barnabas Medical Center, Livingston, New Jersey; George Ehrlich, M.D., University of Pennsylvania Medical School, Member, Expert Advisory Panel on Chronic Degenerative Disease, World Health Organization. The RAB will oversee and guide the Company's programs in rheumatoid arthritis. The RAB members are all serving as advisors to the FDA in the Drug Division which reviews New Drug Applications for rheumatology pharmaceutical product.

         The Hematology Advisory Board (the "HAB") is composed of James B. Bussel, M.D., Associate Professor of Pediatrics, Director of ITP Program, Division of Pediatrics Hematology/Oncology, Cornell Medical Center; John Harlan, M.D., Professor of Medicine, Division Head, Hematology, Massachusetts General Hospital; and David J. Kuter, M.D., D.Phil., Chairman, Department of Hematology, Massachusetts General Hospital. The HAB will oversee and guide the Company's programs in ITP.

         The Platelet Advisory Board (the "PAB") is composed of Richard H. Aster, M.D., former President, Blood Center of Southeast Wisconsin; Ernest Beutler, M.D., Chairman, Department of Molecular and Experimental Medicine, The Scripps Clinic and Research Foundation, San Diego, California; Leon W. Hoyer, M.D., Director, Holland Laboratories, Vice President, Research and Development, American Red Cross; John Lawler, Ph.D., Associate Professor, Department of Pathology, Harvard Medical School, Brigham and Women's Hospital; Ernest R. Simon, M.D., Retired Executive Vice President, Medical Affairs, Blood Systems, Inc.; Scott N. Swisher, M.D., Chairman, FDA Blood Products Advisory Committee; Professor of Medicine (emeritus), University of Michigan; and Paul C. Zamecnik, M.D., Professor of Medicine (emeritus) Harvard Medical School,

Principal Scientist, Worcester Foundation for Biomedical Research. The PAB will oversee the Company's programs as they relate to platelet therapy.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Each nonemployee director of the Company is entitled to receive $12,000 per year for such person's service as a director. Messrs. O'Reilly and Vaughn each received $12,000 in cash compensation for service as a director during fiscal year 1996. In addition, each nonemployee director is entitled to receive an option to purchase 10,000 shares of common stock of the Company upon such nonemployee director's initial election to the Board and an option to purchase an additional 10,000 shares of common stock of the Company upon each annual re-election of such nonemployee director to the Board. Each of Messrs. Crooks, O'Reilly and Vaughn received an option to purchase 10,000 shares of common stock for service as a director during fiscal year 1996. Directors who are employees of the Company do not receive any fee for their service as directors. None of the Company's directors receive any fees for their service on any committee of the Board. All of the Company's directors are reimbursed for their out-of-pocket travel and accommodation expenses incurred in connection with their service as directors of the Company.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information concerning compensation awarded or paid to, or earned for the fiscal years ended December 31, 1996, 1995 and 1994 by the Chief Executive Officer of the Company during fiscal year 1996, and those executive officers whose salary and bonus for fiscal year 1996 exceeded $100,000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                 Long-Term
                                               Annual Compensation             Compensation (1)
                                               -------------------             ----------------
                                                                                   Shares             All Other
      Name and Principal         Fiscal        Base                              Underlying          Compensation
           Position               Year       Salary($)      Bonus($)             Options(#)               ($)
---------------------------      ------     ----------    ------------         ---------------     --------------
Jay D. Kranzler, M.D., Ph.D.,     1996      $240,000        $135,000              3,025,327          $ 10,700(3)
   Chief Executive Officer,       1995             -        $ 50,000                      -                 -
   Chief Scientific Officer
   and Vice Chairman(2)

Debby Jo Blank, M.D.,             1996      $210,000        $135,000              1,134,497          $164,236(5)
   President, Chief Operating     1995             -        $ 50,000                      -                 -
   Officer and Director(4)


R. Michael Gendreau, M.D.         1996      $145,000        $ 25,000                125,000          $ 57,804(6)
   Vice President, Research       1995      $145,000               -                141,000             7,537(7)
   and Development and            1994      $ 37,750               -                      -                 -
   Chief Medical Officer

(1) The Company's 1996 Equity Incentive Plan (the "1996 Plan"), Incentive Stock Option and Appreciation Plan and the 1988 Non-Qualified Stock Option Plan (collectively, the "Plans") are intended to further the interests of the Company by providing for the grant of stock awards to directors, officers and employees of and consultants to the Company.

(2) Dr. Kranzler was appointed Chief Executive Officer of the Company on December 28, 1995 and received approximately $20,000 as a consultant to the Company during 1995.

(3) Includes $1,200 paid by the Company on behalf of Dr. Kranzler for life insurance premiums during 1996, and $9,500 of contributions made by the Company under its 401(k) Plan.

(4) Dr. Blank was appointed President and Chief Operating Officer on December 28, 1995, and received approximately $20,000 as a consultant to the Company during 1995.

(5) Includes $154,736 paid to Dr. Blank for relocation costs and related tax gross-ups associated with Dr. Blank's relocation to San Diego, California upon joining the Company. Also includes $9,500 of contributions made by the Company under its 401(k) plan.

(6) Includes $52,583 paid to Dr. Gendreau for relocation costs associated with Dr. Gendreau's relocation to San Diego, California. Also includes $5,221 of contributions made by the Company under its 401(k) plan.

(7)      Represents contributions made by the Company under its 401(k) plan.


                        STOCK OPTION GRANTS AND EXERCISES

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1996 to the Named Executive
Officers:

                                                 Individual Grants
                               --------------------------------------------------
                                                                                                    Potential Realizable Value
                                                                                                     at Assumed Annual Rates of
                                                                                                        Stock Appreciation for
                                    Shares          % of Total                                                Option
                                  Underlying      Options Granted                                              Term($)(2)
                                Options Granted   to Employees in  Exercise Price    Expiration       ------------------------
Name                                  (#)        Fiscal Year(%)(1)  Per Share($)        Date             5%             10%
---------------------------     ---------------  ----------------- --------------    ----------       --------       ---------
Jay D. Kranzler, M.D., Ph.D.     3,025,327(3)          46.07          $  1.500        01/19/06       $4,702,568    $10,175,990

Debby Jo Blank, M.D.             1,134,497(3)          17.28             1.500        01/19/06        1,763,462      3,815,994

R. Michael Gendreau, M.D.          125,000(4)           1.90             2.019        04/29/06          231,263        517,713

(1) Based upon options to purchase a total of 6,566,157 shares of common stock of the Company granted during the fiscal year 1996.

(2) The potential realizable value is based upon the assumption that the fair market value of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. Actual realizable value, if any, on stock option exercises is dependent on the future performance of the common stock and overall market conditions, as well as the option holder's continued employment through the vesting period.

(3) Such options vest 25% on the date of grant with the remainder vesting ratably and daily over the four-year period following the date of grant.

(4) Such options vest as follows: 20,000 on the date of grant, 25,000 on August 31, 1996 and 80,000 vest ratably and daily over a four-year period following the date of grant.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information as of December 31, 1996, regarding options held by the Named Executive Officers. None of such individuals exercised any options during the fiscal year ended December 31, 1996. There were no stock appreciation rights outstanding at December 31, 1996.

                                      Number of Shares                  Value of Unexercised
                                Underlying Unexercised Options at       In-The-Money Options
                                         FY-End (#)                      as of FY-End ($) (1)
                                ---------------------------------   ------------------------------
        Name                      Exercisable     Unexercisable     Exercisable      Unexercisable
----------------------------    -------------     ---------------   -----------      -------------
Jay D. Kranzler, M.D., Ph.D.       1,295,238       1,730,089           $566,667        $756,914

Debby Jo Blank, M.D.                 485,714         648,783            212,500         283,843

R. Michael Gendreau, M.D.             93,720         172,280              6,047          18,141

(1) Calculation based upon $1.9375, the closing sales price of the underlying shares of common stock as reported on the Nasdaq SmallCap Market on December 31, 1996, less the exercise price.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         The Company entered into five year employment agreements commencing on December 28, 1995 with Dr. Jay D. Kranzler, the Company's Chief Executive Officer and Chief Scientific Officer and Dr. Debby Jo Blank, the Company's President and Chief Operating Officer (collectively, the "Employment Agreements"). Drs. Kranzler and Blank receive an annual base salary of $240,000, and $210,000, respectively, and performance based bonuses of up to an additional twenty-five percent (25%) of their respective annual base salaries. In addition, the Employment Agreements provided for bonuses of $185,000, payable in installments upon the occurrence of certain milestone events achieved by the Company and Drs. Kranzler and Blank. As of the date hereof, the total amount of these bonuses have been paid to Drs. Kranzler and Blank.

         In addition to their base salary and bonus, Drs. Kranzler and Blank were granted options to purchase approximately eight percent (8%) and three percent (3%), respectively, of the Company's common stock on a fully diluted basis at an exercise price equal to $1.50 per share. The options vest twenty-five percent (25%) immediately upon grant and thereafter ratably and daily over a four (4) year period. The options shall fully vest immediately upon the consummation of any (i) merger or consolidation of the Company with or into any other corporation or other entity or person, or any other corporate reorganization, in which the stockholders of the Company immediately prior to such consolidation, merger or reorganization, own less than 50% of the Company's voting power immediately after such consolidation, merger or reorganization; (2) transaction or series of related transactions in which in excess of 50% of the Company's voting power is transferred; or (3) sale of all or substantially all of the assets of the Company and (ii) with respect to each of Drs. Kranzler and Blank, the termination without cause of their employment with the Company and the death or disability of each of them.

         In April 1996, the Company entered into an employment agreement with R. Michael Gendreau, M.D., whereby Dr. Gendreau will receive an annual base salary of $145,000. In addition, during 1996 Dr. Gendreau received $52,583 to offset the costs of relocating from Seattle, Washington to San Diego, California. The Company also granted Dr. Gendreau options to purchase up to 125,000 shares of the Company's common stock at an exercise price of $2.019 per share. As of January 31, 1997, options to purchase 61,657 shares of common stock have vested with the remainder vesting ratably and daily such that all of such options shall be fully vested on April 29, 2001. In the event that Dr. Gendreau's employment with the Company is terminated by the Company without cause due to a corporate merger or acquisition, Dr. Gendreau will receive severance pay equal to $72,500.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee (the "Committee") is comprised of directors who are not employees of the Company. The Committee is responsible for establishing and administering the Company's executive compensation arrangements.

         The Company believes that a competitive, goal-oriented compensation policy is critically important to the creation of value for stockholders. To that end, the Company has created an incentive compensation program intended to reward outstanding individual performance.

COMPENSATION PHILOSOPHY

         The Company's compensation program is intended to implement the following principles:

         o Compensation should be related to the value created for stockholders.

         o Compensation programs should support the short-term and long-term strategic goals and objectives of the Company.

         o Compensation programs should reflect and promote the Company's values and reward individuals for outstanding contributions to the Company's success.

         o Short-term and long-term compensation programs play a critical role in attracting and retaining well-qualified executives.

         o While compensation opportunities should be based in part upon individual contribution, the actual amounts earned by executives in variable compensation programs should also be based upon how the Company performs.

COMPENSATION MIX AND MEASUREMENT

The Company's executive compensation for the Chief Executive Officer and all other executives is based upon three components, each of which is intended to serve the Company's compensation principles:

Base Salary

         Base salary is targeted at the competitive median for similar companies in the biotechnology industry. For the purpose of establishing these levels, the Committee compares the Company's compensation structure from time to time with the companies covered in a compensation survey of the biotechnology industry entitled, Biotechnology Compensation and Benefits Survey which is prepared by Radford Associates and sponsored by the Biotechnology Industry Organization. Many of the Companies covered in that survey are also included in the published industry line-of-business index included in the Company's Stock Price Performance Graph, included elsewhere in this document.

         Based upon its reviews of industry data, the Compensation Committee determined that the base salaries of the Chief Executive Officer and all other executive officers were appropriate and necessary to attract individuals of such high caliber within the biotechnology industry.

         The Committee reviews the salaries of the Chief Executive Officer and other executive officers each year and such salaries may be increased based upon
(i) the individual's performance and contribution to the Company and (ii) increases in median competitive pay levels.

Annual Incentives

         The Company has a cash bonus program whereby bonus amounts are determined based upon the achievement of corporate goals and individual performance. Any bonus is based, in part, upon Company performance and in part on individual performance. The Committee believes bonus amounts are similar to those paid by other companies in the biotechnology industry.

         Based upon the Committee's review of the financial performance of the Company, no annual incentive bonuses were awarded to any members of senior management for 1996.

Long-Term Incentives

         Long-term incentive compensation is provided through grants of options to purchase shares of the Company's common stock to the Chief Executive Officer and other executive officers. The stock options are intended to retain and motivate all employees to improve long-term performance of the Company. It is common in the biotechnology industry to grant stock options to all employees. As of the beginning of 1997, stock options had been granted to all full-time employees of the Company. The Committee believes the amount and value of such grants are based upon levels similar to other companies in the biotechnology industry.

         Generally, stock options are granted with an exercise price equal to prevailing market value. The stock options generally vest in increments over a period of years and an employee must be employed by the Company at the time of vesting in order to exercise his or her options.

Compensation of the Chief Executive Officer

         The Company appointed Jay D. Kranzler, M.D., Ph.D. as its new Chief Executive Officer on December 28, 1995. Accordingly, his compensation was determined based upon prevailing compensation packages in the biotechnology industry, since a compensation package consistent with the biotechnology industry was believed necessary to attract an individual of Dr. Kranzler's caliber. His annual compensation consists of base salary of $240,000 and cash bonuses of up to twenty-five percent (25%) of his annual base salary. In addition, under his employment agreement, Dr. Kranzler was granted options to purchase 3,025,327 shares of the Company's common stock at an exercise price of $1.50 per share. In 1996, he earned bonuses totaling $135,000 pursuant to the terms of his employment agreement.

         Under the Omnibus Budget Reconciliation Act of 1993, beginning in 1994, the federal income tax deduction for certain types of compensation paid to the Chief Executive Officer and four other most highly compensated officers of publicly held companies is limited to $1,000,000 per officer per fiscal year unless such compensation meets certain requirements. The Committee is aware of this limitation and believes that the deductibility of compensation payable in 1996 will not be affected by this limitation.


  STOCK OPTION COMMITTEE                   COMPENSATION COMMITTEE
  Richard M. Crooks, Jr.                   Richard M. Crooks, Jr.
    Philip J. O'Reilly                       Philip J. O'Reilly
                                               Jack H. Vaughn

                  NON-EXECUTIVE OFFICER STOCK OPTION COMMITTEE
                          Jay D. Kranzler, M.D., Ph.D.
                              Debby Jo Blank, M.D.

                          STOCK PRICE PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE RETURN

         The following Stock Price Performance Graph compares the Company's cumulative total stockholder return on the Company's common stock for the periods indicated with the cumulative total return of the NASDAQ OTC Index and the NASDAQ Pharmaceuticals Stock Index. The Company has not declared any dividends since its inception. The Board and the Committee recognize that the market price of the Company's common stock is influenced by many factors, only one of which is Company performance. The historical stock price performance shown on the Stock Price Performance Graph is not necessarily indicative of future stock price performance.


                                  91      92      93      94      95      96
                                ------  ------  ------  ------  ------  ------
NASDAQ OTC                      100     116.4   133.6   130.6   184.7   227.2
CYPRESS BIOSCIENCE, INC.        100     104.5   138.5    78.5    98.3    68.2
NASDAQ PHARMACEUTICAL INDEX     100      83.2    74.2    55.8   102.1   102.4


         The above comparison assumes $100 was invested in the Company's common stock and each index on December 31, 1991.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of January 31, 1997 with respect to (i) each stockholder known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock of the Company,
(ii) each director, (iii) each executive officer listed in the table entitled "Summary Compensation Table" under the heading "Compensation Executive Officers" above employed by the Company in that capacity on January 31, 1997 and (iv) all directors and Named Executive Officers of the Company as a group. Except as set forth below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

                                                                   Amount and Nature of
Beneficial Owner (1)                                             Beneficial Ownership (2)       Percent of Class (2)
--------------------                                             ------------------------       --------------------
Allen & Company Incorporated............................               6,457,391(3)                    18.1%
   711 Fifth Avenue
   New York, New York  10022
Paramount Capital Asset Management, Inc.................               2,769,134(4)                     8.0%
   787 Seventh Avenue, 44th Floor
   New York, NY 10019
Jay D. Kranzler.........................................               1,578,038(5)                     4.4%
Debby Jo Blank..........................................                 680,185(6)                     1.9%
R. Michael Gendreau.....................................                 133,953(7)                     *
Richard M. Crooks, Jr...................................               1,111,897(8)                     3.2%
Jack H. Vaughn..........................................                  66,000(9)                     *
Philip J. O'Reilly......................................                  74,625(10)                    *
All Directors and Named Executive Officers as a
  Group (6 persons).....................................               3,503,224(11)                    9.5%

----------
*Less than one percent

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedule 13Ds filed with the Securities and Exchange Commission (the "Commission"). Except as shown otherwise in the table, the address of each stockholder listed is in care of the Company at 4350 Executive Drive, Suite 325, San Diego, California 92121.

(2) Except as otherwise indicated in the footnotes of this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable within 60 days of January 31, 1997 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentage of beneficial ownership is based upon 34,573,111 shares of the Company's common stock outstanding as of January 31, 1997.

(3) This information was derived from information provided to the Company by Allen & Company Incorporated. Includes warrants to purchase 1,021,700 shares of common stock. Excludes 2,620,621 shares of common stock, and warrants and options to purchase 192,267 shares of common stock, owned by Allen & Company Incorporated. Allen & Company Incorporated disclaims beneficial ownership of these shares of common stock.

(4) Dr. Lindsay A. Rosenwald is the sole shareholder of Paramount Capital Asset Management, Inc. ("Paramount Capital"). Paramount Capital is the general partner of Aries Domestic Fund, L.P., a limited partnership incorporated in Delaware ("Aries Domestic") and the investment manager of The Aries Trust, a Cayman Islands trust ("Aries Trust"). Of the 2,769,134 shares of common stock indicated as beneficially held, Paramount Capital shares voting and dispositive power with the following persons or entities: Dr. Rosenwald with respect to 2,769,134 of the shares; Aries Domestic with respect to 819,967 of the shares; and Aries Trust with respect to 1,949,167 of the shares. This information was derived from a Schedule 13D filed by Paramount Capital with the Commission on December 10, 1996.

(5) Includes 1,436,564 shares of common stock issuable pursuant to options exercisable within 60 days of January 31, 1997. Also includes 141,474 shares of common stock held by the Company's 401(k) plan for which Dr. Kranzler, as co-trustee of the 401(k) plan, has voting rights to such shares.

(6) Includes 538,711 shares of common stock issuable pursuant to options exercisable within 60 days of January 31, 1997. Also includes 141,474 shares of common stock held by the Company's 401(k) plan for which Dr. Blank, as co-trustee of the 401(k) plan, has voting rights to such shares.

(7) Includes 133,953 shares of common stock issuable pursuant to options exercisable within 60 days of January 31, 1997.

(8) Includes 40,000 shares of common stock issuable pursuant to options exercisable within 60 days of January 31, 1997. Also includes 692,829 shares of common stock and presently exercisable warrants to purchase 6,667 shares of common stock held by Allen & Company Incorporated, in which Mr. Crooks has a pecuniary interest pursuant to an arrangement with Allen & Company Incorporated. This information was derived from information provided to the Company by Allen & Company Incorporated.

(9) Includes 65,000 shares of common stock issuable pursuant to options exercisable within 60 days of January 31, 1997.

(10) Includes 58,825 shares of common stock issuable pursuant to options or other rights exercisable within 60 days of January 31, 1997.

(11) Includes 2,279,720 shares of common stock issuable pursuant to options and warrants exercisable within 60 days of January 31, 1997. Also includes 141,474 shares of common stock held by the Company's 401(K) plan for which certain individuals in the group exercise voting power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1996, the Company completed a private placement (the "October Private Placement") of 1,734,000 Units (with each Unit being comprised of two shares of common stock of the Company and a warrant to purchase one share of common stock of the Company at an exercise price of $2.00) at a sales price of $4.00 per Unit. Net proceeds to the Company from the October Private Placement were approximately $6,429,000. Allen & Company Incorporated served as a non-exclusive placement agent in connection with the October Private Placement and received $116,000 as a placement agent fee.

         In May 1996, the Company entered into a resignation agreement (the "Resignation Agreement") with Alex P. de Soto, the Company's former Vice President, Chief Financial Officer, Secretary and Treasurer, whereby Mr. de Soto resigned as an officer of the Company effective May 6, 1996, but remained an employee of the Company through June 30, 1996. Pursuant to the terms of the Resignation Agreement, the Company paid to Mr. de Soto an aggregate of $77,364 during 1996 and issued to Mr. de Soto 11,765 registered shares of common stock of the Company. In addition, the Company retained Mr. de Soto as a consultant for a period of ten months commencing on July 1, 1996 at a total cost of $70,000.

         The Company entered into letter agreements with Mr. de Soto, whereby the Company has agreed to pay for certain expenses (including attorney's fees) incurred by him related to inquiries being conducted by the State of Washington's Board of Accountancy and the SEC in advance of any final disposition of such inquiries. In the event it is ultimately determined that Mr. de Soto is not entitled to indemnification under the terms of the Company's Bylaws or other applicable laws or regulations, Mr. de Soto is obligated to repay all amounts advanced by the Company on his behalf.

         In March 1996, the Company entered into a letter of resignation (the "Letter of Resignation") with Dr. Frank Jones relating to the terms and conditions of Dr. Jones' resignation as Chief Scientific Officer and a director of the Company. Pursuant to the Letter of Resignation, the Company paid Dr. Jones a severance payment in the aggregate amount of $251,500 (which amount is net of amounts paid by Dr. Jones to purchase certain personal property from the Company). Under the terms of the Letter of Resignation, certain options and warrants to purchase common stock of the Company held by Dr. Jones were canceled and options to purchase 705,000 shares of the Company's common stock at an exercise price of $2.25 per share were issued to Dr. Jones in their place.

         Allen & Company Incorporated acted as a non-exclusive placement agent in connection with the January Private Placement and received 20,000 shares of common stock of the Company as a placement agent fee. As of January 31, 1997, Allen & Company Incorporated beneficially held approximately 18.1% of the Company's common stock.

         Mr. Richard Crooks, Jr., a director of the Company, is a director of and consultant to, Allen & Company Incorporated, as a principal stockholder of the Company. As of January 31 ,1997, Mr. Crooks beneficially held approximately 3.2% of the Company's common stock.

         Allen & Company Incorporated is compensated for investment banking services rendered to the Company under a one year consulting agreement specifying monthly payments of $5,000. In 1996, the Company paid Allen & Company Incorporated a total of $20,000 under this agreement.

        Under Section 145 of the Delaware General Corporation Law (the "DGCL"), the Company has broad powers to indemnify its directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act").

        In addition, the Company's Certificate of Incorporation and By-laws include provisions to (i) eliminate the personal liability of its directors for monetary damages resulting from breaches of their fiduciary duty to the extent permitted by Section

102(b)(7) of the DGCL and (ii) require the Company to indemnify its directors and officers to the fullest extent permitted by applicable law, including circumstances in which indemnification is otherwise discretionary. Pursuant to
Section 145 of the DGCL, a corporation generally has the power to indemnify its present and former directors, officers, employees and agents against expenses incurred by them in connection with any suit to which they are or are threatened to be made, a party by reason of their serving in such positions so long as they acted in good faith and in a manner they reasonably believed to be in or not opposed to, the best interests of the corporation and with respect to any criminal action, they had no reasonable cause to believe their conduct was unlawful. The Company believes that these provisions are necessary to attract and retain qualified persons as directors and officers. These provisions do not eliminate the directors' or officers' duty of care, and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under the DGCL. In addition, each director will continue to be subject to liability pursuant to Section 174 of the DGCL, for breach of the director's duty of loyalty to the Company, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of the Company or its stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director's duty to the Company or its stockholders when the director was aware or should have been aware of a risk of serious injury to the Company or its stockholders, for acts or omission that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to the Company or its stockholders, for improper transactions between the director and the Company and for improper loans to directors and officers. The provision also does not affect a director's responsibilities under any other law, such as the federal securities law or state or federal environmental laws.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) (1)  FINANCIAL STATEMENTS

             The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index on page F-1.

        (2)  FINANCIAL STATEMENT SCHEDULES

             Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

        (3)   EXHIBITS

          Exhibit No.       Description                                         Incorporated by Reference to
          -----------       -------------------------------------------------   ----------------------------------------------
           3.1              Amended and Restated Certificate of Incorporation   Exhibit 3.1 to Form 10-Q for the quarter ended
                                                                                March 30, 1996

           3.2              By-Laws, as amended                                 Exhibit 3.2 to 1995 Form 10-K

           4.1              Form of Stock Certificate                           Exhibit 4.1 to Form S-1 Registration Statement
                                                                                No. 33-41225

           4.2              Warrant Certificate                                 Exhibit 4.2 to Form 8-K filed November 1, 1996

          10.1              Form of Common Stock Purchase Warrant               Exhibit 3.1 to Form S-1 Registration Statement
                                                                                No. 33-41225

          10.2              Form of Employee Stock Warrant                      Exhibit 10.13 to Form S-1 Registration Statement
                                                                                No. 33-41225

          10.3              Agreement and Plan of Merger and Reorganization     Exhibit 2.1 to Form 10-Q for quarter ended
                            dated October 10, 1996, by and among Registrant,    September 30, 1996
                            Cypress Acquisition Sub, Inc. and PRP, Inc.

          10.4              Warrant Agreement dated September 18, 1996,         Exhibit 4.1 to Form 10-Q for the quarter ended
                            between Registrant and American Stock Transfer &    September 30, 1996
                            Trust Company

          10.5              Exchange of Bridge Debt and Warrant Termination     Exhibit 4.2 to Form 10-Q for quarter ended
                            Agreement between Registrant and certain holders    September 30, 1996
                            of indebtedness of PRP, Inc.

          10.6              Incentive Stock Option                              Exhibit 28.2 to Form S-8 Registration Statement
                                                                                No. 33-20188

          10.7              Form of Nonqualified Stock Option                   Exhibit 4.5 to Form 10-K for the year ended
                                                                                December 31, 1993

          10.8              Form of 7% Convertible Debentures                   Exhibit 10.1 to Form 10-Q for the quarter ended
                                                                                March 31, 1994

          10.9              Warrant Agreement dated as of April 22, 1994        Exhibit 10.3 to Form 10-Q for March 31, 1994
                            between IMRE Corporation and Allen & Company
                            Incorporated

          10.10             Form 7% Convertible Debenture Purchase Agreement    Exhibit 10.4 to Form 10-Q for the quarter ended
                                                                                March 31, 1994

          10.11             Form of Senior Convertible Debenture                Exhibit 4.10 to 1995 Form 10-K

          10.12             Form of Senior Convertible Debenture Purchase       Exhibit 4.11 to 1995 Form 10-K
                            Agreement

          10.13             Form of Stock Purchase Agreement for January 1996   Exhibit 4.12 to 1995 Form 10-K
                            Private Placement

          10.14             Form of Warrant to Purchase Common Stock            Exhibit 99.1 to Form S-8 Registration Statement
                                                                                No. 333-19465

          10.15             1996 Equity Incentive Plan (the "1996 Plan")        Exhibit 99.1 to Form S-8 Registration Statement
                                                                                No. 333-06771

          10.16             Sub-Lease Agreement dated April 15, 1996, between   Exhibit 3.1 to Form 10-Q for the quarter ended
                            the Company and Bristol-Myers Squibb Company        March 30, 1996

          10.17             Common Stock Purchase Warrant dated June 10, 1991   Exhibit 99.1 to Form S-8 Registration Statement
                                                                                No. 333-06765

          10.18             Warrant Agreement dated as of August 29, 1991       Exhibit 99.1 to Form S-3 Post Effective Amendment
                            between IMRE Corporation and Manufacturers          to Registration Statement No. 33-71278
                            Hanover Trust Company of California (now known
                            as Chemical Trust Company of California)

          10.19             Successor Warrant Agent Agreement date July 23,     Exhibit 99.2 to Form S-3 Post Effective Amendment
                            1996 between the Registrant and American Stock      to Registration Statement No. 33-71278
                            Transfer & Trust Company

          10.20             Form of Incentive Stock Option Agreement under      Exhibit 3.1 to Form 10-Q for the quarter ended
                            the 1996 Plan                                       March 30, 1996

          10.21             1996 Equity Incentive Plan Form of Non-Statutory    Exhibit 3.1 to Form 10-Q for the quarter ended
                            Stock Option Agreement                              March 30, 1996

          10.22             Incentive Stock Option and Appreciation Plan, as    Exhibit 99.4 to Form S-8 Registration Statement
                            amended June 29, 1992                               No. 333-06771

          10.23             Form of Incentive Stock Option Agreement under      Exhibit 99.5 to Form S-8 Registration Statement
                            the ISO Plan                                        No. 333-06771

          10.24             Amended and Restated 1988 Nonqualified Stock        Exhibit 99.6 to Form S-8 Registration Statement
                            Option Plan                                         No. 333-06771

          10.25             Form of Nonqualified Stock Option Agreement under   Exhibit 99.7 to Form S-8 Registration Statement
                            the 1988 Plan                                       No. 333-06771

          10.26             Form of Stock Option Agreement for issuances of     Exhibit 99.8 to Form S-8 Registration Statement
                            all non-plan options                                No. 333-06771

          10.27             Form of Nonstatutory Stock Option                   Exhibit 99.3 to Form S-8 Registration Statement
                            Agreement under the 1996 Plan                       No. 333-06771

          10.28             Stock Option and Stock Appreciation Plan            Exhibit 28.1 to Form S-8 Registration Statement
                                                                                No. 333-06771

          10.29             Warrant Agreement dated September 19, 1996          Exhibit 10.1 to Form S-3 Registration Statement
                            between the Registrant and American Stock           No. 333-15483
                            Transfer & Trust company

          10.30             1988 Nonqualified Stock Option Plan                 Exhibit 28.3 to Form S-8 Registration Statement
                                                                                No. 333-06771

          10.31             Sub-lease Agreement dated October 11, 1991          Exhibit 10.3 to 1993 Form 10-K

          10.32             Lease Agreement dated April 26, 1994                Exhibit 10.4 to 1994 Form 10-K

          10.33             Warrant Agreement dated as of August 29, 1991       Exhibit 99.1 to Form S-3 Registration Statement
                            between IMRE Corporation and Manufacturers          No. 33-71278
                            Hanover Trust Company of California (now known as
                            Chemical Trust Company of California)

          10.34             Form of Exchange of Bridge Debt and Warrant         Exhibit 10.1 to Form S-3 Registration Statement
                            Termination Agreement                               No. 333-15483

          10.35             Severance Agreement with Martin D. Cleary           Exhibit 10.6 to 1995 Form 10-K

          10.36             Modified Fee Agreement dated October 10, 1996 by    Exhibit 10.1 to Form S-3 Registration Statement
                            and among Registrant, PRP, Inc. and EGS             No. 333-15483
                            Securities Corp.

          10.37             Employment Agreement with Jay D. Kranzler           Exhibit 10.8 to 1995 Form 10-K

          10.38             Employment Agreement with Debby Jo Blank            Exhibit 10.9 to 1995 Form 10-K

          10.39             Employment Arrangement with Frank R. Jones          Exhibit 10.10 to 1995 Form 10-K

          10.40             Employment Agreement with Alex P. de Soto           Exhibit 10.11 to 1995 Form 10-K

          11.1              Statement regarding computation of per share loss   Item 8 of 1995 Form 10-K

          23.1              Consent of Ernst & Young, LLP, Independent
                            Auditors

          24.1              Powers of Attorney                                  See page 40

          27.1              Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     On November 18, 1996, the Company filed a Current Report on Form 8-K which disclosed certain information under Item 2.

     On January 17, 1997, the Company filed a Current Report on Form 8-K/A which disclosed certain information under Item 7.

(C)  EXHIBITS

     The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1997.


                                       Cypress Bioscience, Inc.


                                       By:  /s/ Jay D. Kranzler
                                            ------------------------------
                                            Jay D. Kranzler, M.D., Ph. D.
                                            Chief Executive Officer, and
                                            Chief Scientific Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay D. Kranzler, M.D., Ph.D. and Susan E. Feiner, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorney-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                                         Date
---------                          -----                                         ----
/s/ Jay D. Kranzler                Chief Executive Officer, Chief Scientific     March 10, 1997
----------------------------       Officer, and Vice Chairman of the Board
Jay D. Kranzler, M.D., Ph.D.       (Principal Executive Officer)


/s/ Debby Jo Blank                 President, Chief Operating Officer and        March 10, 1997
----------------------------       Director
Debby Jo Blank, M.D.

                                   Director of Finance, Controller, Corporate    March 10, 1997
/s/ Susan E. Feiner                Secretary, and Treasurer (Principal
-----------------------------      Financial and Accounting Officer)
Susan E. Feiner

/s/ Richard M. Crooks, Jr.         Chairman of the Board of Directors            March 10, 1997
-----------------------------
Richard M. Crooks, Jr.

/s/ Philip J. O'Reilly             Director                                      March 10, 1997
-----------------------------
Philip J. O'Reilly

/s/ Jack H. Vaughn                 Director                                      March 10, 1997
-----------------------------
Jack H. Vaughn

                            CYPRESS BIOSCIENCE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . . .   F-2

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statements of Operations . . . . . . . . . . . . . . . . .   F-4

Consolidated Statements of Stockholders' Equity . . . . . . . . . . . .   F-5

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . .   F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .   F-7

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
CYPRESS BIOSCIENCE, INC.

We have audited the accompanying consolidated balance sheets of Cypress Bioscience, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cypress Bioscience, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                          /s/ Ernst & Young LLP


San Diego, California
January 17, 1997

                            CYPRESS BIOSCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                  DECEMBER 31,
                                                                           1996                 1995
                                                                       -----------         ------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $ 8,045,508         $  1,009,878
   Short-term investments                                                2,890,160                    -
   Accounts receivable:
     Trade, net of allowance for doubtful
       accounts of $181,377 in
       1996 and $200,312 in 1995                                           344,041               23,850
     Other                                                                 150,954              533,989
   Inventories                                                             973,767            1,148,506
   Prepaid expenses                                                        171,231              143,755
                                                                       -----------         ------------
     Total current assets                                               12,575,661            2,859,978

Property and equipment, net                                              2,351,928            1,425,020
Convertible debenture issuance costs, net                                   33,487              278,711
                                                                       ===========         ============
     Total assets                                                      $14,961,076         $  4,563,709
                                                                       ===========         ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                  $   999,442         $    892,501
     Accrued compensation                                                  485,751              456,939
     Accrued liabilities                                                   902,090              672,488
     Senior convertible debentures                                               -            1,500,000
     Current portion of notes payable                                       27,208               26,821
                                                                       -----------         ------------
       Total current liabilities                                         2,414,491            3,548,749

   Convertible debentures                                                  400,000            1,345,000
   Notes payable, net of current portion                                    12,020               25,972
   Accrued compensation                                                          -              168,750

   Commitments and contingencies

   Stockholders' equity:
     Common stock, $.02 par value; authorized 60,000,000
       shares; issued and outstanding, 34,573,111 and
       18,693,595 shares at December 31, 1996
       and 1995, respectively                                              691,462              373,872
     Additional paid-in capital                                         70,062,301           43,143,000
     Deferred compensation                                              (1,313,276)                   -
     Accumulated deficit                                               (57,305,922)         (44,041,634)
                                                                       -----------         ------------
       Total stockholders' equity                                       12,134,565             (524,762)
                                                                       ===========         ============
       Total liabilities and stockholders' equity                      $14,961,076         $  4,563,709
                                                                       ===========         ============


See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             YEARS ENDED DECEMBER 31,
                                                  1996                   1995                 1994
                                             ------------           -----------           -----------
Product sales                                $  1,967,976           $ 1,104,224           $ 4,918,126
Revenue under distribution agreement                  -               3,000,000                     -
                                             ------------           -----------           -----------
                                                1,967,976             4,104,224             4,918,126

Costs and expenses:
   Production costs                             1,482,563             2,041,422             2,571,168
   Sales and marketing                            794,356               819,907             3,550,037
   Research and development                     4,002,968             3,219,324             2,107,694
   General and administrative                   3,529,378             2,626,817             2,694,489
   Acquired in-process research and
     development                                5,146,943               625,000                     -
   Restructuring expense                          493,712               644,656                     -
   Debt conversion expense                        183,688               810,386                     -
                                             ------------           -----------           -----------
                                               15,633,608            10,787,512            10,923,388

Other income (expense):
   Interest income                                458,070               118,994                71,986
   Interest expense                               (56,726)             (261,958)             (218,036)
                                             ------------           -----------           -----------
                                                  401,344              (142,964)             (146,050)
                                             ------------           -----------           -----------

Net loss                                     $(13,264,288)          $(6,826,252)          $(6,151,312)
                                             ============           ===========           ===========

Net loss per share                           $      (0.45)          $     (0.39)          $     (0.40)
                                             ============           ===========           ===========
Shares used in computing net loss
   per share                                   29,206,470            17,598,735            15,243,860
                                             ============           ===========           ===========



    See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                             Common Stock            Additional
                                       ---------------------------      Paid-in       Deferred      Accumulated
                                         Shares        Par Value        Capital     Compensation      Deficit          Total
                                       ------------   ------------   ------------   ------------    ------------    ------------
Balance December 31, 1993                15,072,472   $    301,449   $ 35,602,346   $       --      $(31,064,070)   $  4,839,725

Stock options exercised                       1,000             20          2,605           --              --             2,625
Stock warrants exercised                      6,500            130         12,058           --              --            12,188
Stock warrants issued for services             --             --          483,000                                        483,000
Stock issued to match 401(k)
    contributions                            70,040          1,401        159,677           --              --           161,078
Stock issued in private
    placement                             1,850,000         37,000      2,596,415           --              --         2,633,415
Net loss                                       --             --             --             --        (6,151,312)     (6,151,312)
                                       ------------   ------------   ------------   ------------    ------------    ------------

Balance December 31, 1994                17,000,012        340,000     38,856,101           --       (37,215,382)      1,980,719

Stock issued for services                    61,141          1,223         86,322           --              --            87,545
Stock issued to match 401(k)
   contributions                             65,125          1,303        160,036           --              --           161,339
Stock issued for minority
    interest in CELx                        312,500          6,250        618,750           --              --           625,000
Stock issued for debt
    conversion                            1,254,817         25,096      3,421,791           --              --         3,446,887
Net loss                                       --             --             --             --        (6,826,252)     (6,826,252)
                                       ------------   ------------   ------------   ------------    ------------    ------------

Balance December 31, 1995                18,693,595        373,872     43,143,000           --       (44,041,634)       (524,762)

Stock options exercised                      47,500            950         84,050           --              --            85,000
Stock issued for services                    31,765            635         54,365           --              --            55,000
Stock issued for debenture
      interest                               12,005            240         28,963           --              --            29,203
Stock issued for debt
     conversion                           1,435,955         28,719      2,402,713           --              --         2,431,432
Stock issued to match 401(k)
     contributions                           50,791          1,016        100,910           --              --           101,926
Stock issued in January 1996
      private placement                   8,540,702        170,814     11,736,057           --              --        11,906,871
Stock issued in October 1996
      private placement                   3,468,000         69,360      6,215,554           --              --         6,284,914
Stock issued in conjunction with the
      acquisition of PRP, Inc.            2,292,798         45,856      4,539,740           --              --         4,585,596
Deferred compensation                          --             --        1,756,949     (1,756,949)           --              --
Amortization of deferred
      compensation                             --             --             --          443,673            --           443,673
Net loss                                       --             --             --             --       (13,264,288)    (13,264,288)
                                       ------------   ------------   ------------   ------------    ------------    ------------
Balance December 31, 1996                34,573,111   $    691,462   $ 70,062,301   $ (1,313,276)   $(57,305,922)   $ 12,134,565
                                       ============   ============   ============   ============    ============    ============

See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31,
                                                                1996               1995                1994
                                                            --------------    --------------    --------------
OPERATING ACTIVITIES
Net loss                                                    $  (13,264,288)   $   (6,826,252)   $   (6,151,312)
Adjustments to reconcile net loss to net cash used
    by operating activities:
   Depreciation and amortization                                   182,845           373,306           325,549
   Acquired in-process research and development                  5,146,943           625,000              --
   Amortization of deferred compensation                           443,673              --                --
   Common stock issued for services and expenses                   186,129           248,884           161,078
   Debt conversion expense                                         183,688           810,386              --
   Restructuring expense                                              --             644,656              --
   (Gain) loss on disposal of property and equipment               (11,110)           23,437              --
   Minority interest                                                  --                --              (3,436)
   Changes in operating assets and
   liabilities, net of effects
   from acquisition of PRP, Inc.
      Accounts receivable, net                                    (320,191)          394,549         2,228,102
      Other receivables                                           (111,020)           30,034           (14,634)
      Inventories                                                  174,739           345,806          (159,292)
      Prepaid expenses                                              39,655            64,805           174,232
      Accounts payable and accrued expenses                        (94,678)          345,259        (1,410,290)
                                                            --------------    --------------    --------------
      Net cash used by operating activities                     (7,443,615)       (2,920,130)       (4,850,003)

INVESTING ACTIVITIES
   Purchase of equipment                                          (997,602)         (714,947)         (549,486)
   Proceeds from sale of property and equipment                     36,735            30,393              --
   Purchase of short-term investments                           (2,890,160)             --                --
   Acquisition of PRP, Inc., net of $83,399 cash acquired         (361,029)             --                --
                                                            --------------    --------------    --------------
      Net cash used by investing activities                     (4,212,056)         (684,554)         (549,486)

FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                   18,276,785              --           2,648,228
   Proceeds from issuance of convertible debentures                500,000         1,000,000         4,245,000
   Payment of capital lease obligation and notes payable           (13,565)          (22,140)             --
   Notes payable, net                                                 --             (11,812)          (12,853)
   Debt issuance costs                                             (71,919)          (22,102)          (93,853)
                                                            --------------    --------------    --------------
      Net cash provided by financing activities                 18,691,301           943,946         6,786,522

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 7,035,630        (2,660,738)        1,387,033
   Cash and cash equivalents at beginning of the year            1,009,878         3,670,616         2,283,583
                                                            ==============    ==============    ==============
   Cash and cash equivalents at end of the year             $    8,045,508    $    1,009,878    $    3,670,616
                                                            ==============    ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                            $       14,681    $      322,968    $       11,824
                                                            ==============    ==============    ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
   Stock issued for debt conversion                         $    2,351,607    $    2,586,000    $           -
                                                            ==============    ==============    ==============

See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  FORMATION AND BUSINESS OF THE COMPANY

         Cypress Bioscience, Inc. ("Cypress" or the "Company") researches, develops, manufactures and markets medical devices and therapeutics for the treatment of certain types of immune disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The Company's first product, the PROSORBA(R) column, a medical device, treats a patient's defective immune system so that it can more effectively respond to certain diseases. Through its acquisition of PRP, Inc. in November 1996, the Company acquired rights to Infusible Platelet Membranes (IPM(TM)), which is positioned to become a substitute for traditional platelet transfusions.

         The Company commenced business activities in January 1982. The U.S. Food and Drug Administration ("FDA") approved the PROSORBA(R) column for commercial sale in December 1987 for the treatment of patients with idiopathic thrombocytopenic purpura ("ITP"), an immune-related bleeding disorder. The Company continues to devote most of its efforts to obtaining FDA marketing approval for the use of the PROSORBA(R) column for the treatment of additional autoimmune diseases as well as to the continued development of IPM(TM). The Company is currently conducting a Phase III pivotal clinical trial using the PROSORBA(R) column for therapy for rheumatoid arthritis as a follow-on to a pilot clinical trial completed in September 1995. Clinical trials for certain platelet disorders are being planned for 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

         The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents primarily represent funds invested in a money market fund whose cost approximates market value.

Inventories

         Inventories are stated at weighted average cost, determined on the first-in, first-out method, but not in excess of net realizable value.

Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over useful lives of three to five years, and leasehold improvements are amortized over the term of the related lease.

Convertible Debenture Issuance Costs

         Convertible debenture issuance costs are comprised primarily of the value assigned to stock warrants issued for placement agent services (see Note
8), other placement agent fees and legal expenses. Such costs are being amortized over the life of the related debentures.

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

         Revenue resulting from the settlement of the annual take-or-pay provisions of the Company's distribution agreement (see Note 6) was recognized at the end of the sales year period ended March 31, 1995.

Net Loss Per Share

         The computation of net loss per share is based upon the weighted average number of shares of common stock outstanding for each period. Options, warrants and Convertible Debentures have not been considered in the calculation inasmuch as they would be antidilutive.

3.   FINANCIAL STATEMENT DETAILS

Short-term Investments

         Short-term investments at December 31, 1996, which were classified as "available-for-sale," consisted of U.S. Treasury Notes with various maturity dates, all of which are due within one year of the date of purchase. The cost of these investments at December 31, 1996 approximates fair market value.

Inventories

         Inventories are comprised of the following as of December 31:

                                                        1996            1995
                                                    ------------    ------------
Raw materials and components                        $    214,632    $    513,883
Work in progress                                         700,815         557,222
Finished goods                                            58,320          77,401
                                                    ============    ============
                                                    $    973,767    $  1,148,506
                                                    ============    ============

Property and Equipment

         Property and equipment are comprised of the following as of December 31:

                                                       1996             1995
                                                   -----------      -----------
Laboratory and production equipment                $   629,269      $   602,152
Office equipment                                       537,244          281,914
Vehicles                                                20,924           52,097
Leasehold improvements                                  51,753           48,585
Construction in progress                             1,787,686          976,671
                                                   -----------      -----------
                                                     3,026,876        1,961,419
Accumulated depreciation and amortization             (674,948)        (536,399)
                                                   -----------      -----------
                                                   $ 2,351,928      $ 1,425,020
                                                   ===========      ===========

Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $171,015, $305,912, and $268,894, respectively.

Accrued Liabilities

         Accrued liabilities are comprised of the following as of December 31:

                                                         1996           1995
                                                     ------------   ------------
Accrued clinical trial costs                         $    590,473   $    250,858
Accrued convertible debenture interest                     18,718         64,200
Other                                                     292,899        357,430
                                                     ============   ============
                                                     $    902,090   $    672,488
                                                     ============   ============

Advertising Costs

         The Company incurred advertising expenses of approximately $18,000, $77,000 and $658,000 for the years ended December 31, 1996, 1995 and 1994, respectively, all of which were substantially for advertising agency costs.

4.  ACQUISITIONS

PRP, Inc.

         On November 1, 1996, the Company acquired all assets and assumed all liabilities of PRP, Inc. ("PRP"), a biopharmaceutical company located in Boston, Massachusetts engaged in the development of novel agents to treat blood and platelet disorders. The transaction has been accounted for as a purchase.

         In connection with the merger, the Company issued to certain debtholders of PRP, in full satisfaction and settlement of such indebtedness, units (with each unit consisting of two shares of common stock of the Company and one common stock purchase warrant) with a total value equal to approximately $4.5 million (based upon a price of $4.00 per unit). The Company recorded a charge to acquired in-process research and development for approximately $5.1 million, representing the excess of the purchase price over the net liabilities assumed.

         In addition, the Company is obligated to make earn-out payments on net sales, if any, of products developed using PRP's technology acquired by the Company in the acquisition. In conjunction with obtaining approval from the FDA of the use of IPM(TM) for the treatment of thrombocytopenia, the Company shall make an additional payment of $5 million (the "Milestone Payment"), with such payment being in the form of, at the Company's sole discretion, cash, Company common stock or a combination of the two.

          In consideration of certain investment banking advisory services provided by EGS Securities Corp. ("EGS") to PRP in connection with the Merger, the Company issued to EGS Units with a total value of approximately $120,000. In addition, the Company is obligated to pay EGS an amount in cash equal to two and one-half percent (2 1/2%) of each earn-out payment and the Milestone Payment made to the former PRP Stockholders, when and if such payments become due.

         Pursuant to the terms of the merger agreement, subject to limited exceptions, the Company is obligated to spend $4.0 million to commercialize and advance IPM(TM) as a principal product of the Company. After the Company has expended $4.0 million on the commercialization of IPM(TM), the Company has agreed to use commercially reasonable efforts to optimize commercialization of IPM(TM) and other existing products of PRP.

         The following unaudited pro forma data reflects the combined results of operations of the Company and PRP as though the acquisition had occurred on January 1, 1995, and assumes the charge of $5,147,000 for acquired in-process research and development was recorded on that date.


                         PRO FORMA RESULTS OF OPERATIONS
                                   (unaudited)

                                                        December 31,
                                              ----------------------------------
                                                   1996               1995
                                              --------------     --------------
   Revenues                                   $    2,029,773     $    4,104,224
   Net loss                                   $   (9,853,328)    $  (14,448,974)
   Net loss per share                         $        (0.32)    $        (0.73)

CELx Corporation

          In 1995, the Company and CELx Corporation ("CELx"), the Company's former majority owned subsidiary, agreed to the merger of CELx into the Company and the exchange of shares of CELx by persons other than the Company into an aggregate of 312,500 shares of the Company's common stock. The dissolution of CELx resulted in a charge of $625,000 recorded as acquired in-process research and development. The charge was based upon the fair market value of the Company's common stock.

5.   RESTRUCTURING EXPENSE

         In December 1995, the Company recorded a restructuring charge aggregating $645,000 relating to the Company's plan to consolidate its manufacturing facilities to one location in the state of Washington and to move all other operations to San Diego, California. This charge included approximately $350,000 related to write-downs of equipment and leasehold improvements for the manufacturing facility vacated in 1996, $200,000 related to abandonment of leases in Seattle and Princeton with the remainder related to a severance commitment with its former Executive Vice President who resigned in December 1995.

         In January 1996, the Company notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being terminated immediately as part of the restructuring. Such positions were from all departments of the Company. In March 1996, the Company entered into a termination agreement with its former Chief Scientific Officer. Costs related to these terminations were approximately $494,000 and were recorded as a restructuring expense in 1996. In addition, the Company incurred approximately $300,000 in costs associated with moving the administration, research and medical departments to San Diego, with most costs being attributable to relocation costs of the few members of management moving to San Diego. Such costs were recorded as general and administrative expenses in 1996.

         The Company has also incurred approximately $1.3 million of capital expenditures through December 31, 1996 in connection with the consolidation of its two Washington manufacturing facilities.

6.   DISTRIBUTION AGREEMENT

         Prior to April 1994, the PROSORBA(R) column was sold by the Company's internal sales force to physicians in the fields of immunology, hematology and oncology. In April 1994, Baxter Healthcare Corporation ("Baxter") assumed sales and marketing responsibilities under a 10-year exclusive agreement, granting distribution rights of the PROSORBA(R) column in the United States and Canada for the treatment of thrombocytopenia. Baxter, at its own expense, was to provide sales and marketing support for the sale of the product during the term of the agreement. The Company was to provide significant marketing and promotional support to Baxter for the first three years of the agreement.

         In April 1994, Baxter assumed sales and marketing responsibilities under a 10-year exclusive distribution agreement, granting distribution rights of the PROSORBA(R) column in the United States and Canada for the treatment of thrombocytopenia. Baxter, at its own expense, was to provide sales and marketing support for the sale of the product during the term of the agreement. The Company was to provide significant marketing and promotional support to Baxter for the first three years of the agreement.

         In March 1995, the two companies amended the agreement whereby Baxter:
(a) made a take-or-pay payment on March 31, 1995 for the first sales year of $3.0 million, (b) agreed to purchase $1.0 million of product during the second quarter of 1995, (c) released the Company from its obligation to provide marketing and promotional support for the second and third years of the agreement, (d) gave the Company the right to co-market with Baxter, (e) relinquished its first right to negotiate for new PROSORBA(R) column indications, and (f) agreed under certain circumstances to provide advance payments to the Company for Baxter's 1996 purchases. The Company agreed to eliminate purchase minimums and the take-or-pay concept included in the original agreement and freed Baxter to pursue competing thrombocytopenia therapies.

         Effective May 1, 1996, the Company and Baxter terminated the exclusive distribution agreement, whereby the Company regained the right to sell its PROSORBA(R) column directly to customers who had previously purchased the PROSORBA(R) column through Baxter as well as to any other potential customers who wish to purchase the PROSORBA(R) column.

7.   COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company leases approximately 14,400 square feet of production, laboratory and administrative facilities in Seattle, Washington under a lease expiring in 1999. In connection with the restructuring (see Note 5), this space was sub-leased to another party in April 1996 for the remainder of the lease term.

         The Company leases approximately 8,000 square feet of manufacturing facilities in Redmond, Washington under a lease expiring in 2004. The Company leases approximately 2,800 square feet of office space in San Diego, California under a lease expiring in 2001. This facility houses the Company's administrative offices. The lease for approximately 7,000 square feet of manufacturing facilities in Boston, which expires in 2001, was assumed in conjunction with the PRP acquisition.

         The table below indicates future minimum lease payments due, and sublease income to be received, over the remaining life of the leases, under the agreements in place as of December 31, 1996:

                                       Payments          Sublease Income
                                   ------------------   -------------------
     1997                                 $  534,388              $251,289
     1998                                    533,738               301,546
     1999                                    470,916               238,724
     2000                                    232,192                    -
     2001                                    122,098                    -
     Thereafter through 2005                 288,000                    -
                                   ==================   ===================
                                          $2,181,332              $791,559
                                   ==================   ===================

         Total rent expense was approximately $494,000, $521,000 and $417,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Sublease income was approximately $149,000 for the year ended December 31, 1996.

Patent Contingency

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


Severance Agreements

         The Company entered into a severance agreement as of December 28, 1995 with its former Chief Executive Officer. The terms of the severance agreement were based primarily on the termination clause of the employment agreement entered into between the former officer and the Company in September 1994. Such terms include the payment of $225,000 in 1996 and $168,750 in 1997. The total cost of this severance agreement of $393,750 was included in general and administrative expense in 1995.

         The Company entered into a severance agreement as of March 29, 1996 with its former Chief Scientific Officer, the terms of which correlate to the employment agreement renegotiated with the former officer as of December 28, 1995. Such terms include the payment of $244,000 in 1996 and the issuance of non-qualified stock options to purchase 705,000 shares of common stock at $2.25 per share. These options replaced an equal number of options outstanding at the date of termination.

Employment Agreements

         The Company entered into employment agreements in December 1995 with a new Chief Executive Officer and a new President, Chief Operating Officer. The agreements provide for specified compensation which include salary, signing bonuses, annual performance bonuses and a lump sum payments in the event of a termination of employment, without cause, as defined. Signing bonuses of approximately $100,000 were included in general and administrative expense in 1995. An additional $270,000 of bonuses were earned and included in general and administrative expenses in 1996.

         The agreements provided for the granting of an aggregate of 4,179,824 options to purchase the Company's Common Stock. The options were granted upon the closing of the private placement in January 1996 (see Note 10). Options to purchase 25% of the total amount granted vested immediately with the remainder to vest over a four year period. Such options will vest immediately upon a merger of the Company or in the event of a termination of employment without cause, as defined. The Company recorded a charge to deferred compensation expense of $1,756,949 to reflect the difference between the grant price and the deemed value for accounting purposes of the common stock issuable upon exercise of such options. The deferred compensation balance will be amortized over the service period of the options. Accordingly, the Company recorded amortization expense of $443,673 for the year ended December 31, 1996.

Defined Contribution Plan

         The Company sponsors a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code of 1986. This plan covers substantially all employees who provide more than 1,000 hours of service during the year.

         The Plan provides for matching contributions whereby the Company contributes common stock to the Plan on behalf of participants in an amount equal to 100% of the participants' contributions during the six-month periods ending on the last day of June and December. The Company's contributions will vest six months after the amount of the contribution is determined if the employee is still employed by the Company at the end of the vesting period, except for employees who have been with the Company more than five years for whom contributions will vest immediately. The expense recognized for shares contributed on behalf of employees was approximately $102,000, $161,000 and $161,000 for the years ended December 31, 1996, 1995 and 1994, respectively, based upon the market value of the Company's common stock on the date of the contribution.

8.    7% CONVERTIBLE DEBENTURES

         In April 1994, the Company completed a private placement of $4,245,000 principal amount of 7% convertible debentures due March 2001 ("7% Convertible Debentures"). Interest is payable in cash or shares of common stock at the option of the Company. The conversion price for the principal amount is $2.875 per share of registered common stock, the fair market value on the date of closing. The conversion price for the interest is the lower of $4.00 per share of Common Stock or the average closing price for the 10 days prior to the annual April 30 interest payment date. The debentures are redeemable by the Company after April 1998 at a redemption price of 106% of the principal amount reduced to 104% and 102% the following two years. Allen & Company Incorporated ("Allen & Company"), a shareholder of the Company, acted as placement agent with respect to a majority of this private placement and received a five-year warrant valued at $483,000 to purchase 300,000 shares of common stock at $2.875 for its services as placement agent. The cost of issuing the 7% Convertible Debentures, including the cost of the warrants, has been deferred and is reported on the accompanying balance sheet net of amortization expense which is being recorded over the term of the 7% Convertible Debentures. Allen & Company purchased $1.0 million of the 7% Convertible Debentures.

         In September 1995, the Company completed an exchange offering to holders of the 7% Convertible Debentures. The Company offered to exchange the 7% Convertible Debentures for restricted common stock at $2.25 per share. Of the original $4,245,000 outstanding principal amount, $2,200,000 of the 7% Convertible Debentures was converted. The Company recorded a non-cash expense of $810,386 which represents the fair market value of the increased number of shares issued under the terms of the offering compared to the original conversion terms. In the fourth quarter of 1995 and the first quarter of 1996, an additional $700,000 and $100,000, respectively, of 7% Convertible Debentures was converted into common stock at the original conversion price. For substantially all 7% Convertible Debentures that were converted, the interest accrued up to the date of conversion was paid through the issuance of common stock at either $2.25 per share or $2.875 per share. The Company also charged $314,000 to additional paid-in capital in 1995 for the unamortized deferred debt issuance costs related to the converted debentures.

          In March 1996, the Company completed a second exchange offering made to holders of its outstanding 7% Convertible Debentures. The Company offered to exchange the 7% Convertible Debentures for common stock of the Company at a price of $2.25 per share. Of the $1,245,000 outstanding principal amount, $845,000 was converted into 399,252 shares of common stock of the Company (which amount includes 23,700 shares issued as interest on the 7% Convertible Debentures), pursuant to the exchange offering. At December 31, 1996, there was outstanding principal of $400,000 of the 7% Convertible Debentures. In 1996, the Company charged an additional $93,000 to additional paid-in capital for the unamortized deferred debt issuance costs related to the debentures converted in 1996.

9.    SENIOR CONVERTIBLE DEBENTURES

         In December 1995, the Company completed a private placement of $1,500,000 principal amount of senior convertible debentures due in July 1996 ("Senior Convertible Debentures") to a group of investors, including $500,000 issued to Allen & Company. The Company received $1,000,000 in cash on 1995 and the remaining $500,000 during the first week of January 1996.

          In January 1996, the Senior Convertible Debentures, under their original terms, were automatically converted at $1.50 per share into 1,000,000 shares of the Company's common stock. The conversion was made simultaneously with the closing of a private placement of common stock (see Note 10).

10.    STOCKHOLDERS' EQUITY

Authorized Shares

         The Company is authorized to issue up to 15,000,000 shares of "blank check" preferred stock. Terms and rights of such preferred stock shall be determined by the Board of Directors when such preferred stock, if any, is issued.

Private Placements

         In January 1996, the Company sold approximately 8,500,000 shares of common stock for $1.50 per share in a private placement, resulting in net proceeds to the Company of approximately $12,000,000. As a result of this private placement, the Senior Convertible Debentures automatically converted into 1,000,000 shares of common stock (see Note 9). In addition, upon closing of the private placement, the Company issued stock options to the new Chief Executive Officer and President aggregating 4,159,824 shares at an exercise price of $1.50 per share.

         In October 1996, the Company completed a private placement of units with each unit consisting of two shares of common stock and one common stock purchase warrant (the "1996 Warrants") collectively priced at $4.00 per unit. Holders of each warrant are entitled to purchase one share of the Company's common stock at an exercise price of $2.00 per share over a five-year period. A total of 1,734,000 units were sold resulting in net proceeds to the Company of approximately $6.3 million.

Warrants

         In 1991, the Company granted warrants to purchase 749,900 shares of common stock to certain officers, directors and employees, which are exercisable through June 2001 at $1.875 per share. In September 1991, the Company granted warrants to purchase 1,850,000 shares of common stock at an exercise price of $2.50 per share in connection with its public offering of units. The warrants will expire on April 30, 1997, and are now redeemable by the Company at $0.75 each. In April 1994, the Company issued Allen & Company a five-year warrant to purchase 300,000 shares of Common stock at $2.875 for its services as a placement agent for the 7% Convertible Debentures (see Note 8). In conjunction with the private placement completed in October 1996, as well as in conjunction with the PRP acquisition, the Company granted warrants to purchase 2,880,399 shares of common stock. The warrants entitle the holder to purchase a share of common stock for $2.00 per share. The warrants expire in October 2001 and are redeemable, in certain circumstances, for $0.10 per warrant, beginning in September 1997.

Stock Options

         1996 Equity Incentive Plan. In April 1996, the Company adopted the 1996 Equity Incentive Plan authorizing the issuance of both incentive and non-qualified options to purchase the Company's common stock, as well as the granting of stock appreciation rights, stock bonuses and rights to purchase restricted stock. Under the plan, 7,000,000 shares of the Company's common stock are reserved for issuance to directors, officers and key employees of, and consultants and certain advisors to, the Company.

         Incentive Stock Options. In June 1985, the Company adopted an Incentive Stock Option and Appreciation Plan. The plan authorizes options to purchase, and appreciation rights with respect to, the Company's common stock, which may be granted to such officers and key employees as may be selected by the Board of Directors or a committee appointed by the Board to administer the plan. The plan was amended in June 1992 to increase the number of shares reserved for issuance to 750,000. The plan expired in 1995; however, options previously granted under the plan remain effective according to their respective terms and conditions.

         Non-Qualified Stock Options. The Company has reserved 572,000 shares of common stock for issuance under its 1988 Non-qualified Stock Option Plan, as amended in 1992 and 1995 (the "1988 Plan"). Under the 1988 Plan, directors, officers, employees and consultants may be granted non-qualified stock options at exercise prices and terms determined by the Board of Directors.

         Stock Options-Other. The Company has, at various times, granted to employees and others options to purchase common stock, other than from under a formal option plan.

         Options granted pursuant to each of the plans above have a term of up to ten years and generally vest over four years.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         The following table summarizes the activity of the Company's stock options and warrants:

                                                  Number of Warrants / Options
                             ------------------------------------------------------------------------
                                                 1996
                                                Equity       Incentive    Non-Qualified
                                               Incentive       Stock         Stock         Other
                               Warrants      Plan Options     Options        Options       Options
                             --------------  -------------- ------------  ------------- -------------
Balance December 31, 1993        2,569,700               -      216,200         75,000       762,835
     Granted                       300,000               -      100,500        810,000       110,000
     Exercised                      (6,500)              -       (1,000)             -             -
     Canceled                      (20,300)              -       (5,000)             -             -
     Expired                             -               -            -        (65,000)      (40,000)
                             --------------  -------------- ------------  ------------- -------------
Balance December 31, 1994        2,842,900               -      310,700        820,000       832,835
     Granted                             -               -            -      1,179,000        20,000
     Canceled                            -               -            -       (476,500)            -
     Expired                       (23,100)              -      (42,100)             -      (177,000)
                             --------------  -------------- ------------  ------------- -------------
Balance December 31, 1995        2,819,800               -      268,600      1,522,500       675,835
     Granted                     2,880,399       5,607,157            -         30,000       929,000
     Exercised                           -               -            -       (47,500)             -
     Canceled                     (335,000)        (20,000)    (207,600)      (533,000)     (454,000)
     Expired                             -               -            -      (500,000)             -
                             --------------  -------------- ------------  ------------- -------------
Balance December 31, 1996        5,365,199       5,587,157       61,000        472,000     1,150,835
                             ==============  ============== ============  ============= =============


         With respect to the Company's outstanding warrants at December 31, 1996, 5,365,199 warrants were exercisable at exercise prices ranging from $1.85 to $2.88 and 5,365,199 shares of common stock were reserved for future issuance.

         With respect to stock options, at December 31, 1996 there were 1,512,843 options available for future grant and 8,783,835 shares of common stock were reserved for future issuance.

         Following is a further breakdown of the options outstanding as of December 31, 1996:


                                     Weighted                                           Weighted
                                     Average                                            Average
                                    Remaining         Weighted                          Exercise
  Range of                         Contractual        Average                           Price of
  Exercise          Options          Life in          Exercise         Options          Options
   Prices         Outstanding         Years            Price         Exercisable       Exercisable
--------------    -------------    -------------    -------------    -------------    -------------
$1.00 - $1.50        4,417,074         8.95            $1.50            1,842,202        $1.50
$1.51 - $2.25        2,589,583         6.89             2.02              885,093         2.07
$2.26 - $3.25          168,105         4.81             2.69              168,105         2.69
$3.26 - $3.88           96,230         3.11             3.79               96,230         3.79
                  -------------                                      -------------
                     7,270,992                                          2,991,630

The weighted average exercise prices and fair values for 1996 are as follows:

                                                         Weighted Average
                                                -------------------------------
                  Exercise Price on                  Fair           Exercise
                    Date of Grant                   Value             Price
           ---------------------------------    ---------------    ------------
           Equal to market price of stock           $ 1.41           $ 2.04
           Less than market price of stock          $ 1.38           $ 1.51
           Exceeds market price of stock            $ 1.19           $ 3.43

         Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: a risk-free interest rate of 6.49%; a dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of 65%; and a life of the option of 7 years.

         The weighted average exercise prices for stock option activity are as follows:


                                            Number of Stock        Weighted
                                             Options Under          Average
                                               All Plans        Exercise Prices
                                           -----------------  -----------------
         Balance December 31, 1993                1,054,035              $2.49
             Granted                              1,020,500               2.50
             Exercised                              (1,000)               2.63
             Canceled                               (5,000)               3.00
             Expired                              (105,000)               2.51
                                           -----------------  -----------------
         Balance December 31, 1994                1,963,535               2.49
             Granted                              1,199,000               2.01
             Canceled                             (476,500)               2.05
             Expired                              (219,100)               2.53
                                           -----------------  -----------------
         Balance December 31, 1995                2,466,935               2.34
             Granted                              6,566,157               1.69
             Exercised                             (47,500)               1.79
             Canceled                           (1,214,600)               2.46
             Expired                              (500,000)               2.19
                                           -----------------  -----------------
         Balance December 31, 1996                7,270,992              $1.74
                                           =================  =================

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         1996           1995
                                                    ------------    -----------
Pro forma net loss (in thousands)                   $    (15,980)   $    (7,348)
Pro forma net loss per share                               (0.55)         (0.42)


         The proforma results above for 1996 and 1995 are not likely to be representative of the effects of applying FAS 123 on reported net income or loss for future years as these amounts reflect the expense for only two years or one year of vesting, respectively.

11.   INCOME TAXES

         Significant components of the Company's deferred income tax assets as of December 31, are as follows:

                                                     1996          1995
                                                     ----          ----
          Net operating loss carryforward        $ 14,639,000   $ 9,139,000
          Capitalized research & development        3,212,000            --
          Other                                     1,174,000       741,000
                                                 ------------   -----------
                                                   19,025,000     9,880,000
          Valuation allowed                       (19,025,000)   (9,880,000)
                                                 ------------   -----------
                                                 $         --   $        --
                                                 ------------   -----------

         As of December 31, 1996, the Company has accumulated Federal and California net operating loss carryforwards of approximately $42,944,000 and $2,257,000, respectively, which expire beginning in 1998. Additionally, the Company has Federal and California research and development tax credit carryforwards of approximately $600,000 and $10,000, respectively, which will begin expiring in 2004 unless previously utilized.

         In accordance with certain provision of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period will place an annual limitation on the Company's ability to utilize its existing net operating loss and tax credit carryforwards.

         As a result of the Company's sales of common stock in November 1990 and September 1991, the utilization of net operating loss carryforwards which had accumulated as of November 1991 will be limited to a prescribed amount in each successive year. However, the Company believes that this limitation will not have a material effect on the financial statements.

         Within the prior three year period, the Company underwent several private placements and debt to common stock conversions. However, the additional stock issuances during the prior three year period have not triggered an ownership change of greater than 50%.