Form 10-Q
period 1997-03-31
CYPRESS BIOSCIENCE INC
filed 1997-05-14
CIK 716054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997, or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from __________________ to_________________

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

                                 (619) 452-2323
               (Registrant's telephone number including area code)
                       ----------------------------------


         Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      [  X  ]    No    [    ]

         AT MAY 1, 1997, 34,573,111 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                This filing, without exhibits, contains 12 pages.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                          Page


Item 1 - Consolidated Balance Sheets as of
                           March 31, 1997 and December 31, 1996 .....................................     3

                    Consolidated Statements of Operations for the quarters ended
                           March 31, 1997 and 1996...................................................     4

                    Consolidated Statements of Cash Flows for the
                           quarters ended March 31, 1997 and 1996....................................     5

                    Notes to Consolidated Financial Statements ......................................     6

          Item 2 - Management's Discussion and Analysis of Financial
                              Condition and Results of Operations....................................     8

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings .................................................................    11

         Item 6 - Exhibits and Reports on Form 8-K ..................................................    11

         Signatures .................................................................................    12

                            CYPRESS BIOSCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31,               DECEMBER 31,
                                                                               1997                      1996
                                                                       ----------------------    ---------------------
                                                                            (UNAUDITED)                 (NOTE)
ASSETS
Current assets:
   Cash and cash equivalents                                                $  4,838,050              $  8,045,508
   Short-term investments                                                      3,922,600                 2,890,160
   Accounts receivable:
     Trade                                                                       490,408                   344,041
     Other                                                                       132,433                   150,954
   Inventories                                                                   796,590                   973,767
   Prepaid expenses                                                              135,960                   171,231
                                                                       ----------------------    ---------------------
     Total current assets                                                     10,316,041                12,575,661

Property and equipment, net                                                    2,314,299                 2,351,928
Convertible debenture issuance costs, net                                         31,546                    33,487
                                                                       ----------------------    ---------------------
     Total assets                                                           $ 12,661,886              $ 14,961,076
                                                                       ======================    =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $    342,175              $    999,442
     Accrued compensation                                                        296,517                   485,751
     Accrued liabilities                                                       1,392,715                   902,090
     Current portion of notes payable                                             21,576                    27,208
                                                                       ----------------------    ---------------------
       Total current liabilities                                               2,052,983                 2,414,491

   Convertible debentures                                                        400,000                   400,000
   Notes payable, net of current portion                                           9,985                    12,020

   Commitments and contingencies

   Stockholders' equity:
     Common stock, $.02 par value; authorized 60,000,000 shares;
       issued and outstanding, 34,573,111 and 34,573,111 shares
       at March 31, 1997 and December 31, 1996, respectively.                    691,462                   691,462
     Additional paid-in capital                                               70,062,301                70,062,301
     Deferred compensation                                                    (1,210,395)               (1,313,276)
     Accumulated deficit                                                     (59,344,450)              (57,305,922)
                                                                       ----------------------    ---------------------
       Total stockholders' equity                                             10,198,918                12,134,565
                                                                       ----------------------    ---------------------
       Total liabilities and stockholders' equity                           $ 12,661,886              $ 14,961,076
                                                                       ======================    =====================

See accompanying notes.

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED MARCH 31,
                                                      1997                    1996
                                            ------------------------  ----------------------

Product sales                                     $    816,458              $     17,676
Grant income                                            31,634                         -
                                            ------------------------  ----------------------
                                                       848,092                    17,676
                                            ------------------------  ----------------------

Costs and expenses:
   Production costs                                    601,334                   248,903
   Sales and marketing                                 315,166                    52,043
   Research and development                          1,490,247                   427,233
   General and administrative                          574,373                   960,151
   Restructuring expense                                     -                   441,676
   Debt conversion expense                                   -                   183,688
                                            ------------------------  ----------------------
Loss from Operations                                 2,981,120                 2,313,694
                                            ------------------------  ----------------------

Other income (expense):
   Interest income                                     102,806                   120,294
   Interest expense                                     (8,306)                  (25,367)
                                            ------------------------  ----------------------
                                                        94,500                    94,927
                                            ------------------------  ----------------------

Net loss                                          $ (2,038,528)              $(2,201,091)
                                            ========================  ======================


Net loss per share                                $      (0.06)              $     (0.08)
                                            ========================  ======================

Shares used in computing net loss
   per share                                        34,573,111                26,001,036
                                            ========================  ======================




See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      1997                     1996
                                                              ---------------------    --------------------
OPERATING ACTIVITIES
Net loss                                                          $ (2,038,528)           $ (2,201,091)
Adjustments to reconcile net loss to net cash used
    by operating activities:
   Depreciation and amortization                                        82,521                  44,862
   Amortization of deferred compensation                               102,881                 111,686
   Debt conversion expense                                                   -                 183,688
   Loss on disposal of property and equipment                              292                       -
   Changes in operating assets and liabilities, net                   (271,274)               (273,388)
                                                              ---------------------    --------------------
          Net cash used by operating activities                     (2,124,108)             (2,134,243)

INVESTING ACTIVITIES
   Purchase of equipment                                               (43,243)                (43,038)
  Purchase of short-term investments                                (1,032,440)                      -
                                                              ---------------------    --------------------
     Net cash used by investing activities                          (1,075,683)                (43,038)

FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                                -              12,109,340
   Proceeds from issuance of convertible debentures                          -                 500,000
   Payment of notes payable                                             (7,667)                 (5,980)
   Debt issuance costs                                                       -                 (71,929)
                                                              ---------------------    --------------------
     Net cash (used by) provided by financing activities                (7,667)             12,531,431

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (3,207,458)             10,354,150
   Cash and cash equivalents at beginning of period                  8,045,508               1,009,878
                                                              =====================    ====================
   Cash and cash equivalents at end of period                     $  4,838,050            $ 11,364,028
                                                              =====================    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                  $      1,172            $      4,334
                                                              =====================    ====================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
   Stock issued for debt conversion                               $               -       $  2,351,607
                                                              =====================    ====================


See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       FORMATION AND BUSINESS OF THE COMPANY

         The accompanying consolidated financial statements have been prepared by Cypress Bioscience, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K filed with the SEC.

         The Company researches, develops, manufactures and markets medical devices and therapeutics for the treatment of certain types of immune disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The Company's first product, the PROSORBA(R) column, a medical device, treats a patient's defective immune system so that it can more effectively respond to certain diseases. Through its acquisition of PRP, Inc. in November 1996, the Company acquired rights to Infusible Platelet Membranes (IPM), which is positioned to become a substitute for traditional platelet transfusions.

         The Company commenced business activities in January 1982. The U.S. Food and Drug Administration ("FDA") approved the PROSORBA(R) column for commercial sale in December 1987 for the treatment of patients with idiopathic thrombocytopenic purpura ("ITP"), an immune-mediated bleeding disorder. The Company continues to devote most of its efforts to obtaining FDA marketing approval for the use of the PROSORBA(R) column for the treatment of additional autoimmune diseases as well as to the continued development of IPM. The Company is currently conducting a Phase III pivotal clinical trial using the PROSORBA(R) column for therapy for rheumatoid arthritis as a follow-on to a pilot clinical trial completed in September 1995. Clinical trials for certain platelet disorders are being planned for 1997.

2.       INVENTORIES

         Inventories are comprised of the following:

                                                             March 31, 1997           December 31, 1996
                                                   ----------------------------  ---------------------------

          Raw materials and components                             $ 198,920                   $ 214,632
          Work in process                                            470,230                     700,815
          Finished goods                                             127,440                      58,320
                                                   ----------------------------  ---------------------------
                                                                   $ 796,590                   $ 973,767
                                                   ============================  ===========================


3.       PER SHARE INFORMATION

         The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures have not been considered in the calculation of net loss per share inasmuch as their effect would have been antidilutive.

4.       COMMITMENTS AND CONTINGENCIES

         The Company has been served with a complaint alleging that the Company has been and is infringing one or more claims of a certain patent issued to a third party in the manufacture, use and sale of its PROSORBA(R) column. The Company believes the claims to be without merit and intends to vigorously contest the claims. The Company further believes that any final resolution of the claims will not have a material adverse effect on the Company's financial position or results of operations.

5.       RESTRUCTURING EXPENSE

         The Company has incurred approximately $1.3 million of capital expenditures through March 31, 1997 in connection with the consolidation of its two Washington manufacturing facilities. That consolidation was completed in April 1997 with the Company receiving FDA GMP approval of the facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Exchange Act that involve risks and uncertainties. The Company's actual results could differ materially from those discussed below and elsewhere in this Report. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section, as well as other sections of this report, and those discussed in the Company's Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

         Revenues associated with shipments of the Company's PROSORBA(R) column were $816,458 and $17,676 for the quarters ended March 31, 1997 and 1996, respectively. The significant increase is a result of the Company regaining from Baxter Healthcare Corporation ("Baxter") the distribution rights to the PROSORBA(R) column in May 1996 and initiating direct sales and marketing efforts thereafter.

         Consolidated operating expenses of $3.0 million for the quarter ended March 31, 1997 compare to $2.3 million for the same period in 1996. This increase reflects a significant expansion in the Company's research and development activities, offset, in part, by a reduction in general and administrative expenses. As a percent of total revenues, operating expenses decreased significantly.

         During the first half of 1996, production was impacted by both the termination of the Baxter distribution agreement and the consolidation of the Company's manufacturing facilities undertaken in connection with the Company's restructuring. There were very few PROSORBA(R) columns shipped during the first four months of 1996 as the Company did not resume direct shipments to domestic customers until May 1996. Production costs of $601,334 and $248,903 for the quarters ended March 31, 1997 and 1996, respectively, reflect this unusual activity.

         Sales and marketing expenses for the quarters ended March 31, 1997 and 1996 were $315,166 and $52,043, respectively. This increase was anticipated and is related to the $800,000 increase in sales resulting from the Company's initiation of direct sales and marketing efforts.

         For the quarter ended March 31, 1997, research and development expenses were approximately $1.5 million. For the same period in 1996, such expenses were $427,233. The significant increase in 1997 is attributable to the Company's efforts to establish a stronger scientific base for its products. The majority of these efforts are directed to the Company's ongoing controlled clinical trial for use of the PROSORBA(R) column in rheumatoid arthritis. The Company expects further increases in research and development expenses in future periods as the aforementioned trial continues and with the expected launch of two clinical trials for Infusible Platelet Membranes (IPM) scheduled to begin later in 1997.

         The Company's efforts to control costs were reflected in considerably lower general and administrative expenses. General and administrative expenses were $574,373 and $960,151 for the quarters ended March 31, 1997 and 1996, respectively. The decline of $386,000, or 40%, over the comparable period in 1996 is a result of both a reduction in spending as well as non recurring expenses in 1996 associated with the Company's new Chief Executive Officer, and President and Chief Operating Officer, both of who joined the Company in December 1995, and severance payments paid to the Company's former Chief Scientific Officer in connection with his resignation in March 1996.

         Interest expense of $8,306 for the quarter ended March 31, 1997, compares to interest expense of $25,367 for the same period in 1996. The decline relates to the September 1995 and March 1996 conversions of the majority of the Company's outstanding 7% Convertible Debentures.

         In January 1996, the Company notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being eliminated immediately as part of the restructuring. Such positions were from all departments of the Company. Costs related to these elimination's were approximately $441,000 and were recorded as a restructuring expense in the three months ended March 31, 1996.

         The Company recorded a non-cash expense of approximately $184,000 for debt conversion expense in the quarter ended March 31, 1996. Such expense represented the fair market value of the increased number of shares issued by the Company under the terms of an exchange offering to holders of the Company's 7% Convertible Debentures to exchange one share of common stock of the Company for each $2.25 of outstanding principal (including any accrued and unpaid interest on such principal) of the 7% Convertible Debentures. Outstanding principal of $845,000 was tendered for exchange, leaving an outstanding principal balance of $400,000 as of both March 31, 1996 and March 31, 1997.

         The increase in total operating expenses was only partially offset by the increase in revenues, thereby resulting in a net loss of approximately $2.0 million for the quarter ended March 31, 1997, compared to a net loss of approximately $2.2 million for the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital as of March 31, 1997, was $8.3 million compared to $10.2 million at December 31, 1996. The decrease in working capital is attributable to the net loss for the quarter ended March 31, 1997.

         The Company expects to incur operating losses until it can obtain marketing approval from the FDA for additional disease indications for the PROSORBA(R) column, or obtain FDA approval for IPM, or until sales for the PROSORBA(R) column for its existing indication of idiopathic thrombocytopenic purpura ("ITP") increase significantly, in each case, if at all. A clinical trial is currently being conducted using the PROSORBA(R) column for rheumatoid arthritis therapy to obtain the necessary clinical data to apply to the FDA to obtain marketing approval. The Company expects to perform an interim analysis for this trial in mid-1997. There can be no assurance that the Company will be able to obtain FDA approval to market the PROSORBA(R) column for disease indications other than ITP. In addition, there can be no assurance that the interim data regarding the use of the PROSORBA(R) column for the therapy of rheumatoid arthritis will be favorable.

         During 1996, the Company implemented a restructuring plan which included consolidating its manufacturing facilities to one location in the state of Washington and moving all other operations of the Company to San Diego, California. The Company has incurred approximately $1.3 million of capital expenditures through March 31, 1997 to consolidate its two Washington manufacturing facilities. In April 1997, the Company's Redmond, Washington facility successfully completed the FDA GMP re-approval process, signifying the successful completion of the consolidation. The Company believes that the funds resulting from the private placements completed in 1996, coupled with the Company's reduction in expenses as a result of the restructuring, will provide the resources necessary to fund operations, including clinical trials, until early 1998.

PART II

Item 1 - Legal Proceedings

         Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         The Company has been served with a complaint alleging that the Company has been and is infringing one or more claims of a certain patent issued to a third party in the manufacture, use and sale of its PROSORBA(R) column. The Company believes the claims to be without merit and intends to vigorously contest the claims. The Company further believes that any final resolution of the claims will not have a material adverse effect on the Company's financial position or results of operations.


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits
          27.  Financial Data Schedule

     (b)  Reports on Form 8-K
          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Cypress Bioscience, Inc.


     May 14, 1997       /s/ Jay D. Kranzler
---------------------   ----------------------------------------------------
        Date            Jay D. Kranzler, M.D., Ph.D.
                        Chief Executive Officer, Chief Scientific Officer
                        and Vice Chairman of the Board
                        (Principal Executive Officer)



     May 14, 1997       /s/ Susan E. Feiner
---------------------   -----------------------------------------------------
        Date            Susan E. Feiner
                        Director of Finance, Controller
                        (Principal Accounting and Financial Officer)