Form 10-Q
period 1997-06-30
CYPRESS BIOSCIENCE INC
filed 1997-08-14
CIK 716054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997, or

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

                      ------------------------------------


         Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
   ------   ------


         AT JULY 31, 1997, 34,636,067 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.



                This filing, without exhibits, contains 13 pages.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                      Page
                                                                                                    ----


         Item 1 - Consolidated Balance Sheets as of
                      June 30, 1997 and December 31, 1996..........................................   3

                  Consolidated Statements of Operations for the quarter and six
                      months ended  June 30, 1997 and 1996.........................................   4

                  Consolidated Statements of Cash Flows for the
                      six months ended June 30, 1997 and 1996......................................   5

                  Notes to Consolidated Financial Statements.......................................   6


         Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................................   8

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings................................................................  12

         Item 6 - Exhibits and Reports on Form 8-K.................................................  12

         Signatures................................................................................  13

                            CYPRESS BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                            JUNE 30,             DECEMBER 31,
                                                                              1997                   1996
                                                                          ------------           ------------
                                                                           (UNAUDITED)                (NOTE)
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                               $  3,990,154           $  8,045,508
  Short-term investments                                                     2,965,850              2,890,160
  Accounts receivable:
    Trade                                                                      419,519                344,041
    Other                                                                      192,819                150,954
  Inventories                                                                  708,626                973,767
  Prepaid expenses                                                              79,444                171,231
                                                                          ------------           ------------
    Total current assets                                                     8,356,412             12,575,661

Property and equipment, net                                                  2,218,424              2,351,928
Convertible debenture issuance costs, net                                       29,605                 33,487
                                                                          ------------           ------------
    Total assets                                                          $ 10,604,441           $ 14,961,076
                                                                          ============           ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $    375,774           $    999,442
  Accrued compensation                                                         316,627                485,751
  Accrued liabilities                                                        1,800,304                902,090
  Current portion of notes payable                                              13,721                 27,208
                                                                          ------------           ------------
    Total current liabilities                                                2,506,426              2,414,491

Convertible debentures                                                         400,000                400,000
Notes payable, net of current portion                                            9,926                 12,020

Commitments and contingencies

Stockholders' equity:
  Common stock, $.02 par value; authorized 60,000,000 shares;
    issued and outstanding, 34,573,111 shares at June
    30, 1997 and December 31, 1996                                             691,462                691,462
  Additional paid-in capital                                                70,061,625             70,062,301
  Deferred compensation                                                     (1,085,013)            (1,313,276)
  Accumulated deficit                                                      (61,979,985)           (57,305,922)
                                                                          ------------           ------------
    Total stockholders' equity                                               7,688,089             12,134,565
                                                                          ------------           ------------
    Total liabilities and stockholders' equity                            $ 10,604,441           $ 14,961,076
                                                                          ============           ============


See accompanying notes.

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   QUARTER ENDED JUNE 30,                        SIX MONTHS ENDED JUNE 30,
                                                1997                    1996                  1997                   1996
                                            ------------           ------------           ------------           ------------
 Product sales                              $    732,838           $    588,057           $  1,549,296           $    605,733
 Grant income                                     62,270                   --                   93,904                   --
                                            ------------           ------------           ------------           ------------
                                                 795,108                588,057              1,643,200                605,733
                                            ------------           ------------           ------------           ------------


 Costs and expenses:
   Production costs                              360,687                211,233                962,021                460,136

   Sales and marketing                           437,776                108,957                752,942                161,000

   Research and development                    2,096,068                663,811              3,586,315              1,091,044

   General and administrative                    630,502                845,619              1,204,875              1,805,770

   Restructuring expense                            --                   11,935                   --                  453,611

   Debt conversion expense                          --                     --                     --                  183,688
                                            ------------           ------------           ------------           ------------
                                               3,525,033              1,841,555              6,506,153              4,155,249
                                            ------------           ------------           ------------           ------------

 Loss from operations                         (2,729,925)            (1,253,498)            (4,862,953)            (3,549,516)

 Other income (expense):
   Interest income                               102,359                128,061                205,165                248,355
   Interest expense                               (7,969)                (8,231)               (16,275)               (33,598)
                                            ------------           ------------           ------------           ------------
                                                  94,390                119,830                188,890                214,757
                                            ------------           ------------           ------------           ------------


 Net loss                                   $ (2,635,535)          $ (1,133,668)          $ (4,674,063)          $ (3,334,759)
                                            ============           ============           ============           ============


 Net loss per share                         $      (0.08)          $      (0.04)          $      (0.14)          $      (0.12)
                                            ============           ============           ============           ============

 Shares used in computing net loss
    per share                                 34,573,111             28,728,276             34,573,111             27,171,713
                                            ============           ============           ============           ============




See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                     1997                    1996
                                                                   ------------           ------------
 OPERATING ACTIVITIES
 Net loss                                                          $ (4,674,063)          $ (3,334,759)
 Adjustments to reconcile net loss to net cash used
    by operating activities:
   Depreciation and amortization                                        209,582                 88,512
   Amortization of deferred compensation                                228,263                217,880
   Debt conversion expense                                                 --                  183,688
   Loss (Gain) on disposal of property and equipment                      2,049                (11,110)
   Common stock issued for services and expenses                           --                   86,898
   Accounts receivable allowance                                           --                   29,145
   Changes in operating assets and liabilities, net                     345,007             (1,887,095)
                                                                   ------------           ------------
           Net cash used by operating activities                     (3,889,162)            (4,626,841)

 INVESTING ACTIVITIES
   Purchase of equipment                                                (74,921)              (209,187)
   Short-term investments                                               (75,690)                  --
                                                                   ------------           ------------
      Net cash used by investing activities                            (150,611)              (209,187)

 FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                              --               12,109,340
   Proceeds from issuance of convertible debentures                        --                  500,000
   Payment of notes payable                                             (15,581)               (12,120)
   Debt issuance costs                                                     --                  (71,929)
                                                                   ------------           ------------
      Net cash (used by) provided by financing activities               (15,581)            12,525,291

 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (4,055,354)             7,689,263
 Cash and cash equivalents at beginning of period                     8,045,508              1,009,878
                                                                   ------------           ------------
 Cash and cash equivalents at end of period                        $  3,990,154           $  8,699,141
                                                                   ============           ============

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES
   Stock issued for debt conversion                                $          -           $  2,351,607
                                                                   ============           ============


See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       FORMATION AND BUSINESS OF THE COMPANY

         The accompanying consolidated financial statements have been prepared by Cypress Bioscience, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K filed with the SEC.

         The Company researches, develops, manufactures and markets medical devices and therapeutics for the treatment of certain types of immune disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The Company's first product, the PROSORBA(R) column, a medical device, treats a patient's defective immune system so that it can more effectively respond to certain diseases. Through its acquisition of PRP, Inc. in November 1996, the Company acquired rights to Cyplex(TM) platelet alternative previously known as Infusible Platelet Membranes (IPM), which is positioned to become an alternative to traditional platelet transfusions.

         The Company commenced business activities in January 1982. The U.S. Food and Drug Administration ("FDA") approved the PROSORBA(R) column for commercial sale in December 1987 for the treatment of patients with Idiopathic Thrombocytopenic Purpura ("ITP"), an immune-mediated bleeding disorder. The Company continues to devote most of its efforts to obtaining FDA marketing approval for the use of the PROSORBA(R) column for the treatment of additional autoimmune diseases as well as to the continued development of Cyplex(TM) platelet alternative. The Company is currently conducting a Phase III pivotal clinical trial using the PROSORBA(R) column for therapy for rheumatoid arthritis as a follow-on to a pilot clinical trial completed in September 1995. Clinical trials for certain platelet disorders are being planned for 1998.

2.       INVENTORIES

         Inventories are comprised of the following:

                                             June 30, 1997    December 31, 1996
                                             -------------    -----------------
         Raw materials and components            $ 144,066            $ 214,632
         Work in process                           481,040              700,815
         Finished goods                             83,520               58,320
                                             -------------    -----------------
                                                 $ 708,626            $ 973,767
                                             =============    =================


3.       PER SHARE INFORMATION

         The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures have not been considered in the calculation of net loss per share inasmuch as their effect would have been antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earning per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earning per share for the quarters presented is not expected to be material.

4.       COMMITMENTS AND CONTINGENCIES

The Company has settled a patent infringement claim filed against the Company on February 6, 1997, in the United States District Court for the Western District of Washington alleging that the manufacture, use and sale of the Company's PROSORBA(R) column infringes a patent issued to Dr. Meir Strahilevitz (the "Strahilevitz Patent"). Pursuant to the terms of the settlement, the Company was granted a nonexclusive license permitting the Company to use the Strahilevitz Patent in connection with the manufacture, use and sale of its PROSORBA(R) column for the treatment of Idiopathic Thrombocytopenic Purpura
(ITP) and Rheumatoid Arthritis. In exchange for such license, the Company has agreed to pay Dr. Strahilevitz a license fee and royalty payments during the life of the Strahilevitz Patent. The settlement of the claim did not and will not have a material impact on the Company's business, financial position or results of operations.

5.       RESTRUCTURING EXPENSE

         The Company has incurred approximately $1.3 million of capital expenditures through June 30, 1997 in connection with the consolidation of its two Washington manufacturing facilities. That consolidation was completed in April 1997 with the Company receiving FDA GMP approval of the facility.

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

RESULTS OF OPERATIONS

         Revenues associated with shipments of the Company's PROSORBA(R) column were $733,000 and $1.5 million for the quarter and six months, respectively, ended June 30, 1997 compared to $588,000 and $606,000 for the same periods, respectively, in 1996. The significant increase is a result of the Company regaining from Baxter Healthcare Corporation ("Baxter") the distribution rights to the PROSORBA(R) column in May 1996 and initiating direct sales and marketing efforts thereafter. Although the Company's direct sales and marketing efforts have proven more effective than those under the Baxter distribution agreement, idiopathic thrombocytopenic purpura (ITP) remains a small, niche market. In 1996 the Company initiated a Phase IV marketing study for use of the PROSORBA(R) column in ITP in an effort to generate more rigorous clinical data than has been available to date. Such data will be necessary before any appreciable increase in sales, above their current levels, can be expected. Enrollment to date in this study has been below original expectations and may delay any such increases in sales.

         Consolidated operating expenses increased to $3.5 million and $6.5 million for the quarter and six months, respectively, ended June 30, 1997 from to $1.8 million and $4.2 million for the same periods, respectively, in 1996. This increase reflects a significant expansion in the Company's research and development activities, offset, in part, by a reduction in general and administrative expenses. As a percent of total revenues, operating expenses decreased significantly.


         During the first half of 1996, production was impacted by both the termination of the Baxter distribution agreement and the consolidation of the Company's manufacturing facilities undertaken in connection with the Company's restructuring. There were very few PROSORBA(R) columns shipped during the first four months of 1996 as the Company did not resume direct shipments to domestic customers until May 1996. Production costs of $361,000 and $962,000 for the quarter and six months ended June 30, 1997 and of $211,000 and $460,000 for the corresponding periods, respectively, of 1996 reflect this unusual activity.

         Sales and marketing expenses for the quarter and six months ended June 30, 1997 increased to $438,000 and $753,000, respectively, from $109,000 and $161,000 for the corresponding periods in 1996. This increase was anticipated and is related to the $944,000 increase in sales during the first half of the year resulting from the Company's initiation of direct sales and marketing efforts.

         For the quarter and six months ended June 30, 1997, research and development expenses were approximately $2.1 million and $3.6 million, respectively. For the same periods in 1996, such expenses were $664,000 and $1.1 million, respectively. The significant increase in 1997 is attributable to the Company's efforts to establish a stronger scientific base for its products. The majority of these efforts are directed to the Company's ongoing controlled clinical trial for use of the PROSORBA(R) column in rheumatoid arthritis. The Company expects further increases in research and development expenses in future periods as the aforementioned trial continues and with the expected launch of a Phase II dose-ranging clinical trial for Cyplex(TM) platelet alternative, previously known as Infusible Platelet Membranes (IPM), scheduled to begin in 1998.

         In July 1997, the Company announced that an independent Data Safety and Monitoring Board (DSMB) reviewing the interim data from its pivotal trial of the PROSORBA(R) column in rheumatoid arthritis (RA) recommended that the trial be continued. The DSMB had earlier been instructed by the Company to recommend either the continuation or cessation of the trial based upon pre-determined stopping rules, including an efficacy threshold and safety profile of the treatment. Based upon the DSMB's recommendation, Company management, who remain blinded to the data, will continue the trial of its novel rheumatoid arthritis therapy.

         In the trial, patients undergo 12 weekly PROSORBA(R) column treatments, followed by 12 weeks of observation. Each treatment entails a two-hour plasmapheresis procedure, either with the PROSORBA(R) column or a control procedure of plasmapheresis alone. During this 24-week period, the patient is removed from all other RA-specific therapy. At week 20, the patient's health is assessed based on the criteria recently adopted by the American College of Rheumatology (ACR) and compared to their pre-treatment baseline. The ACR criteria are a set of measures including patient and physician assessments of disease activity that have been specifically developed for use in clinical trials of new therapies for rheumatoid arthritis. Approximately 250 patients were originally scheduled to be enrolled in 12 leading arthritis centers around the United States. The DSMB reviewed the interim results from the first 63 patients and recommended that the trial be continued, indicating that the Company was on track to attain its targeted 20% differential response rate. The DSMB also recommended that the next interim analysis be conducted when 90 patients have completed the protocol and that at that time a total of 120 to 130 patients be enrolled. The Company estimates that this will occur in January 1998. FDA approval for this indication would expand the use of the PROSORBA(R) column to the treatment of RA, an estimated $2 billion market.

         The Company set the 20% differential response rate for continuation of the RA trial after extensive analysis of the literature and discussion with its advisors as to what outcomes could lead to a significant product both from a
clinical and commercial perspective.   The 20% differential response rate was
viewed by the Company and its clinical advisors as an aggressive threshold for product performance, and is consistent with the original assumptions used in designing the trial. Although the Company remains blinded to the distribution of the treated patients into the two groups, namely placebo and treatment, they were encouraged by the fact that, as anticipated, 11 of the 63 patients included in the interim analysis had responded.

         The Company's efforts to control costs were reflected in considerably lower general and administrative expenses. General and administrative expenses were $631,000 and $1.2 million for the quarter and six months ended June 30, 1997, respectively. For the comparable periods in 1996 such expenses were $846,000 and $1.8 million, respectively. The decline of $601,000, or 33%, over the comparable period in 1996 is a result of both a reduction in spending as well as of non-recurring expenses in 1996 associated with the hiring of the Company's new Chief Executive Officer, and President and Chief Operating Officer, both of who joined the Company in December 1995, and severance payments paid to the Company's former Chief Scientific Officer in connection with his resignation in March 1996.


         Interest expense of $8,000 and $16,000 for the quarter and six months, respectively, ended June 30, 1997 compares to interest expense of $8,000 and $34,000 for the same periods, respectively, in 1996. The decline in interest expense relates to the September 1995 and March 1996 conversions of the majority of the Company's outstanding 7% Convertible Debentures.

         In January 1996, the Company notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being eliminated immediately as part of the restructuring. Such positions were from all departments of the Company. Costs related to these elimination's were approximately $440,000 and were recorded as a restructuring expense in the six months ended June 30, 1996.

         The Company recorded a non-cash expense of $183,688 as debt conversion expense in the six months ended June 30, 1996. Such expense represented the fair market value of the increased number of shares issued by the Company under the terms of an exchange offering to holders of the Company's 7% Convertible Debentures to exchange one share of common stock of the Company for each $2.25 of outstanding principal (including any accrued and unpaid interest on such principal) of the 7% Convertible Debentures. Outstanding principal of $845,000 was tendered for exchange, leaving an outstanding principal balance of $400,000 as of both June 30, 1997 and June 30, 1996.

         The increase in total operating expenses was only partially offset by the increase in revenues, thereby resulting in a net loss of approximately $2.6 million and $4.7 million for the quarter and six months, respectively, ended June 30, 1997 compared to a net loss of approximately $1.1 million and $3.3 million for the same periods, respectively, in 1996.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital as of June 30, 1997 was $5.8 million, compared to $10.2 million at December 31, 1996. The decrease in working capital is attributable to the net loss for the six months ended June 30, 1997.


         The Company expects to incur operating losses until it can obtain marketing approval from the FDA for additional disease indications for the PROSORBA(R) column, or obtain FDA approval for Cyplex(TM) platelet alternative, or until sales of the PROSORBA(R) column for its existing indication of ITP increase significantly. A clinical trial is currently being conducted using the PROSORBA(R) column for rheumatoid arthritis therapy to obtain the necessary clinical data to apply to the FDA to obtain marketing approval. The Company expects to perform a second interim analysis for this trial in January 1998. There can be no assurance that the Company will be able to obtain FDA approval to market the PROSORBA(R) column for disease indications other than ITP or that sales of the PROSORBA(R) column will increase significantly, if at all. In addition, there can be no assurance that the interim data regarding the use of the PROSORBA(R) column for the therapy of rheumatoid arthritis will continue to be favorable or that the Company will be able to apply to or obtain approval from the FDA with respect to the use of the PROSORBA(R) column for the treatment of RA.


         During 1996, the Company implemented a restructuring plan which included consolidating its manufacturing facilities to one location in the state of Washington and moving all other operations of the Company to San Diego, California. The Company has incurred approximately $1.3 million of capital expenditures through June 30, 1997 to consolidate its two Washington
manufacturing facilities.   In April 1997, the Company's Redmond, Washington
facility successfully completed the FDA GMP re-approval process, signifying the successful completion of the consolidation. The Company believes that it's existing cash and proceeds from sales of the PROSORBA(R) column, will provide the resources necessary to fund operations, including clinical trials, until early 1998.

         PART II

Item 1 - Legal Proceedings

         Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         The Company has settled a patent infringement claim filed against the Company on February 6, 1997, in the United States District Court for the Western District of Washington alleging that the manufacture, use and sale of the Company's PROSORB(R) column infringes a patent issued to Dr. Meir Strahilevitz (the "Strahilevitz Patent"). Pursuant to the terms of the settlement, the Company was granted a nonexclusive license permitting the Company to use the Strahilevitz Patent in connection with the manufacture, use and sale of its PROSORBA(R) column for the treatment of Idiopathic Thrombocytopenic Purpura (ITP) and Rheumatoid Arthritis. In exchange for such license, the Company has agreed to pay Dr. Strahilevitz a license fee and royalty payments during the life of the Strahilevitz Patent. The settlement of the claim did not and will not have a material impact on the Company's business, financial position or results of operations.





Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits


         27.  Financial Data Schedule

    (b)  Reports on Form 8-K
         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Cypress Bioscience, Inc.


    August 14, 1997                 /s/ Jay D. Kranzler
------------------------------      -----------------------------------------
         Date                       Jay D. Kranzler, M.D., Ph.D.
                                    Chief Executive Officer, Chief Scientific
                                    Officer and Vice Chairman of the Board
                                    (Principal Executive Officer)



    August 14, 1997                 /s/ Susan E. Feiner
------------------------------      -----------------------------------------
         Date                       Susan E. Feiner
                                    Director of Finance, Controller
                                    (Principal Accounting and Financial Officer)