Form 10-Q
period 1997-09-30
CYPRESS BIOSCIENCE INC
filed 1997-11-14
CIK 716054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

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

     AT NOVEMBER 1, 1997, 34,636,067 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                  This filing, without exhibits, contains 15.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                        Page
                                                                                      ----
    Item 1 - Condensed Consolidated Balance Sheets as of
                     September 30, 1997 and December 31, 1996 .....................     3

              Condensed Consolidated Statements of Operations for the quarter
                     and nine months ended September 30, 1997 and 1996.............     4

              Condensed Consolidated Statements of Cash Flows for the
                     nine months ended September 30, 1997 and 1996.................     5

              Notes to Condensed Consolidated Financial Statements ................     6

    Item 2 - Management's Discussion and Analysis of Financial
                        Condition and Results of Operations........................     9

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings ....................................................    13

    Item 6 - Exhibits and Reports on Form 8-K .....................................    14

    Signatures ....................................................................    15

                            CYPRESS BIOSCIENCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           1997               1996
                                                                       -------------      ------------
                                                                        (UNAUDITED)          (NOTE)
ASSETS
    Current assets:
       Cash and cash equivalents                                       $   2,544,198      $  8,045,508
       Short-term investments                                              1,923,076         2,890,160
       Accounts receivable:
         Trade                                                               371,508           344,041
        Other                                                                152,631           150,954
      Inventories                                                            787,752           973,767
      Prepaid expenses                                                       125,270           171,231
                                                                       -------------      ------------
        Total current assets                                               5,904,435        12,575,661

    Property and equipment, net                                            2,106,621         2,351,928
    Convertible debenture issuance costs, net                                 27,663            33,487
                                                                       =============      ============
       Total assets                                                    $   8,038,719      $ 14,961,076
                                                                       =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                  $     645,913      $    999,442
     Accrued compensation                                                    331,744           485,751
     Accrued liabilities                                                   1,220,812           902,090
     Current portion of capital lease obligations                              6,637            27,208
                                                                       -------------      ------------
       Total current liabilities                                           2,205,106         2,414,491

   Convertible debentures                                                    400,000           400,000
   Capital lease obligations, less current portion                             8,843            12,020

   Commitments and contingencies

   Stockholders' equity:
     Common stock, $.02 par value; authorized 60,000,000 shares;
       issued and outstanding, 34,636,067 and 34,573,111 shares at
       September 30, 1997 and December 31, 1996, respectively                692,721           691,462
     Additional paid-in capital                                           70,205,463        70,062,301
     Deferred compensation                                                  (763,086)       (1,313,276)
     Accumulated deficit                                                 (64,710,328)      (57,305,922)
                                                                       -------------      ------------
       Total stockholders' equity                                          5,424,770        12,134,565
                                                                       =============      ============
       Total liabilities and stockholders' equity                      $   8,038,719      $ 14,961,076
                                                                       =============      ============


See accompanying notes.


Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                            CYPRESS BIOSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          QUARTER ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                      ----------------------------------      ----------------------------------
                                           1997                1996                1997                1996
                                      --------------      --------------      --------------      --------------
Product sales                         $      658,335      $      671,816      $    2,207,631      $    1,277,549
Grant income                                  85,293                --               179,197                --
                                      --------------      --------------      --------------      --------------
                                             743,628             671,816           2,386,828           1,277,549
                                      --------------      --------------      --------------      --------------

Costs and expenses:
   Production costs                          354,024             377,056           1,316,045             837,192
   Sales and marketing                       262,754             268,417           1,015,696             429,417
   Research and development                1,844,672           1,049,615           5,430,987           2,140,659
   General and administrative              1,095,729             835,278           2,300,604           2,641,048
   Restructuring expense                        --                 6,479                --               460,090
   Debt conversion expense                      --                  --                  --               183,688
                                      --------------      --------------      --------------      --------------
                                           3,557,179           2,536,845          10,063,332           6,692,094
                                      --------------      --------------      --------------      --------------
Loss from operations                      (2,813,551)         (1,865,029)         (7,676,504)         (5,414,545)


Other income (expense):
   Interest income                            91,021              95,277             296,186             343,632
   Interest expense                           (7,813)            (12,237)            (24,088)            (45,835)
                                      --------------      --------------      --------------      --------------
                                              83,208              83,040             272,098             297,797
                                      --------------      --------------      --------------      --------------

Net loss                              $   (2,730,343)     $   (1,781,989)     $   (7,404,406)     $   (5,116,748)
                                      ==============      ==============      ==============      ==============


Net loss per share                    $        (0.08)     $        (0.06)     $        (0.21)     $        (0.19)
                                      ==============      ==============      ==============      ==============

Shares used in computing net loss
   per share                              34,630,850          28,760,966          34,592,569          27,649,052
                                      ==============      ==============      ==============      ==============


See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                             ----------------------------------
                                                                  1997                1996
                                                             --------------      --------------
OPERATING ACTIVITIES
Net loss                                                     $   (7,404,406)     $   (5,116,748)
Adjustments to reconcile net loss to net cash used
    by operating activities:
   Depreciation and amortization                                    352,482             132,647
   Amortization of deferred compensation                            542,970             337,651
   Debt conversion expense                                             --               183,688
   Loss (gain) on disposal of property and equipment                  1,094             (11,110)
   Common stock issued to 401(k) plan                                88,597              57,935
   Common stock issued for services and expenses                       --                29,203
   Accounts receivable allowance                                       --                29,145
   Changes in operating assets and liabilities, net                  39,562          (2,067,897)
                                                             --------------      --------------
          Net cash used by operating activities                  (6,379,701)         (6,425,486)

INVESTING ACTIVITIES
   Purchase of equipment                                           (105,630)           (842,243)
  Proceeds from sale of fixed assets                                  3,185              36,735
  Short-term investments                                            967,084                --
                                                             --------------      --------------
     Net cash provided by (used by) investing activities            864,639            (805,508)

FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                        37,500          12,099,380
   Proceeds from issuance of convertible debentures                    --               500,000
   Payment of notes payable and capital lease obligation            (23,748)            (18,706)
   Debt issuance costs                                                 --               (71,919)
                                                             --------------      --------------
     Net cash provided by financing activities                       13,752          12,508,755

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (5,501,310)          5,277,761
Cash and cash equivalents at beginning of period                  8,045,508           1,009,878
                                                             ==============      ==============
Cash and cash equivalents at end of period                   $    2,544,198      $    6,287,639
                                                             ==============      ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
   Stock issued for debt conversion                          $         --        $    2,351,607
                                                             ==============      ==============


See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

         The Company researches, develops, manufactures and markets medical devices and therapeutics for the treatment of certain types of immune system disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The Company's first product, the PROSORBA(R) column, a medical device, treats a patient's defective immune system so that it can more effectively respond to certain diseases. Through its acquisition of PRP, Inc. in November 1996, the Company acquired rights to Cyplex(TM) platelet alternative, previously known as Infusible Platelet Membranes ("IPM"), which is positioned to become an alternative to traditional platelet transfusions.

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

2.       INVENTORIES

         Inventories are comprised of the following:

                                 September 30, 1997     December 31, 1996
                                 ------------------     -----------------
Raw materials and components     $          220,017     $         214,632
Work in process                             433,455               700,815
Finished goods                              134,280                58,320
                                 ------------------     -----------------
                                 $          787,752     $         973,767
                                 ==================     =================

3.       PER SHARE INFORMATION

         The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures have not been considered in the calculation of net loss per share inasmuch as their effect would have been antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The adoption of Statement No. 128 will not have any effect as the Company had incurred losses for the quarters presented.

4.       COMMITMENTS AND CONTINGENCIES

         The Company has settled a patent infringement claim filed against the Company on February 6, 1997, in the United States District Court for the Western District of Washington alleging that the manufacture, use and sale of the Company's PROSORBA(R) column infringes a patent issued to Dr. Meir Strahilevitz (the "Strahilevitz Patent"). Pursuant to the terms of the settlement, the Company was granted a nonexclusive license permitting the Company to use the Strahilevitz Patent in connection with the manufacture, use and sale of its PROSORBA(R) column for the treatment of Idiopathic Thrombocytopenic Purpura ("ITP") and Rheumatoid Arthritis. In exchange for such license, the Company has agreed to pay Dr. Strahilevitz a license fee and royalty payments during the life of the Strahilevitz Patent. The settlement of the claim did not and will not have a material impact on the Company's business, financial position or results of operations.

5.       RESTRUCTURING EXPENSE

         The Company has incurred approximately $1.3 million of capital expenditures through September 30, 1997 in connection with the consolidation of its two Washington manufacturing facilities. That consolidation was completed in April 1997 with the Company receiving FDA GMP approval of the facility.

6.       SUBSEQUENT EVENT

         In October 1997, the Company sold approximately 3,851,000 shares of common stock for $1.50 per share in a private placement. The shares were registered for resale under the Securities Act of 1933, as amended in November 1997. The net proceeds to the Company were approximately $5,550,000, or $1.44 per share, after total costs of approximately $227,000.

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

RESULTS OF OPERATIONS

         Revenues associated with shipments of the Company's PROSORBA(R) column were $658,000 and $2.2 million, respectively, for the quarter and nine months ended September 30, 1997, compared to $672,000 and $1.3 million for the same periods, respectively, in 1996. The significant increase in sales for the nine months ended September 30, 1997 is a result of the Company regaining from Baxter Healthcare Corporation ("Baxter") the distribution rights to the PROSORBA(R) column in May 1996 and initiating direct sales and marketing efforts thereafter. Although the Company's direct sales and marketing efforts have proven more effective than those under the Baxter distribution agreement, idiopathic thrombocytopenic purpura ("ITP") remains a small, niche market. In 1996, the Company initiated a Phase IV marketing study for use of the PROSORBA(R) column in the treatment of ITP in an effort to generate more rigorous clinical data than has been available to date. The Company believes that such data is a prerequisite for increasing the usage of the PROSORBA(R) column in the treatment of ITP. Increased competition for patients from other ITP studies has caused enrollment to date in this study to be below original expectations. The increased competition and delay in enrollment has caused the Company to re-evaluate its potential ability to complete the study in a timely and cost effective manner. In light of the more promising opportunities in the rheumatoid arthritis market, as discussed below, the Company has therefore determined that continued investment in the ITP market is not the best use of its resources. As a result, the ITP trial will be terminated during the fourth quarter of 1997. Lack of data from that study will make it difficult to effect any appreciable increase in sales above their current levels until the Company obtains, if and when it does, FDA approval for sale of the PROSORBA(R) column in rheumatoid arthritis. The Company hopes to obtain such approval by mid to late 1999, however, there can be no assurance that such approval will be obtained in the time expected, if at all.

         Consolidated operating expenses increased to $3.6 million and $10.1 million for the quarter and nine months ended September 30, 1997, respectively, from $2.5 million and $6.7 million for the same periods in 1996. This increase reflects a significant expansion in the Company's research and development activities, offset, in part, by a reduction in general and administrative expenses.

         During the first half of 1996, production was impacted by both the termination of the Baxter distribution agreement and the consolidation of the Company's manufacturing facilities undertaken in connection with the Company's restructuring. There were very few PROSORBA(R) columns shipped during the first four months of 1996 as the Company did not resume direct shipments to domestic customers until May 1996. Production costs of $354,000 and $1.3 million for the quarter and nine months ended September 30, 1997, respectively, and of $377,000 and $837,000 for the corresponding periods of 1996, respectively, reflect this unusual activity.

         Sales and marketing expenses of $263,000 and $268,000 for the quarters ended September 30, 1997 and 1996, respectively, remained relatively flat. The significant increase in such expenses to $1.0 million for the nine months ended September 30, 1997, from $429,000 for the same period of 1996, is related to the $930,000 increase in sales during the first three quarters of the year resulting from the Company's initiation of direct sales and marketing efforts.

         For the quarter and nine months ended September 30, 1997, research and development expenses were approximately $1.8 million and $5.4 million, respectively. For the same periods in 1996, such expenses were $1.0 million and $2.1 million, respectively. The significant increase in 1997 is attributable to the Company's efforts to establish a stronger scientific base for its products. The majority of these efforts are directed to the Company's ongoing controlled clinical trial for use of the PROSORBA(R) column in rheumatoid arthritis. The Company expects further increases in research and development expenses in future periods as the aforementioned trial continues and with the expected launch of a Phase II efficacy trial for Cyplex(TM) platelet alternative, previously known as Infusible Platelet Membranes ("IPM"), scheduled to begin in 1998.

         In July 1997, the Company announced that an independent Data Safety and Monitoring Board ("DSMB") reviewing the interim data from its pivotal trial of the PROSORBA(R) column in rheumatoid arthritis ("RA") recommended that the trial be continued. The DSMB had earlier been instructed by the Company to recommend either the continuation or cessation of the trial based upon pre-determined stopping rules, including an efficacy threshold and safety profile of the treatment. Based upon the DSMB's recommendation, Company management, who remain blinded to the data, will continue the trial of its novel rheumatoid arthritis therapy.

         In the RA trial, patients undergo 12 weekly PROSORBA(R) column treatments, followed by 12 weeks of observation. Each treatment entails a two-hour plasmapheresis procedure, either with the PROSORBA(R) column or a control procedure of plasmapheresis alone. During this 24-week period, the patient is removed from all other RA-specific therapy. At week 20, the patient's health is assessed based on the criteria recently adopted by the American College of Rheumatology ("ACR") and compared to their pre-treatment baseline. The ACR criteria are a set of measures including patient and physician assessments of disease activity that have been specifically developed for use in clinical trials of new therapies for rheumatoid arthritis. Approximately 250 patients were originally scheduled to be enrolled in 12 leading arthritis centers around the United States. The DSMB reviewed the interim results from the first 63 patients and recommended that the trial be continued, indicating that the Company was on track to attain its targeted 20% differential response rate. The DSMB also recommended that the next interim analysis be conducted when 90 patients have completed the protocol and that at that time a total of 120 to 130 patients be enrolled. The Company estimates that this will occur in January 1998. FDA approval for this indication would expand the use of the PROSORBA(R) column to the treatment of RA, an estimated $2 billion market.

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

         General and administrative expenses were $1.1 million and $2.3 million for the quarter and nine months ended September 30, 1997, respectively. For the comparable periods in 1996, such expenses were $835,000 and $2.6 million, respectively. A decline in spending in both 1997 and 1996 was offset by non-recurring expenses in both years. In 1996 there were non-recurring expenses associated with the hiring of the Company's new Chief Executive Officer, and President and Chief Operating Officer, both of who joined the Company in December 1995, and severance payments paid to the Company's former Chief Scientific Officer in connection with his resignation in March 1996. Bonuses paid in the third quarter of 1997 to the Company's Chief Executive Officer, and President and Chief Operating Officer, in connection with the Company achieving certain milestones, were also non-recurring.

         Interest expense of $8,000 and $24,000 for the quarter and nine months ended September 30, 1997, respectively, compares to interest expense of $12,000 and $46,000 for the same periods, respectively, in 1996. The decline in interest expense relates to the September 1995 and March 1996 conversions of the majority of the Company's outstanding 7% Convertible Debentures.

         In January 1996, the Company notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being eliminated immediately as part of the restructuring. Such positions were from all departments of the Company. Costs related to these elimination's were approximately $460,000 and were recorded as a restructuring expense in the nine months ended September 30, 1996.

         The Company recorded a non-cash expense of $184,000 as debt conversion expense in the nine months ended September 30, 1996. Such expense represented the fair market value of the increased number of shares issued by the Company under the terms of an exchange offering to holders of the Company's 7% Convertible Debentures to exchange one share of common stock of the Company for each $2.25 of outstanding principal (including any accrued and unpaid interest on such principal) of the 7% Convertible Debentures. Outstanding principal of $845,000 was tendered for exchange, leaving an outstanding principal balance of $400,000 as of both September 30, 1997 and September 30, 1996.

         The increase in total operating expenses was only partially offset by the increase in revenues, thereby resulting in a net loss of approximately $2.7 million and $7.4 million for the quarter and nine monthsended September 30, 1997, respectively, compared to a net loss of approximately $1.8 million and $5.1 million for the same periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital as of September 30, 1997 was $3.7 million, compared to $10.2 million at December 31, 1996. The decrease in working capital is attributable to the net loss for the nine months ended September 30, 1997.

         In October 1997, the Company sold approximately 3,851,000 shares of common stock for $1.50 per share in a private placement. The shares were registered for resale under the Securities Act of 1933, as amended in November 1997. The net proceeds to the Company were approximately $5,550,000, or $1.44 per share, after costs of approximately $227,000. These proceeds, combined with existing resources, should be sufficient to complete the Company's Phase III pivotal trial in rheumatoid arthritis.

         The Company expects to incur operating losses until it can obtain marketing approval from the FDA for additional disease indications for the PROSORBA(R) column, or obtain FDA approval for Cyplex(TM) platelet alternative. A clinical trial is currently being conducted using the PROSORBA(R) column for RA therapy to obtain the necessary clinical data to apply to the FDA to obtain marketing approval. The Company expects to perform a second interim analysis for this trial in January 1998. There can be no assurance that the Company will be able to obtain FDA approval to market the PROSORBA(R) column for disease indications other than ITP or that sales of the PROSORBA(R) column will increase significantly, if at all. In addition, there can be no assurance that the interim data regarding the use of the PROSORBA(R) column for the treatment of RA will continue to be favorable or that the Company will be able to apply to or obtain approval from the FDA with respect to the use of the PROSORBA(R) column for the treatment of RA.

         During 1996, the Company implemented a restructuring plan which included consolidating its manufacturing facilities to one location in the state of Washington and moving all other operations of the Company to San Diego, California. The Company has incurred approximately $1.3 million of capital expenditures through September 30, 1997 to consolidate its two Washington manufacturing facilities. In April 1997, the Company's Redmond, Washington facility successfully completed the FDA GMP re-approval process, signifying the successful completion of the consolidation. The Company believes that its existing cash, including the October 1997 sale of common stock, and proceeds from sales of the PROSORBA(R) column will provide the resources necessary to fund operations, including clinical trials, through 1998.

PART II

Item 1 - Legal Proceedings

         Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Item 4 - Submissions of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on October 15, 1997.

         (b) Jay D. Kranzler, Ph.D., M.D., and Richard M. Crooks were each elected as directors to serve until the 2000 annual meeting, or until such directors' earlier death, resignation or removal. The Company's Board of Directors is comprised of those individuals elected this year and the following directors completing the following terms: Debby Jo Blank, M.D. and Philip J. O'Reilly whose terms expire in 1999; Jack Vaughn whose term expires in 1998.

         (c) The following sets forth a brief description of each matter voted upon at the annual Meeting and the results of the voting on each such matter:

                  (1)      For the election of the nominees as directors:

                                                                              Withheld Authority
                                                              For                   or Against
                                                       ------------------     ------------------
                  Jay D. Kranzler, Ph.D., M.D              23,224,022                288,470
                  Richard M. Crooks                        23,230,497                281,995


                  (2) To approve a form of Indemnity Agreement and to authorize the Company to enter into individual Indemnity Agreements with each of its directors and executive officers.

                            For                      Against                 Abstained               Non-votes
                    ---------------------      --------------------     --------------------    ---------------------
                         18,984,453                  740,312                  240,528                3,547,199

                  (3) To ratify the selection of Ernst & Young LLP as the Company's independent auditors for its fiscal year ending December 31, 1997:

                            For                      Against                 Abstained               Non-votes
                    ---------------------      --------------------     --------------------    ---------------------
                         23,104,105                  250,460                  157,927                    -

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

                                        Cypress Bioscience, Inc.


Date: November 14, 1997                 /s/ Jay D. Kranzler
     ------------------------------     -----------------------------------
                                        Jay D. Kranzler, M.D., Ph.D.
                                        Chief Executive Officer, Chief
                                        Scientific Officer and Vice Chairman of
                                        the Board
                                        (Principal Executive Officer and
                                        Principal Financial Officer)