Form 10-K405
period 1997-12-31
CYPRESS BIOSCIENCE INC
filed 1998-03-31
CIK 716054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                           Commission File No. 0-12943

                            CYPRESS BIOSCIENCE, INC.
             (Exact Name of registrant as specified in its charter)

                                 ---------------

                     DELAWARE                            22-2389839
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

          4350 EXECUTIVE DRIVE, SUITE 325                   92121
               SAN DIEGO, CALIFORNIA                     (Zip Code)
     (Address of principal executive offices)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998 was $84,654,351.*

The number of shares outstanding of the Registrant's Common Stock as of January 30, 1998 was 38,652,003.

DOCUMENTS INCORPORATED BY REFERENCE:  None

----------------------
* Calculated based on 28,793,997 shares of Common Stock held as of January 30, 1998 by nonaffiliates and a per share market price of $2.94. Excludes 9,858,006 shares of Common Stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at January 30, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                            CYPRESS BIOSCIENCE, INC.

                                    FORM 10-K

                                      INDEX

                                     PART I


                                                                                        Page
                                                                                        ----
ITEM 1         Business................................................................   3
ITEM 2         Properties..............................................................  17
ITEM 3         Legal Proceedings.......................................................  17
ITEM 4         Submission Of Matters To a Vote of Security Holders ....................  17

                                                PART II

ITEM 5         Market For The Company's Common Stock And Related
               Security Holder Matters.................................................  18
ITEM 6         Selected Consolidated Financial Data....................................  19
ITEM 7         Management's Discussion And Analysis Of Financial Condition
               And Results Of Operations...............................................  20
ITEM 8         Financial Statements And Supplementary Data.............................  25
ITEM 9         Changes In And Disagreements With Accountants On Accounting
               And Financial Disclosure................................................  25

                                               PART III

ITEM 10        Directors And Executive Officers Of The Company.........................  26
ITEM 11        Executive Compensation..................................................  28
ITEM 12        Security Ownership Of Certain Beneficial Owners And Management..........  33
ITEM 13        Certain Relationships And Related Transactions..........................  34

                                                PART IV

ITEM 14        Exhibits, Financial Statement Schedules And Reports on Form 8-K.........  35

               Signatures..............................................................  38

                                     PART I

ITEM 1. BUSINESS

        Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that involve risks and uncertainties. The Company's actual results may differ materially from those discussed below and elsewhere in this report. Factors that could cause or contribute to such differences include, without limitation, those discussed in the description of the Company's business below as well as those discussed in the sections entitled "Risk Factors" beginning on page 12 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20.

COMPANY OVERVIEW

        Cypress Bioscience, Inc. (the "Company") researches, develops, manufactures and markets medical devices and therapeutics for the treatment of certain types of immune system disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The Company's first product, the Prosorba(R) column, a medical device, treats a patient's defective immune system so that it can more effectively respond to certain diseases. The Company received marketing approval from the U.S. Food and Drug Administration ("FDA") in December 1987 to distribute the Prosorba(R) column for the treatment of idiopathic thrombocytopenic purpura ("ITP"), an immune-mediated bleeding disorder. In May 1996, the Company terminated its exclusive distribution arrangement with Baxter Healthcare Corporation ("Baxter") and regained the right to sell its Prosorba(R) column directly to customers. Although the Company's direct sales and marketing efforts have proven more effective than those under the Baxter distribution arrangement, ITP remains a small market. In 1996, the Company initiated a Phase IV marketing study for the use of the Prosorba(R) column in the treatment of ITP in an effort to generate more rigorous clinical data then has been available to date. However, due to increased competition for patients from other ITP studies, below expected enrollment in the Company's study, and the more promising opportunities in the rheumatoid arthritis ("RA") market, the Company determined that continued investment in the ITP market was not the best use of its resources and terminated its ITP trial during the fourth quarter of 1997. Although the termination of the study is not expected to have any negative effects on the existing sales of the Prosorba(R) column for the treatment of ITP, lack of data from the study will make it difficult to effect any appreciable increase in sales above their current levels in the area of ITP.

        The Company's current clinical efforts to expand the approved indications for the Prosorba(R) column are focused primarily on RA. In June 1996, the Company commenced a prospective, randomized, multicenter, double blind, controlled Phase II pivotal trial designed to confirm the findings of an earlier pilot study evaluating the use of the Prosorba column in the treatment of RA. In January 1998, the Company's Phase III clinical trial was stopped early due to the achievement of favorable safety and statistically significant results. Based on such results, the Company plans to file a Pre-Market Approval ("PMA") application for the Prosorba(R) column for the treatment of RA with the FDA in mid-1998. However, there can be no assurance that the Company will be able to file the PMA by mid-1998, or if the PMA is filed, that FDA approval or the Prosorba(R) column for the treatment of RA will be received on a timely basis, if at all.

        The Company is also developing Cyplex(TM), a platelet alternative, previously known as Infusible Platelet Membranes ("IPM") as an alternative to traditional platelet transfusions. The company initiated a double-blinded Phase II controlled clinical trial of Cyplex(TM) as an alternative to traditional platelet transfusions in March 1998.

THE PROSORBA(R) COLUMN

        The Company's Prosorba(R) column is a therapeutic, extracorporeal immunoadsorption device which removes circulating immune complexes ("CICs") and immunoglobulin G ("IgG") from a patient's plasma in a procedure that takes place in an extracorporeal loop (i.e., outside the body) and returns all the other necessary plasma components back to the patient. During the Prosorba(R) column therapy, blood is drawn from one arm of the patient, plasma and red blood cells are separated, the plasma is filtered through the Prosorba(R) column to remove unwanted CICs and IgG, then combined with the red blood cells and returned to the patient's other arm. The Prosorba(R) column therapy is usually administered on an outpatient basis. The Company received marketing approval from the FDA in December 1987 to distribute the Prosorba(R) column for the treatment of ITP, an immune-mediated bleeding disorder.

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

        The Company believes that key factors in its commercial performance will be its ability to improve Prosorba(R) column sales for its currently approved ITP indication, as well as additional disease indications for the Prosorba(R) column, and obtain and develop complementary technologies.

Rheumatoid Arthritis

        RA is a potentially crippling autoimmune disease that is estimated to affect over 5,000,000 people in North America and Europe. In RA, the body's immune system inappropriately makes antibodies, called rheumatoid factors, that collect in the joints and surrounding soft tissue causing inflammation and tissue damage. Joints, typically those in the hand, become painful and swollen, lose movement, and become deformed. These individuals not only suffer a significantly reduced quality of life, but also a shortened life expectancy.

        In September 1995, the Company announced the results of its 15 patient pilot clinical trial that used the Prosorba(R) column for therapy in RA. The results showed a statistically significant 76% reduction in painful joints and a 70% reduction in swollen joints in 11 patients three months after completing treatment with the Prosorba(R) column. The Company believes that these findings confirm the potential utility of the Prosorba(R) column in treating RA reported by an earlier independent study published in the JOURNAL OF RHEUMATOLOGY in May 1994.

        In 1996, the Company began providing financial support to several leading research facilities in the form of grants and contractual support to further efforts in studying the mechanism of action of the Prosorba(R) column in the treatment of RA. For the years ended December 31, 1997 and 1996, the amounts of financial support provided by the Company were approximately $148,000 and $90,000, respectively.

        In June 1996, the Company commenced a prospective, randomized, multi-center, double blind, controlled Phase III pivotal trail designed to confirm the findings of the pilot study in a larger group of patients. The patients were randomly entered into two treatment groups with approximately half of the patients treated with the Prosorba(R) column and the other half of the patients with a placebo treatment.

        In January 1998, the Company announced that an independent Data Safety and Monitoring Board ("DSMB") recommended the early cessation of the Company's Phase III clinical trial evaluating the use of the Prosorba(R) column in the treatment of RA. The recommendation to end enrollment in the Phase III trial was based on the achievement of favorable safety and statistically significant results. The Company is now in the process of preparing a PMA application for submission to the FDA requesting new labeling for the Prosorba(R) column to incorporate the RA indication. The Company expects to file the PMA by mid-1998, and, if FDA approval is granted, expects to begin marketing the Prosorba(R) column for use in the treatment of RA in 1999. However, there can be no assurance that the Company will be able to file the PMA by mid-1998 or, if it is, that FDA approval of the Prosorba(R) column for the treatment of RA will be received on a timely basis, if at all.

CYPLEX(TM) (INFUSIBLE PLATELET MEMBRANES), A PLATELET ALTERNATIVE

        The Company's strategy is to produce therapeutic agents that enhance, inhibit, modify or replace the natural activity of platelets that have been depleted or damaged by disease or therapy. In November 1996, the Company acquired PRP, Inc ("PRP"). PRP's primary product, Cyplex(TM) (Infusible Platelet Membranes), a platelet alternative, which is still in the clinical research phase, is being developed as a potential substitute for traditional platelet transfusions. Currently, the Company is focusing most of its efforts related to PRP on the development of Cyplex(TM), a freeze-dried (lyophilized) powder prepared from either fresh or outdated human platelets. A proprietary production process removes interior platelet components, resulting in a product consisting primarily of platelet membrane fragments. Cyplex(TM) is heat-treated during processing to inactivate, below any detection levels, viruses (HIV, hepatitis, etc.) that may be present. Preclinical and clinical trials conducted to date have shown that Cyplex(TM) is not thrombogenic or immunogenic, and no dose limiting toxicity has been noted in humans or animals. The lead indication for Cyplex(TM) is as an alternative to platelet transfusions to restore control of bleeding due to platelet deficiency in refractory patients.

Treatment of Thrombocytopenia

        If blood platelet levels become too low (severe thrombocytopenia), the hemostasis system begins to deteriorate. Left untreated, thrombocytopenia can lead to spontaneous bruising and bleeding and may progress to shock, circulatory collapse, and death. Thrombocytopenia is a common side effect of the chemo- and radiation therapies used to treat cancer and can also be caused by liver disease or by major blood loss from traumatic injuries. Platelet dysfunction that is similar in consequence to thrombocytopenia is caused by prolonged exposure to some medical devices, such as heart-lung bypass machines used in open-heart surgery.

        Thrombocytopenia is currently treated with transfusion of human platelets. Current sales of platelets to hospitals for this purpose are about $1.5 billion worldwide, including approximately $600 million in the U.S. Associated costs with platelet transfusions, including filters, HLA cross matching and donor recruitment add another approximately $200 million in the U.S. Platelet usage in the U.S. grew at an average annual rate of about 5% over the period 1980 to 1992, and the Company expects this growth to continue for at least the next several years. Cyplex(TM) has the potential to replace a major fraction of platelet transfusions for thrombocytopenia.

        Platelet transfusion is generally an effective therapy, but it has a number of significant drawbacks. Cyplex(TM)'s characteristics allow it to overcome a majority of the disadvantages of platelet transfusion, as summarized in the table below:

-------------------------------- -------------------------------- --------------------------------------
Human Platelets                  Cyplex(TM) Benefits                 Cyplex(TM) Economic Impact
-------------------------------- -------------------------------- --------------------------------------
Can transmit viruses             Viral Inactivation               Increased safety, reduced liability
                                                                  and testing costs

Patients frequently become       Does not induce                  Reduced hospitalization, no platelet
alloimmunized*                   alloimmunization                 typing, improved outcomes

Platelets do not control         Cyplex(TM) controls bleeding in  Reduced morbidity and mortality
bleeding in some patients        many of these patients

Shelf life of 3 to 5 days        Shelf life greater than one      Reduced loss from out-dating,
                                 year                             emergency availability, improved
                                                                  logistics and reduced infrastructure

Must be agitated constantly      Vial in refrigerator             Reduced storage costs
-------------------------------- -------------------------------- --------------------------------------

*Alloimmunization is the process whereby the body develops antibodies to platelets that cause later transfusions to be ineffective.

        In addition to safety and toxicity testing in animals and humans, the Company recently concluded a trial designed to study efficacy in patients with low platelet counts during active bleeding episodes. The Phase II trial, which began in early 1996, showed that Cyplex(TM) controlled or halted bleeding in 17 of 26 patients, a 65% response rate. Of the 26 patients, 12 had previously not responded to platelet transfusions, the traditional therapy for uncontrolled bleeding. In this subgroup of refractory non-responders, Cyplex(TM) was effective in controlling or halting bleeding in 7 out of 12 patients, or 58% of the time.

        In February 1998, the Company entered into a collaborative agreement with a leading Dutch manufacturer and supplier of blood derivatives, as well as having a strong tradition of research. The collaboration is on process development and scale-up of Cyplex(TM). The collaborative work is intended to accelerate commercialization of Cyplex(TM) and to broaden its potential market beyond patients who are resistant to platelet transfusions.

Potential Follow-on Indications

        The Company believes that Cyplex(TM) may also be useful as an adjunct to cardiac surgery or angioplasty. Of the nearly 500,000 patients who currently undergo coronary angioplasty to open blocked arteries in the U.S. each year, about 25% will suffer reocclusion (restenosis) of the treated artery within a few months, and nearly half within a couple of years. A key factor in the development of restenosis is exposure of smooth muscle cells in the artery walls to platelet derived growth factor ("PDGF") causing smooth muscle proliferation development. This happens when the patient's platelets adhere to injuries in the artery walls that are always produced as a side effect of the angioplasty procedure. After adhesion, the platelets become activated, release their interior components, including PDGF and various coagulation-inducing factors. If platelets can be prevented from adhering to these injured areas, they will not become activated and thus not release PDGF, and, therefore, will not contribute to restenosis. Both animal and in-vitro work at the Company have shown that Cyplex(TM) binds to arterial lesions and thereby reduces platelet adhesion. Work at the Company and elsewhere has shown that Cyplex(TM) can also carry anti-platelet agents to the lesions and, in principle, concentrate activity of those agents to further reduce platelet adhesion.

        Other areas of potential interest include the use of Cyplex(TM) during open heart surgery to prevent peri-operative bleeding and other complications, the use of Cyplex(TM) to prevent or control bleeding that can result from the use of anti-platelet agents, (in particular anti-GP IIb/IIIa agents), and the use of Cyplex(TM) in disseminated intravascular coagulation.

        Cyplex(TM) may also be studied in general surgical and emergency room indications such as trauma. Efficacy in preventing or improving bleeding in these indications could have great benefits in situations where the storage of human platelets presents logistical difficulties, such as in military use and in rural areas, and in situations in which there are potential imbalances between supply and demand (e.g., in liver transplants which require hundreds of units of platelets).

MARKETING AND SALES

        Prior to 1994, the Prosorba(R) column was sold by the Company's internal sales force to physicians in the fields of immunology, hematology and oncology. In April 1994, Baxter assumed sales and marketing responsibilities under a 10-year exclusive distribution agreement, granting distribution rights of the Prosorba(R) column in the United States and Canada for the treatment of ITP. Baxter, at its own expense, was to provide sales and marketing support for the sale of the product during the term of the agreement. The Company was to provide significant marketing and promotional support to Baxter for the first three years of the agreement.

        Effective May 1, 1996, the Company and Baxter terminated the exclusive distribution agreement, whereby the Company regained the right to sell its Prosorba(R) column directly to customers who had previously purchased the Prosorba(R) column through Baxter as well as to any other potential customers who wish to purchase the Prosorba(R) column. In August 1996, the Company established an internal sales and marketing program. The program included hiring a domestic sales force of approximately six representatives as well as initiating marketing efforts including medical education, direct mail, trade show participation and limited journal advertising.

        In the latter part of 1996, the Company launched a controlled clinical study evaluating the efficacy of the Prosorba(R) column in ITP. This was the first prospective and controlled study of the device in its approved indication and was designed to confirm observations from 10 years of historical use. Increased competition for patients from other ITP studies caused enrollment to be below expectations. The increased competition and low enrollment caused the Company to re-evaluate its ability to complete the study in a timely and cost effective manner. In light of more promising opportunities in the RA market, the Company determined that continued investment in the ITP market was not the best use of its resources.

        Internationally, the Company has entered into exclusive agreements for distribution of the Prosorba(R) column in Spain, Korea, Mexico, Brazil, Argentina, and Hong Kong. However, sales to international customers represent less than 5% of the Company's product sales.

        Generally, in the United States the cost of treatment for ITP using the Prosorba(R) column has been reimbursed by third-party payors.

        No customer represented more than 10% of the Company's annual sales during the years ended December 31, 1997 and 1996, respectively. For the years ended December 31, 1995 and 1994, sales to Baxter represented approximately 91% and 70%, respectively, of the Company's sales.

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

THE PROSORBA(R) COLUMN

        The Company presently owns nine issued U.S. patents and six international patents (excluding patents relating to the area of platelet therapeutics) which expire during 2004 to 2009. The process used in manufacturing the Prosorba(R) column is covered by one of these patents. In addition, the Company owns patents covering the use of the Prosorba(R) column in the treatment of ITP and RA. Certain U.S. and international applications are pending.

CYPLEX(TM) (INFUSIBLE PLATELET MEMBRANES), A PLATELET ALTERNATIVE

        The Company presently owns four issued U.S. patents and three pending U.S. patent applications relating to the area of platelet therapeutics. Certain international patent applications corresponding to the issued U.S. patents have been filed. To date, four foreign patents have been issued while others are still pending in countries or jurisdictions outside the U.S. These patents and those that might be issued on the pending patent applications are scheduled to expire during 2010 to 2014.

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

        On June 30, 1997, the Company settled a patent infringement claim filed against the Company alleging that the manufacture, use and sale of the Prosorba(R) column infringed a patent issued to Dr. Meir Strahilevitz (the "Strahilevitz Patent"). Pursuant to the terms of the settlement, the Company was granted a nonexclusive license permitting the Company to use the Strahilevitz Patent in connection with the manufacture, use and sale of its Prosorba(R) column for the treatment of ITP and RA. The Company paid $70,000 upon settling the patent infringement claim and accrued an additional $70,000 to be paid to Dr. Strahilevitz in April 1998. In addition, the Company granted to Dr. Strahilevitz an option to purchase up to 26,667 shares of Common Stock of the Company at an exercise price of $1.50 per share.

        In November 1995, a complaint was filed with the United States District Court, Northern District of California, claiming that the Company's Prosorba(R) column allegedly infringes a patent issued to David S. Terman, M.D., which was assigned in July 1993 to DTER-ENT, Inc., a California corporation ("DTER-ENT"). The Company first received notice of a claim of infringement from DTER-ENT in July 1993. The Company has disclosed this claim in its public filings for the past three years. The patent infringement claim was settled in April 1996 whereby the Company was granted a non-exclusive license to use the Terman invention. The settlement of the claim did not and will not have a material impact on the Company's financial position or results of operations.

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

        Whether regulated by the FDA as a medical device or biologic, or otherwise by any state or foreign authorities, the approval process for any of the Company's products is expensive and time consuming and no assurance can be given that any regulatory agency will grant its approval. There is no assurance that the Company will have sufficient resources to complete the required testing and regulatory review processes. Furthermore, the Company is unable to predict the extent of adverse governmental regulation, which might arise from future United States, or foreign legislative or administrative action.

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

        For each additional disease that the Company wants to treat with the Prosorba(R) column, clinical testing must be conducted. Before such clinical testing can begin, an IDE application must be prepared and filed with the FDA. This application consists of (i) information on the composition of the product,
(ii) manufacturing data, (iii) results of all pre-clinical safety and effectiveness studies, and (iv) a design of the study and protocol.

        The clinical testing of a device may consist of a preliminary feasibility study leading to a larger study of safety and effectiveness, or it may consist of only the larger safety and effectiveness study. Upon completion of the study and compilation of the data, PMA application can be filed. The FDA is required to respond to the PMA submission within 180 days, although the FDA may not and often does not adhere to this schedule and further review may take additional time. After the FDA completes its review of the PMA application, the clinical study data may be reviewed by an advisory panel of medical experts who are not part of the FDA. The applicant is required to answer questions posed by this panel. Based upon its review of the data, the advisory panel may make a recommendation of approval or nonapproval to the FDA. The FDA usually follows the recommendation of the panel but is not required to. Assuming the advisory panel recommends approval of the PMA, the FDA may approve the application and the product may then be commercially distributed. The FDA approval process is lengthy and expensive and there can be no assurance that FDA approval will be received for any particular product on a timely basis, if at all.

        The manufacture and distribution of medical devices are subject to continuing FDA regulation. In addition to the requirement that the device be marketed only for its approved uses, applicable law requires compliance with the FDA's GMP regulations. Failure to comply with the GMP regulations or with other applicable legal requirements can lead to federal seizure of violating products, injunctive actions brought by the federal government, and potential criminal liability on the part of the Company and of the officers and employees of the Company who are responsible for the activities that lead to the violations.

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

        The Prosorba(R) column is commercially distributed for use in the treatment of ITP under a PMA that was approved by the FDA in 1987. Changes to the product and its manufacturing process, and certain types of labeling changes must be approved by the FDA prior to implementation. The Company completed and received approval for a supplement to the PMA with the FDA for the consolidation of its manufacturing facilities into one site in April 1997. There can be no assurance that any future supplements will be approved by the FDA.

CYPLEX(TM) (INFUSIBLE PLATELET MEMBRANES), A PLATELET ALTERNATIVE

        Cyplex(TM) is regulated by the FDA as a biologic. The steps required before a biologic may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence in the United States, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the biologic, (iv) the submission of a PLA to the FDA and (v) the FDA approval of the PLA prior to any commercial sale or shipment of the biologic. In addition to obtaining FDA approval for each product, each domestic biologic manufacturing establishment must be registered with, and approved by, the FDA.

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

        The results of the preclinical tests and clinical trials are submitted to the FDA in the form of a NDA or PLA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA mandates that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

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

COMPETITION

THE PROSORBA(R) COLUMN

        The Prosorba(R) column, as well as other products which may be developed by the Company in the future, are intended to compete with conventional methods of treatment which generally consist of surgery, drug, or radiation therapy and which have been accepted by the medical community as classical treatment methods. In addition, the Company intends to compete with methods of treatment focusing on the artificial stimulation and/or modification of the human immune system by material or synthetic drugs or genetically engineered compounds, which are being pursued by numerous biotechnology medical companies and research institutions. Many of the Company's potential competitors have significantly greater resources than the Company. The Prosorba(R) column, represents a different approach to the treatment of immune-related diseases inasmuch as they focus on the removal of CIC's that are suppressive to the body's immune system. The Company is aware of a select number of other companies which are known to be pursuing approaches to disease treatment similar to the Company's methodology. In addition, it is always possible that established companies and research institutions with greater resources may develop other treatment methods for various diseases.

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

CYPLEX(TM) (INFUSIBLE PLATELET MEMBRANES), A PLATELET ALTERNATIVE

        When and if the Company receives FDA approval for Cyplex(TM), it will initially be launched for the control of bleeding in patients who are non-responsive to platelet transfusions. There are currently no competing therapies for such platelet-refractory patients. With respect to the remaining platelet market, Cyplex(TM)'s advantages over traditional platelet therapy support its usage. Cyplex(TM) also has several advantages over its closest competition, CMV-free leukodepleted single-donor platelets. Products in development to filter or virally deactivate platelets will only address one of the five advantages of Cyplex(TM). The most important clinical advantage of Cyplex(TM) is its nonimmunogeinicity, which, the Company believes, no other competitive product in development currently addresses. There can be no assurance, however, that other parties will not develop competing therapies.

MANUFACTURING AND SUPPLY

        The Company believes that raw materials and other components are available in sufficient quantities to meet production requirements for the Prosorba(R) column. The Company's principal manufacturing operations for its Prosorba(R) column are based in Redmond, Washington.

        The Company currently manufactures Cyplex(TM) in its Boston, Massachusetts facility. In November 1997 the Company's management decided to close its Boston facility by mid-1998. The Company expects to have adequate amounts of Cyplex(TM) on hand by the closure of the facility to complete its Phase II clinical trial, which was initiated in March 1998. The Company expects to resume the production of Cyplex(TM) for trial purposes by mid-1999. The Company has single sources of supply for certain components but believes it could obtain alternate sources of supplies if its current suppliers were unable to provide the Company with adequate quantities of such components. There can be no assurance that the Company will resume the production of Cyplex(TM) on a timely basis, or that it will have an adequate supply of Cyplex(TM) to complete its Phase II clinical trial the Company commenced prior to closing the Boston facility.

EMPLOYEES

        As of January 30, 1998, the Company employed approximately 39 full-time employees. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

                                  RISK FACTORS

        Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Exchange Act that involve risks and uncertainties. The Company's actual results could differ materially from those discussed below and elsewhere in this Report. Factors that could cause or contribute to such differences include, those discussed in the following Risk Factors as well as in the sections entitled "Business" beginning on page 3 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20.

Need for Additional Capital

        The Company is actively seeking opportunities to raise additional capital to be used primarily to develop new and complete existing research, to fund the proposed commercial launch of the Prosorba(R) column, to fund additional clinical trials for other indications related to the proposed use of the Prosorba(R) column for the treatment of RA, and to further the development and marketing of Cyplex(TM). Except in very limited circumstances, the Company is obligated to expend no less than $4.0 million on the development of Cyplex(TM), of which the Company has expended approximately $3.3 million as of December 31, 1997. To the extent the Company decides to continue the development of products other than the Prosorba(R) column and Cyplex(TM), it will be required to raise additional capital. The amount of capital required by the Company is primarily dependent upon the following factors: results of clinical trials, results of current research and development efforts, the FDA regulatory process, costs of commercialization of any approved products and potential competitive and technological advances and levels of product sales. Because the Company is unable to predict the outcome of the previously noted factors, some of which are beyond the Company's control, the Company is unable to estimate, with certainty, its mid- to long-term total capital needs. Although the Company may seek to raise additional capital through a combination of additional equity offerings, joint ventures, strategic alliances, borrowings and other available sources, there can be no assurance that the Company will be able to raise additional capital through such sources or that funds raised thereby will allow the Company to maintain its current and planned operations as provided herein. If the Company is unable to obtain additional financing, it may be required to delay, scale back or eliminate some or all of its research and development activities, to license to third parties technologies that the Company would otherwise seek to develop itself, to seek financing through the debt market at potentially higher costs to the Company and/or to seek additional methods of financing. The Company believes that current capital amounts are sufficient to fund operations through 1998.

History of Operating Losses

        The Company has operated at a loss since its formation in October 1981. As of December 31, 1997, the Company had an accumulated deficit of approximately $68.8 million. The ability of the Company to achieve profitability is dependent upon, among other things, successful completion of anticipated clinical trials and obtaining FDA marketing approval of the Prosorba(R) column in disease indications other than ITP in a timely manner. The Company would have to significantly scale back its plans, curtail clinical trials, and limit its present operations in order to become profitable or operate on a break-even basis if it does not receive marketing approval from the FDA for the Prosorba(R) column for the treatment of diseases in addition to ITP or for Cyplex(TM) for the treatment of platelet disorders. There can be no assurance that the Company will successfully complete any present or future clinical trials, gain FDA approval to begin any new clinical trials, receive FDA approval of any future PMA applications, meet applicable regulatory standards or successfully market its products to generate sufficient revenues to render the Company profitable. See "Recently Established Sales Force."

FDA Approval and Regulations

        The Company's Phase III clinical trial evaluating the use of the Prosorba(R) column in the treatment of RA was stopped early in January 1998 on the recommendation of the independent DSMB after the achievement of favorable safety and statistically significant results. The Company intends to file a PMA application with the FDA in mid-1998 to request new labeling for the Prosorba(R) column to incorporate the RA indication. However, there can be no assurance that the Company will successfully file such PMA application by mid-1998, if at all, or when filed, if FDA approval of such application will be received on a timely basis, if at all. In addition, there can be no assurance that the FDA will approve the Prosorba(R) column for treatment of any other disease indications in a timely manner, if at all. Even if FDA approval is received, there can be no assurance that the Company will be successful in marketing the Prosorba(R) column for the treatment of RA. Any such failure to successfully market the Prosorba(R) column for use in the treatment of RA could have a material adverse effect on the Company's business.

        The Company plans to continue development of Cyplex(TM) with an additional Phase II clinical trial started in March 1998. Clinical trials are vigorously regulated by the FDA and must meet requirements for institutional review board oversight and informed consent as well as FDA review and oversight and good clinical practice regulations. There can be no assurance that the clinical trials being conducted for Cyplex(TM) will be completed successfully within any specified period of time, if at all, or that if successful the Company will be able to further develop and successfully commercialize Cyplex(TM). Furthermore, the Company or the FDA may delay or suspend clinical trials at any time if it is determined that the subjects participating in such trials are being exposed to unacceptable health risks. Any such delay or suspension could have a material adverse effect on the Company's business.

        The Prosorba(R) column is commercially distributed for use in the treatment of ITP under a PMA application that was approved by the FDA in December 1987. Changes to the product and its manufacturing process, and certain types of labeling changes must be approved by the FDA before the Prosorba(R) column can be used in the treatment of disease indications other than ITP. There can be no assurance that any new PMA applications or supplements will be approved by the FDA.

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

        The manufacture and distribution of medical devices are subject to continuing FDA regulation. In addition to the requirement that the device be marketed only for its approved use, applicable law requires compliance with the FDA's GMP regulations. Failure to comply with the FDA's GMP regulations or with other applicable legal requirements can lead to federal seizure of non-complying products, injunctive actions brought by the federal government, and potential criminal liability on the part of the Company and of the officers and employees of the Company who are responsible for the activities that lead to the violations. Any such seizure, injunctive action or other enforcement measure could have a material adverse effect on the Company's business.

        The Company produces commercial quantities of the raw materials utilized in the production of the Prosorba(R) column and assembles the column at its GMP-approved facility located in Redmond, Washington. In addition, the Company, occupies a facility that includes a GMP-approved pilot production plant where all phases of production of clinical-grade Cyplex(TM) occurs, except for filling and lyophilization. In November 1997, the Company's management decided to close its Boston facility by mid-1998. The Company expects to have an adequate supply of Cyplex(TM) on hand by the closure of the facility to complete its Phase II clinical trial started in March 1998. The Company expects to resume the production of Cyplex(TM) for trial purposes by mid-1999. However, there can be no assurance that the Company will resume the production of Cyplex(TM) on a timely basis or that it will have an adequate supply of Cyplex(TM) to complete its Phase II clinical trial prior to closing the Boston facility. In addition, there can be no assurance that the Company will be able to maintain its facilities' GMP-approved status or that, if approval is not maintained, it will be able to find alternate GMP-approved production facilities.

Recently Established Sales Force

        In March 1996, the Company and Baxter terminated their exclusive distribution agreement, whereby, effective May 1, 1996, the Company regained the right, among other things, to sell its Prosorba(R) column directly to customers who had previously purchased Prosorba(R) columns through Baxter as well as to any other potential customers who wish to purchase Prosorba(R) columns. As a result of the termination of the distribution agreement with Baxter, the Company has established a domestic sales force to sell the Prosorba(R) column directly to customers who previously purchased Prosorba(R) columns from Baxter and to other potential customers who wish to purchase Prosorba(R) columns directly from the Company. However, there can be no assurance that the Company's domestic sales force will be successful in selling the Prosorba(R) column for use in the treatment of ITP.

        Furthermore, to date, the Company's sales force has made commercial sales of the Prosorba(R) column only for use in the treatment of ITP. The Company's sales force has had no experience in marketing the Prosorba(R) column for use in the treatment of disease indications other than ITP, and there can be no assurance that, if the Company receives FDA approval to use the Prosorba(R) column in the treatment of RA or any other disease indications other than ITP, the Company's sales force will be successful in marketing the Prosorba(R) column for any such use. Any such failure to successfully market the Prosorba(R) column for RA, if approved, or any other disease indications other than ITP could have a material adverse effect on the Company's business.

        In addition, there can be no assurance that the Company's sales force will be successful in marketing the Company's Cyplex(TM) or any other products developed by the Company, if and when the Company receives FDA approval for and is able to commercialize for sale any such products. Any such failure to receive FDA approvals or otherwise successfully market the Company's products could have a material adverse effect on the Company's business.

Dependence Upon Key Personnel

        The Company's success is dependent upon certain key management and technical personnel, including the members of senior management. The loss of the services of any of these key employees could have a material adverse effect on the Company. The Company does not currently maintain any key employee insurance coverage.

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

        The immunological therapy market is characterized by rapid technological change and potential introductions of new products or therapies. To respond to these changes, the Company may be required to develop or purchase new products to protect its technology from obsolescence. There can be no assurance that the Company will be able to develop or obtain such products, or, if developed or obtained, that such products will be commercially viable. In addition, there can be no assurance that the Company's Prosorba(R) column will prove effective in the treatment of diseases other than ITP or that Cyplex(TM), if approved for sale by the FDA, will be an effective alternative to traditional platelet therapy.

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

        The Company presently owns nine issued U.S. patents and six international patents (excluding patents relating to the area of platelet therapeutics) which expire during 2004 to 2009. The process used in manufacturing the Prosorba(R) column is covered by one of these patents. Certain U.S. and international applications are pending. The Company has an exclusive license for a U.S. patent for a genetic screening test to predict which RA patients will develop severe disease. In addition, the Company has an exclusive license for a U.S. patent for treating cellular Fc receptor-mediated hypersensitivity immune disorders.

        The Company presently owns four issued U.S. patents and three pending U.S. patent applications relating to the area of platelet therapeutics. International patent applications corresponding to the issued U.S. patents have been filed. To date, four foreign patents have been issued while others are still pending in countries or jurisdictions outside the U.S. These patents and those that might be issued on the pending patent applications are scheduled to expire during 2010 to 2014.

        There can be no assurance that the Company's patents will afford commercially significant protection of its proprietary technology or have commercial application. There has been no judicial determination of the validity or scope of the Company's proprietary rights. Moreover, the patent laws in foreign countries may differ from those of the United States, and the degree of protection afforded by foreign patents may be different.

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

Concentration of Ownership

        As of January 30, 1998, Allen & Company Incorporated and Mr. Richard M. Crooks, a director of the Company, beneficially owned approximately 14.7% and 2.9% respectively, of the outstanding Common Stock of the Company. Mr. Crooks is also a director and consultant to Allen & Company Incorporated. In addition, Paramount Capital, Inc., through its affiliates, currently beneficially holds 13.4% of the Company's outstanding Common Stock. Together, Mr. Crooks, Allen & Company Incorporated and Paramount Capital, Inc. own a significant amount of the total outstanding Common Stock of the Company and may be able to exert substantial influence over the outcome of matters requiring stockholder approval.

Insurance Reimbursement

        Successful commercialization of a new medical product, such as the Prosorba(R) column or Cyplex(TM) depends, in part, on reimbursement by public and private health insurers to health care providers for use of such products. The availability of such reimbursement is subject to a variety of factors, many of which could affect the Company as it commercializes use of the Prosorba(R) column and continues development and commercialization of Cyplex(TM). Although the Company has been generally successful in assisting health care providers in arranging reimbursement for the use of the Prosorba(R) column in the treatment of ITP, there can no assurance that public and private insurers will continue to reimburse the Company for the use of the Prosorba(R) column or that such reimbursement will be available in connection with the use of the Prosorba(R) column in the treatment of other disease indications approved by the FDA, if any. In addition, there can be no assurance that health care providers will reimburse the Company for the use of Cyplex(TM), when and if commercialized.

Product Liability

        The use of the Prosorba(R) column and, when and if approved for use by the FDA, Cyplex(TM), involves the possibility of adverse effects occurring to end-users that could expose the Company to product liability claims. The Company believes that its product liability insurance coverage is adequate in light of the Company's business. However, although the Company currently maintains product liability insurance coverage, there can be no assurance that such coverage or any increased amount of coverage will be adequate to protect the Company and there can be no assurance that the Company will have sufficient resources to pay any liability resulting from such a claim.

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

Possible Volatility of Stock Price; Absence of Dividends

        There has been significant volatility in the market prices of securities of biomedical companies in general, including the Company's securities. Factors such as announcements by the Company or by others of technological innovations, results of clinical trials, new commercial products, regulatory approvals or proprietary rights developments, coverage decisions by third-party payors for therapies and public concerns regarding the safety and other implications of biotechnology and biomedical products may have a significant impact on the Company's business and market price of the Company's securities. In addition, in connection with the acquisition of PRP the Company is obligated to make a $5.0 million milestone payment to the former holders of equity securities (including holders of warrants and options) of PRP upon the public announcement of an FDA approval letter relating to the use of Cyplex(TM) for the treatment of thrombocytopenia. The Company has the option to make such milestone payment in the form of cash or common stock of the Company. The payment of $5.0 million in cash could have a material adverse effect on the Company's financial condition. In addition, the issuance of common stock with a value of $5.0 million could have a significant impact on the market price of the Company's securities.

        No dividends have been paid on the Company's common stock to date, and the Company does not anticipate paying dividends on its capital stock in the foreseeable future.

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

Limitation of Net Operating Loss Carryforwards

        The Company's sales of common stock in November 1990 and September 1991, when taken together with prior issuances, caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable. This limitation will allow the Company to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes. Based upon the limitations of Section 382 and before consideration of the effect of issuances of common stock after 1991, the Company may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any. To the extent not utilized by the Company, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire. All unused net operating losses will expire 15 years after any year in which they were generated. The years in which such expiration will take place range from 1998 to 2010.

ITEM 2.   PROPERTIES

        The Company currently occupies approximately 17,800 square feet of leased office and manufacturing facilities in San Diego, California, Redmond, Washington and Boston, Massachusetts. The 2,800 square foot San Diego facility houses the Company's executive offices, as well as its administration, research and medical personnel. The five-year lease for this facility expires in 2001. In November 1997, the Company's management decided to close its Boston facility by mid-1998. The Boston facility is approximately 7,000 square feet, and is used primarily for the manufacture of clinical-grade Cyplex(TM). The Company expects to have adequate amounts of Cyplex(TM) on hand by the closure of the facility to complete its Phase II clinical trial started in March 1998. The Company expects to resume the production of Cyplex(TM) for trial purpose by mid-1999 in one if its existing facilities, a new facility or under agreement with a third party.

        The Company leases 8,000 square feet for its manufacturing facility in Redmond under a lease expiring in 2004. The facility has historically been used to produce commercial quantities of both protein A and the chemically coated silica matrix used in the manufacture of the Prosorba(R) column. Assembly of the Prosorba(R) column had historically been performed in the Company's Seattle facility. The Redmond facility, however, has been renovated so that both raw material production and assembly of the Prosorba(R) column can be performed in a single facility. The Redmond facility received FDA GMP approval in April 1997 and recently passed a subsequent GMP inspection in March 1998.

        The Company leased a 14,400 square foot facility in Seattle, Washington under a lease expiring in 2004. In conjunction with the Company's 1996 restructuring plan and corresponding reduction in facilities, this space was subleased to another party in April 1996, and was subsequently released from any obligations by the owner of the property in August 1997.

        The Company believes that its property and equipment are generally well maintained and in good operating condition. The Company believes that its production plant in Redmond, Washington, which is currently operating at approximately 30% of capacity, is adequate and will allow the Company to meet its production needs for sales and clinical use of the Prosorba(R) column in 1998. The Company's existing facilities are in compliance with appropriate regulatory standards.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The information called for by this Item 4 was published in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 and is incorporated herein by reference.

                                     PART II

ITEM 5.        MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
               SECURITY HOLDER MATTERS

        The Company's common stock is traded on the over-the-counter market on the NASDAQ Smallcap Market under the symbol "CYPB". Prior to May 21, 1996 the Company's common stock was traded on the NASDAQ Smallcap Market under the symbol "IMRE". Set forth below are the high and low closing sale prices for the Company's common stock for each quarter of 1997 and 1996 as reported by the NASDAQ Stock Market, Inc.

                                                      PRICE RANGE OF COMMON STOCK
                                                      ---------------------------
                                                        HIGH              LOW
                                                      --------         ----------
    YEAR ENDED DECEMBER 31, 1998:
      First Quarter (through March 26, 1998) ...      $   3.81         $   1.28

    YEAR ENDED DECEMBER 31, 1997
      First Quarter ......................            $   2.00         $   1.56
      Second Quarter .....................                2.56             1.22
      Third Quarter ......................                2.44             1.53
      Fourth Quarter .....................                1.97             1.19

    YEAR ENDED DECEMBER 31, 1996
      First Quarter ......................            $   2.63         $   1.88
      Second Quarter .....................                2.56             2.25
      Third Quarter ......................                2.25             1.75
      Fourth Quarter .....................                2.38             1.63

        The above quotations are interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 24, 1998, there were approximately 993 holders of record of the Common Stock of the Company. The Company has never paid cash dividends on its common stock and does not anticipate any being paid in the foreseeable future.

Recent Sales of Unregistered Securities

        In October 1997, the Company sold in a private placement 3,851,029 shares of the Company's common stock at a price of $1.50 per share, resulting in net proceeds (after deducting placement agent fees of $203,000) to the Company of $5,573,535. The shares were sold to certain individuals and entities either generally previously known to the Company to be investors in the Company's Common Stock or introduced to the Company by the placement agents retained by the Company to assist it in the private placement (the "Shareholder Class"). The sale and issuance of the shares in the private placement was deemed to be exempt under the Securities Act by virtue of Section 4(2) of the Securities and Exchange Act of 1933, as amended and/or Regulation D promulgated thereunder. The members of the Shareholder Class represented their intention to acquire the shares for investment purposes only and not with a view to the distribution thereof.

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

                                                                YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                        1997             1996             1995             1994             1993
                                    ------------     ------------     ------------     ------------     ------------
                                                      (RESTATED)       (RESTATED)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Results of Operations:
   Product sales                    $  2,970,342     $  1,967,976     $  1,104,224     $  4,918,126     $  5,410,530
   Grant income                          325,316               --               --               --               --
   Revenue under
   distribution agreement                     --               --        3,000,000               --               --
                                    ------------     ------------     ------------     ------------     ------------
                                       3,295,658        1,967,976        4,104,224        4,918,126        5,410,530
Costs and expenses:
   Production costs                    1,772,681        1,482,563        2,041,422        2,571,168        1,582,986
   Sales and marketing                 1,292,942          794,356          819,907        3,550,037        4,758,427
   Research and development            6,707,557        4,002,968        3,219,324        2,107,694        2,059,129
   General and administrative          2,803,079        4,649,298        2,626,817        2,694,489        2,105,743
   Acquired in-process
     research and development(1)              --        5,146,943          625,000               --               --
   Restructuring expense                      --          493,712          644,656               --
   Debt conversion expense                    --          276,688        1,124,386               --               --
                                    ------------     ------------     ------------     ------------     ------------
                                      12,576,259       16,846,528       11,101,512       10,923,388       10,506,285
Other income (expense):
   Interest income                       425,935          458,070          118,994           71,986          134,483
   Interest expense                      (31,737)      (1,119,726)        (261,958)        (218,036)          (7,659)
                                    ------------     ------------     ------------     ------------     ------------
                                         394,198         (661,656)        (142,964)        (146,050)         126,824
                                    ------------     ------------     ------------     ------------     ------------

Loss from operations                  (8,886,403)     (15,540,208)      (7,140,252)      (6,151,312)      (4,968,931)
Minority interest in loss                     --               --               --               --           47,711
                                    ------------     ------------     ------------     ------------     ------------
Net loss                            $ (8,886,403)    $(15,540,208)    $ (7,140,252)    $ (6,151,312)    $ (4,921,220)
                                    ============     ============     ============     ============     ============

Net loss per share - basic and
  diluted                           $      (0.25)    $      (0.53)    $      (0.41)    $      (0.40)    $      (0.33)
                                    ============     ============     ============     ============     ============

Weighted average number of
   shares outstanding - basic
   and diluted                        35,236,579       29,206,470       17,598,735       15,243,860       14,716,472
                                    ============     ============     ============     ============     ============

                                                                      DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                        1997             1996             1995             1994             1993
                                    ------------     ------------     ------------     ------------     ------------
CONSOLIDATED BALANCE SHEET
DATA:
Cash, cash equivalents and
  short-term investments            $  8,515,653     $ 10,935,668     $  1,009,878     $  3,670,616     $  2,283,583
Total assets                        $ 11,788,766     $ 14,961,076     $  4,563,709     $  7,721,013     $  7,761,598
Long term debt (net of
  current portion)                  $    407,735     $    412,020     $  1,539,722     $  4,247,759     $         --
Total stockholder's equity
  (deficit)                         $  9,525,992     $ 12,134,565     $   (524,762)    $  1,980,719     $  4,839,725
Working capital (deficit)           $  7,916,228     $ 10,161,170     $   (688,771)    $  4,360,749     $  3,787,412

(1) Reflects the acquisition of in-process research and development associated with the acquisition by the Company of PRP, Inc. in 1996 and the acquisition of the minority interest in one of the Company's subsidiaries in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Exchange Act that involve risks and uncertainties. The Company's actual results could differ materially from those discussed below and elsewhere in this Report. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section as well as those discussed in the sections entitled "Business" beginning on page 3 and "Risk Factors" beginning on page 12.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short-term investments totaled $8.5 million and $10.9 million, at December 31, 1997 and 1996 respectively. The decrease in cash, cash equivalents and short-term investments of approximately $2.4 million was due primarily to the Company's $8.9 million loss for the year ended December 31, 1997, which was partially offset by net proceeds of approximately $5.6 million received by the Company in the private placement of common stock completed in October 1997. Working capital at December 31, 1997 was approximately $7.9 million.

        The Company expects to incur operating losses until it obtains marketing approval from the FDA for additional disease indications for the Prosorba(R) column, or until sales for the Prosorba(R) column for its existing indication of ITP increase significantly, or until it obtains FDA approval for and successfully commercializes Cyplex(TM). There can be no assurance that the Company will be able to obtain FDA approval to market the Prosorba(R) column for disease indications other than ITP, increase sales in the area of ITP or obtain FDA approval for or be able to successfully commercialize Cyplex(TM).

        In January 1998, the Company announced that its Phase III pivotal study of the Prosorba(R) column in the treatment of RA was stopped. The study was halted based on the recommendation of the independent DSMB after an analysis of the available data showed that the Prosorba(R) column had achieved both statistically significant efficacy and favorable safety results. The Company has begun its efforts to prepare an application for PMA to be filed with the FDA's Medical Device Division and is expected to be completed in mid-1998. The application will request new labeling for the Prosorba(R) column to incorporate the RA indication. However, there can be no assurance that the Company will file its PMA application on a timely basis or that FDA approval to market the Prosorba(R) column for disease indication other than ITP will be received on a timely basis, if at all.

        Although the Company is not obligated under any third party agreements, capital expenditures during 1998 are expected to be approximately $450,000 and will be used to support continued product commercialization and research and development activities.

        In the future, the Company's capital requirements will depend on numerous factors, including the progress of the Company's research and development activities and PMA application for RA. The Company currently believes it has sufficient funds to support its operations through December 31, 1998. To the extent necessary, further sources of funds may include future strategic alliances or joint venture arrangements which may provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

        In October 1997, the Company completed a private placement of 3,851,029 shares of the Company's common stock at a price of $1.50 per share. The net proceeds to the Company were approximately $5.6 million or $1.45 per share, after total costs of approximately $203,000.

        The Company will require additional financing in order to launch the Prosorba(R) column in RA, initiate pivotal clinical trials using the Prosorba(R) column in other diseases and to apply the Company's technology to applications beyond the Prosorba(R) column, such as Cyplex(TM). There can be no assurance that the Company will receive FDA approval for use of the Prosorba(R) column in the treatment of RA, or if it does, that the Company will be able to successfully market the Prosorba(R) column for use in RA. In addition, there can be no assurance that additional financing will be available on terms favorable to the Company, if at all.

RESULTS OF OPERATIONS

Revenues

        Revenues associated with product shipments were $3.0 million, $2.0 million and $1.1 million in 1997, 1996 and 1995, respectively. The significant increase in sales in 1997 from 1996 is a result of the Company regaining the distribution rights to the Prosorba(R) column in May 1996 and initiating direct sales and marketing efforts as mentioned below. Revenues associated with product shipments began to increase in 1996 in conjunction with the Company regaining distribution rights effective in May 1996 and initiating direct sales and marketing efforts as mentioned below.

        In April 1994, Baxter assumed sales and marketing responsibilities under a 10-year exclusive distribution agreement, granting distribution rights of the Prosorba(R) column in the United States and Canada for the treatment of thrombocytopenia. Under the Baxter distribution agreement, Baxter was obligated to purchase from the Company minimum numbers of Prosorba(R) columns at a predetermined price per column. In the event such minimums were not purchased, Baxter was nevertheless obligated to pay the Company for that number of Prosorba(R) columns that Baxter was obligated to purchase under the distribution agreement. Baxter, at its own expense, was to provide sales and marketing support for the sale of the product during the term of the agreement. The Company was to provide significant marketing and promotional support to Baxter for the first three years of the agreement.

        In March 1995, the two companies amended the agreement whereby Baxter:
(a) made a non-refundable take-or-pay payment on March 31, 1995 for the first sales year after the amendment of $3.0 million, (b) agreed to purchase $1.0 million of product during the second quarter of 1995, (c) released the Company from its obligation to provide marketing and promotional support for the second and third years of the agreement, (d) gave the Company the right to co-market with Baxter, (e) relinquished its first right to negotiate for new Prosorba(R) column indications, and (f) agreed under certain circumstances to provide advance payments to the Company for Baxter's 1996 purchases. The Company agreed to eliminate purchase minimums and the take-or-pay concept included in the original agreement and freed Baxter to pursue competing thrombocytopenia therapies.

        The impact of the revised Baxter agreement referred to above had a variety of effects on the operations of the Company during the year ended December 31, 1995. The Company's revenue included the non-refundable $3.0 million take-or-pay payment made by Baxter in March 1995. In addition, sales and marketing costs relative to sales decreased based on Baxter agreeing to assume all marketing and promotional costs.

        Effective May 1, 1996, the Company and Baxter terminated the exclusive distribution agreement, whereby the Company regained the right to sell its Prosorba(R) column directly to customers who had previously purchased the Prosorba(R) column through Baxter as well as to any other potential customers who wish to purchase the Prosorba(R) column.

        Although the Company's direct sales and marketing efforts have proven more effective than those under the Baxter distribution agreement, ITP remains a small market. In 1996, the Company initiated a Phase IV marketing study for use of the Prosorba(R) column in the treatment of ITP in an effort to generate more rigorous clinical data than has been available to date. The Company believes that such data is a prerequisite for increasing the usage of the Prosorba(R) column in the treatment of ITP. However, due to increased competition for patients from other ITP studies, below expected enrollment in the Company's study and the increased opportunities in the RA market, the Company terminated its ITP trial during the fourth quarter of 1997. Lack of data from that study will make it difficult to effect any appreciable increase in sales above their current levels until the Company obtains, if and when it does, FDA approval for sale of the Prosorba(R) column for the treatment of RA. The Company hopes to obtain such approval by mid-1999, however, there can be no assurance that such approval will be obtained in the time expected, if at all.

        In connection with the Company's acquisition of PRP in November 1996, the Company acquired an NIH Small Business Innovation Research (SBIR) Phase II grant. For the year ended December 31, 1997 the Company recorded approximately $325,000 in grant income. Revenues from the grant are recognized as grant expenditures are incurred. The aggregate amount remaining under the grant is approximately $371,000. Expenses related to the grant are classified as research and development expenses. The Company does not expect grant revenue to become a significant contribution to its operations.

Operating Expenses

        Consolidated operating expenses for the years ended December 31, 1997, 1996 and 1995 were $12.6 million, $16.8 million and $11.1 million, respectively. The decrease of $4.2 million in 1997 from 1996 reflects certain non-recurring, and primarily non-cash, charges in 1996 related to the acquisition of PRP and the Company's restructuring and recapitalization totaling $5.9 million, which were partially offset by a significant expansion in the Company's research and development activities. The increase of $5.7 million in 1996 from 1995 relates primarily to the non-recurring, and primarily non-cash, charges for the acquisition of PRP and the Company's restructuring and recapitalization. These increases were offset, in part, by a reduction in operating costs resulting from the Company's restructuring. For the year ended December 31, 1996, consolidated operating expenses include only the two months of PRP's operations subsequent to its acquisition by the Company.

        Production costs were approximately $1.8 million, $1.5 million and $2.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. During the first half of 1996, production was impacted by both the termination of the Baxter agreement and the consolidation of facilities undertaken in connection with the restructuring. There were very few Prosorba(R) columns shipped during the first four months of 1996 as the Company did not resume direct shipments to domestic customers until May 1996. In anticipation of a temporary cessation of manufacturing during the remodeling and subsequent FDA re-approval process of the Redmond, Washington facility, the Company increased production during the second and third quarters to build its inventories. As a result, production costs for the year reflect this unusual activity. However, the increase in 1997 production costs from 1996 also reflected an increase in columns manufactured to accommodate increases in sales and columns used in the RA trial. The decrease in production costs in 1996 from 1995 is also attributable to a reduction in manufacturing labor and overhead costs associated with the restructuring. The total number of Prosorba(R) columns produced in 1996 was in excess of that amount produced in 1995. Since manufacturing overhead was fairly consistent in 1995 and 1994, the fluctuation in production costs is directly attributable to the decrease in the number of units produced in 1995.

        Sales and marketing costs were approximately $1.3 million, $794,000 and $820,000 for the years ended December 31, 1997, 1996 and 1995, respectively.
The increase of approximately $499,000 in 1997 from 1996 is a result of the Company's initiation of direct sales and marketing efforts beginning in May of 1996 and the hiring of a direct sales force in August of 1996. The decrease in 1996 from 1995 is a result of the Company's March 1995 renegotiation agreement with Baxter. During the first quarter of 1995, the Company was still obligated to provide marketing and promotional support to Baxter. In March 1995, the Company was released from that obligation and, thus, incurred significantly less expense through the May 1996 re-initiation of product sales directly to customers. As a result of that termination, however, and the related establishment of an internal sales force to directly sell the Prosorba(R) column, the Company anticipates an increase of sales and marketing expenses in future periods.

        Research and development expenses increased to $6.7 million in 1997, from $4.0 million and $3.2 million in 1996 and 1995, respectively. Research and development expenses typically increase with each phase of a product's development as such product advances to FDA approval. The Company records research and development cost as incurred, including the costs associated with its clinical trials. The Company enrolls patients in various clinical trial sites and records the related cost as the work is performed by the respective research entities. The Company accrues costs related to clinical trials until such costs are actually paid by the Company. The significant increase in research and development expenses of $2.7 million in 1997 from 1996 is attributable to the Company's efforts to establish a stronger scientific base for its products by continuing to expend funds on clinical trials and increasing efforts in studying the mechanism of action of the Prosorba(R) column. Approximately $1.7 million of the increase in research and development expenses from 1996 to 1997 was directly related to amounts expended on the further development of Cyplex(TM) in connection with the Company's acquisition of PRP in November 1996. The remaining increase of approximately $1.0 million in research and development expenses from 1996 to 1997 was primarily due to increase spending on the Company's controlled clinical trial for use of the Prosorba(R) column in the treatment of RA. The 24% increase in 1996 from 1995 is indicative of the Company's increased focus on the clinical development of new products and relates primarily to the June 1996 launch of the Company's Phase III pivotal trial of the Prosorba(R) column for use in RA. In January of 1998, the Company announced that its Phase III pivotal trial evaluating the efficacy of the Prosorba(R) column in the treatment of RA had been stopped early due to achieving favorable safety and statistically significant efficacy results on an intent-to-treat basis. The Company expects further increases in research and development expenses in future periods as the aforementioned trial is concluded and with the commencement in March 1998 of a Phase II efficacy trial for Cyplex(TM).

General and administrative expenses were $2.8 million, $4.6 million, and $2.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease of approximately $1.8 million in 1997 from 1996 was a result of the Company's efforts to control costs, and nonrecurring expenses in 1996 associated with the hiring of the Company's new Chief Executive Officer, and President and Chief Operating Officer, both of whom joined the Company in December 1995, and severance payments paid to the Company's former Chief Scientific Officer in connection with his resignation in March 1996. The significant decrease in 1997 also relates to the Company's restatement of its previously issued financial statements as of and for the years ended December 31, 1996 and 1995. The Company recorded approximately $1.1 million of additional compensation expense in 1996 related to certain stock options granted in 1996. The decrease was partially offset by non-recurring bonuses paid in the third quarter of 1997 to the Company's Chief Executive Officer and President and Chief Operating Officer in connection with the Company achieving certain milestones, were also non-recurring. The increase of approximately $2.0 million in 1996 from 1995 was principally a result of costs associated with the hirings of the Company's new Chief Executive Officer and President, Chief Operating Officer in December 1995 and the Company's restatement of its previously issued financial statements resulting in a charge of $1.1 million to compensation expense in 1996 as mentioned above. Such expenses were partially offset by the resignation of the Company's Chief Scientific Officer in March 1996 whose duties were assumed by the new Chief Executive Officer. In addition, approximately $501,000 and $741,000 was recorded as compensation expense in 1997 and 1996, respectively for stock options granted at less than the closing sales price on the date of grant.

        In 1995, the Company acquired the minority interest of CELx Corporation, the Company's former majority owned subsidiary of the Company. In connection with the acquisition, the Company recorded $625,000 as acquired in-process research and development. The charge was based upon the fair market value of the Company's common stock on the date of the transaction.

        The Company recorded a non-cash expense of approximately $277,000 for debt conversion expense in the year ended December 31, 1996. Such expense represents the fair market value of the increased number of shares issued by the Company under the terms of an exchange offering to holders of the Company's 7% Convertible Debentures. The Company recorded a non-cash expense of approximately $1.1 million in 1995 as a debt conversion expense for the conversion of the same 7% Convertible Debentures discussed above. The expense represents the fair market value of the increased number of shares issued under the terms of the exchange offering compared to the original terms of the 7% Convertible Debentures. The above amounts reflect the Company's restatement of its previously issued financial statements as of and for the years ended December 31, 1996 and 1995. The restatement required the Company to record an additional $93,000 and $314,000 of debt conversion expense during the years ended December 31, 1996 and 1995 respectively, related to deferred debt issuance costs associated with the March 1996 and September 1995 exchange offerings to the holders of the 7% Convertible Debentures.

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

Acquisition of PRP

        On November 1, 1996, the Company acquired PRP. As a result of the acquisition, the Company assumed all of the assets and liabilities of PRP. The transaction has been accounted for as a purchase and the Company recorded a non-recurring expense of approximately $5.1 million as acquired in-process research and development in the fourth quarter of 1996.

        In connection with the acquisition, the Company issued to certain holders of outstanding debt of PRP, in full satisfaction and settlement of such indebtedness, Units (with each Unit being comprised of two shares of the Company's common stock and one common stock purchase warrant) with an approximate total value of $4.5 million (based upon a price of $4.00 per Unit).

        The holders of PRP equity securities (including holders of options and warrants of PRP) (the "Equity Holders") will also be entitled to receive earn-out payments, if any, on a pro rata basis, on net sales of products developed using PRP's technology acquired by the Company in the acquisition. The earn-out payments, if earned, will be treated as compensation expense because most of such earn-out payments will be made to former stockholders. In addition, in conjunction with obtaining approval from the FDA of the use of Cyplex(TM) for the treatment of thrombocytopenia, the Company shall make a payment of $5 million (the "Milestone Payment") to the Equity Holders, with such payment being in the form of, at the Company's discretion, cash, Company common stock, or a combination of the two. The milestone payments, if earned, will either be expensed as acquired research and development or capitalized as purchased technology, depending upon the evaluation of the technology to be made by the Company at such future date.

        In consideration of certain investment banking advisory services provided by EGS Securities Corp. ("EGS') to PRP in connection with the acquisition, the Company issued to EGS Units with a total value of approximately $120,000. In addition, the Company is obligated to pay EGS an amount in cash equal to two and one-half percent (2 1/2%) of a certain milestone payment and each earn-out payment made to the Equity Holders, at the time any such payments are made.

        Subject to limited exceptions, the Company is obligated to spend $4.0 million to commercialize and advance Cyplex(TM) as a principal product of the Company. The only circumstances under which the Company may decrease or cease commercialization of Cyplex(TM) prior to expending $4.0 million would be if the Company encounters critical problems with the commercialization of Cyplex(TM), including problems related to Cyplex(TM), safety, efficacy or economic viability, such as would render Cyplex(TM), on a stand-alone basis, unsafe, ineffective or incapable of generating a reasonable, positive cash flow.

Interest Expense

        Interest expense for the years ended December 31, 1997, 1996 and 1995 were approximately $32,000, $1.1 million and $262,000, respectively. The decrease in 1997 from 1996 and the increase from 1995 to 1996 is due to the restatement of the Company's previously issued financial statements as of and for the years ended December 31, 1996 and 1995 in 1997. In accordance with EITF D-60, which was issued in March 1997 but which is applicable to previously issued financial statements, the Company recorded $1,063,000 of interest expense in 1996 related to the Senior Convertible Debentures which were issued with a discounted conversion feature.

Net Loss

        Net loss for the year ended December 31, 1997 was approximately $8.9 million compared to approximately $15.5 million in 1996. The decrease of approximately $6.7 million is a result of an increase in research and development related to the Company's RA trial offset in part by an increase in revenue and a decrease in general and administrative costs. For the year ended December 31, 1996, the acquisition of PRP, and the cost of the restructuring and recapitalization, and the decrease in total revenues was only partially offset by the decrease in recurring operating expenses thereby resulting in a net loss of $15.5 million or $0.53 per share (basic and diluted). For the year ended December 31, 1995, the Company reported a net loss of $7.1 million.

IMPACT OF YEAR 2000

        The "Year 2000 Issue" addresses the problems created by the fact that most computer software programs have been written using two digits, rather than four, to represent a specific year (e.g., "97" would represent 1997). Such date-sensitive software programs may recognize a date using "00" as the year 1900 rather than the year 2000, which might result in system failures or miscalculations causing a disruption in operations, including among others, temporary inability to process normal accounting transactions, send invoices or engage in similar normal business activities. In addition, to the extent a company distributes products containing date-sensitive computer programs, a company may incur substantial costs and time creating or modifying existing software programs, inventory and returned products.

        The Company has completed an assessment of the impact of the Year 2000 Issue on its internal and external operations, and had determined that it will be required to upgrade certain software programs it employs in the normal course of business, including its accounting application software and certain other administrative software. The total cost of the Year 2000 Issue project is estimated to be less than $50,000 and is estimated to be completed no later than December 31, 1998. The Company believes that the Year 2000 Issue will not have a material adverse effect on its operations or business.

        The cost of the Year 2000 Issue project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Refer to the Index on Page F-1 of the Financial Report included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The directors and executive officers of the Company as of February 28, 1998 are as follows:

               NAME                     AGE                              POSITION
               ----                     ---                              --------
Jay D. Kranzler, M.D., Ph.D.(1)(2)      40      Chief Executive Officer, Chief Scientific Officer, Chief
                                                Financial Officer and Vice Chairman of the Board of
                                                Directors

Debby Jo Blank, M.D.(1)(2)              46      President, Chief Operating Officer and Director

R. Michael Gendreau, M.D.               42      Vice President, Research & Development and Chief Medical
                                                Officer

Richard M. Crooks, Jr.(3)(4)(5)         58      Chairman of the Board of Directors

Philip J. O'Reilly(3)(4)(5)             59      Director

Jack H. Vaughn(3)(5)                    77      Director

---------
(1)  Member of the 401(k) Plan Committee

(2)  Member of the Non-Executive Officer Stock Option Committee

(3)  Member of Audit Committee

(4)  Member of Stock Option Committee

(5)  Member of Compensation Committee

        JAY D. KRANZLER, M.D., PH.D., was appointed Chief Executive Officer and Vice Chairman of the Company in December 1995. In April 1996, Dr. Kranzler also assumed the position of Chief Scientific Officer of the Company, and in November 1997, also assumed the position of Chief Financial Officer. From January 1989 until August 1995, Dr. Kranzler served as President, Chief Executive Officer and a director of Cytel Corporation, a publicly held biotechnology company. Dr. Kranzler has been an adjunct member of the Research Institute of Scripps Clinic since January 1989. Before joining Cytel, Dr. Kranzler was employed by McKinsey & Company, a management-consulting firm, from 1985 to January 1989 as a consultant specializing in the pharmaceutical industry.

        DEBBY JO BLANK, M.D., was appointed President, Chief Operating Officer and Director of the Company in December 1995. Prior to joining the Company, from 1994 through the end of 1995, Dr. Blank was Senior Vice President, Marketing, for Advanced Technology Laboratories, a publicly held manufacturer and distributor of ultrasound equipment. From 1993 to 1994, she was Vice President, U.S. Marketing for Syntex. From 1989 to 1993, Dr. Blank held various positions at the DuPont Company and the DuPont Merck Pharmaceutical Company ("DuPont"), including Vice President Worldwide Marketing, Vice President, New Product Planning & Licensing, and Vice President, Strategy and Business Development. Before joining DuPont, she was employed by the management-consulting firm, Arthur D. Little, from 1986 to 1989 as a consultant in its pharmaceutical practice.

        R. MICHAEL GENDREAU, M.D., was appointed Vice President of Research and Development and Chief Medical Officer of the Company in December 1996. Dr. Gendreau joined the Company in 1994 and held various positions from 1994 through 1996, including Executive Director of Scientific Affairs. From 1991 to 1994, Dr. Gendreau was Vice President of Research and Development and Chief Medical Officer for MicroProbe Corporation, a developer and manufacturer of DNA probe-based diagnostic equipment.

        MR. RICHARD M. CROOKS, JR., has been a director of the Company since 1991. He has been President of RMC Consultants, a financial advisory services firm, since June 1990. Mr. Crooks is a director of and consultant to Allen & Company Incorporated, a privately held investment-banking firm, which is the Company's principal stockholder. He served as a Managing Director of Allen & Company Incorporated for more than five years prior to June 1990. Mr. Crooks is also a director of Excaliber Technologies Corporation.

        MR. PHILIP J. O'REILLY, has been a director of the Company since 1994. He is a partner in the law firm of O'Reilly, Marsh, Kearney & Corteselli P.C., in Garden City, New York. He has been in private practice for more than twenty years. Mr. O'Reilly also serves as a director of Excalibur Technologies Corporation.

        MR. JACK H. VAUGHN, has served as a director of the Company since 1991. Currently, Mr. Vaughn is Chairman of ECOTRUST, a Portland, Oregon-based foundation promoting environmentally friendly development in the Pacific Northwest. From 1988 to 1992, he was the U.S. Government's Senior Environmental Advisor for Central America. Prior to that, Mr. Vaughn had been the founding Chairman of Conservation International, a private foundation encouraging biological diversity. Mr. Vaughn was a director of Allegheny & Western Energy Corporation from 1981 through 1995 and was a member of its Compensation Committee.

        Each officer serves at the discretion of the Board of Directors. The Company's Bylaws permit the Board of Directors to establish by resolution the authorized number of directors, and the Company currently has six directors authorized. The Company's Restated Certificate of Incorporation and Bylaws provide that the Board of Directors shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Each director holds office until the annual meeting of stockholders of the Company which coincides with the end of such director's three-year term and until such director's successors have been elected and duly qualified. There are no family relationships among any of the directors or officers of the Company.

SCIENTIFIC ADVISORY BOARDS

        The Company has established four scientific advisory boards to provide scientific and clinical support and guidance related to the Company's products. The areas of focus of the scientific advisory boards are immunology, rheumatology, hematology, and platelet therapy.

        The Immunology Advisory Board (the "IAB") is currently composed of Gerald T. Nepom (appointed July 1996), M.D., Ph.D., Scientific Director of the Virginia Mason Research Center in Seattle, Washington; Eng Tan (appointed June
1996), M.D., Director, W.M. Keck Autoimmune Disease Center, The Scripps Clinic and Research Institute, San Diego, California. The focus of the IAB will be to provide guidance to the extramural research investigating the Prosorba(R) column's immunologic mechanism of action.

        The Rheumatology Advisory Board (the "RAB") is composed of David Felson (appointed June 1996), M.D., M.P.H. Professor of Medicine and Public Health, Director, Boston University Arthritis Health Services Center; Richard Panush (appointed June 1996), M.D., Professor and Chairman, Department of Medicine, St. Barnabas Medical Center, Livingston, New Jersey; George Ehrlich (appointed June
1996), M.D., University of Pennsylvania Medical School, Member, Expert Advisory Panel on Chronic Degenerative Disease, World Health Organization. The RAB will oversee and guide the Company's programs in RA. The RAB members are all serving as advisors to the FDA in the Drug Division which reviews New Drug Applications for rheumatology pharmaceutical product.

        The Hematology Advisory Board (the "HAB") is composed of James B. Bussel (appointed May 1996), M.D., Associate Professor of Pediatrics, Director of ITP Program, Division of Pediatrics Hematology/Oncology, Cornell Medical Center; John Harlan (appointed May 1996), M.D., Professor of Medicine, Division Head, Hematology, Massachusetts General Hospital; and David J. Kuter (appointed June
1996), M.D., D.Phil., Chairman, Department of Hematology, Massachusetts General Hospital. The HAB will oversee and guide the Company's programs in ITP.

        The Platelet Advisory Board (the "PAB") is composed of Richard H. Aster (appointed November 1996), M.D., former President, Blood Center of Southeast Wisconsin; Ernest Beutler (appointed June 1997), M.D., Chairman, Department of Molecular and Experimental Medicine, The Scripps Clinic and Research Foundation, San Diego, California; Leon W. Hoyer (appointed November 1996), M.D., Director, Holland Laboratories, Vice President, Research and Development, American Red Cross; John Lawler (appointed November 1996), Ph.D., Associate Professor, Department of Pathology, Harvard Medical School, Brigham and Women's Hospital; Ernest R. Simon (appointed June 1997), M.D., Retired Executive Vice President, Medical Affairs, Blood Systems, Inc.; Scott N. Swisher (appointed November
1997), M.D., Chairman, FDA Blood Products Advisory Committee; Professor of Medicine (emeritus), University of Michigan; Paul C. Zamecnik (appointed November 1996), M.D., Professor of Medicine (emeritus) Harvard Medical School, Principal Scientist, Hybridon; Sherrill Slichter (appointed October 1997), M.D., Pugetsound Blood Center. The PAB will oversee the Company's programs as they relate to platelet therapy.

        There are no material consulting or other agreements between the Company and any member of the Company's various scientific advisory boards.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS


        Each nonemployee director of the Company is entitled to receive $12,000 per year for such person's service as a director. Messrs. O'Reilly and Vaughn each received $12,000 in cash compensation for service as a director during fiscal year 1997. In addition, each nonemployee director is entitled to receive an option to purchase 10,000 shares of common stock of the Company upon such nonemployee director's initial election to the Board and an option to purchase an additional 10,000 shares of common stock of the Company upon each annual re-election of such nonemployee director to the Board. Each of Messrs. Crooks, O'Reilly and Vaughn received an option to purchase 10,000 shares of common stock for service as a director during fiscal year 1997. Directors who are employees of the Company do not receive any fee for their service as directors. None of the Company's directors receive any fees for their service on any committee of the Board. All of the Company's directors are reimbursed for their out-of-pocket travel and accommodation expenses incurred in connection with their service as directors of the Company.

COMPENSATION OF EXECUTIVE OFFICERS

        The following table sets forth information concerning compensation awarded or paid to, or earned for the fiscal years ended December 31, 1997, 1996 and 1995 by the Chief Executive Officer of the Company and those executive officers whose salary and bonus for fiscal year 1997 exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                            LONG-TERM
                                                                          COMPENSATION
                                                ANNUAL COMPENSATION            (1)
                                             ------------------------        -------      -----------
                                                                              SHARES        ALL OTHER
     NAME AND PRINCIPAL           FISCAL        BASE                        UNDERLYING    COMPENSATION
          POSITION                 YEAR       SALARY($)      BONUS($)       OPTIONS(#)         ($)
     ------------------           ------     ---------      ---------       ----------    ------------
Jay D. Kranzler, M.D., Ph.D.,      1997      $ 245,000      $ 125,000        277,440      $  10,800(3)
   Chief Executive Officer,        1996        240,000        135,000      3,025,327         10,700(4)
   Chief Scientific Officer,       1995             --         50,000             --             --
   Chief Financial Officer
   and Vice Chairman(2)

Debby Jo Blank, M.D.,              1997        215,500        101,500        101,415          9,500(6)
   President, Chief Operating      1996        210,000        135,000      1,134,497        164,236(7)
     Officer and Director(5)       1995             --         50,000             --             --

R. Michael Gendreau, M.D           1997        149,000            262             --          4,472(6)
   Vice President, Research        1996        145,000         25,000        125,000         57,805(8)
   and Development and             1995        145,000             --        141,000          7,537(6)
   Chief Medical Officer

(1) The Company's 1996 Equity Incentive Plan (the "1996 Plan"), Incentive Stock Option and Appreciation Plan and the 1988 Non-Qualified Stock Option Plan (collectively, the "Plans") are intended to further the interests of the Company by providing for the grant of stock awards to directors, officers and employees of and consultants to the Company.

(2) Dr. Kranzler was appointed Chief Executive Officer of the Company on December 28, 1995. Amounts shown as Annual Compensation do not reflect approximately $20,000 which Dr. Kranzler received as a consultant to the Company during 1995.

(3) Includes $1,300 paid by the Company on behalf of Dr. Kranzler for life insurance premiums during 1997, and $9,500 of contributions made by the Company under its 401(k) plan.

(4) Includes $1,200 paid by the Company on behalf of Dr. Kranzler for life insurance premium during 1996, and $9,500 of contributions made by the Company under its 401(k) plan.

(5) Dr. Blank was appointed President and Chief Operating Officer on December 28, 1995. Amounts shown as Annual Compensation do not reflect approximately $20,000 which Dr. Blank received as a consultant to the Company during 1995.

(6)     Represents contributions made by the Company under its 401(k) plan.

(7) Includes $154,736 paid to Dr. Blank for relocation costs and related tax gross-ups associated with Dr. Blank's relocation to San Diego, California upon joining the Company. Also includes $9,500 of contributions made by the Company under its 401(k) plan.

(8) Includes $52,583 paid to Dr. Gendreau for relocation costs associated with Dr. Gendreau's relocation to San Diego, California. Also includes $5,222 of contributions made by the Company under its 401(k) plan.

                        STOCK OPTION GRANTS AND EXERCISES

        The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1997 to the Named Executive
Officers:

                                                  INDIVIDUAL GRANTS
                                  -------------------------------------------------    POTENTIAL REALIZABLE VALUE
                                                  % OF TOTAL                           AT ASSUMED ANNUAL RATES OF
                                                   OPTIONS                                STOCK APPRECIATION FOR
                                    SHARES        GRANTED TO                             APPRECIATION FOR OPTION
                                  UNDERLYING     EMPLOYEES IN   EXERCISE                        TERM($)(2)
                                    OPTIONS      FISCAL YEAR      PER      EXPIRATION    ----------------------
         NAME                     GRANTED(#)        (%)(1)       SHARE($)     DATE          5%            10%
         ----                     ----------     ------------ ----------   ----------    --------      --------

Jay D. Kranzler, M.D., Ph.D.       277,440(3)        33.9%    $    1.625    8/29/07      $283,530      $718,523
Debby Jo Blank, M.D.               101,415(3)        12.4%    $    1.625    8/29/07      $103,641      $262,647

(1) Based upon options to purchase a total of 819,522 shares of Common Stock of the Company granted during fiscal year 1997.

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth certain information as of December 31, 1997, regarding options held by the Named Executive Officers. None of such individuals exercised any options during the fiscal year ended December 31, 1997. There were no stock appreciation rights outstanding at December 31, 1997.

                                          NUMBER OF SHARES           VALUE OF UNEXERCISED
                                       UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                       OPTIONS AT FY-END (#)         AS OF FY-END ($) (1)
                                     ---------------------------  --------------------------
         NAME                        EXERCISABLE   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
         ----                        -----------   -------------  -----------  -------------
Jay D. Kranzler, M.D., Ph.D.          2,233,243      1,069,524         --             --

Debby Jo Blank, M.D.                    836,642        399,270         --             --

R. Michael Gendreau, M.D.               158,976        107,024         --             --

(1) All options held by each of the Named Executive Officers as of December 31, 1997 were out-of-the money.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS


        On December 28, 1995, the Company entered into a five year employment agreement with Dr. Jay Kranzler, the Company's Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer. Dr. Kranzler's annual compensation consists of base salary of $240,000, performance based bonuses of up to an additional twenty-five percent (25%) of annual base salary and certain options to purchase common stock of the Company, as described below.

        In addition to his base salary and bonus, under his employment agreement, Dr. Kranzler was granted an option to purchase 3,025,327 shares of common stock of the Company (which amount represented eight percent (8%) of the Company's common stock on a fully diluted basis on the date of grant) at an exercise price equal to $1.50 per share. The options vest twenty-five (25%) immediately upon grant and thereafter ratably and daily over a four (4) year period. Dr. Kranzler's options shall fully vest upon the occurrence of any merger, consolidation, corporate reorganization or transfer of all or substantially all of the assets of the Company and upon the termination without cause of Dr. Kranzler's employment with the Company. In August 1997, Dr. Kranzler was granted an option to purchase 277,440 shares of the Company's common stock at an exercise price of $1.625 per share. As of March 15, 1998, options to purchase 2,358,921 shares of common stock had vested.

        On December 28, 1995, the Company entered into a five year employment agreement with Dr. Debby Jo Blank, the Company's President and Chief Operating Officer. Dr. Blank's annual compensation consists of base salary of $210,000, performance based bonuses of up to an additional twenty-five percent (25%) of annual base salary and certain options to purchase common stock of the Company, as described below.

        In addition to her base salary and bonus, under her employment agreement, Dr. Blank was granted an option to purchase 1,134,497 shares of common stock of the Company (which amount represented three percent (3%) of the Company's common stock on a fully diluted basis on the date of grant) at an exercise price equal to $1.50 per share. The options vest twenty-five (25%) immediately upon grant and thereafter ratably and daily over a four (4) year period. Dr. Blank's options shall fully vest upon the occurrence of any merger, consolidation, corporate reorganization or transfer of all or substantially all of the assets of the Company and upon the termination without cause of Dr. Blank's employment with the Company. In August 1997, Dr. Blank was granted an option to purchase 101,415 shares of the Company's common stock at an exercise price of $1.625 per share. As of March 15, 1998, options to purchase 883,671 shares of common stock had vested.

        In April 1996, the Company entered into an employment agreement with Dr.
R. Michael Gendreau, the Company's Vice President, Research and Development and Chief Medical Officer, whereby Dr. Gendreau will receive an annual base salary of $145,000. In addition, during 1996 Dr. Gendreau received $52,583 to offset the costs of relocating from Seattle, Washington to San Diego, California. The Company also granted Dr. Gendreau options to purchase up to 125,000 shares of the Company's common stock at an exercise price of $2.019 per share. On January 1, 1998, Dr. Gendreau was granted an option to purchase 50,000 shares of common stock of the Company at an exercise price of $1.4375 per share. As of March 15, 1998, options to purchase a total of 198,278 shares of common stock had vested. In the event that Dr. Gendreau's employment with the Company is terminated by the Company without cause due to a corporate merger or acquisition, Dr. Gendreau will receive severance pay equal to $72,500.

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

COMPENSATION MIX AND MEASUREMENT

        The Company's executive compensation for the Chief Executive Officer and all other executives is based upon three components, each of which is intended to serve the Company's compensation principles:

Base Salary

        Base salary is targeted at the competitive median for similar companies in the biotechnology industry. For the purpose of establishing these levels, the Committee compares the Company's compensation structure from time to time with the companies covered in a compensation survey of the biotechnology industry entitled, Biotechnology Compensation and Benefits Survey, which is prepared by Radford Associates and sponsored by the Biotechnology Industry Organization. Many of the Companies covered in that survey are also included in the published industry line-of-business index included in the Company's Stock Price Performance Graph, included elsewhere in this document.

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

        Based upon the Committee's review of the financial performance of the Company, no annual incentive bonuses were awarded to any members of senior management for 1997.

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

Compensation of the Chief Executive Officer

        The Company appointed Jay D. Kranzler, M.D., Ph.D. as its new Chief Executive Officer on December 28, 1995. Accordingly, his compensation was determined based upon prevailing compensation packages in the biotechnology industry, since a compensation package consistent with the biotechnology industry was believed necessary to attract an individual of Dr. Kranzler's caliber. His annual compensation consists of base salary of $240,000 and cash bonuses of up to twenty-five percent (25%) of his annual base salary. In addition, under his employment agreement, Dr. Kranzler was granted options to purchase 3,025,327 shares of the Company's common stock at an exercise price of $1.50 per share. In 1997, he earned bonuses totaling $125,000 pursuant to the terms of his employment agreement.

        Under the Omnibus Budget Reconciliation Act of 1993, beginning in 1994, the federal income tax deduction for certain types of compensation paid to the Chief Executive Officer and four other most highly compensated officers of publicly held companies is limited to $1,000,000 per officer per fiscal year unless such compensation meets certain requirements. The Committee is aware of this limitation and believes that the deductibility of compensation payable in 1997 will not be affected by this limitation.

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

                                    [GRAPH]

                                92       93      94      95      96      97
-----------------------------------------------------------------------------
NASDAQ OTC                      100     114.8   112.2   158.7   195.2   239.5
CYPRESS BIOSCIENCE, INC.        100     129.2    75      93.7    64.6    47.9
NASDAQ PHARMACEUTICAL INDEX     100      89.1    67.1   122.7   123.1   127.2
-----------------------------------------------------------------------------

necessarily indicative of future stock price performance.


The above comparison assumes $100 was invested in the Company's common stock and each index on December 31, 1992.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of January 30, 1998 with respect to (i) each stockholder known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock of the Company,
(ii) each director, (iii) each Named Executive Officer and (iv) all directors and Named Executive Officers of the Company as a group. Except as set forth below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

                                                     AMOUNT AND NATURE OF
BENEFICIAL OWNER(1)                                BENEFICIAL OWNERSHIP(2)   PERCENT OF CLASS(2)
-------------------                                -----------------------   -------------------
Allen & Company Incorporated ..................          5,727,809(3)             14.7%
  711 Fifth Avenue
  New York, New York 10022
Paramount Capital Asset Management, Inc. ......          5,190,468(4)             13.4%
   787 Seventh Avenue, 44th Floor
   New York, NY 10019
Jay D. Kranzler ...............................          2,616,339(5)              6.3%
Debby Jo Blank ................................          1,119,084(6)              2.9%
R. Michael Gendreau ...........................            199,155(7)                *
Richard M. Crooks, Jr .........................          1,131,897(8)              2.9%
Jack H. Vaughn ................................             56,000(9)                *
Philip J. O'Reilly ............................             84,625(10)               *
All Directors and Named Executive Officers as a
  Group (8 persons) ...........................          5,207,100(11)            12.3%

------------------------
*       Less than one percent

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedule 13Ds filed with the Securities and Exchange Commission (the "Commission"). Except as shown otherwise in the table, the address of each stockholder listed is in care of the Company at 4350 Executive Drive, Suite 325, San Diego, California, 92121.

(2) Except as otherwise indicated in the footnotes of this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable within 60 days of January 30, 1998 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentage of beneficial ownership is based upon 38,652,003 shares of the Company's Common Stock outstanding as of January 30, 1998.

(3) This information was derived from information provided to the Company by Allen & Company Incorporated. Includes warrants to purchase 356,980 shares of Common Stock exercisable within 60 days of January 30, 1998.

(4) Dr. Lindsay A. Rosenwald is the sole shareholder of Paramount Capital Asset Management, Inc. ("Paramount Capital"). Paramount Capital is the general partner of Aries Domestic Fund, L.P., a limited partnership incorporated in Delaware ("Aries Domestic") and the investment manager of The Aries Trust, a Cayman Islands trust ("Aries Trust"). Includes warrants to purchase 37,500 shares of Common Stock held by Aries Domestic and warrants to purchase 87,500 shares of Common Stock held by The Aries Trust, in each case such warrants being exercisable within 60 days of January 30, 1998. Of the 5,190,468 shares of Common Stock (including warrants) indicated as beneficially held, Paramount Capital shares voting and dispositive power with the following persons or entities: Dr. Rosenwald with respect to 5,190,468 of the shares; Aries Domestic with respect to 1,623,617 of the shares; and The Aries Trust with respect to 3,566,851 of the shares.

(5) Includes 2,386,095 shares of Common Stock issuable pursuant to options exercisable within 60 days of January 30, 1998. Also includes 220,244 shares of Common Stock held by the Company's 401(k) plan for which Dr. Kranzler, as co-trustee of the 401(k) plan, has voting rights to such shares.

(6) Includes 893,840 shares of Common Stock issuable pursuant to options exercisable within 60 days of January 30, 1998. Also includes 220,244 shares of Common Stock held by the Company's 401(k) plan for which Dr. Blank, as co-trustee of the 401(k) plan, has voting rights to such shares.

(7) Includes 199,155 shares of Common Stock issuable pursuant to options exercisable within 60 days of January 30, 1998.

(8) Includes 40,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of January 30, 1998. Also includes 692,829 shares of Common Stock and presently exercisable warrants to purchase 6,667 shares of Common Stock held by Allen & Company Incorporated, in which Mr. Crooks has a pecuniary interest pursuant to an arrangement with Allen & Company Incorporated.

(9) Includes 55,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of January 30, 1998.

(10) Includes 40,000 shares of Common Stock issuable pursuant to options or other rights exercisable within 60 days of January 30, 1998.

(11) Includes 3,620,757 shares of Common Stock issuable pursuant to outstanding options and warrants exercisable within 60 days of January 30, 1998. Also includes 220,244 shares of Common Stock held by the Company's 401(K) plan for which certain individuals in the group exercise voting power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In October 1997, the Company completed a private placement of approximately 3,851,000 shares of its Common Stock with certain accredited investors at a purchase price of $1.50 per share, resulting in net proceeds to the Company of approximately $5.6 million or $1.45 per share, after total costs of approximately $203,000. Merrill Weber & Co. acted as a non-exclusive placement agent for the Company and received $76,593 as a placement agent fee. Paramount Capital Asset Management, Inc., the Company's second largest stockholder, is the investment manager of Aries Domestic Fund, L.P. and The Aries Trust, stockholders that participated in the private placement and who collectively purchased 1,333,333 shares of the Company's Common Stock and received $120,000 in placement agent fees.

        Mr. Richard Crooks, Jr., a director of the Company, is a director of and consultant to, Allen & Company Incorporated, a principal stockholder of the Company. As of January 30, 1998, Mr. Crooks beneficially held approximately 2.9% of the Company's Common Stock.

        Allen & Company Incorporated is compensated for investment banking services rendered to the Company under a one-year consulting agreement specifying monthly payments of $5,000. In 1997, the Company paid Allen & Company Incorporated a total of $40,000 under this agreement.

        The Company entered into employment agreements with each of its three executive officers, as described in Item 11 "Executive Compensation - Employment and Change of Control Agreements." In addition, the Company has granted stock options to certain directors and executive officers of the Company. See "Item 11, Executive Compensation."

        The Company's Bylaws provide that the Company will indemnify its directors and executive officers and may indemnify its other officers, employees and other agents to the fullest extent permitted by Delaware law. The Company is also empowered under its Bylaws to enter into indemnification contracts with its directors and officers and to purchase insurance on behalf of any person whom it is required or permitted to indemnify. Pursuant to this provision, the Company has entered into indemnity agreements with each of its directors and officers and currently maintains directors and officers insurance coverage.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) (1)  FINANCIAL STATEMENTS

            The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index on page F-1.

           (2)  FINANCIAL STATEMENT SCHEDULES

                    Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

          (3)   EXHIBITS

EXHIBIT NO.  DESCRIPTION                        INCORPORATED BY REFERENCE TO
------------ ---------------------------------  -------------------------------------
  3.1        Amended and Restated Certificate   Exhibit 3.1 to Form 10-Q for the
             of Incorporation                   quarter ended March 30, 1996

  3.2        By-Laws, as amended                Exhibit 3.2 to 1995 Form 10-K

  4.1        Form of Stock Certificate          Exhibit 4.1 to Form S-1 Registration
                                                Statement No. 33-41225

  4.2        Warrant Certificate                Exhibit 4.2 to Form 8-K filed November
                                                1, 1996

 10.1        Form of Common Stock Purchase      Exhibit 3.1 to Form S-1 Registration
             Warrant                            Statement No. 33-41225

 10.2        Form of Employee Stock Warrant     Exhibit 10.13 of Form S-1 Registration
                                                Statement No. 33-41225

 10.3        Agreement and Plan of Merger and   Exhibit 2.1 to Form 10-Q for quarter
             Reorganization dated October 10,   ended September 30, 1996
             1996, by and among Registrant,
             Cypress Acquisition Sub, Inc.
             and PRP, Inc.

 10.4        Warrant Agreement dated            Exhibit 4.1 to Form 10-Q for quarter
             September 18, 1996, between        ended September 30, 1996
             Registrant and American Stock
             Transfer & Trust Company

 10.5        Exchange of Bridge Debt and        Exhibit 4.2 to Form 10-Q
             Warrant Termination                for quarter ended September 30, 1996
             Agreement between Registrant and
             certain holders of indebtedness
             of PRP, Inc.

 10.6        Incentive Stock Option             Exhibit 28.2 to Form S-8 Registration
                                                Statement No. 33-20188

 10.7        Form of Nonqualified Stock Option  Exhibit 4.5 to Form 10-K for
                                                the year ended December 31, 1993

 10.8        Form of 7% Convertible Debentures  Exhibit 10.1 to Form 10-Q for the
                                                quarter ended March 31, 1994

 10.9        Warrant Agreement dated as of      Exhibit 10.3 to Form 10-Q for the
             April 22, 1994 between IMRE        quarter ended March 31, 1994
             Corporation and Allen & Company
             Incorporated

 10.10       Form 7% Convertible Debenture      Exhibit 10.4 to Form 10-Q for the
             Purchase Agreement                 quarter ended March 31, 1994

 10.11       Form of Senior Convertible         Exhibit 4.10 to 1995 From 10-K
             Debenture

 10.12       Form of Senior Convertible         Exhibit 4.11 to 1995 Form 10-K
             Debenture Purchase Agreement

 10.13       Form of Stock Purchase Agreement   Exhibit 4.12 to 1995 Form 10-K
             for January 1996 Private
             Placement

 10.14       Form of Warrant to Purchase        Exhibit 99.1 to Form S-8 Registration
             Common Stock                       Statement No. 333-19465

 10.15       1996 Equity Incentive Plan (the    Exhibit 99.1 to Form S-8 Registration
             "1996 Plan")                       Statement No. 333-06771

 10.16       Sub-Lease Agreement dated April    Exhibit 3.1 to Form 10-Q for the
             15, 1996, between the Company      quarter ended March 30, 1996
             and Bristol-Myers Squibb Company

 10.17       Common Stock Purchase Warrant      Exhibit 99.1 to Form S-8 Registration
             dated June 10, 1991                Statement No. 333-06765

 10.18       Warrant Agreement dated as of      Exhibit 99.1 to Form S-3 Post
             August 29, 1991 between IMRE       Effective Amendment to Registration
             Corporation and Manufacturers of   Statement No. 33-71278
             Hanover Trust Company of
             California (now known as Chemical
             Trust Company of California)

 10.19       Successor Warrant Agent            Exhibit 99.2 to Form S-3 Post
             Agreement dated July 23, 1996      Effective Amendment to Registration
             between the Registrant and         Statement No. 33-71278
             American Stock Transfer & Trust
             Company

 10.20       Form of Incentive Stock Option     Exhibit 3.1 to Form 10-Q for the
             Agreement under the 1996 Plan      quarter ended March 30, 1996

 10.21       1996 Equity Incentive Plan Form    Exhibit 3.1 to Form 10-Q for the
             of Non-Statutory Stock Option      quarter ended March 30, 1996
             Agreement

 10.22       Incentive Stock Option and         Exhibit 99.4 to Form S-8 Registration
             Appreciation Plan, as amended      Statement No. 333-06771
             June 29, 1992

 10.23       Form of Incentive Stock Option     Exhibit 99.5 to Form S-8 Registration
             Agreement under the ISO Plan       Statement No. 333-06771

 10.24       Amended and Restated 1988          Exhibit 99.6 to Form S-8 Registration
             Nonqualified Stock Option Plan     Statement No. 333-06771

 10.25       Form of Nonqualified Stock         Exhibit 99.7 to Form S-8 Registration
             Option Agreement under the 1988    Statement No. 333-06771
             Plan

 10.26       Form of Stock Option Agreement     Exhibit 99.8 to Form S-8 Registration
             for issuance's of all non-plan     Statement No. 333-06771
             options

 10.27       Form of Nonstatutory Stock         Exhibit 99.3 to Form S-8 Registration
             Option Agreement under the 1996    Statement No. 333-06771
             Plan

 10.28       Stock Option and Stock             Exhibit 28.1 to Form S-8 Registration
             Appreciation Plan                  Statement No. 333-06771

 10.29       Warrant Agreement dated            Exhibit 10.1 to Form S-3 Registration
             September 19, 1996 between the     Statement No. 333-15483
             Registrant and American Stock
             Transfer & Trust company

 10.30       1988 Nonqualified Stock Option     Exhibit 28.3 to Form S-8 Registration
             Plan                               Statement No. 333-06771

 10.31       Sub-lease Agreement dated          Exhibit 10.3 to 1993 Form 10-K
             October 11, 1991

 10.32       Lease Agreement dated April 26,    Exhibit 10.4 to 1994 Form 10-K
             1994

 10.33       Warrant Agreement dated as of      Exhibit 99.1 to Form S-3 Registration
             August 29, 1991 between IMRE       Statement No. 33-71278
             Corporation and Manufacturers
             Hanover Trust Company of
             California (now known as
             Chemical Trust Company of
             California)

 10.34       Form of Exchange of Bridge Debt    Exhibit 10.1 to Form S-3 Registration
             and Warrant Termination Agreement  Statement No. 333-15483

 10.35       Employment Agreement with Jay D.   Exhibit 10.8 to 1995 Form 10-K
             Kranzler

 10.36       Employment Agreement with Debby    Exhibit 10.9 to 1995 Form 10-K
             Jo Blank

 10.37       Spear, Leeds & Kellogg Stock       Exhibit 10.37 to Form S-1 Registration
             Purchase Agreement                 Statement No. 333-45705

 10.38       Form of Indemnity Agreement

 11.1        Statement regarding computation    Item 8 of 1995 Form 10-K
             of per share loss

 23.1        Consent of Ernst & Young LLP,
             Independent Auditors

 24.1        Power of Attorney                  Reference is made to page 38

 27.1        Financial Data Schedule

(b)       REPORTS ON FORM 8-K

               None

(c)       EXHIBITS

        The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CYPRESS BIOSCIENCE, INC.

                                        By: /s/ Jay D. Kranzler
                                            -----------------------------------
                                                Jay D. Kranzler, M.D., Ph. D.
                                                Chief Executive Officer,
                                                Chief Scientific Officer, and
                                                Chief Financial Officer

Date:  March 31, 1998

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay D. Kranzler, M.D., Ph.D., as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorney-in-fact and agent, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

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


SIGNATURE                                           TITLE                               DATE
---------                                           -----                               ----
/s/ Jay D. Kranzler                  Chief Executive Officer, Chief                March 31, 1998
---------------------------------    Scientific Officer, Chief Financial
Jay D. Kranzler, M.D., Ph.D.         Officer and Vice Chairman of the Board
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting
                                     Officer)

/s/ Debby Jo Blank                   President, Chief Operating Officer            March 31, 1998
---------------------------------    and Director
Debby Jo Blank, M.D.

/s/ Richard M. Crooks, Jr.           Chairman of the Board of Directors            March 31, 1998
---------------------------------
Richard M. Crooks, Jr.

/s/ Philip J. O'Reilly               Director                                      March 31, 1998
---------------------------------
Philip J. O'Reilly

/s/ Jack H. Vaughn                   Director                                      March 31, 1998
---------------------------------
Jack H. Vaughn

                            CYPRESS BIOSCIENCE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors......................................   F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997...........................   F-3

Consolidated Statements of Operations for the Years ended
  December 31, 1995, 1996 and 1997.....................................................   F-4

Consolidated Statements of Stockholders' Equity for the Years ended
        December 31, 1995, 1996 and 1997...............................................   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1995,
1996 and 1997..........................................................................   F-6

Notes to Consolidated Financial Statements.............................................   F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CYPRESS BIOSCIENCE, INC.

We have audited the accompanying consolidated balance sheets of Cypress Bioscience, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cypress Bioscience, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                           ERNST & YOUNG LLP



San Diego, California
February 13, 1998

                            CYPRESS BIOSCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                              -------------------------------
                                                                   1997              1996
                                                              ------------       ------------
                                                                                  (Restated)
ASSETS
Current assets:
  Cash and cash equivalents                                   $  7,541,320       $  8,045,508
  Short-term investments                                           974,333          2,890,160
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of
      $178,719 in 1997 and $200,312 in 1996                        372,741            344,041
    Other                                                          140,487            150,954
  Inventories                                                      628,004            973,767
  Prepaid expenses                                                 114,382            171,231
                                                              ------------       ------------
    Total current assets                                         9,771,267         12,575,661

Property and equipment, net                                      1,991,777          2,351,928
Convertible debenture issuance costs, net                           25,722             33,487
                                                              ------------       ------------
    Total assets                                              $ 11,788,766       $ 14,961,076
                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                          $    530,132       $    999,442
    Accrued compensation                                           175,929            485,751
    Accrued liabilities                                          1,144,692            902,090
    Current portion of capital leases                                4,286             27,208
                                                              ------------       ------------
      Total current liabilities                                  1,855,039          2,414,491

  Convertible debentures                                           400,000            400,000
  Capital leases, net of current portion                             7,735             12,020

  Commitments and contingencies (Note 7)

  Stockholders' equity:
    Common stock, $.02 par value; authorized 60,000,000
      shares; issued and outstanding, 38,545,808 and
      34,573,111 shares at December 31, 1997 and 1996,             770,916            691,462
      respectively
    Additional paid-in capital                                  78,041,636         72,354,683
    Deferred compensation                                         (504,315)        (1,015,738)
    Accumulated deficit                                        (68,782,245)       (59,895,842)
                                                              ------------       ------------
      Total stockholders' equity                                 9,525,992         12,134,565
                                                              ------------       ------------
      Total liabilities and stockholders' equity              $ 11,788,766       $ 14,961,076
                                                              ============       ============

See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------
                                               1997              1996               1995
                                          ------------       ------------       ------------
                                                              (Restated)         (Restated)
Product sales                             $  2,970,342       $  1,967,976       $  1,104,224
Grant income                                   325,316                  -                  -
Revenue under distribution agreement                 -                  -          3,000,000
                                          ------------       ------------       ------------
                                             3,295,658          1,967,976          4,104,224
Costs and expenses:
  Production costs                           1,772,681          1,482,563          2,041,422
  Sales and marketing                        1,292,942            794,356            819,907
  Research and development                   6,707,557          4,002,968          3,219,324
  General and administrative                 2,803,079          4,649,298          2,626,817
  Acquired in-process research and
    development                                      -          5,146,943            625,000
  Restructuring expense                              -            493,712            644,656
  Debt conversion expense                            -            276,688          1,124,386
                                          ------------       ------------       ------------
                                            12,576,259         16,846,528         11,101,512

Other income (expense):
   Interest income                             425,935            458,070            118,994
   Interest expense                            (31,737)        (1,119,726)          (261,958)
                                          ------------       ------------       ------------
                                               394,198           (661,656)          (142,964)
                                          ------------       ------------       ------------
Net loss                                  $ (8,886,403)      $(15,540,208)      $ (7,140,252)
                                          ============       ============       ============
Net loss per share-basic and diluted      $      (0.25)      $      (0.53)      $      (0.41)
                                          ============       ============       ============
Shares used in computing net loss
   per share-basic and diluted              35,236,579         29,206,470         17,598,735
                                          ============       ============       ============


See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                 COMMON STOCK         ADDITIONAL
                                             ---------------------     PAID-IN        DEFERRED      ACCUMULATED
                                               SHARES    PAR VALUE     CAPITAL      COMPENSATION      DEFICIT           TOTAL
                                             ----------  ---------   ------------   ------------    ------------    ------------
Balance December 31, 1994                    17,000,012   $340,000   $ 38,856,101             --    $(37,215,382)   $  1,980,719
      Stock issued for services                  61,141      1,223         86,322             --              --          87,545
      Stock issued to match 401(k)
          contributions                          65,125      1,303        160,036             --              --         161,339
      Stock issued for minority
          interest in CELx                      312,500      6,250        618,750             --              --         625,000
      Stock issued for debt conversion
          (restated)                          1,254,817     25,096      3,735,791             --              --       3,760,887
      Net loss (restated)                            --         --             --             --      (7,140,252)     (7,140,252)
                                             ----------   --------   ------------    -----------    ------------    ------------
Balance December 31, 1995 (restated)         18,693,595    373,872     43,457,000             --     (44,355,634)       (524,762)
      Stock options exercised                    47,500        950         84,050             --              --          85,000
      Stock issued for services                  31,765        635         54,365             --              --          55,000
      Stock issued for debenture interest        12,005        240         28,963             --              --          29,203
      Stock issued for debt conversion
         (restated)                           1,435,955     28,719      2,495,713             --              --       2,524,432
      Debt discount related to Senior
         Convertible Debentures (restated)           --         --      1,063,000             --              --       1,063,000
      Stock issued to match 401(k)
          contributions                          50,791      1,016        100,910             --              --         101,926
      Stock issued in January 1996
          private placement                   8,540,702    170,814     11,736,057             --              --      11,906,871
      Stock issued in October 1996
          private placement                   3,468,000     69,360      6,215,554             --              --       6,284,914
      Stock issued in conjunction with
          the acquisition of PRP, Inc.        2,292,798     45,856      4,539,740             --              --       4,585,596
      Deferred compensation related
          to stock options                           --         --      1,756,949     (1,756,949)             --              --
      Compensation related to
          stock options (restated)                                        822,382                                        822,382
      Amortization of deferred
          compensation (restated)                    --         --             --        741,211              --         741,211
      Net loss (restated)                            --         --             --             --     (15,540,208)    (15,540,208)
                                             ----------   --------   ------------    -----------    ------------    ------------
Balance December 31, 1996 (restated)         34,573,111    691,462     72,354,683     (1,015,738)    (59,895,842)     12,134,565
      Stock options exercised                    20,000        400         37,100             --              --          37,500
      Deferred compensation related to
          stock options                              --         --        (10,284)        10,284              --              --
      Stock issued to match 401(k)
          contributions                         101,668      2,033        163,623             --              --         165,656
      Stock issued in October 1997
          private placement                   3,851,029     77,021      5,496,514             --              --       5,573,535
      Amortization of deferred
          compensation                               --         --             --        501,139              --         501,139
      Net loss                                       --         --             --             --      (8,886,403)     (8,886,403)
                                             ----------   --------   ------------    -----------    ------------    ------------
Balance December 31, 1997                    38,545,808   $770,916   $ 78,041,636    $  (504,315)   $(68,782,245)   $  9,525,992
                                             ==========   ========   ============    ===========    ============    ============

See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                      1997               1996               1995
                                                                  ------------       ------------       ------------
                                                                                      (Restated)         (Restated)
OPERATING ACTIVITIES
Net loss                                                          $ (8,886,403)      $(15,540,208)      $ (7,140,252)
Adjustments to reconcile net loss to net cash used
    by operating activities:
   Depreciation and amortization                                       481,567            182,845            373,306
   Acquired in-process research and development                             --          5,146,943            625,000
   Amortization of deferred compensation                               501,139            741,211                 --
   Compensation related to stock options                                                  822,382
   Common stock issued for services and expenses                       165,656            186,129            248,884
   Debt conversion expense                                                  --            276,688          1,124,386
   Restructuring expense                                                    --                 --            644,656
   (Gain) loss on disposal of property and equipment                    (3,298)           (11,110)            23,437
   Debt discount related to Senior Convertible Debentures                   --          1,063,000                 --
   Changes in operating assets and liabilities, net of
    effects from acquisition of PRP, Inc.:
      Accounts receivable, net                                         (28,700)          (320,191)           394,549
      Other receivables                                                 10,467           (111,020)            30,034
      Inventories                                                      345,763            174,739            345,806
      Prepaid expenses                                                  56,849             39,655             64,805
      Accounts payable and accrued liabilities                        (536,530)           (94,678)           345,259
                                                                  ------------       ------------       ------------
      Net cash used by operating activities                         (7,893,490)        (7,443,615)        (2,920,130)

INVESTING ACTIVITIES
   Purchase of property and equipment                                 (118,038)          (997,602)          (714,947)
   Proceeds from sale of property and equipment                          7,685             36,735             30,393
   Purchase of short-term investments                               (2,006,773)        (2,890,160)                --
   Maturities from sale of short-term investments                    3,922,600                 --                 --
   Acquisition of PRP, Inc., net of $83,399 cash acquired                   --           (361,029)                --
                                                                  ------------       ------------       ------------
      Net cash provided by (used in) investing activities            1,805,474         (4,212,056)          (684,554)

FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                        5,573,535         18,276,785                 --
   Net proceeds from exercises of stock options                         37,500                 --                 --
   Proceeds from issuance of convertible debentures                         --            500,000          1,000,000
   Payment of capital lease obligation and notes payable               (27,207)           (13,565)           (22,140)
   Notes payable, net                                                       --                 --            (11,812)
   Debt issuance and conversion costs                                       --            (71,919)           (22,102)
                                                                  ------------       ------------       ------------
      Net cash provided by financing activities                      5,583,828         18,691,301            943,946

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (504,188)         7,035,630         (2,660,738)
   Cash and cash equivalents at beginning of the year                8,045,508          1,009,878          3,670,616
                                                                  ------------       ------------       ------------
   Cash and cash equivalents at end of the year                   $  7,541,320       $  8,045,508       $  1,009,878
                                                                  ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                  $     31,661       $     14,681       $    322,968
                                                                  ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
   Stock issued for debt conversion                               $         --       $  2,351,607       $  2,586,000
                                                                  ============       ============       ============


See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      FORMATION AND BUSINESS OF THE COMPANY

        Cypress Bioscience, Inc. (the "Company") researches, develops, manufactures and markets medical devices and therapeutics for the treatment of certain types of immune system disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The Company's first product, the Prosorba(R) column, a medical device, treats a patient's defective immune system so that it can more effectively respond to certain diseases. The Company received marketing approval from the U.S. Food and Drug Administration ("FDA") in December 1987 to distribute the Prosorba(R) column for the treatment of idiopathic thrombocytopenic purpura ("ITP"), an immune-mediated bleeding disorder. The Company is also developing Cyplex(TM), a platelet alternative, previously known as Infusible Platelet Membranes ("IPM"), as an alternative to traditional platelet transfusions.

        The Company's current clinical efforts to expand the approved indications for the Prosorba(R) column are focused primarily on rheumatoid arthritis ("RA"). In January 1998, the Company's Phase III clinical trial evaluating the use of the Prosorba(R) column in the treatment of RA was stopped early due to the achievement of favorable safety and statistically significant results. Based on such results, the Company plans to file a Pre-Market Approval ("PMA") application for the Prosorba(R) column for the treatment of RA with the FDA in mid-1998.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Prior Period Financial Statements

        In 1997, the Company restated its previously issued financial statements as of and for the years ended December 31, 1996 and 1995. In accordance with EITF D-60, which was issued in March 1997 but which is applicable to previously issued financial statements, the Company recorded $1,063,000 of interest expense in 1996 related to the Senior Convertible Debentures which were issued with a discounted conversion feature. In addition, the Company recorded $1,119,920 of additional compensation expense in 1996 related to certain stock options granted in 1996. The Company also recorded $93,000 and $314,000 of debt conversion expense during the years ended December 31, 1996 and 1995, respectively, related to deferred debt issuance costs associated with the March 1996 and September 1995 exchange offerings to the holders of the 7% Convertible Debentures.

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

Cash, Cash Equivalents and Short-term Investments

        The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified the Company's cash equivalents and investment securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific identification method.

        The Company invests its excess cash in U.S. Government agency securities, and money market funds with strong credit ratings. The Company has established guidelines regarding diversification of its investments and their maturities, which should maintain safety and liquidity.

Inventories

        Inventories are stated at the lower of cost (using the weighted average method based on the first-in, first-out method) or market.

Property and Equipment

        Property and equipment including assets acquired under capital leases, are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (three to five years) or the lease term using the straight-line method. The Company does not depreciate assets classified as construction in progress assets until the assets are placed in operations.

Accrued Clinical Trial Costs

        The Company enrolls patients in various clinical trial sites which are conducted in the United States. The Company records the cost of such studies as the clinical work is performed by the respective research entities. The Company accrues costs related to clinical trials at the time of patient enrollment.

Convertible Debenture Issuance Costs

        Convertible debenture issuance costs are being amortized over the life of the related debentures.

Stock and Stock Warrants Issued for Services

        Common stock and common stock warrants issued for services rendered to the Company are recorded at the fair market value of the stock or stock warrant issued or the value of the services rendered, whichever is more clearly determinable.

Revenue Recognition

        Revenue from product sales is recognized when products are shipped. Revenues from government grants are recognized based on performance requirements of the grant or as the grant expenditures are incurred. Research and development expenses are recognized as incurred.

Net Loss Per Share

        The computation of net loss per share is based upon the weighted average number of shares of common stock issued and outstanding for each period. Common stock equivalents related to options, warrants and Convertible Debentures are excluded from the computation, as their effect is antidilutive.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which has been adopted by the Company for the year ended December 31, 1997. Under the new requirements for calculating basic net income per share, the dilutive effect of stock options will be excluded. The adoption of SFAS 128 had no effect as the Company has incurred losses for all periods presented.

Long-Lived Assets

        In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Since the adoption, the Company has not identified any indicators of impairment or recorded any impairments of long-lived assets.

Recently Issued Accounting Standards

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, Segment Information ("SFAS 131"). Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustment, minimum pension accrual, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company intends to adopt SFAS 130 in 1998 and as previously reported does not believe that comprehensive income or loss will be materially different than net income or loss as previously reported. Historically, the Company has operated in one business segment; however, SFAS 131 redefines segments. The Company has not determined how operating segments will be defined for disclosure purposes or which segments will meet the quantitative requirements for disclosure. The adoption of SFAS 131 is not expected to have an impact on the Company's future results of operations or financial position.

3.      FINANCIAL STATEMENT DETAILS

Short-term Investments

        A summary of the estimated fair value of cash equivalent and short-term investment securities is shown below as of December 31:

                                                      1997             1996
                                                  ------------     ------------
Money market funds                                $    996,075     $  6,202,938
U.S. government agency securities                    6,947,133        3,880,180
                                                  ------------     ------------
    Total debt securities                            7,943,208       10,083,118
Less amounts classified as cash equivalents         (6,968,875)      (7,192,958)
                                                  ------------     ------------
    Total short-term investment securities        $    974,333     $  2,890,160
                                                  ============     ============

        The estimated fair value of each cash equivalent and short-term investment security approximates cost and no unrealized gains or losses were reported as of December 31, 1997 or 1996. Realized gains or losses on sales of available-for-sale securities in 1997 and 1996 were not significant. The investments at December 31, 1997 mature by March 1998.

Inventories

        Inventories are comprised of the following as of December 31:

                                                              1997        1996
                                                            --------    --------
Raw materials and components                                $166,714    $214,632
Work in progress                                             354,010     700,815
Finished goods                                               107,280      58,320
                                                            --------    --------
                                                            $628,004    $973,767
                                                            ========    ========

Property and Equipment

        Property and equipment are comprised of the following as of December 31:

                                                      1997             1996
                                                  ------------     ------------
Laboratory and production equipment               $  2,610,417     $    629,269
Office equipment                                       456,343          537,244
Vehicles                                                20,924           20,924
Leasehold improvements                                  51,753           51,753
Construction in progress                                    --        1,787,686
                                                  ------------     ------------
                                                     3,139,437        3,026,876
Accumulated depreciation and amortization           (1,147,660)        (674,948)
                                                  ------------     ------------
                                                  $  1,991,777     $  2,351,928
                                                  ============     ============

        Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $473,802, $171,015 and $305,912, respectively.

        At December 31, 1996, construction in progress included approximately $1.3 million related to the Company's consolidation of its two manufacturing facilities into one location in the State of Washington. The remainder of the balance of construction in progress relates to manufacturing machinery under construction. Such construction was completed in 1997.

Accrued Liabilities

        Accrued liabilities are comprised of the following as of December 31:

                                                      1997               1996
                                                   ----------         ----------
Accrued clinical trial costs                       $  834,815         $  590,473
Other                                                 309,877            311,617
                                                   ----------         ----------
                                                   $1,144,692         $  902,090
                                                   ==========         ==========

Advertising Costs

        The Company incurred advertising expenses of approximately $0, $18,000, and $77,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

4.      ACQUISITIONS

PRP, Inc.

        On November 1, 1996, the Company acquired all of the assets and assumed the liabilities of PRP, Inc. ("PRP") in a transaction accounted for as a purchase. The Company recorded a non-recurring charge of approximately $5.1 million in the fourth quarter of 1996 as acquired in-process research and development as the feasibility of the acquired technology had not been established nor had alternative future uses been identified at the time of the purchase.

        In connection with the acquisition, the Company issued to certain holders of outstanding debt of PRP, in full satisfaction and settlement of such indebtedness, Units with an approximate total fair value of $4.5 million, based upon a price of $4.00 per Unit, which was the price identical units were sold for in a private placement in October 1996 (see Note 10). Each Unit was comprised of two shares of the Company's common stock and one common stock purchase warrant).

        The holders of PRP equity securities (including holders of options and warrants of PRP) (the "Equity Holders") will also be entitled to receive earn-out payments, if any, on a pro rata basis, on net sales of products developed using PRP's technology acquired by the Company in the acquisition. In addition, in conjunction with obtaining approval from the FDA of the use of Cyplex(TM), a platelet alternative for the treatment of thrombocytopenia, the Company shall make a payment of $5.0 million (the "Milestone Payment") to the Equity Holders, with such payment being in the form of, at the Company's discretion, cash, Company common stock, or a combination of the two. The earn-out payments, if earned, will be treated as compensation expense because most of such earn-out payments will be made to former stockholders of PRP and the milestone payments, if earned, will either be expensed as acquired in-process research and development or capitalized as purchased technology, depending upon the evaluation of the technology to be made by the Company at such future date.

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

        Subject to limited exceptions, the Company is obligated to spend $4.0 million to commercialize Cyplex(TM). The only circumstances under which the Company may decrease or cease commercialization of Cyplex(TM) prior to expending $4.0 million would be if the Company encounters critical problems with the commercialization of Cyplex(TM), including problems related to efficacy or economic viability, such as would render Cyplex(TM), on a stand-alone basis, unsafe, ineffective or incapable of generating a reasonable, positive cash flow.

        The following unaudited pro forma data reflects the combined results of operations of the Company and PRP as though the acquisition had occurred on January 1, 1995, and assumes the charge of $5,147,000 for acquired in-process research and development was recorded on that date.

                         PRO FORMA RESULTS OF OPERATIONS

                                                   DECEMBER 31,
                                          -----------------------------
                                              1996             1995
                                          ------------     ------------
                                           (Restated)       (Restated)
Revenues                                  $  2,029,773     $  4,104,224
Net loss                                  $(12,111,248)     (14,762,974)
Net loss per share - basic and diluted    $      (0.39)           (0.74)

CELx Corporation

        In 1995, the Company acquired the minority interest of CELx Corporation ("CELx"), the Company's former majority owned subsidiary, in exchange for an aggregate of 312,500 shares of the Company's common stock valued at $625,000. The transaction was accounted for as a purchase. The Company recorded a non-recurring charge of $625,000 as in-process research and development as the technological feasibility of the acquired technology had not been established nor had alternative future uses been identified at the time of the purchase.

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

        In January 1996, the Company notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being terminated immediately as part of the restructuring. Such positions were from all departments of the Company. In March 1996, the Company entered into a termination agreement with its former Chief Scientific Officer which included the issuance of non-qualified stock options to purchase 705,000 shares of common stock (see Note 7). Costs related to these terminations were approximately

$494,000 and were recorded as a restructuring expense in 1996. In addition, the Company incurred approximately $300,000 in costs associated with moving the administration, research and medical departments to San Diego, with most costs being attributable to relocation costs of the few members of management moving to San Diego. Such costs were recorded as general and administrative expenses in 1996.

        The Company has also incurred approximately $1.4 million of capital expenditures related to the purchase of manufacturing and lab equipment through December 31, 1997 in connection with the consolidation of its two Washington manufacturing facilities. The consolidation was completed in April 1997 with the Company receiving FDA good manufacturing practice ("GMP") approval of the facility. The Company does not expect to incur any additional capital expenditures directly related to the consolidation of these facilities.

6.      DISTRIBUTION AGREEMENT

        Prior to April 1994, the Prosorba(R) column was sold by the Company's internal sales force to physicians in the fields of immunology, hematology and oncology. In April 1994, Baxter Healthcare Corporation ("Baxter") assumed sales and marketing responsibilities under a 10-year exclusive agreement, granting distribution rights of the Prosorba(R) column in the United States and Canada for the treatment of ITP. Under the Baxter distribution agreement, Baxter was obligated to purchase from the Company minimum numbers of Prosorba(R) columns at a predetermined price per column. In the event such minimums were not purchased, Baxter was nevertheless obligated to pay the Company for that number of Prosorba(R) columns that Baxter was obligated to purchase under the distribution agreement. Baxter, at its own expense, was to provide sales and marketing support for the sale of the product during the term of the agreement. The Company was to provide significant marketing and promotional support to Baxter for the first three years of the agreement.

        In March 1995, the two companies amended the agreement whereby Baxter:
(a) made a non-refundable take-or-pay payment on March 31, 1995 for the first sales year after the amendment of $3.0 million, (b) agreed to purchase $1.0 million of product during the second quarter of 1995, (c) released the Company from its obligation to provide marketing and promotional support for the second and third years of the agreement, (d) gave the Company the right to co-market with Baxter, (e) relinquished its first right to negotiate for new Prosorba(R) column indications, and (f) agreed under certain circumstances to provide advance payments to the Company for Baxter's 1996 purchases. The Company agreed to eliminate purchase minimums and the take-or-pay concept included in the original agreement and freed Baxter to pursue competing thrombocytopenia therapies. In 1995, the Company recorded the $3 million payment as revenue since it represented a non-refundable up-front payment with no future performance obligation.

        Effective May 1, 1996, the Company and Baxter terminated the exclusive distribution agreement, whereby the Company regained the right to sell its Prosorba(R) column directly to customers who had previously purchased the Prosorba(R) column through Baxter as well as to any other potential customers who wish to purchase the Prosorba(R) column.

7.      COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company currently occupies approximately 17,800 square feet of leased office and manufacturing facilities in San Diego, California, Redmond, Washington and Boston, Massachusetts. The 2,800 square foot San Diego facility houses the Company's executive offices, as well as its administration, research and medical personnel. The five-year lease for this facility expires in 2001. In November 1997, the Company's management decided to close its Boston facility by mid-1998. The Boston facility is approximately 7,000 square feet, and is used primarily for the manufacture of clinical-grade Cyplex(TM).

        The Company leases 8,000 square feet for its manufacturing facility in Redmond under a lease expiring in 2004. The facility has historically been used to produce commercial quantities of both protein A and the chemically coated silica matrix used in the manufacture of the Prosorba(R) column. Assembly of the Prosorba(R) column had historically been performed in the Company's Seattle facility. The Redmond facility, however, has been renovated so that both raw material production and assembly of the Prosorba(R) column can be performed in a single facility.

        The Company leased a 14,400 square foot facility in Seattle, Washington under a lease expiring in 2004. In conjunction with the Company's 1996 restructuring plan and corresponding reduction in facilities, this space was subleased to another party in April 1996, and the Company was subsequently released from any obligations by the owner of the property in August 1997.

        The table below indicates future minimum lease payments due, over the remaining life of the leases, under the agreements in place as of December 31, 1997:

           1998                                         $  253,196
           1999                                            165,376
           2000                                            165,376
           2001                                            165,376
           2002                                            139,280
           Thereafter through 2004                         226,368
                                                        ----------
                                                        $1,114,972
                                                        ==========

        Total rent expense was approximately $501,000, $494,000 and $521,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Sublease income was approximately $117,000 and $149,000 for the years ended December 31, 1997 and 1996, respectively. No sublease income is expected to be received in 1998.

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

        The Company entered into a severance agreement as of March 29, 1996 with its former Chief Scientific Officer, the terms of which correlate to the employment agreement renegotiated with the former officer as of December 28, 1995. Such terms include the payment of $244,000 in 1996 and the issuance of non-qualified stock options to purchase 705,000 shares of common stock at $2.25 per share. These options replaced an equal number of options and warrants outstanding at the date of termination. During the year ended December 31, 1996, the Company valued these options using the Black Scholes model and recorded compensation expense totaling approximately $822,000.

Employment Agreements

        The Company entered into employment agreements in December 1995 with a new Chief Executive Officer and a new President, Chief Operating Officer each for a term of five years. The agreements provide for specified compensation which include salary, signing bonuses, annual performance bonuses and a lump sum payments in the event of a termination of employment, without cause, as defined. Signing bonuses of approximately $100,000 were included in general and administrative expense in 1995. Bonuses of $270,000 and $225,000 were earned and included in general and administrative expenses in the years ended 1997 and 1996, respectively.

        The agreements provided for the granting of an aggregate of 4,159,824 options to purchase the Company's common stock. On the date the options were granted, the closing bid price of the Company's stock was $1.875 per share. The exercise price of the options was $1.50 per share, reflecting the price per share of stock sold in the private placement of approximately 8,500,000 shares on the same date (see Note 10). The Company recorded $1,559,934 of deferred compensation expense on such date, reflecting the difference between the closing bid price of the Company's common stock on the date of issuance and the option exercise price. Options to purchase 25% of the total amount granted vested immediately with the remainder to vest over a four year period. The deferred compensation balance is being amortized 25% immediately with the remainder over the four year vesting period. Such options will vest immediately upon a merger of the Company or in the event of a termination of employment without cause, as defined.

Defined Contribution Plan

        The Company sponsors a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code of 1986. This plan covers substantially all employees who provide more than 1,000 hours of service during the year.

        The Plan provides for matching contributions whereby the Company contributes common stock to the Plan on behalf of participants in an amount equal to 100% of the participants' contributions during the six-month periods ending on the last day of June and December. The Company's contributions will vest six months after the amount of the contribution is determined if the employee is still employed by the Company at the end of the vesting period, except for employees who have been with the Company more than five years for whom contributions will vest immediately. The expense recognized for shares contributed on behalf of employees was approximately $166,000, $102,000 and $161,000 for the years ended December 31, 1997, 1996 and 1995, respectively, based upon the market value of the Company's common stock on the date of the contribution.

8.      7% CONVERTIBLE DEBENTURES

        In April 1994, the Company completed a private placement of $4,245,000 principal amount of 7% convertible debentures due March 2001 ("7% Convertible Debentures"). Interest is payable in cash or shares of common stock at the option of the Company. The conversion price for the principal amount is $2.88 per share of registered common stock, the fair market value on the date of closing. The conversion price for the interest is the lower of $4.00 per share of common stock or the average closing price for the 10 days prior to the annual April 30th interest payment date. The debentures are redeemable by the Company after April 1998 at a redemption price of 106% of the principal amount reduced to 104% and 102% the following two years. Allen & Company Incorporated ("Allen & Company"), a shareholder of the Company, acted as placement agent with respect to a majority of this private placement and received a five-year warrant valued at $483,000 to purchase 300,000 shares of common stock at $2.88 for its services as placement agent. The cost of issuing the 7% Convertible Debentures, including the cost of the warrants, has been deferred and is reported on the accompanying balance sheet net of amortization expense which is being recorded over the term of the 7% Convertible Debentures. Allen & Company purchased $1.0 million of the 7% Convertible Debentures.

        In September 1995, the Company completed an exchange offering to holders of the 7% Convertible Debentures. The Company offered to exchange the 7% Convertible Debentures for restricted common stock at $2.25 per share at the time the fair market value of the Company's common stock was $3.81. Of the original $4,245,000 outstanding principal amount, $2,200,000 of the 7% Convertible Debentures was converted. The Company recorded a non-cash expense of $810,386 in 1995, which represents the fair market value of the increased number of shares issued under the terms of the offering compared to the original conversion terms. In the fourth quarter of 1995 and the first quarter of 1996, an additional $700,000 and $100,000, respectively, of 7% Convertible Debentures was converted into common stock at the original conversion price. The weighted average fair market value of the Company's common stock during the fourth quarter 1995 conversion was $3.13, and the fair market value during the first quarter 1996 conversion was $2.25. For substantially all 7% Convertible Debentures that were converted, the interest accrued up to the date of conversion was paid through the issuance of common stock at either $2.25 per share or $2.88 per share. The Company also charged $314,000 to debt conversion expense in 1995 for the unamortized deferred debt issuance costs related to the converted debentures.

        In March 1996, the Company completed a second exchange offering made to holders of its outstanding 7% Convertible Debentures at the time the fair market value of the Company's common stock was $2.25. The Company offered to exchange the 7% Convertible Debentures for common stock of the Company at a price of $2.25 per share. Of the $1,245,000 outstanding principal amount, $845,000 was converted into 399,252 shares of common stock of the Company (which amount includes 23,700 shares issued as interest on the 7% Convertible Debentures), pursuant to the exchange offering. At December 31, 1996, there was outstanding principal of $400,000 of the 7%

Convertible Debentures. The Company recorded a non-cash expense of $183,688 in 1995, which represents the fair market value of the increased number of shares issued under the terms of the offering compared to the original conversion terms. In 1996, the Company charged an additional $93,000 to debt conversion expense for the unamortized deferred debt issuance costs related to the debentures converted in 1996.

9.      SENIOR CONVERTIBLE DEBENTURES

        In December 1995, the Company completed a private placement of $1,500,000 principal amount of Senior Convertible Debentures due in July 1996 to a group of investors, including $500,000 issued to Allen & Company. The Company received $1,000,000 in cash on 1995 and the remaining $500,000 during the first week of January 1996. The debt was convertible into common stock at the price of the Company's next equity financing round.

        In January 1996, the Senior Convertible Debentures, under their original terms, were automatically converted, at $1.50 per share, into 1,000,000 shares of the Company's common stock simultaneously with the closing of a private placement of common stock (see Note 10). The Company recorded approximately $1.1 million of interest expense in January 1996 for the difference between the fair market value of the Company's common stock on the conversion date and the conversion price of $1.50.

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

        In October 1997, the Company sold approximately 3,851,000 shares of common stock for $1.50 per share in a private placement. The net proceeds to the Company were approximately $5.6 million.

Warrants

        In 1991, the Company granted warrants to purchase 749,900 shares of common stock to certain officers, directors and employees, which are exercisable through June 2001 at $1.875 per share. In September 1991, the Company granted warrants to purchase 1,850,000 shares of common stock at an exercise price of $2.50 per share in connection with its public offering of units. The warrants expired on April 30, 1997, and are now redeemable by the Company at $0.75 each. In April 1994, the Company issued Allen & Company a five-year warrant to purchase 300,000 shares of Common stock at $2.875 for its services as a placement agent for the 7% Convertible Debentures (see Note 8). In conjunction with the private placement completed in October 1996, as well as in conjunction with the PRP, Inc. acquisition, the Company granted warrants to purchase 2,880,399 shares of common stock. The warrants entitle the holder to purchase a share of common stock for $2.00 per share. The warrants expire in October 2001 and are redeemable, in certain circumstances, for $0.10 per warrant, beginning in September 1997.

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

        INCENTIVE STOCK OPTIONS. In June 1985, the Company adopted an Incentive Stock Option and Appreciation Plan. The plan authorizes options to purchase, and appreciation rights with respect to, the Company's common stock, which may be granted to such officers and key employees as may be selected by the Board of Directors or a committee appointed by the Board to administer the plan. The plan was amended in June 1992 to increase the number of shares reserved for issuance to 750,000. The plan expired in 1995; however, options previously granted under the plan remain outstanding according to their respective terms and conditions.

        NON-QUALIFIED STOCK OPTIONS. The Company has reserved 572,000 shares of common stock for issuance under its 1988 Non-qualified Stock Option Plan, as amended in 1992 and 1995 (the "1988 Plan"). The plan expired February 10, 1998. Under the 1988 Plan, directors, officers, employees and consultants may be granted non-qualified stock options at exercise prices and terms determined by the Board of Directors.

        STOCK OPTIONS-OTHER. The Company has, at various times, granted to employees and others options to purchase common stock, other than from under a formal option plan.

        Options granted pursuant to each of the plans above have a term of up to ten years and generally vest over four years.

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          1997           1996
                                                       ----------     ----------
                                                                      (Restated)
Pro forma net loss (in thousands)                      $  (11,302)    $  (18,451)
Pro forma net loss per share - basic and diluted       $    (0.32)    $    (0.63)

        The proforma results above for 1997 and 1996 are not likely to be representative of the effects of applying FAS 123 on reported net income or loss for future years as these amounts reflect the expense for less than four years of vesting.

        The following table summarizes the activity of the Company's stock options and warrants:

                                                    NUMBER OF WARRANTS / OPTIONS
                               ---------------------------------------------------------------------
                                                1996
                                               EQUITY        INCENTIVE
                                              INCENTIVE        STOCK       NON-QUALIFIED      OTHER
                                WARRANTS     PLAN OPTIONS      OPTIONS     STOCK OPTIONS     OPTIONS
                               ----------     ----------     ----------     ----------     ----------
Balance December 31, 1994       2,842,900             --        310,700        820,000        832,835
        Granted                        --             --             --      1,179,000         20,000
        Canceled                       --             --             --       (476,500)            --
        Expired                   (23,100)            --        (42,100)            --       (177,000)
                               ----------     ----------     ----------     ----------     ----------
Balance December 31, 1995       2,819,800             --        268,600      1,522,500        675,835
        Granted                 2,880,399      5,607,157             --         30,000        929,000
        Exercised                      --             --             --        (47,500)            --
        Canceled                 (335,000)       (20,000)      (207,600)      (533,000)      (454,000)
        Expired                        --             --             --       (500,000)            --
                               ----------     ----------     ----------     ----------     ----------
Balance December 31, 1996       5,365,199      5,587,157         61,000        472,000      1,150,835
        Granted                        --        789,522             --         30,000             --
        Exercised                      --        (20,000)            --             --             --
        Canceled                 (180,800)      (322,479)       (33,250)       (32,000)        (6,000)
        Expired                (1,850,000)            --         (1,500)            --       (192,730)
                               ----------     ----------     ----------     ----------     ----------
Balance December 31, 1997       3,334,399      6,034,200         26,250        470,000        952,105
                               ==========     ==========     ==========     ==========     ==========

        All warrants are exercisable at December 31, 1997 at exercise prices ranging from $1.85 to $2.88, and 3,334,399 shares of common stock were reserved for future issuance.

        With respect to stock options, at December 31, 1997 there were 1,067,800 options available for future grant and 8,550,355 shares of common stock were reserved for future issuance.

        Following is a further breakdown of the options outstanding as of December 31, 1997:

                                      WEIGHTED                                            WEIGHTED
                                       AVERAGE           WEIGHTED                         AVERAGE
  RANGE OF                            REMAINING           AVERAGE                      EXERCISE PRICE
  EXERCISE            OPTIONS        CONTRACTUAL         EXERCISE        OPTIONS         OF OPTIONS
   PRICES           OUTSTANDING     LIFE IN YEARS          PRICE       EXERCISABLE      EXERCISABLE
-------------       -----------     -------------       ----------     -----------     --------------
$1.00 - $1.50        4,497,686            8.0               $1.50        3,145,821         $1.50
$1.51 - $2.25        2,758,764            6.6               $1.96        1,756,531         $2.04
$2.26 - $3.25          177,105            4.3               $2.66          157,105         $2.67
$3.26 - $3.88           49,000            2.5               $3.77           49,000         $3.77
                     ---------                                           ---------
                     7,482,555                                           5,108,457
                     =========                                           =========

        The weighted average exercise prices and fair values for options granted in 1997 are as follows:

                                                               WEIGHTED AVERAGE
                                                              -------------------
    EXERCISE PRICE ON                                         FAIR       EXERCISE
       DATE OF GRANT                                          VALUE       PRICE
-------------------------------                               ------     --------
Equal to market price of stock                                $ 1.37      $ 1.72
Less than market price of stock                                   --          --
Exceeds market price of stock                                     --          --

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

        The weighted average exercise prices for stock option activity are as follows:

                                NUMBER OF STOCK
                                 OPTIONS UNDER          WEIGHTED AVERAGE
                                  ALL PLANS             EXERCISE PRICES
                               -----------------        ---------------
Balance December 31, 1994         1,963,535                  $ 2.49
        Granted                   1,199,000                  $ 2.01
        Canceled                   (476,500)                 $ 2.05
        Expired                    (219,100)                 $ 2.53
                                 ----------
Balance December 31, 1995         2,466,935                  $ 2.34
        Granted                   6,566,157                  $ 1.69
        Exercised                   (47,500)                 $ 1.79
        Canceled                 (1,214,600)                 $ 2.46
        Expired                    (500,000)                 $ 2.19
                                 ----------
Balance December 31, 1996         7,270,992                  $ 1.74
        Granted                     819,522                  $ 1.72
        Exercised                   (20,000)                 $ 1.88
        Canceled                   (393,729)                 $ 2.08
        Expired                    (194,230)                 $ 2.26
                                 ----------
Balance December 31, 1997         7,482,555                  $ 1.71
                                 ==========

11.     INCOME TAXES

        Significant components of the Company's deferred income tax assets as of December 31 are as follows:

                                                    1997               1996
                                                ------------       ------------
                                                                    (Restated)
Net operating loss carryforwards                $ 18,686,000       $ 14,346,000
Capitalized research & development                 4,756,000          3,212,000
Other                                              1,829,000          1,467,000
                                                ------------       ------------
                                                  25,271,000         19,025,000
Valuation allowance                              (25,271,000)       (19,025,000)
                                                ------------       ------------
                                                $         --       $         --
                                                ============       ============

        As of December 31, 1997, the Company has accumulated Federal and California net operating loss carryforwards of approximately $53,561,000 and $2,435,000, respectively, which expire beginning in 1998. Additionally, the Company has Federal and California research and development tax credit carryforwards of approximately $749,000 and $20,000, respectively, which will begin expiring in 2004 unless previously utilized.

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