Form 10-Q
period 1998-03-31
CYPRESS BIOSCIENCE INC
filed 1998-05-14
CIK 716054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998, or

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

Yes  [X]      No  [ ]

          AT APRIL 15, 1998, 38,790,948 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                This filing, without exhibits, contains 12 pages.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                Page


            Item 1 - Consolidated Balance Sheets as of
                         March 31, 1998 and December 31, 1997 .............................    3

                     Consolidated Statements of Operations for the quarters ended
                         March 31, 1998 and 1997...........................................    4

                     Consolidated Statements of Cash Flows for the
                         quarters ended March 31, 1998 and 1997............................    5

                     Notes to Consolidated Financial Statements ...........................    6

            Item 2 - Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...............................    8

PART II - OTHER INFORMATION

           Item 1 - Legal Proceedings .....................................................   11

           Item 6 - Exhibits and Reports on Form 8-K ......................................   11

           Signatures .....................................................................   12

                            CYPRESS BIOSCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                               MARCH 31,                DECEMBER 31,
                                                                                 1998                     1997(1)
                                                                             ------------              ------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  6,355,424              $  7,541,320
   Short-term investments                                                       1,000,900                   974,333
   Accounts receivable:
      Trade                                                                       280,337                   372,741
      Other                                                                        82,279                   140,487
   Inventories                                                                    705,794                   628,004
   Prepaid expenses                                                               142,884                   114,382
                                                                             ------------              ------------
      Total current assets                                                      8,567,618                 9,771,267

Property and equipment, net                                                     1,874,713                 1,991,777
Convertible debenture issuance costs, net                                          23,781                    25,722
                                                                             ------------             -------------
      Total assets                                                           $ 10,466,112              $ 11,788,766
                                                                             ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                         $    522,327              $    530,132
    Accrued compensation                                                          169,894                   175,929
    Accrued liabilities                                                         1,223,400                 1,144,692
    Current portion of capital lease obligation                                     6,083                     4,286
                                                                             ------------              ------------
         Total current liabilities                                              1,921,704                 1,855,039

Convertible debentures                                                            400,000                   400,000
Notes payable                                                                      23,783                        --
Capital lease obligations, net of current portion                                   8,309                     7,735

Stockholders' equity:
     Common stock, $.02 par value; 60,000,000 shares authorized,
        38,709,948 and 38,545,808 shares issued and outstanding at
        March 31, 1998 and December 31, 1997, respectively                        775,819                   770,916
     Additional paid-in capital                                                78,476,028                78,041,636
     Deferred compensation                                                       (424,276)                 (504,315)
     Accumulated deficit                                                      (70,715,255)              (68,782,245)
                                                                             ------------              ------------
          Total stockholders' equity                                            8,112,316                 9,525,992
                                                                             ------------              ------------
          Total liabilities and stockholders' equity                         $ 10,466,112              $ 11,788,766
                                                                             ============              ============

See accompanying notes.

(1) The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED MARCH 31,
                                                   --------------------------------------
                                                       1998                      1997
                                                   ------------              ------------

Product sales                                      $    498,354              $    816,458
Grant income                                             50,564                    31,634
                                                   ------------              ------------
                                                        548,918                   848,092

Costs and expenses:
   Production costs                                     350,816                   601,334
   Sales and marketing                                  280,562                   315,166
   Research and development                           1,211,249                 1,490,247
   General and administrative                           740,072                   574,373
                                                   ------------              ------------
Total costs and expenses                              2,582,699                 2,981,120

Other income (expense):
   Interest income                                      109,356                   102,806
   Interest expense                                      (8,585)                   (8,306)
                                                   ------------              ------------
                                                        100,771                    94,500
                                                   ------------              ------------

Net loss                                           $ (1,933,010)             $ (2,038,528)
                                                   ============              ============


Net loss per share (basic and diluted)             $      (0.05)             $      (0.06)
                                                   ============              ============

Shares used in computing net loss
   per share (basic and diluted)                     38,684,410                34,573,111
                                                   ============              ============


See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                          1998                     1997
                                                                      -----------              -----------
OPERATING ACTIVITIES
Net loss                                                              $(1,933,010)             $(2,038,528)
Adjustments to reconcile net loss to net cash used
    by operating activities:
   Depreciation and amortization                                          160,374                   82,521
   Amortization of deferred compensation                                   80,039                  102,881
   Loss on disposal of property and equipment                                  --                      292
   Changes in operating assets and liabilities, net                       109,187                 (271,274)
                                                                      -----------              -----------
          Net cash used by operating activities                        (1,583,410)              (2,124,108)

INVESTING ACTIVITIES
   Purchase of equipment                                                  (35,398)                 (43,243)
   Purchase of short-term investments                                  (1,000,900)              (1,032,440)
   Proceeds from sale of short-term investments                           974,333                       --
                                                                      -----------              -----------
      Net cash used by investing activities                               (61,965)              (1,075,683)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options and warrants                   439,295                       --
   Proceeds from notes payable                                             23,783                       --
   Payment of capital lease obligations                                    (3,599)                  (7,667)
                                                                      -----------              -----------
      Net cash provided by (used by) financing activities                 459,479                   (7,667)

DECREASE IN CASH AND CASH EQUIVALENTS                                  (1,185,896)              (3,207,458)
   Cash and cash equivalents at beginning of period                     7,541,320                8,045,508
                                                                      -----------              -----------
   Cash and cash equivalents at end of period                         $ 6,355,424              $ 4,838,050
                                                                      ===========              ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                      $     1,722              $     1,172
                                                                      ===========              ===========


See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.        FORMATION AND BUSINESS OF THE COMPANY

          The accompanying consolidated financial statements have been prepared by Cypress Bioscience, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K filed with the SEC.

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

          In January 1998, the Company announced that its Phase III pivotal trial evaluating the efficacy of the Prosorba(R) column in the treatment of rheumatoid arthritis ("RA") had been stopped early due to achieving favorable safety and statistically significant efficacy results. The Company has begun its efforts to prepare an application for Pre-Market Approval ("PMA") to the FDA's Medical Device Division. The Company expects to file the PMA by mid-1998 and, assuming FDA approval, anticipates selling the Prosorba(R) column for the treatment of RA in 1999.

2.        INVENTORIES

          Inventories are comprised of the following:

                                      March 31, 1998     December 31, 1997
                                      --------------     -----------------

Raw materials and components             $ 99,599             $166,714
Work in process                           567,675              354,010
Finished goods                             38,520              107,280
                                         --------             --------
                                         $705,794             $628,004
                                         ========             ========

3.        NET LOSS PER SHARE

          The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures are excluded, as their effect is antidilutive.

4.        RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Segment Information" ("SFAS 131"). Comprehensive loss is not different from the net loss disclosed on the consolidated statements of operations. The adoption of SFAS 131 did not affect results of operations or financial position, and did not affect the disclosure of segment information because SFAS 131 is not required to be applied to interim financial statements in the initial year of adoption. Therefore, the adoption of SFAS 130 and SFAS 131 did not affect the consolidated statements of operations, consolidated balance sheets, or disclosure of segment information.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Exchange Act that involve risks and uncertainties. The Company's actual results could differ materially from those discussed below and elsewhere in this Report. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section, as well as other sections of this report, and those discussed in the Company's Annual Report Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

          Revenues associated with shipments of the Company's Prosorba(R) column were approximately $498,000 and $816,000 for the quarters ended March 31, 1998 and 1997, respectively. The decrease in sales reflects the Company's decision to utilize its existing sales staff to conduct pre-launch planning activities in the rheumatoid arthritis ("RA") market at the expense of decreasing their time spent marketing the Prosorba(R) column to hematologists for the treatment of ITP. The Company believes pre-launch planning is critically important to the overall success of the Company and that its sales team's in-depth knowledge of the Prosorba(R) column makes them best equipped to perform this key function. Sales for the quarter ended March 31, 1998 are at a level consistent with the Company's expectations for sales for the remainder of 1998, and the Company believes that the long-term benefits of the market intelligence gathered in connection with pre-launch planning activities for the RA market will outweigh any short-term reduction in revenues relative to 1997.

          Consolidated operating expenses were approximately $2.6 million for the quarter ended March 31, 1998 compared to approximately $3.0 million for the same period in 1997. The decrease of approximately $400,000 or 13% is partly the result of the Company's decrease in production costs from approximately $601,000 in 1997 to approximately $351,000 in 1998 due to costs incurred in 1997 related to the consolidation of the Company's two manufacturing facilities into one.

          Sales and marketing expenses for the quarters ended March 31, 1998 and 1997 were approximately $281,000 and $315,000, respectively. The decrease is primarily a result of a reduction in sales personnel and the corresponding decrease in salary related expense.

          For the quarter ended March 31, 1998, research and development expenses were approximately $1.2 million compared to approximately $1.5 million for the same period in 1997. The decrease in research and development expenses of approximately $279,000 is the direct result of stopping the RA trial in January 1998 as previously mentioned. The Company anticipates increases in research and development expenses as the open label phase of the RA trial is finalized, the PMA application process moves forward, and enrollment increases in its recently initiated Cyplex(TM) Phase II trial.

          General and administrative expenses were approximately $740,000 and $574,000 for the quarters ended March 31, 1998 and 1997, respectively. The increase of approximately $166,000 is primarily a result of an increase in administrative personnel and professional services incurred.

          The decrease in total operating expenses of approximately $398,000 for the three month period ended March 31, 1998 compared to the same period in 1997 was partially offset by a decrease in revenues of approximately $299,000, thereby resulting in a net loss of approximately $1.9 million for the quarter ended March 31, 1998, compared to a net loss of approximately $2.0 million for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital as of March 31, 1998 was $6.6 million compared to $7.9 million at December 31, 1997. The decrease of approximately $1.3 million in working capital is attributable to the net loss for the quarter ended March 31, 1998, which decrease was offset, in part, by cash proceeds received from stock options and warrants exercised.

          The Company expects to incur operating losses unless and until it obtains marketing approval from the FDA and successfully markets the Prosorba(R) column for additional disease indications, or until sales for its existing indication of ITP increase significantly, or until it obtains FDA approval for and successfully commercializes Cyplex(TM). There can be no assurance that the Company will be able to obtain FDA approval to market the Prosorba(R) column for disease indications other than ITP and, if it does, whether the Company will be able to successfully market the Prosorba(R) column for such indications, increase sales in the area of ITP or obtain FDA approval for or be able to successfully commercialize Cyplex(TM).

          In January 1998, the Company announced that its Phase III pivotal study of the Prosorba(R) column in the treatment of RA was stopped. The study was halted based on the recommendation of an independent Data Safety and Monitoring Board ("DSMB") after an analysis of the available data showed that the Prosorba(R) column had achieved both statistically significant efficacy and favorable safety results. The Company has begun its efforts to prepare a PMA application to be filed with the FDA's Medical Device Division and is expected to be completed in mid-1998. The PMA application will request new labeling for the Prosorba(R) column to incorporate the RA indication. However, there can be no assurance that the Company will file its PMA application on a timely basis, if at all, or that FDA approval to market the Prosorba(R) column for the treatment of RA will be received on a timely basis, if at all. Even if FDA approval is received, there can be no assurance that the Company will be successful in marketing the Prosorba(R) column for the treatment of RA. Any such failure to successfully market the Prosorba(R) column for use in the treatment of RA could have a material adverse effect on the Company's business.

          The Company expects that existing cash resources will be sufficient to fund operations through at least December 31, 1998.

          The Company is actively seeking opportunities to raise additional capital to fund the proposed commercial launch of the Prosorba(R) column for the treatment of RA, the development of new and the completion of existing research, additional clinical trials for the Prosorba(R) column for other indications, and the further development and marketing of Cyplex(TM). To the extent the Company decides to develop products other than the Prosorba(R) column and Cyplex(TM), it will be required to raise additional capital. The amount of capital required by the Company is dependent upon many factors, including the following: results of clinical trials, results of current research and development efforts, the FDA regulatory process and receiving FDA approval for the use of the Prosorba(R) column in the treatment of RA in a timely manner, the Company's ability to successfully market the Prosorba(R) column in the RA market, costs of commercialization of products and potential competitive and technological advances and levels of product sales. Because the Company is unable to predict the outcome of the foregoing factors, some of which are beyond the Company's control, the Company is unable to estimate with certainty its mid- to long-term capital needs. Although the Company may seek to raise additional capital through a combination of additional equity sources, there can be no assurance the Company will be able to raise additional capital through such sources or the funds raised thereby will allow the Company to maintain its current and planned operations. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its research and development and marketing activities, to license to third parties technologies that the Company would otherwise seek to develop itself, to seek financing through the debt market at potentially higher costs to the Company and/or to seek additional methods of financing.

PART II

Item 1 - Legal Proceedings

          Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


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

                                   Cypress Bioscience, Inc.


       May 13, 1998                /s/ Jay D. Kranzler
--------------------------         ---------------------------------------------
          Date                     Jay D. Kranzler, M.D., Ph.D.
                                   Chief Executive Officer, Chief Scientific
                                   Officer and Chairman of the Board
                                   (Principal Executive Officer and Acting
                                   Principal Accounting and Financial Officer)