Form 10-Q
period 1998-06-30
CYPRESS BIOSCIENCE INC
filed 1998-08-14
CIK 716054

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

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


          Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        [X]     No      [ ]

          AT JULY 31, 1998, 39,030,120 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                This filing, without exhibits, contains 14 pages.

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION

          Item 1 - Consolidated Balance Sheets as of
                           June 30, 1998 (unaudited) and December 31, 1997 ..........................     3

                   Consolidated Statements of Operations for the quarter and six
                           months ended June 30, 1998 and 1997 (unaudited) ..........................     4

                   Consolidated Statements of Cash Flows for the
                           six months ended June 30, 1998 and 1997 (unaudited) ......................     5

                   Notes to Consolidated Financial Statements .......................................     6

          Item 2 - Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.......................................     8

PART II - OTHER INFORMATION


         Item 4 - Submissions of Matters to a Vote of Security Holders...............................    12

         Item 5 - Other Information..................................................................    13

         Item 6 - Exhibits and Reports on Form 8-K ..................................................    13

         Signature ..................................................................................    14

                            CYPRESS BIOSCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                       JUNE 30,             DECEMBER 31,
                                                                                         1998                   1997
                                                                                     ------------           ------------
                                                                                      (UNAUDITED               (NOTE)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $  3,777,419           $  7,541,320
   Short-term investments                                                               1,000,900                974,333
   Accounts receivable:
     Trade                                                                                241,691                372,741
     Other                                                                                250,821                140,487
   Inventories                                                                            936,510                628,004
   Prepaid expenses                                                                       175,728                114,382
                                                                                     ------------           ------------
     Total current assets                                                               6,383,069              9,771,267

Property and equipment, net                                                             1,899,820              1,991,777
Restricted cash                                                                            58,783                     --
Debt issuance costs, net                                                                   21,839                 25,722
                                                                                     ------------           ------------
     Total assets                                                                    $  8,363,511           $ 11,788,766
                                                                                     ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $    485,542           $    530,132
     Accrued compensation                                                                 147,771                175,929
     Accrued liabilities                                                                1,308,462              1,144,692
     Current portion of capital lease obligations                                           9,570                  4,286
                                                                                     ------------           ------------
       Total current liabilities                                                        1,951,345              1,855,039

   Convertible debentures                                                                 400,000                400,000
   Notes payable                                                                           23,783                     --
   Capital lease obligations, net of current portion                                       26,473                  7,735

   Commitments and contingencies

   Stockholders' equity:
     Common stock, $.02 par value; authorized 60,000,000 shares; issued and outstanding, 39,024,550 shares at June 30, 1998
       and 38,545,808 shares at December 31, 1997                                         780,491                770,916
     Additional paid-in capital                                                        79,135,011             78,041,636
     Deferred compensation                                                               (498,758)              (504,315)
     Accumulated deficit                                                              (73,454,834)           (68,782,245)
                                                                                     ------------           ------------
       Total stockholders' equity                                                       5,961,910              9,525,992
                                                                                     ------------           ------------
       Total liabilities and stockholders' equity                                    $  8,363,511           $ 11,788,766
                                                                                     ============           ============


See accompanying notes.

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   QUARTER ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                               1998                   1997                   1998                  1997
                                           ------------           ------------           ------------           ------------
Revenues:
   Product sales                           $    491,416           $    732,838           $    989,770           $  1,549,296
   Grant income                                 153,671                 62,270                204,235                 93,904
                                           ------------           ------------           ------------           ------------
                                                645,087                795,108              1,194,005              1,643,200

Costs and expenses:
   Production costs                             419,372                360,687                770,188                962,021
   Sales and marketing                          471,999                437,776                752,561                752,942
   Research and development                   1,486,066              2,096,068              2,697,315              3,586,315
   General and administrative                 1,078,962                630,502              1,819,034              1,204,875
                                           ------------           ------------           ------------           ------------
                                              3,456,399              3,525,033              6,039,098              6,506,153
                                           ------------           ------------           ------------           ------------
Loss from operations                         (2,811,312)            (2,729,925)            (4,845,093)            (4,862,953)

Other income (expense):
   Interest income                               78,984                102,359                188,340                205,165
   Interest expense                              (7,251)                (7,969)               (15,836)               (16,275)
                                           ------------           ------------           ------------           ------------
                                                 71,733                 94,390                172,504                188,890
                                           ------------           ------------           ------------           ------------

Net loss                                   $ (2,739,579)          $ (2,635,535)          $ (4,672,589)          $ (4,674,063)
                                           ============           ============           ============           ============


Net loss per share                         $      (0.07)          $      (0.08)          $      (0.14)          $      (0.12)
                                           ============           ============           ============           ============

Shares used in computing net loss
   per share                                 38,922,607             34,573,111             38,805,521             34,573,111
                                           ============           ============           ============           ============



See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                         1998                  1997
                                                                     -----------           -----------
OPERATING ACTIVITIES:
Net loss                                                             $(4,672,589)          $(4,674,063)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization                                         292,858               209,582
   Amortization of deferred compensation                                 200,425               228,263
   (Gain) loss on disposal of property and equipment                      (6,610)                2,049
   Common stock issued for services and expenses                         109,206                    --
   Changes in operating assets and liabilities, net                     (258,114)              345,007
                                                                     -----------           -----------
          Net cash used in operating activities                       (4,334,824)           (3,889,162)

INVESTING ACTIVITIES:
  Purchase of equipment                                                 (165,626)              (74,921)
  Restricted cash                                                        (58,783)                   --
  Proceeds from sale of equipment                                          7,500                    --
  Short-term investments                                                 (26,567)              (75,690)
                                                                     -----------           -----------
     Net cash used in investing activities                              (243,476)             (150,611)

FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options and warrants              798,876                    --
   Proceeds from notes payable                                            23,783                    --
   Payment of capital lease                                               (8,260)              (15,581)
                                                                     -----------           -----------
     Net cash provided by (used in) financing activities                 814,399               (15,581)

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (3,763,901)           (4,055,354)
Cash and cash equivalents at beginning of period                       7,541,320             8,045,508
                                                                     -----------           -----------
Cash and cash equivalents at end of period                           $ 3,777,419           $ 3,990,154
                                                                     ===========           ===========



See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The accompanying consolidated financial statements have been prepared by Cypress Bioscience, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), as outlined in the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K filed with the SEC.

1.   FORMATION AND BUSINESS OF THE COMPANY

     The Company researches, develops, manufactures and markets medical devices and therapeutics for the treatment of certain types of immune system disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The Company's first product, the Prosorba(R) column, a medical device, treats a patient's defective immune system so that it can more effectively respond to certain diseases. The Company received marketing approval from the U.S. Food and Drug Administration ("FDA") in December 1987 to distribute the Prosorba(R) column for the treatment of idiopathic thrombocytopenic purpura ("ITP"), an immune-mediated bleeding disorder. The Company is also developing Cyplex(R), a platelet alternative, previously known as Infusible Platelet Membranes ("IPM"), as an alternative to traditional platelet transfusions.

     In January 1998, the Company announced that its Phase III pivotal study of the Prosorba(R) column for use in the treatment of rheumatoid arthritis ("RA") was stopped. The study was halted based on the recommendation of an independent Data Safety and Monitoring Board after an analysis of the available data showed that the Prosorba(R) column had achieved both statistically significant efficacy and favorable safety results. In May 1998, the Company was notified by the FDA that its Premarket Approval Supplement ("PMA") for the Prosorba(R) column in the treatment of RA had been selected for "Special Review" status. In July 1998 the Company announced that it had completed its submission of the PMA with the FDA for the Prosorba(R) column. The PMA Supplement seeks to extend labeling to include severe RA on the basis of a pivotal Phase III clinical trial in RA that completed in January 1998. There can be no assurance that FDA approval of the Company's PMA supplement will be received and even if the FDA approval is received, there can be no assurance that the Company will be successful in marketing the Prosorba(R) column for the treatment of RA. Any such failure to successfully market the Prosorba(R) column for use in the treatment of RA could have a material adverse effect on the Company's business.

2.   INVENTORIES

     Inventories are comprised of the following:

                                    June 30, 1998   December 31, 1997
                                    -------------   -----------------
Raw materials and components          $192,180          $166,714
Work in process                        704,730           354,010
Finished goods                          39,600           107,280
                                      --------          --------
                                      $936,510          $628,044
                                      ========          ========

3.   NET LOSS PER SHARE

     The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures are excluded, as their effect is antidilutive.

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Segment Information" ("SFAS 131"). Comprehensive loss is not different from the net loss disclosed on the consolidated statements of operations. The adoption of SFAS 131 did not affect results of operations or financial position, and did not affect the disclosure of segment information because SFAS 131 is not required to be applied to interim financial statements in the initial year of adoption and the Company operates in a single business segment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Exchange Act that involve risks and uncertainties. The Company's actual results could differ materially from those discussed below and elsewhere in this Report. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section, as well as other sections of this report, and those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

     Revenues associated with shipments of the Company's Prosorba(R) column were approximately $491,000 and $733,000 for the quarters ended June 30, 1998 and 1997, respectively. The Company does not anticipate revenues to increase in the second half of the year over those reported in the first half. The decrease in sales is related to reassigning sales team personnel from hematology sales to pre-launch activities relating to the potential sale of the Prosorba(R) column in the RA market, and termination of the Company's ITP trial due to low enrollment. The Company believes pre-launch planning is critically important to the overall success of the Company and that its sales team's in-depth knowledge of the Prosorba(R) column makes them best equipped to perform this key function. The Company believes that the long-term benefits of the market intelligence gathered in connection with pre-launch planning activities for the RA market will outweigh any short-term reduction in revenues during 1998 relative to 1997.

     Total costs and expenses were approximately $3.5 million and $6.0 million for the quarter and six months ended June 30, 1998, respectively, compared to approximately $3.5 million and $6.5 million for the same periods in 1997. The decrease of approximately $467,000 for the six months ended June 30, 1998 compared to the same period of 1997 is primarily a result of a decrease in research and development expenses partially offset by an increase in general and administrative expenses as discussed below.

     Production costs were approximately $419,000 and $770,000 for the quarter and six months ended June 30, 1998, respectively, compared to approximately $361,000 and $962,000 for the same periods of 1997. The increase of approximately $59,000 for the quarter ended June 30, 1998 compared to 1997 is a result of an increase in the number of manufacturing personnel hired to prepare for facilities expansion related to the anticipated increase in production of the Prosorba(R) column. The decrease of approximately $192,000 for the six months ended June 30, 1998 compared to the same period of 1997 is due to costs incurred in the first three months of 1997 related to the consolidation of the Company's two manufacturing facilities into one. Management expects production costs to increase as miscellaneous expansion costs are incurred and production demands increase.

     Sales and marketing expenses for the quarter and six months ended June 30, 1998 have remained relatively unchanged compared to the same periods of 1997. This is a result of a reduction in sales personnel and the corresponding decrease in salary related expenses in 1998 from 1997, offset by pre-market research activities conducted in connection with the potential entry of the Prosorba(R) column into the RA market. Management expects increasing sales and marketing expenses as pre-market activities continue and the effect of adding three director level marketing personnel in July and August 1998 is realized.

     Research and development (R&D) expenses were approximately $1.5 million and $2.7 million for the quarter and six months ended June 30, 1998, respectively, down from approximately $2.1 million and $3.6 million for the corresponding periods of 1997. The decrease in R&D expenses is a direct result of savings associated with the conclusion of the Company's RA trial in January 1998, nearly a year ahead of schedule, based on achieving favorable safety and statistically significant efficacy results on an intent-to-treat basis. Since stopping the trial, the Company has increased pre-market activities for RA and anticipates additional R&D expenses in preparation for the FDA Advisory Panel presentation. Other R&D expenses will support the Company's Phase II trial of its Cyplex(R) (Infusible Platelet Membranes) platelet alternative, as the Company is currently in the process of enrolling patients.

     General and administrative expenses were approximately $1.1 million and $1.8 million for the quarter and six months ended June 30, 1998, respectively, up from $631,000 and $1.2 million for the corresponding periods of 1997. The increase of approximately $448,000 and $614,000 for the quarter and six months, respectively, ended June 30, 1998 from the same periods of 1997 is primarily a result of an increase in personnel and professional services incurred, as well as costs incurred from the Company's Annual Meeting, which was held in June 1998 while in the previous year it was held in October.

     Although there was a total decrease in revenue of approximately $449,000 for the six months ended June 30, 1998 compared to the same period of 1997, net loss of approximately $4.7 million was relatively consistent between the periods. The consistent net loss was a result of a corresponding decrease in total costs and expenses of approximately $467,000 for the six months ended June 30, 1998 compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital as of June 30, 1998 was approximately $4.4 million compared to $7.9 million at December 31, 1997. The decrease of approximately $3.5 million in working capital is attributable to cash used in funding the Company's day to day operations and conducting clinical trials, partially offset by cash proceeds received from stock options and warrants exercised.

     The Company expects to incur operating losses unless and until it obtains marketing approval from the FDA and successfully markets the Prosorba(R) column for additional disease indications, or until sales for its existing indication of ITP increase significantly, or until it obtains FDA approval for and successfully commercializes Cyplex(R). There can be no assurance that the Company will be able to obtain FDA approval to market the Prosorba(R) column for disease indications other than ITP and, if it does, whether the Company will be able to successfully market the Prosorba(R) column for such indications, increase sales in the area of ITP or obtain FDA approval for, or be able to successfully commercialize, Cyplex(R).

     In January 1998, the Company announced that its Phase III pivotal study of the Prosorba(R) column for use in the treatment of RA was stopped. The study was halted based on the recommendation of an independent Data Safety and Monitoring Board after an analysis of the available data showed that the Prosorba(R) column had achieved both statistically significant efficacy and favorable safety results. In May 1998, the Company was notified by FDA that its PMA for the Prosorba(R) column in the treatment of RA had been selected for "Special Review" status. In July 1998 the Company announced that it had completed its submission of the PMA with the FDA for the Prosorba(R) column. The PMA Supplement seeks to extend labeling to include severe rheumatoid arthritis (RA) on the basis of a pivotal Phase III clinical trial in RA that completed in January 1998. There can be no assurance that FDA approval of the Company's PMA Supplement will be received and even if FDA approval is received, there can be no assurance that the Company will be successful in marketing the Prosorba(R) column for the treatment of RA. Any such failure to receive FDA approval or successfully market the Prosorba(R) column for use in the treatment of RA could have a material adverse effect on the Company's business.

     The Company expects that existing cash resources will be sufficient to fund operations through at least December 31, 1998.

     The Company is actively seeking opportunities to raise additional capital to fund the proposed commercial launch of the Prosorba(R) column for the treatment of RA, the development of new and the completion of existing research, additional clinical trials for the Prosorba(R) column for other indications, and the further development and marketing of Cyplex(R). To the extent the Company decides to develop products other than the Prosorba(R) column and Cyplex(R), it will be required to raise additional capital. The amount of capital required by the Company is dependent upon many factors, including the following: results of clinical trials, results of current research and development efforts, the FDA regulatory process and receiving FDA approval for the use of the Prosorba(R) column in the treatment of RA in a timely manner, the Company's ability to successfully market the Prosorba(R) column in the RA market, costs of commercialization of products and potential competitive and technological advances and levels of product sales. Because the Company is unable to predict the outcome of the foregoing factors, some of which are beyond the Company's control, the Company is unable to estimate with certainty its mid- to long-term capital needs. Although the Company may seek to raise additional capital through a combination of additional equity sources there can be no assurance the Company will be able to raise additional capital through such sources or the funds raised thereby will allow the Company to maintain its current and planned operations. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its research and development and marketing activities, to license to third parties technologies that the Company would otherwise seek to develop itself, to seek financing through the debt market at potentially higher costs to the Company and/or to seek additional methods of financing.

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

PART II

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on June 30, 1998.

(b) Jack Vaughn and Samuel D. Anderson were each elected as directors to serve until the 2001 annual meeting, or until such directors' earlier death, resignation or removal. The Company's Board of Directors is comprised of those individuals elected this year and the following directors completing the following terms: Debby Jo Blank, M.D. and Philip J. O'Reilly whose terms expire in 1999; Jay D. Kranzler, M.D., Ph.D., Richard M. Crooks, Jr. and David Golde, M.D., whose terms expire in 2000.

(c) The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:

     (1)  For the election of the nominees as directors:

                                             Withheld Authority or
                               For                 Against
                            ----------             -------
Jack Vaughn                 31,107,825             162,448
Samuel D. Anderson          31,110,050             160,223


     (2) To approve an amendment to the Company's Amended and Restated Certificate of Incorporation to (i) effect, at any time prior to the 1999 Annual Meeting of Stockholders, a reverse stock split, whereby the Company would issue one (1) new share of Common Stock of the Company in exchange for between two (2) and four (4) shares of outstanding Common Stock and (ii) after giving effect to the aforesaid reverse stock split, establish the number of authorized shares of (A) Common Stock at 50,000,000 shares and (B) Preferred Stock at 15,000,000 shares;

                  For                      Against                 Abstained               Non-votes
          ---------------------      --------------------     --------------------    ---------------------
               19,754,958                  524,534                  103,546                10,887,235

     (3) To approve an amendment to the 1996 Equity Incentive Plan to increase the total number of shares of Common Stock authorized for issuance under such plan from 7,000,000 to 10,000,000 (without giving effect to the proposed reverse split discussed above);


                   For                      Against                 Abstained               Non-votes
           ---------------------      --------------------     --------------------    ---------------------
                18,708,051                 1,366,489                 102,223                11,093,510


     (4) To ratify the selection of Ernst & Young LLP as the Company's independent auditors for its fiscal year ending December 31, 1997:

                  For                      Against                 Abstained               Non-votes
          ---------------------      --------------------     --------------------    ---------------------
               31,135,376                  49,700                   85,197                     -

ITEM 5 - OTHER INFORMATION

     Pursuant to a recent change to the proxy rules, unless a stockholder who wishes to bring a matter before the stockholders at the Company's 1999 annual meeting of stockholders notifies the Company of such matter prior to April 4, 1999, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     27.1 Financial Data Schedule

(b)  Reports on Form 8-K
     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Cypress Bioscience, Inc.


        August 14, 1997                     /s/ Jay D. Kranzler
----------------------------------          ------------------------------------
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