Form 10-Q
period 1998-09-30
CYPRESS BIOSCIENCE INC
filed 1998-11-16
CIK 716054

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998,
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
         _________________

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

Yes [X]     No [ ]

         AT NOVEMBER 3, 1998, 39,457,397 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                This filing, without exhibits, contains 17 pages.

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION


          Item 1 - Condensed Consolidated Balance Sheets as of
                       September 30, 1998 (unaudited) and December 31, 1997 .........................     3

                   Condensed Consolidated Statements of Operations for the quarter
                       and nine months ended September 30, 1998 and 1997 (unaudited).................     4

                   Condensed Consolidated Statements of Cash Flows for the
                       nine months ended September 30, 1998 and 1997 (unaudited).....................     5

                   Notes to Condensed Consolidated Financial Statements ............................      6

          Item 2 - Management's Discussion and Analysis of Financial
                              Condition and Results of Operations....................................     9

          Item 3 - Risk Factors......................................................................    12

PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings ................................................................    16

          Item 6 - Exhibits and Reports on Form 8-K .................................................    16

          Signatures ................................................................................    17

                            CYPRESS BIOSCIENCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                                        1998                    1997
                                                                                     ------------           ------------
                                                                                     (UNAUDITED)              (NOTE)
ASSETS
    Current assets:
       Cash and cash equivalents                                                     $  6,693,947           $  7,541,320
       Short-term investments                                                           1,000,900                974,333
       Accounts receivable:
         Trade                                                                            298,402                372,741
         Other                                                                            139,108                140,487
      Inventories                                                                         841,417                628,004
      Prepaid expenses                                                                    257,827                114,382
                                                                                     ------------           ------------
        Total current assets                                                            9,231,601              9,771,267

    Property and equipment, net                                                         1,806,930              1,991,777
    Restricted cash                                                                        35,000                     --
    Convertible debenture issuance costs, net                                              19,898                 25,722
                                                                                     ------------           ------------
       Total assets                                                                  $ 11,093,429           $ 11,788,766
                                                                                     ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
     Accounts payable                                                                $    599,669           $    530,132
     Accrued compensation                                                                 177,158                175,929
     Accrued liabilities                                                                1,051,992              1,144,692
     Current portion of capital lease obligations                                           9,695                  4,286
                                                                                     ------------           ------------
       Total current liabilities                                                        1,838,514              1,855,039

   Convertible debentures                                                                 400,000                400,000
   Notes payable                                                                          144,804                     --
   Capital lease obligations, net of current portion                                       24,001                  7,735

   Commitments and contingencies

   Stockholders' equity:
     Common stock, $.02 par value; authorized 60,000,000 shares;
       issued and outstanding, 39,430,116 shares at September 30,
       1998 and 38,545,808 shares at December 31, 1997, respectively                      788,602                770,916
     Series A convertible preferred stock, $.02 par value; authorized
       3,333,333 shares; issued and outstanding, 3,063,561 as of
       September 30, 1998                                                                  61,271                     --
     Additional paid-in capital                                                        86,032,635             78,041,636
     Deferred compensation                                                               (369,103)              (504,315)
     Accumulated deficit                                                              (77,827,295)           (68,782,245)
                                                                                     ------------           ------------
       Total stockholders' equity                                                       8,686,110              9,525,992
                                                                                     ------------           ------------
       Total liabilities and stockholders' equity                                    $ 11,093,429           $ 11,788,766
                                                                                     ============           ============

See accompanying notes.

Note: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                            CYPRESS BIOSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              QUARTER ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                             1998                   1997                   1998                 1997
                                         ------------           ------------           ------------           ------------
Product sales                            $    603,060           $    658,335           $  1,592,830           $  2,207,631
Grant income                                   38,542                 85,293                242,777                179,197
                                         ------------           ------------           ------------           ------------
                                              641,602                743,628              1,835,607              2,386,828
                                         ------------           ------------           ------------           ------------

Costs and expenses:
   Production costs                           628,202                354,024              1,398,390              1,316,045
   Sales and marketing                        811,431                262,754              1,563,992              1,015,696
   Research and development                   824,585              1,844,672              3,521,900              5,430,987
   General and administrative                 719,443              1,095,729              2,538,477              2,300,604
                                         ------------           ------------           ------------           ------------
                                            2,983,661              3,557,179              9,022,759             10,063,332
                                         ------------           ------------           ------------           ------------
Loss from operations                       (2,342,059)            (2,813,551)            (7,187,152)            (7,676,504)


Other income (expense):
   Interest income                             60,144                 91,021                248,484                296,186
   Interest expense                           (12,116)                (7,813)               (27,951)               (24,088)
                                         ------------           ------------           ------------           ------------
                                               48,028                 83,208                220,533                272,098
                                         ------------           ------------           ------------           ------------

Net loss                                   (2,294,031)            (2,730,343)            (6,966,619)            (7,404,406)

Undeclared, imputed dividend on
    Preferred Stock                        (2,078,431)                    --             (2,078,431)                    --
                                         ------------           ------------           ------------           ------------

Net loss applicable to common
     shareholders                        $ (4,372,462)          $ (2,730,343)          $ (9,045,050)          $ (7,404,406)
                                         ============           ============           ============           ============

Basic and diluted net loss
     per common share                    $      (0.11)          $      (0.08)          $      (0.23)          $      (0.21)
                                         ============           ============           ============           ============

Shares used in computing
    net loss per share                     39,265,768             34,630,850             38,961,261             34,592,569
                                         ============           ============           ============           ============



See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                         1998                  1997
                                                                     -----------           -----------
OPERATING ACTIVITIES
Net loss                                                             $(6,966,619)          $(7,404,406)
Adjustments to reconcile net loss to net cash used
    by operating activities:
   Depreciation and amortization                                         426,549               352,482
   Amortization of deferred compensation                                 330,081               542,970
   Loss (gain) on disposal of property and equipment                      (6,610)                1,094
   Common stock issued to 401(k) plan                                    109,206                88,597
   Changes in operating assets and liabilities, net                     (303,075)               39,562
                                                                     -----------           -----------
          Net cash used by operating activities                       (6,410,468)           (6,379,701)

INVESTING ACTIVITIES
  Purchase of equipment                                                 (236,768)             (105,630)
  Proceeds from sale of fixed assets                                       7,500                 3,185
  Restricted cash, net                                                   (35,000)                   --
  Short-term investments, net                                            (26,567)              967,084
                                                                     -----------           -----------
          Net cash provided by (used by) investing activities           (290,835)              864,639

FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                                 --                37,500
   Net proceeds from issuance of Series A convertible
       preferred stock                                                 4,282,332                    --
   Proceeds from (payment of) notes payable and
       capital lease obligation                                          166,479               (23,748)
   Net proceeds from exercise of stock options and warrants            1,405,119                    --
                                                                     -----------           -----------
          Net cash provided by financing activities                    5,853,930                13,752

Decrease in cash and cash equivalents                                   (847,373)           (5,501,310)
Cash and cash equivalents at beginning of period                       7,541,320             8,045,508
                                                                     -----------           -----------
Cash and cash equivalents at end of period                           $ 6,693,947           $ 2,544,198
                                                                     ===========           ===========



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

1.       FORMATION AND BUSINESS OF THE COMPANY

         The Company researches, develops, manufactures and markets medical devices and therapeutics for the treatment of certain types of immune system disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The Company's first product, the Prosorba(R) column, a medical device, treats a patient's defective immune system so that it can more effectively respond to certain diseases. The Company received marketing approval from the U.S. Food and Drug Administration ("FDA") in December 1987 to distribute the Prosorba column for the treatment of idiopathic thrombocytopenic purpura ("ITP"), an immune-mediated bleeding disorder. The Company is also developing Cyplex(R), platelet alternative, previously known as Infusible Platelet Membranes ("IPM"), as an alternative to traditional platelet transfusions.

         In January 1998, the Company stopped its Phase III pivotal study of the Prosorba column for use in the treatment of rheumatoid arthritis ("RA"). The study was halted based on the recommendation of an independent Data Safety and Monitoring Board after an analysis of the available data showed that the Prosorba column had achieved both statistically significant efficacy and favorable safety results. In May 1998, the FDA notified the Company that its Premarket Approval Supplement ("PMA") for the Prosorba column in the treatment of RA had been selected for "Special Review" status. In July 1998, the Company completed its submission of the PMA to the FDA. The PMA seeks to extend labeling to include moderate to severe RA on the basis of a pivotal Phase III clinical trial in RA that was completed in January 1998.

         The Company appeared at a hearing before the FDA's Gastroenterology and Urology Device Advisory Panel (the "FDA Panel") on October 29, 1998. The FDA Panel recommended on that day to the FDA that the Prosorba column be approved for the treatment of moderate to severe rheumatoid arthritis, subject to the requirements that (i) the Company conduct a post-marketing trial to determine the safety and efficacy of combination treatment with disease-modifying anti-rheumatic drugs and to evaluate the safety and efficacy of treatment of rheumatoid arthritis patients with the Prosorba column and (ii) final labeling of the Prosorba column for the treatment of rheumatoid arthritis be negotiated by the end of 1998.

         There can be no assurance that the Company will receive regulatory approval for the Prosorba column or Cyplex, platelet alternative on a timely basis, if at all. If the Prosorba column is ultimately approved, there can be no assurance that the Company will be successful in marketing the Prosorba column for use as a treatment for RA.

2.       INVENTORIES

         Inventories are comprised of the following:

                                 September 30, 1998  December 31, 1997
                                 ------------------  -----------------
Raw materials and components          $204,047          $166,714
Work in process                        511,370           354,010
Finished goods                         126,000           107,280
                                      --------          --------
                                      $841,417          $628,004
                                      ========          ========

3.       NET LOSS PER SHARE

         The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Common stock equivalents related to options, warrants, convertible debentures and Series A convertible preferred stock are excluded, as their effect is antidilutive.

         At various dates during September 1998, the Company issued shares of Series A convertible preferred stock whereby each such share is convertible at any time into common stock on a one-to-one basis at a convertible price of $1.50 per common stock. At each date of issuance, the fair market value of the common stock was between $1.72 and $2.69 per share. Therefore, each investor received a beneficial conversion feature between $0.22 and $1.19 per share of common stock. In accordance with EITF D-60 the Company recorded the aggregate difference as an "imputed" dividend totaling approximately $2.1 million in the quarter ended September 30, 1998. (See Note 5 below regarding the closing of the Series A convertible preferred stock.)

4.        BASIC AND DILUTED LOSS PER SHARE

         In accordance with Financial Accounting Standards Statement No. 128, "Earnings Per Share," ("FAS No. 128"), both the basic and diluted loss per share for the quarter and nine months ended September 30, 1998 and 1997 are based on the weighted average number of shares of common stock outstanding during the periods. Since potentially dilutive securities have not been included in the calculation of the diluted loss per share for both periods as their affect is antidilutive, there is no difference between the basic and diluted loss per share.

5.        SERIES A CONVERTIBLE PREFERRED STOCK

         On September 25, 1998, the Company closed on a private placement of 3,063,561 shares of the Company's Series A convertible preferred stock ("Series A Stock") priced at $1.50 per share with a small group of accredited investors. The Company received approximately $4.6 million, less approximately $313,000 in estimated issuing costs.

         Each share of Series A Stock is initially convertible at any time at the election of the holder into one share of common stock. However, if the price per share in the Company's first equity financing following the closing of the Series A Stock offering in which the Company receives aggregate proceeds of at least $7.5 million (the "Qualified Subsequent Financing") is less than the then applicable conversion price, the conversion price shall be adjusted to equal the price per share paid in the Qualified Subsequent Financing.

6.      RECENTLY ISSUED ACCOUNTING STANDARDS

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Segment Information" ("SFAS 131"). Comprehensive loss is not different from the net loss disclosed on the consolidated statements of operations. The adoption of SFAS 131 did not affect the Company's results of operations or financial position, since the Company operates in a single business segment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements within the meaning of
Section 21E of the Exchange Act that involve risks and uncertainties. The Company's actual results could differ materially from those discussed below and elsewhere in this Quarterly Report. Factors that could cause or contribute to such differences include, without limitations those discussed in this section as well as those discussed in the section entailed "Risk Factors" beginning on page 13.

RESULTS OF OPERATIONS

         Revenues associated with shipments of the Company's Prosorba column were approximately $603,000 and $658,000 for the quarters ended September 30, 1998 and 1997, respectively. Due to limited resources, the Company's sales and marketing team has been focusing on hiring and training additional representatives in preparation for potential label expansion to include RA. The Company believes pre-launch planning is important to the overall success of the Company and that its sales team's experience in sales of the Prosorba column enables them to perform this key function. The Company believes that the long-term benefits of the market intelligence gathered in connection with pre-launch planning activities for the RA market will outweigh any short-term reduction in revenues during 1998 relative to 1997.

         Total costs and expenses were approximately $3.0 million and $9.0 million for the quarter and nine months ended September 30, 1998, respectively, compared to approximately $3.6 million and $10.1 million for the same periods in 1997. The decrease in expenditures is primarily due to savings associated with the early completion of the Company's Phase III pivotal study in January 1998, offset in part by increases in sales and marketing expenses for the 1998 periods.

         Production costs were approximately $628,000 and $1.4 million for the quarter and nine months ended September 30, 1998, respectively, compared to approximately $354,000 and $1.3 million for the same periods of 1997. The increase of approximately $274,000 for the quarter ended September 30, 1998 compared to 1997 is a result of an increase in the number of manufacturing personnel hired to prepare for facilities expansion related to the Company's preparation for production scale-up and potential product launch requirements. The Company expects production costs to increase as expansion proceeds and production demands increase.

         Sales and marketing costs for the quarter and nine months ended September 30, 1998 were approximately $811,000 and $1.6 million, respectively, up from approximately $263,000 and $1.0 million for the same periods of 1997. The increase is a result of pre-market research activities conducted in connection with the potential entry of the Prosorba column into the RA market. The Company expects increasing sales and marketing expenses resulting from the addition of personnel in the third quarter of 1998 and anticipated expenses related to the Company's preparation for entrance into the RA market.

         Research and development (R&D) expenses were approximately $825,000 and $3.5 million for the quarter and nine months ended September 30, 1998, respectively, down from approximately $1.8 million and $5.4 million for the corresponding periods of 1997. The decrease in R&D expenses is a direct result of savings associated with the early conclusion of the Company's RA trial in January 1998. In January 1998, the Company stopped its Phase III pivotal study of the Prosorba column for use in the treatment of RA. The study was halted based on the recommendation of an independent Data Safety and Monitoring Board after an analysis of the available data showed that the Prosorba column had achieved both statistically significant efficacy and favorable safety results. In May 1998, the FDA notified the Company that its Premarket Approval Supplement ("PMA") for the Prosorba column in the treatment of RA had been selected for "Special Review" status. In July 1998, the Company completed its submission of the PMA with the FDA for the Prosorba column. The PMA seeks to extend labeling to include severe RA on the basis of a pivotal Phase III clinical trial in RA that was completed in January 1998.

         The Company appeared at a hearing before the FDA's Gastroenterology and Urology Device Advisory Panel (the "FDA Panel") on October 29, 1998. The FDA Panel recommended on that day to the FDA that the Prosorba column be approved for the treatment of moderate to severe RA, subject to the requirements that (i) the Company conduct a post-marketing trial to determine the safety and efficacy of combination treatment with disease-modifying anti-rheumatic drugs and to evaluate the safety and efficacy of treatment of rheumatoid arthritis patients with the Prosorba column and (ii) final labeling of the Prosorba column for the treatment of rheumatoid arthritis be negotiated by the end of 1998.

          There can be no assurance that FDA approval of the Company's PMA Supplement will be received and even if FDA approval is received, there can be no assurance that the Company will be successful in marketing the Prosorba column for the treatment of RA. Any such failure to receive FDA approval or successfully market the Prosorba column for use in the treatment of RA could have a material adverse effect on the Company's business.

          General and administrative expenses were approximately $719,000 and $2.5 million for the quarter and nine months ended September 30, 1998, compared to approximately $1.1 million and $2.3 million for the corresponding periods of 1997. The decrease for the quarter of approximately $376,000 is primarily a result of non-recurring expenses incurred in the third quarter of 1997. The increase of approximately $238,000 incurred during the nine months ended September 30, 1998, compared to the same period in 1997, is primarily a result of an increase in personnel and professional services incurred, as well as costs related to the Company's Annual Meeting, which was held in June rather than October as in the previous year.

         For the quarter ended September 30, 1997, the Company recorded a net loss applicable to common shareholders of approximately $4.4 million, or $0.11 per share, compared to a net loss of approximately $2.7 million, or $0.08 per share, for the same period in 1997. For the nine months ended September 30, 1998, the net loss applicable to common shareholders was approximately $9.0 million, or $0.23 per share, compared to a loss of approximately $7.4 million, or $0.21 per share, for the same period in 1997. Included in the net loss for the quarter and nine months ended September 30, 1998 was a $2.1 million undeclared, imputed dividend related to the beneficial conversion of the Company's Series A convertible preferred stock issuance in September 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital as of September 30, 1998 was approximately $7.4 million compared to approximately $7.9 million at December 31, 1997. The decrease of approximately $523,000 in working capital is attributable to cash used in funding the Company's day to day operations and conducting clinical trials, partially offset by cash proceeds received from the issuance of Series A convertible preferred stock and the exercise of options and warrants.

         The Company expects to incur operating losses until it obtains marketing approval from the FDA and successfully markets the Prosorba column for RA or until it obtains FDA approval for and successfully commercializes Cyplex, platelet alternative. There can be no assurance that the Company will be able to obtain FDA approval to market the Prosorba column for disease indications other than ITP and, if it does, whether the Company will be able to successfully market the Prosorba column for such indications, or obtain FDA approval for, or be able to successfully commercialize, Cyplex, platelet alternative.

         The Company expects that existing cash resources will be sufficient to fund its activities through launch of the Prosorba column for RA, pending FDA approval.

IMPACT OF YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or a miscalculation causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on recent assessments, the Company determined that it will be required to modify or replace significant portions of its software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. The Company has completed an assessment of the impact of the Year 2000 Issue on its internal and external operations, and has determined that it will be required to upgrade certain software programs it employs in the normal course of business, including its accounting application software and certain other administrative software. The total cost of the Year 2000 Issue project is estimated to be less than $50,000 and is estimated to be completed no later than December 31, 1998. The Company expects to mitigate the Year 2000 Issue so that the Company's operations or business are not materially adversely effected. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

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

         The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 Issue. The Company plans to evaluate the status of completion in December 1998 and determine whether such a plan is necessary.

                                  RISK FACTORS

         In addition to those risks identified elsewhere in this Quarterly Report on Form 10Q, the following risk factors may affect our business, including, future operating results and financial performance.

OUR NEED FOR ADDITIONAL CAPITAL

         We are actively seeking opportunities to raise additional capital to be used primarily to fund the proposed commercial launch of the Prosorba column for the rheumatoid arthritis indication, to develop new and complete existing research, and to further the development and marketing of Cyplex, platelet alternative. We may need to raise additional capital to complete the launch of the Prosorba column for the rheumatoid arthritis indication, if approved. In addition, if we decide to continue the development of products other than the Prosorba column and Cyplex, platelet alternative, we will be required to raise additional capital. The amount of capital we will require is difficult to predict, and we cannot assure you that we will be able to raise any additional capital from any source. If we are unable to obtain additional financing, we may have to delay or scale back the launch of the Prosorba column for the rheumatoid arthritis indication, if approved, and delay, scale back or eliminate some or all of our research and development activities. In addition, we may be required to license to third parties technologies that we would otherwise seek to develop ourselves, to seek financing at potentially higher costs to us or to seek additional methods of financing. These results may have a detrimental effect on our financial condition and could prevent us from realizing our long-term goals.

OUR HISTORY OF OPERATING LOSSES

         We are operating at a loss and have been operating at a loss since our formation in October 1981. As of September 30, 1998, we had an accumulated deficit of approximately $77.8 million. Our ability to become profitable is dependent upon our obtaining FDA marketing approval of the Prosorba column in rheumatoid arthritis and disease indications other than ITP in a timely manner, and successfully increasing the sales of Prosorba column. If we do not receive marketing approval from the FDA for the Prosorba column for the treatment of rheumatoid arthritis, or for Cyplex, platelet alternative, for the treatment of platelet disorders, we will have to significantly scale back our plans, curtail clinical trials, and limit our present operations in order to become profitable or operate on a break-even basis.

PENDING FDA DECISION ON OUR PRE-MARKET APPROVAL APPLICATION

         Our only FDA-approved product is the Prosorba column, which the FDA approved in 1987 for use by patients with ITP. However, sales of the Prosorba column for use by patients with ITP have declined over the last two years. We are currently focused on obtaining FDA approval to market the Prosorba column for the treatment of rheumatoid arthritis. We filed our PMA with the FDA in July 1998 to allow us to market the Prosorba column for use in the treatment of rheumatoid arthritis. The Company appeared at a hearing before the FDA Panel on October 29, 1998. The FDA Panel recommended on that day to the FDA that the Prosorba column be approved for the treatment of moderate to severe rheumatoid arthritis, subject to the requirements that (i) we conduct a post-marketing trial to determine the safety and efficacy of combination treatment with disease-modifying anti-rheumatic drugs and to evaluate the safety and efficacy of treatment of rheumatoid arthritis patients with the Prosorba column and (ii) final labeling of the Prosorba column for the treatment of rheumatoid arthritis be negotiated by the end of 1998. However, we cannot assure you that the FDA will follow the FDA Panel's recommendation and if the PMA Application is not approved and the Prosorba column is restricted to the treatment of ITP, the Company will be required to significantly scale back its plans and limit its present operations and may not otherwise be viable as an independent entity.

OUR SALES FORCE

         We have a small domestic sales force that sells the Prosorba column directly to customers for use in the treatment of ITP. To date, our sales force has made commercial sales of the Prosorba column only for use in the treatment of ITP. Our sales force has had no experience in marketing the Prosorba column for use in the treatment of disease indications other than ITP. Accordingly, if we receive FDA approval to use the Prosorba column for the treatment of rheumatoid arthritis or any other disease indications other than ITP, our sales force may not be able to successfully market the Prosorba column for such uses. Any failure by our sales force to successfully market the Prosorba column for rheumatoid arthritis, if approved, will have a material adverse effect on our overall financial performance.

COMPETITIVE ENVIRONMENT

         The health care field in general and the particular areas in which we market our products are extremely competitive. In developing and marketing medical devices to treat immune-mediated diseases, we compete with other products, therapeutic techniques and treatments offered by national and international healthcare and pharmaceutical companies, many of which have greater marketing, human and financial resources than we do. In addition, we expect to compete with new products and therapeutic techniques and treatments that are in various stages of clinical development, some of which are expected to ultimately receive FDA approval.

         The immunological therapy market is characterized by rapid technological change and potential introductions of new products or therapies. To respond to these changes, we may be required to develop or purchase new products to protect our technology from obsolescence. We may not be able to develop or obtain such products. Even if we develop or obtain new products, such products may not be commercially viable. In addition, we cannot assure you that our Prosorba column will prove effective in the treatment of rheumatoid arthritis or that Cyplex, platelet alternative, if approved for sale by the FDA, will be an effective alternative to traditional platelet therapy. If the Prosorba column fails to be effective in the treatment of rheumatoid arthritis or if Cyplex, platelet alternative, fails to be an effective alternative to traditional platelet therapy, our entire business will be materially adversely affected.

UNCERTAINTY OF OUR PATENT PROTECTION

     As a policy, we seek to protect our proprietary technology and inventions which are used in the Prosorba column and Cyplex, platelet alternative, through patents, trade secret law and other legal protections. We may, however, incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could result in significant expense to us and diversion of our management resources, which in turn could have an adverse effect on our financial performance. The process used in manufacturing the Prosorba column is covered by one of various patents that we hold; however, we cannot assure you that this patent will afford significant protection of our proprietary technology. We also could be forced to modify or abandon the Prosorba column or Cyplex, platelet alternative, based upon our assessment of intellectual property risks or actual or threatened claims by others. Since the Prosorba column is our only FDA-approved product, our entire business will be materially adversely affected if we are unable to sell that product.

         Others have filed applications for, or have been issued, patents and may obtain additional patents and other proprietary rights competing with our products or processes. Although we do not presently know the scope and validity of these patents, if existing or future patents are upheld as valid by courts, we may be required to obtain licenses to use technology covered by these patents.

CONCENTRATION OF OUR OWNERSHIP

         As of October 31, 1998, Paramount Capital, Inc., through its affiliates, beneficially owns 19.9% of our outstanding common stock and Allen & Company Incorporated beneficially owned approximately 14.8% of our outstanding common stock. Individually or collectively, Paramount Capital, Inc. and Allen & Company Incorporated may be able to exert substantial influence over the outcome of matters requiring stockholder approval.

INSURANCE REIMBURSEMENT

         Successful commercialization of a new medical product, such as the Prosorba column or Cyplex, platelet alternative, depends on reimbursement by public and private health insurers to health care providers for use of such products. Such reimbursement may not be available due to a variety of factors, many of which could affect us as we commercialize use of the Prosorba column for rheumatoid arthritis and continue the development and commercialization of Cyplex, platelet alternative. We have generally been successful in assisting health care providers in arranging reimbursement for the use of the Prosorba column in the treatment of ITP. We cannot assure you, however, that public and private insurers will continue to reimburse us for the use of the Prosorba column in the treatment of ITP or in the treatment of any other disease indications approved by the FDA. In addition, we do not know whether health care providers will reimburse us for the use of Cyplex, platelet alternative.

PRODUCT LIABILITY FOR OUR PRODUCTS

         The use of the Prosorba column and, if approved for use by the FDA, Cyplex, platelet alternative, may result in adverse side effects to the end-users that could expose us to product liability claims. We currently hold product liability insurance of $15 million, which we believe is adequate in light of our business. However, we cannot predict all the possible harms or side effects that may result from treatment of patients with our products and therefore, we cannot assure you that the amount of coverage we currently hold will be adequate to protect us. We also cannot assure you that we will have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.

POSSIBLE VOLATILITY OF OUR STOCK PRICE

     Like other smaller-capitalization technology companies, our stock price has fluctuated significantly at times and is subject to a risk of ongoing volatility. The price of our shares may be adversely affected by our financial performance or the performance of our competitors, the market for technology company stocks, the market for small cap company stocks, general economic trends or other factors that we cannot predict or control.

     In addition, in connection with our acquisition of PRP, Inc. in November 1996, we must make a $5 million milestone payment to the former holders of equity securities of PRP, Inc. when there is a public announcement of an FDA approval letter relating to the use of Cyplex, platelet alternative, for the treatment of thrombocytopenia. We have the option to make that payment in cash or shares of our common stock. If we decide to make that payment in cash, a cash payment of $5 million might have a material adverse effect on our financial condition. If we decide to make that payment in common stock, the issuance of additional shares of common stock with a value of $5 million might have a significant impact on the market price of our common stock.

PART II

Item 1 - Legal Proceedings

         Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Item 2 - Change in Securities and Use of Proceeds

         (b) In September 1998, the Company designated 3,333,333 shares of the Company's authorized preferred stock as Series A convertible preferred stock, having liquidation preferences superior to the Company's shares of common stock.

         (c) In September 1998, the Company completed a private placement of 3,063,561 shares of the Company's Series A convertible preferred stock (the "Preferred Shares") at a price of $1.50 per share for an aggregate offering price of $4,595,341. Net proceeds (after deducting placement fees of approximately $113,000, and other related issuing costs of approximately $200,000) to the Company were $4,282,341. Each of the purchasers of the Preferred Shares was an "accredited investor" within the meaning of rule 501(a) promulgated under the Securities Act. The Company relied on the exemption provided by Section 4(2) under the Act.

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

                                            Cypress Bioscience, Inc.


      November 13, 1998                     /s/ Jay D. Kranzler
-------------------------------             ------------------------------------
           Date                             Jay D. Kranzler, M.D., Ph.D.
                                            Chief Executive Officer, Chief
                                            Scientific Officer and Chairman of
                                            the Board
                                            (Principal Executive Officer and
                                            Principal Financial Officer)