Form 10-K405
period 1998-12-31
CYPRESS BIOSCIENCE INC
filed 1999-03-31
CIK 716054

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                          Commission File No. 0-12943

                            CYPRESS BIOSCIENCE, INC.
             (Exact name of registrant as specified in its charter)
                                _______________

          DELAWARE                                        22-2389839
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                                 No.)

   4350 EXECUTIVE DRIVE, SUITE 325
        SAN DIEGO, CALIFORNIA                                 92121
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (619) 452-2323

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK $.02 PAR VALUE
                        COMMON STOCK PURCHASE WARRANTS
                     UNITS CONSISTING OF TWO (2) SHARES OF
            COMMON STOCK AND ONE (1) COMMON STOCK PURCHASE WARRANT
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]    NO  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 1, 1999 was $61,941,239.*

The number of shares outstanding of the Registrant's Common Stock as of March 1, 1999 was 41,552,750.

DOCUMENTS INCORPORATED BY REFERENCE:  None

______________________

* Calculated based on 20,222,409 shares of Common Stock held as of March 1, 1999 by nonaffiliates and a per share market price of $3.063. Excludes 21,330,341 shares of Common Stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at March 1, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                           CYPRESS BIOSCIENCE, INC.

                                   FORM 10-K

                                     INDEX

                                    PART I

                                                                            Page
                                                                            ----
ITEM 1   Business..........................................................    1
ITEM 2   Properties........................................................   15
ITEM 3   Legal Proceedings.................................................   15
ITEM 4   Submission Of Matters To a Vote of Security Holders...............   15

                                    PART II

ITEM 5   Market For The Company's Common Stock And Related Security Holder
         Matters...........................................................   16
ITEM 6   Selected Consolidated Financial Data..............................   17
ITEM 7   Management's Discussion And Analysis Of Financial Condition
         And Results Of Operations.........................................   18
ITEM 7A  Quantitative and Qualitative Disclosure About Market Risk.........   23
ITEM 8   Financial Statements And Supplementary Data.......................   23
ITEM 9   Changes In And Disagreements With Accountants On Accounting
         And Financial Disclosure..........................................   23

                                    PART III

ITEM 10  Directors And Executive Officers Of The Company...................   24
ITEM 11  Executive Compensation............................................   27
ITEM 12  Security Ownership Of Certain Beneficial Owners And Management....   33
ITEM 13  Certain Relationships And Related Transactions....................   34

                                    PART IV

ITEM 14  Exhibits, Financial Statement Schedules And Reports on Form 8-K...   36
         Signatures........................................................   40

                                       i.

                                     PART I

Item 1.  BUSINESS

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular, statements in this Annual Report about the Company's plans, strategies and prospects. These statements, which may include words such as "may," "will," "expect," "believe," "intend," "plan," "anticipate," "estimate," or similar words, are based on the Company's current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although the Company believes that its beliefs, expectations and assumptions reflected in these statements are reasonable, the Company's actual results and financial performance may prove to be very different from what the Company might have predicted on the date of this Annual Report. Some of the risks and uncertainties that might cause such differences are discussed below and others are discussed in the Company's Annual Report on Form 10-K under the heading "Risk Factors" beginning on page 13 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 22.

COMPANY OVERVIEW AND RECENT DEVELOPMENTS

     Cypress Bioscience, Inc. (the "Company") researches, develops, manufactures and markets medical devices and therapeutics for the treatment of certain types of immune system disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The Company's first product, the Prosorba(R) column, a medical device, treats a patient's defective immune system so that it can more effectively respond to certain diseases. The Company received marketing approval from the U.S. Food and Drug Administration ("FDA") in December 1987 to distribute the Prosorba column for the treatment of idiopathic thrombocytopenic purpura ("ITP"), an immune-mediated bleeding disorder. On March 16, 1999 the Company received marketing approval from the FDA to distribute the Prosorba column for the treatment of moderate to severe rheumatoid arthritis ("RA").

     In 1996, the Company initiated a Phase IV marketing study for the use of the Prosorba column in the treatment of ITP. However, the Company determined that continued investment in the ITP market was not the best use of its resources and terminated its ITP trial during the fourth quarter of 1997. The Company's current clinical efforts to expand the approved indications for the Prosorba column have been focused primarily on RA. In June 1996, the Company commenced a prospective, randomized, multi-center, double blind, controlled Phase III pivotal trial designed to confirm the findings of an earlier pilot study evaluating the use of the Prosorba column in the treatment of RA. In January 1998, the Company's Phase III clinical trial was stopped early due to the achievement of favorable safety and statistically significant efficacy results. Based on such results, the Company filed a Pre-Market Approval ("PMA") application for the Prosorba column for the treatment of RA with the FDA in July 1998.

     The Company appeared at a hearing before the FDA's Gastroenterology and Urology Device Advisory Panel (the "FDA Panel") on October 29, 1998. The FDA Panel recommended on that day to the FDA that the Prosorba column be approved for the treatment of moderate to severe RA, subject to certain requirements. On March 16, 1999, the Company received marketing approval for the Prosorba column subject to the requirement that the Company conduct a post-marketing trial for the treatment of RA with a combination of the Prosorba column and a disease modifying anti-rheumatic drug ("DMARD"). The Company's anticipated commercial launch in the United States for the Prosorba column for the RA indication is April 5, 1999.

     On March 26, 1999, the Company entered into a partnership with Fresenius Aktiengesellschaft ("Fresenius AG"), a provider of blood processing products, and Fresenius Hemotechnology, Inc. ("FHI"), a wholly-owned subsidiary of Fresenius AG (collectively, the "Fresenius Parties"), for the co-marketing and distribution of the Prosorba column in the United States and for the registration and distribution of the Prosorba column in Europe, Mexico, the Caribbean, Central America and South America. Subject to certain diligence obligations, Japan, Thailand, China, New Zealand, Hong Kong, South Korea, India and Canada also will be included in the territory. The partnership is based upon a sharing of responsibilities for the Prosorba column related activities and a sharing of profits from the sale of the Prosorba column in the U.S. territory and separately in the non-U.S. territory. Pursuant to the Asset Purchase Option Agreement, FHI also received an option, until the end of the year 2000, to purchase the Company's manufacturing facilities in Redmond, Washington (the "Option"). In connection with the Option, Fresenius AG agreed to extend a revolving line of credit to the Company in an amount equal to the purchase price of the leasehold interest and non-inventory assets, the fair market value of inventory on hand and as built and the cost of approved capital expenditures for the manufacturing facility which is located in Redmond, Washington (the "Redmond Facility"). The outstanding line of credit is evidenced by a promissory note and the balance under the promissory note becomes payable on the earlier of (i) the date on which FHI exercises the Option or (ii) the expiration of the Option (in which event the promissory note is payable through the issuance of a new three-year interest-bearing amortizing note). The total amount due under the promissory note may be offset against the purchase price of the assets which includes, among other items, the aggregate amount advanced by Fresenius AG under the line of credit for capital expenditures at the Redmond facilities. On March 26, 1999, the Company entered into a promissory note and received approximately $4.1 million in proceeds.

     In addition, on March 26, 1999 Fresenius AG purchased 297,530 shares of the Company's common stock for approximately $1.0 million or $3.361 per share and purchased for $500,000 a three-year warrant to purchase 342,466 shares of common stock for $7.50 per share. The Company also has called for redemption on March 18, 1999 warrants to purchase approximately 2.7 million shares of common stock at a price of $2.00 per share. The Company expects to receive net proceeds of approximately $5.4 million from the exercise of the warrants.

     The Company is also developing Cyplex(TM), a platelet alternative, previously known as Infusible Platelet Membranes ("IPM") as an alternative to traditional platelet transfusions. The Company initiated a double-blinded Phase II controlled clinical trial of Cyplex(TM) as an alternative to traditional platelet transfusions in March 1998 which the Company terminated in September 1998.

The Prosorba(R) Column
----------------------

     The Company's Prosorba column is a therapeutic, extracorporeal immunoadsorption device which removes circulating immune complexes ("CICs") and immunoglobulin G ("IgG") from a patient's plasma in a procedure that takes place in an extracorporeal loop (i.e., outside the body) and returns all the other necessary plasma components back to the patient. During the Prosorba column therapy, blood is drawn from one arm of the patient, plasma and blood cells are separated, the plasma is filtered through the Prosorba column to remove unwanted CICs and IgG, then combined with the red blood cells and returned to the patient's other arm. The Prosorba column therapy is usually administered on an outpatient basis. The Company received marketing approval from the FDA in December 1987 to distribute the Prosorba column for the treatment of ITP, an immune-mediated bleeding disorder and in March 1999 to distribute the Prosorba column for the treatment of moderate to severe RA.

     The Prosorba column treats a defective immune system by modulating the immune system to respond more effectively. The modulation can result in the clearance of antigens or control of an autoimmune disease. The Company believes that the Prosorba column treats a dysfunctional immune system response rather than treating the disease itself. The Company is providing financial support for an extramural program with leading academic laboratories to study the mechanisms of action of the Prosorba column.

     The Prosorba column is a plastic cylinder measuring three inches in diameter and three and one half inches in height. The cylinder contains a solid binding matrix composed of protein A bound to dry silica (sand) granules. Protein A, a molecule produced by the fermentation of a bacterium, specifically binds to both CICs and IgG, with preference for CICs. The FDA considers the Prosorba column to be a medical device. A patient is treated with the Prosorba column once a week for 12 weeks. The treatment process is similar to dialysis. The patients blood is slowly removed, the plasma is separated and treated with the Prosorba column. The treated plasma and blood is then retransfused into the body.

     The Company believes that key factors in its commercial performance will be its ability to commercially launch the Prosorba column in the RA market and achieve significant market penetration, and reimbursement coverage from private and public insurance plans.

Rheumatoid Arthritis
--------------------

     RA is a potentially crippling autoimmune disease that in 1997 was estimated to affect approximately 2.5 million people in the United States and approximately 3.5 million people in Europe and Japan. In RA, the body's immune system inappropriately makes antibodies, called rheumatoid factors, that collect in the joints and surrounding soft tissue causing inflammation and tissue damage. Joints, typically those in the hand, become painful and swollen, lose movement, and become deformed. These individuals not only suffer a significantly reduced quality of life, but also a shortened life expectancy.

     In September 1995, the Company announced the results of its 15 patient pilot clinical trial that used the Prosorba column for therapy in RA. The results showed a statistically significant 76% reduction in painful joints and a 70% reduction in swollen joints in 11 patients three months after completing treatment with the Prosorba column. The Company believes that these findings confirm the potential utility of the Prosorba column in treating RA reported by an earlier independent study published in the JOURNAL OF RHEUMATOLOGY in May 1994.

     In 1996, the Company began providing financial support to several leading research facilities in the form of grants and contractual support to further efforts in studying the mechanism of action of the Prosorba column in the treatment of RA. For the years ended December 31, 1998 and 1997, the amounts of financial support provided by the Company were approximately $152,000 and $148,000, respectively.

     In June 1996, the Company commenced a prospective, randomized, multi-center, double blind, sham controlled Phase III pivotal trial designed to confirm the findings of the pilot study in a larger group of patients. The patients were randomly entered into two treatment groups with approximately half of the patients treated with the Prosorba column and the other half of the patients with a placebo treatment.

     In January 1998, the Company announced that an independent Data Safety and Monitoring Board ("DSMB") recommended the early cessation of the Company's Phase III clinical trial evaluating the use of the Prosorba column in the treatment of RA. The recommendation to end enrollment in the Phase III trial was based on the achievement of favorable safety and statistically significant efficacy results. In July 1998, the Company filed a PMA application for submission to the FDA requesting new labeling for the Prosorba column to incorporate the RA indication. The Company appeared at a hearing before the FDA's Panel on October 29, 1998. The FDA Panel recommended on that day to the FDA that the Prosorba column be approved for the treatment of moderate to severe RA, subject to certain requirements. On March 16, 1999, the Company received marketing approval for the Prosorba Column for use in the treatment of moderate to severe RA. A condition of approval of the Prosorba column by the FDA was that Cypress agree to conduct a Phase IV study of the Prosorba column used with concomitant methotrexate therapy. Phase IV trials are post-marketing studies in order to gather additional data concerning the product's performance after commercial sales begin. In this case, Cypress will study the safety and effectiveness of the Prosorba column in patients who continue to take a common rheumatoid arthritis medication, methotrexate.

Cyplex(TM) (Infusible Platelet Membranes), A Platelet Alternative
-----------------------------------------------------------------

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

Treatment of Thrombocytopenia
-----------------------------

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

     Thrombocytopenia is currently treated with transfusion of human platelets. In 1992, sales of platelets to hospitals for this purpose were about $1.3 billion worldwide, including approximately $550 million in the U.S. The Company estimates that associated costs with platelet transfusions, including filters, HLA cross matching and donor recruitment add another approximately $200 million in the U.S. Platelet usage in the U.S. grew at an average annual rate of about 5% to 7% since 1987, and the Company expects this growth to continue for at least the next several years. Cyplex(TM) has the potential to replace a major fraction of platelet transfusions for thrombocytopenia.

     Platelet transfusion is generally an effective therapy, but it has a number of significant drawbacks. Cyplex(TM)'s characteristics allow it to overcome a majority of the disadvantages of platelet transfusion, as summarized in the table below:

------------------------------------------------------------------------------
Human Platelets            Cyplex(TM) Benefits     Cyplex(TM) Economic Impact
------------------------------------------------------------------------------
Can transmit viruses       Viral Inactivation      Increased safety, reduced
                                                    liability and testing
                                                    costs
Patients frequently        Does not induce         Reduced hospitalization,
 become alloimmunized*      alloimmunization        no platelet typing,
                                                    improved outcomes
Platelets do not           Cyplex(TM) controls     Reduced morbidity and
 control bleeding           bleeding in many        mortality
 in some patients           of these patients
Shelf life of              Shelf life greater      Reduced loss from out-
 3 to 5 days                than one year           dating, emergency
                                                    availability, improved
                                                    logistics and reduced
                                                    infrastructure
Must be agitated           Vial in refrigerator    Reduced storage costs
 constantly
------------------------------------------------------------------------------
*Alloimmunization is the process whereby the body develops antibodies to platelets that cause later transfusions to be ineffective.

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

Potential Follow-on Indications
-------------------------------

     The Company believes that Cyplex(TM) may also be useful as an adjunct to cardiac surgery or angioplasty. Of the nearly 800,000 patients who currently undergo angioplasty to open blocked arteries worldwide each year, approximately 30% to 45% will suffer postangioplasty restenosis. A key factor in the development of restenosis is exposure of smooth muscle proliferation in the artery walls to platelet derived growth factor ("PDGF") causing smooth muscle proliferation. This happens when the patient's platelets adhere to injuries in the artery walls that are always produced as a side effect of the angioplasty procedure. After adhesion, the platelets become activated, release their interior components, including PDGF and various coagulation-inducing factors. If platelets can be prevented from adhering to these injured areas, they will not become activated and thus not release PDGF, and, therefore, will not contribute to restenosis. Both animal and in-vitro work at the Company have shown that Cyplex(TM) binds to arterial lesions and thereby reduces platelet adhesion. Work at the Company and elsewhere has shown that Cyplex(TM) can also carry anti-platelet agents to the lesions and, in principle, concentrate activity of those agents to further reduce platelet adhesion.

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

MARKETING AND SALES

     Prior to 1994, the Prosorba column was sold by the Company's internal sales force to physicians in the fields of immunology, hematology and oncology. In April 1994, Baxter assumed sales and marketing responsibilities under a 10-year exclusive distribution agreement, granting distribution rights of the Prosorba column in the United States and Canada for the treatment of ITP. Effective May 1, 1996, the Company and Baxter terminated the exclusive distribution agreement, and the Company regained marketing rights. In August 1996, the Company established an internal sales and marketing program. The program included hiring a domestic sales force of approximately six representatives as well as initiating marketing efforts including medical education, direct mail, trade show participation and limited journal advertising.

     In the latter part of 1996, the Company launched a controlled clinical study evaluating the efficacy of the Prosorba column in ITP. This was the first prospective and controlled study of the device in its approved indication and was designed to confirm observations from 10 years of historical use. Increased competition for patients from other ITP studies caused enrollment to be below expectations. The increased competition and low enrollment caused the Company to re-evaluate its ability to complete the study in a timely and cost effective manner. In light of more promising opportunities in the RA market, the Company determined that continued investment in the ITP market was not the best use of its resources.

     As of March 26, 1999, the Company will market the Prosorba column in both RA and ITP indications with the Fresenius Parties. The Company and the Fresenius Parties will have the joint responsibility to co-market the Prosorba column in the U.S. The Company will take the lead in marketing the Prosorba column to rheumatologists who will prescribe the Prosorba column for RA treatment (the Company's present marketing strategy) and the Fresenius Parties will be responsible for introducing the Prosorba column to providers such as renal dialysis centers and other apheresis providers that can perform the treatment using the Prosorba column (a marketing strategy that the Company has not yet employed). Effective January 4, 1999, the Company increased its direct sales force from 3 to 17 and the Company anticipates that it may have to increase its direct sales staff as sales grow. The Fresenius Parties have exclusive distribution rights and responsibility for clinical trial and regulatory registration outside the United States. The agreement includes a 50/50 profit split in the territories other than the U.S. The profit sharing is 50/50 in the U.S. until the Prosorba column revenue reaches a pre-determined sales threshold within a contract year, after which time the Company will receive 60% of the profits for such contract year and the Fresenius Parties will receive 40%. In addition, the Company is entitled to receive up to $54 million in license payments upon the achievement of certain cumulative net sales of the Prosorba column (subject to conditions relating to the timing of such payments). In the United States, the license payments are payable in some cases in cash and in others in equity investments by Fresenius at market prices, and in the non-U.S. territory, the license payments are payable in cash.

     The agreement defines profits as net sales of the Prosorba column (and in the United States only, net sales of Fresenius disposables) less the following deductions in order (i) cost of goods sold (as defined in the agreement without any markup for corporate allocations of overhead and without any profit margin),
(ii) royalties payable to third parties, (iii) the cost of clinical trials and research and development approved by the steering committee (which will include the costs of the mandatory Phase IV trial in the U.S.) and (iv) sales and marketing expense of up to 20% of net sales for the applicable period (with 15% allocated to the Company in the U.S. and 5% to the FHI and 20% allocated to Fresenius in the non-U.S. territories). The U.S. and the non-U.S. territories are each separate profit sharing centers. During the first two years of the partnership, the Company expects to spend up to $9 million in sales and marketing expenses in excess of the 15% of net sales allocated to the Company due to the product launch costs. If net sales during the first two years are higher than expected, the Company may be able to recover all or a portion of its unreimbursed sales and marketing expenses pursuant to the agreement. The Company also is responsible for paying for any operating losses of the manufacturing facility that are incurred during calendar year 1999, prior to Fresenius' exercise of the option.

     Generally, in the United States the cost of treatment for ITP using the Prosorba column has been reimbursed by third-party payors. The Company anticipates that the cost of treatment for RA using the Prosorba column will be reimbursed by third-party payors, although the process for obtaining reimbursement from government and private payors may take a year or more. Under the partnership with the Fresenius Parties, the Company has the lead responsibility in the United States for arranging for third-party reimbursement.

     No customer represented more than 10% of the Company's annual sales during the years ended December 31, 1997 and 1996, respectively. For the years ended December 31, 1995 and 1994, sales to Baxter represented approximately 91% and 70%, respectively, of the Company's sales.

     Sale of the Prosorba column is not subject to seasonal fluctuation.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

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

The Prosorba Column
-------------------

     The Company presently owns ten issued U.S. patents and two international patents (excluding patents relating to the area of platelet therapeutics) which expire during 2004 to 2015. The process used in manufacturing the Prosorba column is covered by several of these patents. Pursuant to the License and Distribution Agreement, the Company has granted to the Fresenius Parties an exclusive license under certain patents related to the Prosorba column to manufacture, use and distribute the Prosorba column in the territory for use in the treatment of ITP, RA and any other indications that are approved by the FDA. See "-- Company Overview" and "-- Marketing and Sales". Certain patents cover the use of the Prosorba column in the treatment of ITP and RA. U.S. and international applications are pending.

     The Company also owns the registered trademark Prosorba(R) in the United States and other jurisdictions. The Company expects that the value of its trademark will increase with sales of the Prosorba column for RA. The Company intends to enforce its trademarks and brand names.

Cyplex(TM) (Infusible Platelet Membranes), A Platelet Alternative
-----------------------------------------------------------------

     The Company presently owns seven issued U.S. patents and three pending U.S. patent applications relating to the area of platelet therapeutics. Certain international patent applications corresponding to the issued U.S. patents have been filed. To date, four foreign patents have been issued while others are still pending in countries or jurisdictions outside the U.S. These patents and those that might be issued on the pending patent applications are scheduled to expire during 2010 to 2015.

General
-------

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

     The Company has nonexclusive licenses to certain third-party patents relating to the Prosorba column for which the Company pays royalties based upon the Prosorba column sales. These licenses have been sublicensed to the Fresenius parties.

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

     The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted New Drug Application ("NDA") or Product License Application ("PLA"). Similar delays may also be encountered in foreign countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and the facilities in which the product is manufactured are subject to continual review and periodic inspections. Late discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

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

The Prosorba Column
-------------------

     The Prosorba column is regulated by the FDA as a Class III medical device. The regulatory approval of a Class III medical device in the United States intended for therapeutic use in humans involves many steps including pre-clinical and clinical testing. Pre-clinical evaluation of a Class III device includes testing to demonstrate that in clinical studies with human subjects the product would not present an unreasonable hazard. Pre-clinical and clinical evaluation of the Prosorba column was conducted as part of the approval process for treatment of patients with ITP.

     For each additional disease that the Company wants to treat with the Prosorba column, clinical testing must be conducted. Before such clinical testing can begin, an Investigational Device Exemption ("IDE") application must be prepared and filed with the FDA. This application consists of (i) information on the composition of the product, (ii) manufacturing data, (iii) results of all pre-clinical safety and effectiveness studies, and (iv) a design of the study and protocol.

     The clinical testing of a device may consist of a preliminary feasibility study leading to a larger study of safety and effectiveness, or it may consist of only the larger safety and effectiveness study. Upon completion of the study and compilation of the data, a PMA application can be filed. The FDA is required to respond to the PMA submission within 180 days, although the FDA may not and often does not adhere to this schedule and further review may take additional time. After the FDA completes its review of the PMA application, the clinical study data may be reviewed by an advisory panel of medical experts who are not part of the FDA. The applicant is required to answer questions posed by this panel. Based upon its review of the data, the advisory panel may make a recommendation of approval or nonapproval to the FDA. The FDA usually follows the recommendation of the panel but is not required to. Assuming the advisory panel recommends approval of the PMA, the FDA may approve the application and the product may then be commercially distributed. The FDA approval process is lengthy and expensive and there can be no assurance that FDA approval will be received for any particular product on a timely basis, if at all. The manufacture and distribution of medical devices are subject to continuing FDA regulation. In addition to the requirement that the device be marketed only for its approved uses, applicable law requires compliance with the FDA's Good Manufacturing Practices ("GMP") regulations. Failure to comply with the GMP regulations or with other applicable legal requirements can lead to federal seizure of violating products, injunctive actions brought by the federal government, and potential criminal liability on the part of the Company and of the officers and employees of the Company who are responsible for the activities that lead to the violations.

     Although the Company has received marketing approval from the FDA for the treatment of ITP and RA with the Prosorba column, there can be no assurance that any marketing clearances for other diseases or products will be granted on a timely basis, or at all, or that it will be economically feasible to commercialize the Prosorba column for these other diseases. The FDA may also require post-marketing testing and surveillance programs to monitor the effectiveness and safety of the Company's products. As a condition to the approval of the PMA for the treatment of moderate to severe RA, the Company has agreed to perform a post-market approval Phase IV clinical trial to determine the safety and effectiveness of a combination treatment of RA with the Prosorba column and methotrexate, a DMARD.

     In addition to the mandatory Phase IV clinical trial, the Company, subject to Steering Committee approval, may elect to conduct additional trials on the use of the Prosorba column following the failure of other RA drugs or treatments in order to enhance marketability of the Prosorba column. While the Company expects that the clinical trial data will enhance marketability of the Prosorba column, the results of clinical trials are unpredictable and could adversely affect FDA approval of the Prosorba column, product labeling, potential sales of the Prosorba column and/or withdrawal of FDA approval and thereby adversely affect the financial results, financial condition and prospects of the Company.

     Product marketing approvals may be withdrawn for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing.

     The Prosorba column is commercially distributed for use in the treatment of ITP under a PMA that was approved by the FDA in 1987 and for the treatment of moderate to severe RA under a PMA that was approved by the FDA in March 1999. Changes to the product and its manufacturing process, and certain types of labeling changes must be approved by the FDA prior to implementation. The Company completed and received approval for a supplement to the PMA in connection with the treatment of ITP with the FDA for the consolidation of its manufacturing facilities into one site in April 1997. There can be no assurance that any future supplements will be approved by the FDA.

     Fresenius AG will be responsible for obtaining CE approval for the Prosorba column in Europe and obtaining any other registrations or regulatory approvals in the territory outside the United States. The Company expects that Fresenius AG will obtain the European CE approval within the next one to two years.

Cyplex(TM) (Infusible Platelet Membranes), A Platelet Alternative
-----------------------------------------------------------------

     Cyplex(TM) is regulated by the FDA as a biologic. The steps required before a biologic may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an application for an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may commence in the United States, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the biologic, (iv) the submission of a PLA to the FDA and (v) the FDA approval of the PLA prior to any commercial sale or shipment of the biologic. In addition to obtaining FDA approval for each product, each domestic biologic manufacturing establishment must be registered with, and approved by, the FDA.

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

COMPETITION

The Prosorba Column
-------------------

     The Prosorba column, as well as other products which may be developed by the Company in the future, are intended to compete with conventional methods of treatment which generally consist of surgery, drug, or radiation therapy and which have been accepted by the medical community as classical treatment methods. In addition, the Company intends to compete with methods of treatment focusing on the artificial stimulation and/or modification of the human immune system by material or synthetic drugs or genetically engineered compounds, which are being pursued by numerous biotechnology medical companies and research institutions, including a recombinant protein based drug that is believed to block tumor necrosis factor and relieve inflammation associated with RA that was recently approved by the FDA. Many of the Company's current and potential competitors have significantly greater resources than the Company. The Prosorba column, represents a different approach to the treatment of immune-related diseases inasmuch as they focus on the removal of CIC's that are suppressive to the body's immune system. The Company is aware of a select number of other companies which are known to be pursuing approaches to disease treatment similar to the Company's methodology. In addition, it is always possible that established companies and research institutions with greater resources may develop other treatment methods for both ITP and RA.

     The Company believes that its success will depend primarily on, among other things, the market acceptance of its therapeutic approach, its scientific expertise, the Prosorba column's performance measured against competing products, adequate funding, the outcome of Phase IV clinical trials, and on its ability to develop, protect, and market products in the future. The Company's competitive success will also depend on its continued ability to attract and retain skilled and experienced personnel, to develop and secure the rights to advanced proprietary technology and to commercially exploit its technology prior to the development of competitive products by others.

Cyplex(TM) (Infusible Platelet Membranes), A Platelet Alternative
-----------------------------------------------------------------

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

MANUFACTURING AND SUPPLY

     The Company believes that raw materials and other components are available in sufficient quantities to meet production requirements for the Prosorba column. The Company's principal manufacturing operations for its Prosorba column are based in Redmond, Washington at the Redmond Facility. The Company recently added an additional 21,000 square feet to its Redmond Facility in anticipation of scaling up its production of the Prosorba column to meet the expected increase in Prosorba column sales. The Company expects to make substantial capital investments in connection with the scale-up, including the replacement of existing equipment and other process improvements. The Company has granted to FHI a two-year option to purchase the leasehold title and other manufacturing assets of the Redmond Facility. If FHI exercises its option, the Company will no longer have a facility to manufacture the Prosorba column. However, the Fresenius Parties have agreed to supply the Company with the Prosorba column for its clinical trial needs and for sales outside the territory for as long as the Company requires and will do so on favorable terms to the Company.

     The Company has retained all rights to Cyplex(TM) and its Cyplex(TM)- related manufacturing and research and development equipment. If FHI acquires the Redmond Facility, the Company will not have a facility in which to produce Cyplex(TM). The Company believes it currently has adequate supplies of Cyplex(TM) to conduct ongoing clinical trials and does not anticipate having to replace the Cyplex(TM) manufacturing capability during the next 12 months. However, the Company may have to rely on contract manufacturing or purchase or build a new manufacturing facility in the future to meet its Cyplex(TM) supply needs.

     Upon termination of the Fresenius partnership for any reason other than the Company's breach, the Fresenius Parties have a continuing obligation to supply the Prosorba column to the Company, subject to a termination right that requires 36 prior months prior notice and the payment of substantial amounts to enable the Company to resume manufacturing the Prosorba column.

     The Company has single sources of supply for certain components but believes it could obtain alternate sources of supplies if its current suppliers were unable to provide the Company with adequate quantities of such components. There can be no assurance that the Company will resume the production of Cyplex(TM) on a timely basis, or that it will have an adequate supply of Cyplex(TM) to complete its Phase II clinical trial. Further, there is no assurance that if FHI acquires the Redmond Facility, the Company would be able to resume manufacturing the Prosorba column in a timely manner.

EMPLOYEES

     As of March 1, 1999, the Company employed approximately 56 full-time employees, including 21 employed in sales and marketing, 20 employed in manufacturing, 6 employed in research and development, and 9 employed as administrative and support staff. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

                                  RISK FACTORS

Commercial Launch of the Prosorba Column for the Rheumatoid Arthritis Indication
--------------------------------------------------------------------------------

     Since we have recently received FDA approval for the use of the Prosorba column for the treatment of moderate to severe RA, we are planning the commercial launch of the Prosorba column in the RA market. We have spent considerable time and expense in obtaining FDA approval for the RA indication. Pursuant to our agreement with the Fresenius Parties, we must incur significant additional expense and assume most of the risk associated with the market launch and ongoing sales and marketing of the Prosorba column in the United States and we must share any profits (as defined in our agreement). The success of our product launch will depend upon, among other things, acceptance of the product by leading physicians and medical groups, availability and convenience of treatment centers, availability of insurance reimbursement, effectiveness of our and the Fresenius Parties' marketing strategy and competition. We cannot assure you that the commercial launch of the Prosorba column will be successful and achieve sales levels that enable us to become a profitable company in the future.

Insurance Reimbursement
-----------------------

     Successful commercialization of a new medical product, such as the Prosorba column for the RA indication or Cyplex(TM), platelet alternative, depends on reimbursement by public and private health insurers to health care providers for use of such products. Such reimbursement may not be available due to a variety of factors, many of which could affect us as we commercialize use of the Prosorba column for RA and continue the development and commercialization of Cyplex(TM), platelet alternative. We have generally been successful in assisting health care providers in arranging reimbursement for the use of the Prosorba column in the treatment of ITP. We cannot assure you, however, that public and private insurers will agree to reimbursement of the use of the Prosorba column for RA indications or the Prosorba treatment on a basis that bundles the column and treatment costs of dialysis and other apheresis centers. We expect that it may take several years to gain favorable reimbursement status from managed care and other private third-party payors. The ability to obtain reimbursement may also depend on the data from the Phase IV clinical trials or in the treatment of any other disease indications approved by the FDA. In addition, we do not know whether health care providers will reimburse us for the use of Cyplex(TM), platelet alternative.

Our Sales Force
---------------

     We recently hired thirteen new sales representatives for the commercial launch of the Prosorba column for the treatment of RA. To date, our sales force has made commercial sales of the Prosorba column only for use in the treatment of ITP. Our sales force, including our recent new hires for the commercial launch, have had no experience in marketing the Prosorba column for use in the treatment of disease indications other than ITP, and there can be no assurance that, the Company's sales force will be successful in marketing the Prosorba column for RA or any other such use. The Company's marketing strategy depends in part on gaining medical association support and the support of leading opinion leaders in the rheumatology community. There is no assurance that our sales force will succeed in gaining this acceptance. Any such failure to successfully market the Prosorba column for RA, or any other disease indications other than ITP could have a material adverse effect on our business.

     In addition, there can be no assurance that our sales force will be successful in marketing Cyplex(TM) or any other products we may develop, if and when we receive FDA approval for and we are able to commercialize for sale any such products. Any such failure to receive FDA approvals or otherwise successfully market our products could have a material adverse effect on our business.

Competitive Environment; Technological Change; Effectiveness of Products
------------------------------------------------------------------------

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

     The immunological therapy market is characterized by rapid technological change and potential introductions of new products or therapies. To respond to these changes, we may be required to develop or purchase new products to protect our technology from obsolescence. We may not be able to develop or obtain such products. Even if we develop or obtain new products, such products may not be commercially viable. In addition, we cannot assure you that our Prosorba column will prove effective in the treatment of RA or that Cyplex(TM), platelet alternative, if approved for sale by the FDA, will be an effective alternative to traditional platelet therapy. If the Prosorba column fails to be effective in the treatment of RA or if Cyplex(TM), platelet alternative, fails to be an effective alternative to traditional platelet therapy, our entire business will be materially adversely affected.

Need for Additional Capital
---------------------------

     As part of the Fresenius transaction, we recently received gross proceeds of $1.0 million from the sale of our common stock, $500,000 from the issuance of a warrant to purchase 342,466 shares at an exercise price of $7.50 per share, and approximately $4.1 million under a revolving line of credit. We expect to receive approximately $5.4 million in net proceeds from the exercise of approximately 2.7 million in outstanding warrants assuming all holders exercise their warrants. The outstanding publicly traded warrants priced at $2.00 per share will be redeemed on April 19, 1999 for all holders who fail to exercise their warrants on or prior to 5:00 p.m. (New York time) on April 12, 1999. As a result of these fundraising activities, we believe we have adequate working capital to fund the commercial launch of the Prosorba column for the RA indication, and to develop new and complete existing research. However, depending upon product sales volumes and other factors during the next 12 months, we may need to raise additional capital to complete the Prosorba column launch and the expenses not being covered through the Fresenius partnership. In addition, if we decide to continue the development of products other than the Prosorba column and Cyplex(TM), platelet alternative, we will be required to raise additional capital. The amount of capital we will require is difficult to predict, and we cannot assure you that we will be able to raise any additional capital from any source. If we are unable to obtain additional financing, we may have to scale back our marketing expenses on the Prosorba column for the RA indication and delay, scale back or eliminate some or all of our research and development activities. In addition, we may be required to license to third parties technologies that we would otherwise seek to develop ourselves, to seek financing at potentially higher costs to us or to seek additional methods of financing. These results may have a detrimental effect on our financial condition and could prevent us from realizing our long-term goals.

History of Operating Losses
---------------------------

     We are operating at a loss and have been operating at a loss since our formation in October 1981. As of December 31, 1998, we had an accumulated deficit of approximately $80.0 million. Our ability to become profitable depends upon our ability to launch the Prosorba column in the United States for the treatment of RA and the ability of the Fresenius Parties to market the Prosorba column in the United States and outside the United States to apheresis providers. Under the profit sharing arrangement with Fresenius AG, we expect to have to invest a substantial amount of additional working capital during the first two years and do not expect to be profitable unless we succeed in achieving expected Prosorba sales volumes and rates of sales growth we will not become profitable.

FDA Approval and Regulations
----------------------------

     As a condition to the FDA's approval of our PMA for the Prosorba column for the treatment of RA, we are obligated to conduct a Phase IV clinical trail on the use of the Prosorba column in combination with a DMARD. We are in the process of finalizing the protocol for the Phase IV trial which we expect will require a significant number of clinical trail patients and take approximately 2 to 4 years to complete (depending upon the number of patients and enrollment rates). The Phase IV trials costs are shared with the Freeness Parties through the profit sharing mechanism but will reduce profits. In addition, outcome of the Phase IV trials could adversely affect our FDA approval of the Prosorba column for the RA indication, including changes to our product labeling, potential sales of the Prosorba column and/or withdrawal of FDA approval.

Uncertainty of Health Care Reform
---------------------------------

     There are widespread efforts to control health care costs in the U.S. and worldwide. Various federal and state legislative initiatives regarding health care reform and similar issues continue to be at the forefront of social and political discussion. These trends may lead third-party payors to decline or limit reimbursement for the Company's product, which could negatively impact the pricing and profitability of, or demand for, our product. We believe that government and private efforts to contain or reduce health care costs are likely to continue. There can be no assurance concerning the likelihood that any such legislative or regulatory initiative will be enacted, or market reform initiated, or that, if enacted such reform or initiative will not result in a material adverse impact on the business, financial condition or results of operations of the Company.

Uncertainty of Patent Protection and Claims to Technology
---------------------------------------------------------

     As a policy, we seek to protect our proprietary technology and inventions which are used in the Prosorba column and Cyplex(TM), platelet alternative, through patents, trade secret law and other legal protections. We may, however, incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could result in significant expense to us and diversion of our management resources, which in turn could have an adverse effect on our financial performance. The process used in manufacturing the Prosorba column is covered by one of various patents that we hold; however, we cannot assure you that this patent will afford significant protection of our proprietary technology. We also could be forced to modify or abandon the Prosorba column or Cyplex(TM), platelet alternative, based upon our assessment of intellectual property risks or actual or threatened claims by others. Since the Prosorba column is our only FDA approved product, our entire business will be materially adversely affected if we are unable to sell that product.

     Others have filed applications for, or have been issued, patents and may obtain additional patents and other proprietary rights competing with our products or processes. Although we do not presently know the scope and validity of these patents, if existing or future patents are upheld as valid by courts, we may be required to obtain licenses to use technology covered by these patents.

Product Liability
-----------------

     The use of the Prosorba column and, if approved for use by the FDA, Cyplex(TM), platelet alternative, may result in adverse side effects to the end-users that could expose us to product liability claims. We currently hold product liability insurance of $15 million, which we believe is adequate in light of our business. However, we cannot predict all the possible harms or side effects that may result from treatment of patients with our products and therefore, we cannot assure you that the amount of coverage we currently hold will be adequate to protect us. We also cannot assure you that we will have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.

Hazardous Material
------------------

     Our research and development programs involve the controlled use of biohazardous materials such as viruses, and may include the use of the HIV virus that causes AIDS. Although we believe that our safety procedures for handling such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources.

Limitation of Net Operating Loss Carryforwards
----------------------------------------------

     Our sales of common stock in September 1991 and October 1997 caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable. This limitation will allow us to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes. Based upon the limitations of Section 382, we may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any. To the extent not utilized by us, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire. All unused net operating losses will expire 15 years after any year in which they were generated. The years in which such expiration will take place range from 1999 to 2012.

Item 2.  PROPERTIES

     The Company currently occupies approximately 8,000 square feet of leased office space in San Diego, California. The San Diego facility houses the Company's executive and administrative offices.

     The Company recently entered into a sublease in February 1999 for 21,000 square feet for a manufacturing facility in Redmond under a lease expiring in May 2005. The Company entered into such lease in order to expand its manufacturing operations.

     The Company leases an additional 6,916 square feet for its manufacturing facility in Redmond under a lease expiring in 2004. The facility has historically been used to produce commercial quantities of both protein A and the chemically coated silica matrix used in the manufacture of the Prosorba column. The Redmond Facility received FDA GMP approval in April 1997 and recently passed a subsequent GMP inspection in March 1998.

     The Fresenius Parties were granted a two-year option to purchase the leasehold title to both of the Company's manufacturing facilities in Redmond, Washington and all related assets. See "Business-Company Overview and Recent Developments."

     The Company believes that its property and equipment are generally well maintained and in good operating condition. The Company believes that the manufacturing facility, with its new expanded space, is adequate in size to meet the commercial production needs for the Prosorba column. The Company expects that it or the Fresenius Parties, if the Fresenius Parties exercises its purchase option, will incur significant capital expenditures in connection with scaling up the facility for higher production volumes. The Company believes, based upon discussions with the Fresenius Parties, that the Fresenius Parties will elect to purchase the facility during the next 12 months. The Company's existing facilities are in compliance with appropriate regulatory standards.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information called for by this Item 4 was published in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 and is incorporated herein by reference.

                                    PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

     The Company's common stock is traded on the over-the-counter market on the NASDAQ SmallCap Market under the symbol "CYPB". Prior to May 21, 1996 the Company's common stock was traded on the NASDAQ SmallCap Market under the symbol "IMRE". Set forth below are the high and low sales prices for the Company's common stock for the first quarter of 1999 (through March 1, 1999) and each quarter of 1998 and 1997 as reported by the NASDAQ Stock Market, Inc.

                                                Price Range of Common Stock
                                              --------------------------------
                                              High                         LOW
                                              ----                         ---
YEAR ENDED DECEMBER 31, 1999:
 First Quarter (through March 1, 1999)....    $3.97                        $2.31

YEAR ENDED DECEMBER 31, 1998:
 First Quarter............................    $3.81                        $1.28
 Second Quarter...........................     3.69                         2.56
 Third Quarter............................     3.00                         1.44
 Fourth Quarter...........................     3.25                         2.19

YEAR ENDED DECEMBER 31, 1997
 First Quarter............................    $2.06                        $1.50
 Second Quarter...........................     2.56                         1.18
 Third Quarter............................     2.63                         1.50
 Fourth Quarter...........................     1.97                         1.15

     The above quotations are interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 1, 1999, there were approximately 943 holders of record of the Common Stock of the Company. The Company has never paid cash dividends on its common stock and does not anticipate any being paid in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

     In September 1998, the Company completed a private placement of 3,063,561 shares of the Company's Series A convertible preferred stock (the "Preferred Shares") at a price of $1.50 per share for an aggregate offering price of approximately $4.6 million. Net proceeds (after deducting placement fees of approximately $113,000, and other related expenses of approximately $152,000) to the Company were approximately $4.3 million. Each of the purchasers of the Preferred Shares was an "accredited investor" within the meaning of rule 501(a) promulgated under the Securities Act. The Company relied on the exemption provided by Section 4(2) under the Act.

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

                                                                            YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------------------
                                                1998              1997               1996               1995              1994
                                            ------------      ------------        ------------       -----------       ------------
CONSOLIDATED STATEMENT OF OPERATIONS
 DATA:
Results of Operations:
   Product sales                            $  2,374,970       $ 2,970,342        $  1,967,976       $ 1,104,224        $ 4,918,126
   Grant income                                  308,470           325,316                   -                 -                  -
   Revenue under distribution
     agreement                                         -                 -                   -         3,000,000                  -
                                            ------------       -----------        ------------       -----------        -----------
                                               2,683,440         3,295,658           1,967,976         4,104,224          4,918,126
Costs and expenses:
   Production costs                            2,113,781         1,772,681           1,482,563         2,041,422          2,571,168
   Sales and marketing                         2,378,443         1,292,942             794,356           819,907          3,550,037
   Research and development                    4,290,727         6,707,557           4,002,968         3,219,324          2,107,694
   General and administrative                  3,345,241         2,803,079           4,649,298         2,626,817          2,694,489
   Acquired in-process research
     and development (1)                               -                 -           5,146,943           625,000                  -
   Restructuring expense                               -                 -             493,712           644,656                  -
   Debt conversion expense                             -                 -             276,688         1,124,386                  -
                                            ------------       -----------        ------------       -----------        -----------
                                              12,128,192        12,576,259          16,846,528        11,101,512         10,923,388
Other income (expense):
   Interest income                               341,755           425,935             458,070           118,994             71,986
   Interest expense                              (41,953)          (31,737)         (1,119,726)         (261,958)          (218,036)
                                            ------------       -----------        ------------       -----------        -----------
                                                 299,802           394,198            (661,656)         (142,964)          (146,050)
                                            ------------       -----------        ------------       -----------        -----------
Net loss before imputed dividend on
    preferred stock                           (9,144,950)       (8,886,403)        (15,540,208)       (7,140,252)        (6,151,312)

Undeclared, imputed dividend on
    preferred stock                           (2,078,431)                -                   -                 -                  -
                                            ------------       -----------        ------------       -----------        -----------
Net loss applicable to common
    stockholders                            $(11,223,381)      $(8,886,403)       $(15,540,208)      $(7,140,252)       $(6,151,312)
                                            ============       ===========        ============       ===========        ===========
Net loss per share applicable to common
    stockholders - basic and diluted        $      (0.29)      $     (0.25)       $      (0.53)      $     (0.41)       $     (0.40)
                                            ============       ===========        ============       ===========        ===========
Weighted average number of
   shares outstanding - basic and diluted     39,234,741        35,236,579          29,206,470        17,598,735         15,243,860
                                            ============       ===========        ============       ===========        ===========

                                                                                 DECEMBER 31,
                                            ---------------------------------------------------------------------------------------
                                                1998              1997                1996              1995               1994
                                            ------------       -----------        ------------       -----------        -----------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-
   term investments                         $  5,619,568       $ 8,515,653        $ 10,935,668       $ 1,009,878        $ 3,670,616
Total assets                                $  9,316,035       $11,788,766        $ 14,961,076       $ 4,563,709        $ 7,721,013
Long term debt (net of current portion)     $    566,300       $   407,735        $    412,020       $ 1,539,722        $ 4,247,759
Total stockholders' equity (deficit)        $  6,844,571       $ 9,525,992        $ 12,134,565       $  (524,762)       $ 1,980,719
Working capital (deficit)                   $  5,567,938       $ 7,916,228        $ 10,161,170       $  (688,771)       $ 4,360,749

(1) Reflects the acquisition of in-process research and development associated with the acquisition by the Company of PRP, Inc. in 1996 and the acquisition of the minority interest in one of the Company's subsidiaries in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues
--------

     Revenues associated with product shipments were $2.4 million, $3.0 million and $2.0 million in 1998, 1997 and 1996, respectively. The decrease in sales in 1998 from 1997 is a result of the Company's sales force focusing its efforts on pre-market launch activities in anticipation of FDA approval for the Prosorba column to be used for the treatment of RA in addition to ITP, the current FDA approval indication. The significant increase in sales in 1997 from 1996 is a result of the Company regaining the distribution rights to the Prosorba column in May 1996 and initiating direct sales and marketing efforts as mentioned below.

     On May 1, 1996, the Company terminated an exclusive distribution agreement with Baxter Healthcare Corporation, whereby the Company regained the right to sell its Prosorba column directly to customers who had previously purchased the Prosorba column through Baxter as well as to any other potential customers who wish to purchase the Prosorba column. Although the Company's direct sales and marketing efforts have proven more effective than those under the Baxter distribution agreement, ITP remains a small market. The Company has entered into agreement with the Fresenius Parties for the co-marketing of the Prosorba column. See "Business--Company Overview and Recent Developments."

     In 1996, the Company initiated a Phase IV marketing study for use of the Prosorba column in the treatment of ITP in an effort to generate more rigorous clinical data than has been available to date. The Company believes that such data is a prerequisite for increasing the usage of the Prosorba column in the treatment of ITP. However, due to increased competition for patients from other ITP studies, below expected enrollment in the Company's study and the increased opportunities in the RA market, the Company terminated its ITP trial during the fourth quarter of 1997. The Company plans to launch the new RA indication on April 5, 1999, which is expected to have an impact on sales volume in 1999.

     In connection with the Company's acquisition of PRP in November 1996, the Company acquired an NIH Small Business Innovation Research (SBIR) Phase II grant. For the year ended December 31, 1998, the Company recorded approximately $308,000 in grant income. Revenues from the grant are recognized as grant expenditures are incurred. Expenses related to the grant are classified as research and development expenses. The Company does not expect grant revenue to become a significant contribution to its operations. The NIH grant expired on December 31, 1998 and all available funds were exhausted.

Operating Expenses
------------------

     Consolidated operating expenses for the years ended December 31, 1998, 1997, and 1996 were approximately $12.1 million, $12.6 million and $16.8 million, respectively. The decrease of approximately $500,000 in 1998 from 1997 reflects significant savings in research and development expenses offset by increased sales and marketing and general and administrative expenses. The decrease of $4.2 million in 1997 from 1996 reflects certain non-recurring, and primarily non-cash, charges in 1996 related to the acquisition of PRP and the Company's restructuring and recapitalization totaling $5.9 million, which were partially offset by a significant expansion in the Company's research and development activities.

     Production costs were approximately $2.1 million, $1.8 million and $1.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase of approximately $300,000 in 1998 from 1997 was due to increased production of the Prosorba column in anticipation of FDA approval in 1999. During the first half of 1996, production was impacted by both the termination of the Baxter agreement and the consolidation of facilities undertaken in connection with the restructuring. There were very few Prosorba columns shipped during the first four months of 1996 as the Company did not resume direct shipments to domestic customers until May 1996. In anticipation of a temporary cessation of manufacturing during the remodeling and subsequent FDA re-approval process of the Redmond, Washington facility, the Company increased production during the second and third quarters to build its inventories. As a result, production costs for the year reflect this unusual activity. However, the increase in production costs in 1997 from 1996 also reflected an increase in columns manufactured to accommodate increases in sales and columns used in the RA trial. The Company expects that its production costs will increase in 1999 as it expands production of the Prosorba columns for RA sales but expects its per unit costs to decline with increasing volumes. Under the Fresenius partnership, the Company is responsible for incurring any other losses relating to production during 1999 even if Fresenius exercises its option and purchases the Redmond Facility.

     Sales and marketing costs were approximately $2.4 million, $1.3 million and $794,000 for the years ended December 31, 1998, 1997 and 1996, respectively.
The increase of approximately $1.1 million in 1998 from 1997 is a result of the Company hiring three management level marketing personal, recruiting efforts to hire additional sales personnel and pre-market launch efforts. The Company recently hired 13 new sales representatives and expects to incur substantially higher sales marketing expenses in 1999 due to the commercial launch of the Prosorba column for RA.

     Research and development expenses were approximately $4.3 million, $6.7 million and $4.0 million in 1998, 1997 and 1996, respectively. The decrease of approximately $2.4 million in 1998 from 1997 was due to the cessation of the Phase III pivotal trial. In addition, the Company closed its Boston facility in June 1998 which helped to reduce costs further. Research and development expenses typically increase with each phase of a product's development as such product advances to FDA approval. The Company records research and development costs as incurred, including the costs associated with its clinical trials. The Company enrolls patients in various clinical trial sites and records the related cost as the work is performed by the respective research entities. The Company accrues costs related to clinical trials until such costs are actually paid by the Company. The significant increase in research and development expenses of $2.7 million in 1997 from 1996 is attributable to the Company's efforts to establish a stronger scientific base for its products by continuing to expend funds on clinical trials and increasing efforts in studying the mechanism of action of the Prosorba column. Approximately $1.7 million of the increase in research and development expenses from 1996 to 1997 was directly related to amounts expended on the further development of Cyplex(TM) in connection with the Company's acquisition of PRP in November 1996. The remaining increase of approximately $1.0 million in research and development expenses from 1996 to 1997 was primarily due to increased spending on the Company's controlled clinical trial for use of the Prosorba column in the treatment of RA. The company expects to incur significant ongoing research and development expenses in connection with the mandatory Phase IV trial for treatment of RA using the Prosorba column in combination with methotrexate, a DMARD.

     General and administrative expenses were approximately $3.3 million, $2.8 million, and $4.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase of approximately $500,000 in 1998 from 1997 is the result of business development efforts such as hiring a Director of Business Development and increased travel for management. The decrease of approximately $1.8 million in 1997 from 1996 was a result of the

Company's efforts to control costs and nonrecurring expenses in 1996 associated with the hiring of the Company's Chief Executive Officer and its former President and Chief Operating Officer, both of whom joined the Company in December 1995, and severance payments paid to the Company's former Chief Scientific Officer in connection with his resignation in March 1996. The decrease was partially offset by non-recurring bonuses paid in the third quarter of 1997 to the Company's Chief Executive Officer and President and Chief Operating Officer in connection with the Company's achieving certain milestones.

     The Company recorded a non-cash expense of approximately $277,000 for debt conversion expense in the year ended December 31, 1996. Such expense represents the fair market value of the increased number of shares issued by the Company under the terms of an exchange offering to holders of the Company's 7% Convertible Debentures.

     In January 1996, the Company terminated 20 employees from various departments, nearly half of its work force, as part of its cost restructuring. In March 1996, the Company entered into a termination agreement with its former Chief Scientific Officer. Costs related to these terminations were approximately $494,000 and were recorded as a restructuring expense in 1996. In addition, the Company incurred approximately $300,000 in costs associated with moving the administration, research and medical departments to San Diego, with most costs being attributable to relocation costs of the few members of management moving to San Diego. Such costs were recorded as general and administrative expenses in 1996.

Acquisition of PRP
------------------

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

     The holders of PRP equity securities (including holders of options and warrants of PRP) (the "Equity Holders") will also be entitled to receive earn-out payments, if any, on a pro rata basis, on net sales of products developed using PRP's technology acquired by the Company in the acquisition. The earn-out payments if earned will be treated as compensation expense because most of such earn-out payments will be made to former stockholders of PRP. The Company's obligation to make earn-out payments commence on the date of the first commercial sale of Cyplex(TM) for the treatment of thrombocytopenia to any third party. In addition, in conjunction with obtaining approval from the FDA of the use of Cyplex(TM) for the treatment of thrombocytopenia, the Company shall make a payment of $5 million to the Equity Holders, with such payment being in the form of, at the Company's discretion, cash, Company common stock, or a combination of the two. The milestone payments, if earned, will either be expensed as acquired research and development or capitalized as purchased technology, depending upon the evaluation of the technology to be made by the Company at such future date.

     In consideration of certain investment banking advisory services provided by EGS Securities Corp. ("EGS') to PRP in connection with the acquisition of PRP, the Company issued to EGS Units with a total value of approximately $120,000. In addition, the Company is obligated to pay EGS an amount in cash equal to two and one-half percent (2 1/2%) of a certain milestone payment and each earn-out payment made to the Equity Holders, at the time any such payments are made.

Interest Expense
----------------

     Interest expense was approximately $42,000, $32,000, and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase of approximately $10,000 in 1998 from 1997 is due to the Company's line of credit established in March 1998. The decrease in 1997 from 1996 is due to approximately $1.1 million of interest expense in 1996 related to Senior Convertible Debentures which were issued with a discounted conversion feature.

Net Loss
--------

     Net loss applicable to common stockholders was approximately $11.2 million, $8.9 million and $15.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase of approximately $2.3 million in 1998 from 1997 is the result of a one time, non-recurring and undeclared imputed dividend charge which amounted to approximately $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are its cash, cash equivalents and short-term investments. The Company's cash, cash equivalents and short-term investments totaled $5.6 million and $8.5 million at December 31, 1998 and 1997, respectively. The decrease in cash, cash equivalents and short-term investments of approximately $2.9 million was primarily due to cash used in operations of approximately $8.5 million for the year ended December 31, 1998, which was partially offset by net proceeds of approximately $4.3 million received by the Company in the private placement of Series A convertible preferred stock completed in September 1998 and by net proceeds received from exercises of stock options and warrants of approximately $1.5 million during 1998. Working capital at December 31, 1998 was approximately $5.6 million.

     Although the Company is not obligated under any third party agreements, capital expenditures during 1999 are expected to be approximately $2.0 million and will be used to support continued product commercialization and research and development activities.

     In September 1998, the Company completed a private placement of 3,063,561 shares of the Company's Series A convertible preferred stock (the "Preferred Shares") at a price of $1.50 per share. Net proceeds to the Company were approximately $4.3 million. As part of the Fresenius transaction in March 1999, the Company recently received gross proceeds of $1.0 million from the sale of 297,530 shares of our common stock, $500,000 for the issuance of a warrant to purchase 342,466 shares at an exercise price of $7.50 per share, and a revolving line of credit, of which the Company received approximately $4.1 million. The Company expects to receive approximately $5.4 million in net proceeds from the exercise of approximately 2.7 million outstanding publicly traded warrants priced at $2.00 per share that will be redeemed on April 19, 1999 if not exercised on or prior to 5:00 p.m. (New York time) on April 12, 1999.

     The Company believes its cash balance on December 31, 1998, together with the proceeds received from the Fresenius transactions, are sufficient to fund operations for at least the next twelve months. The Company is seeking opportunities to raise additional capital to fund the development of new research, additional clinical trials for the Prosorba column for other indications, and the further development and marketing of Cyplex(TM). To the extent the Company decides to develop products other than the Prosorba column and Cyplex(TM), it will be required to raise additional capital. The amount of capital required by the Company is dependent upon many factors, including the following: the Company's ability to successfully market the Prosorba column in the RA market, results of clinical trials, results of current research and development efforts, the FDA regulatory process, costs of commercialization of products and potential competitive and technological advances and levels of product sales. Because the Company is unable to predict the outcome of the foregoing factors, some of which are beyond the Company's control, the Company is unable to estimate with certainty its mid-to long-term capital needs. Although the Company may seek to raise additional capital through a combination of additional equity sources, there can be no assurance the Company will be able to raise additional capital through such sources or the funds raised thereby will allow the Company to maintain its current and planned operations. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its research and development and marketing activities, to license to third parties technologies that the Company would otherwise seek to develop itself, to seek financing through the debt market at potentially higher costs to the Company and/or to seek additional methods of financing.

Impact of Year 2000
-------------------

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

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. The Company has completed all phases related to its internal operations in San Diego and is engaged in the testing and implementation phase in Redmond. As of December 31, 1998, the total cost of the internal Year 2000 Issue project was less than $50,000. The Company expects to complete all phases related to its internal operations by mid-1999. The external Year 2000 Issue project, which involves the Company's significant suppliers, financial institutions and others with whom the Company does business with, is expected to be completed by mid-1999. Total costs expected to be incurred, based upon management's estimates, is approximately $50,000. The Company believes it has mitigated the Year 2000 Issue so that the Company's operations or business will not be materially adversely affected. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

     The Company currently has no contingency plan in place in the event it has omitted systems which are susceptible to the Year 2000 Issue. The Company plans to evaluate the status of internal changes in mid 1999 and determine whether such a plan is necessary.

     The discussion above contains certain forward-looking statements. The cost of the Year 2000 Issue project and the date on which the Company believes it has completed the Year 2000 internal modifications are based on management's best estimates, which were derived utilizing numerous assumptions. However, there is no guarantee that these predictions and estimates are or will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to the success of the Company in identifying systems that are not Year 2000 compliant, the success of the Company's completed conversion efforts, the success of the Year 2000 conversion efforts of others and similar uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company invests its excess cash in interest-bearing investment-grade securities that it holds for the duration of the term of the respective instrument. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, the Company believes that, while the investment-grade securities it holds are subject to changes in the financial standing of the issuer of such securities, the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Refer to the Index on Page F-1 of the Financial Report included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and directors of the Company, the positions held by them and their ages as of March 4, 1999 are as follows:

                NAME                       AGE                                   POSITION
-----------------------------------     ----------   ---------------------------------------------------------------
Jay D. Kranzler, M.D., Ph.D. (1)(2)         41       Chief Executive Officer, Chief Financial Officer and Chairman
                                                       of the Board of Directors
Carl F. Bobkoski                            46       President, Chief Operating Officer and Corporate Secretary
R. Michael Gendreau, M.D., Ph.D.            43       Executive Vice President, Research & Development, Chief Medical
                                                       Officer and Chief Scientific Officer
Richard M. Crooks, Jr. (4)(5)               59       Director
Philip J. O'Reilly (3)(4)(5)                60       Director
Jack H. Vaughn (3)(5)                       78       Director
Samuel D. Anderson                          68       Director
David W. Golde, M.D.                        58       Director

________
(1) Member of the 401(k) Plan Committee
(2) Member of the Non-Executive Officer Stock Option Committee
(3) Member of Audit Committee
(4) Member of Stock Option Committee

     JAY D. KRANZLER, M.D., PH.D., was appointed Chief Executive Officer and Vice-Chairman of the Company in December 1995. In April 1996, Dr. Kranzler also assumed the position of Chief Scientific Officer of the Company, and in November 1997, also assumed the position of Chief Financial Officer. In April 1998, Dr. Kranzler was appointed as Chairman of the Board. From January 1989 until August 1995, Dr. Kranzler served as President, Chief Executive Officer and a director of Cytel Corporation, a publicly held biotechnology company. Dr. Kranzler has been an adjunct member of the Research Institute of Scripps Clinic since January 1989. Before joining Cytel, Dr. Kranzler was employed by McKinsey & Company, a management-consulting firm, from 1985 to January 1989 as a consultant specializing in the pharmaceutical industry.

     CARL F. BOBKOSKI, was appointed President and Chief Operating Officer in March 1999. Prior to joining the Company, from May 1995 to February 1999, Mr. Bobkoski served as Executive Vice President of Signal Pharmaceuticals, Inc., a biopharmaceutical company. From 1990 to 1995, Mr. Bobkoski was Executive Vice President and a director at Gensia, Inc ("Gensia"), a biopharmaceutical company, where he was responsible for directing all commercialization activities for proprietary products, overseeing the operations of Gensia Laboratories, Ltd., a wholly-owned subsidiary of Gensia, and supervising product development, finance, management information systems and corporate development.

     MICHAEL GENDREAU, M.D., PH.D., was appointed Vice President of Research and Development and Chief Medical Officer of the Company in December 1996 and was promoted to Executive Vice President of Research and Development and Chief Scientific Officer in February 1999. Dr. Gendreau joined the Company in 1994 and held various positions from 1994 through 1996, including Executive Director of Scientific Affairs. From 1991 to 1994, Dr. Gendreau was Vice President of Research and Development and Chief Medical Officer for MicroProbe Corporation, a developer and manufacturer of DNA probe-based diagnostic equipment.

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

     SAMUEL D. ANDERSON, was elected by the Board to serve as a director of the Company in April 1998. Currently, Mr. Anderson is an independent consultant for various medical, pharmaceutical and biotechnology companies. He has held Board of Director positions at Hycor Biomedical, Inc. since 1986 and Sera Care Inc. since 1996. He was named Chairman of the Board of Directors at Hycor in 1998. From 1990 to 1991, he was the President and Chief Executive Officer of Trancel Corporation, a biotechnology company. From 1984 to 1989 Mr. Anderson was the Chief Executive Officer of Alpha Therapeutics Corporation, a blood plasma fractionator, and between 1989 and 1990 served as its Chairman of the Board.

     DAVID W. GOLDE, M.D., was elected by the Board to serve as a director of the Company in April 1998. Dr. Golde has been the Physician-in-Chief of Memorial Sloan-Kettering Cancer Center since 1991. He has been a Professor of Medicine at Cornell University Medical College since 1991 and at UCLA School of Medicine since 1979. Dr. Golde is also a director of Eron, Inc. Dr. Golde is a consultant to numerous medical and research institutions.

     Each officer serves at the discretion of the Board of Directors. The Company's Bylaws permit the Board of Directors to establish by resolution the authorized number of directors, and the Company currently has six directors authorized. Pursuant to the Fresenius agreement, the Company has agreed, if Fresenius AG so requests, to increase the number of directors authorized from six to seven and to appoint a Fresenius designee to the new seat. The Company's Restated Certificate of Incorporation and Bylaws provide that the Board of Directors shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Each director holds office until the annual meeting of stockholders of the Company which coincides with the end of such director's three-year term and until such director's successors have been elected and duly qualified. There are no family relationships among any of the directors or officers of the Company.

BOARD COMMITTEES

     The Board of Directors has an Audit Committee, a Compensation Committee and a Stock Option Committee. In addition, the Stock Option Committee has a Non-Executive Officer Stock Option Committee.

     The Audit Committee meets with the Company's independent auditors at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent auditors to be retained; and receives and considers the auditors' comments (out of the presence of management) as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is composed of three directors: Messrs. Vaughn (Chairman), Crooks and O'Reilly.

     The Compensation Committee makes recommendations based on management's inputs concerning salaries and incentive compensation, awards stock options to executives under the Company's stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of three directors: Messrs. Vaughn, Crooks and O'Reilly.

     The Stock Option Committee considers and recommends to the Board of Directors the number and terms of stock options to be granted to officers and employees of the Company. The Stock Option Committee is composed of two directors: Messrs. Crooks and O'Reilly.

     The Non-Executive Officer Stock Option Committee was created by the Stock Option Committee in February 1996. It has the authority to grant certain numbers of options to employees who are not executive officers of the Company; provided, however, that the number of options granted to employee by the Non-Executive Officer Stock Option Committee is limited to 200,000 each period between Board meetings. The Non-Executive Officer Stock Option Committee is comprised of one director: Dr. Kranzler.

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

     The Platelet Advisory Board (the "PAB") is composed of Richard H. Aster (appointed November 1996), M.D., former President, Blood Center of Southeast Wisconsin; Ernest Beutler (appointed June 1997), M.D., Chairman, Department of Molecular and Experimental Medicine, The Scripps Clinic and Research Foundation, San Diego, California; Leon W. Hoyer (appointed November 1996), M.D., Director, Holland Laboratories, Vice President, Research and Development, American Red Cross; John Lawler (appointed November 1996), Ph.D., Associate Professor, Department of Pathology, Harvard Medical School, Brigham and Women's Hospital; Ernest R. Simon (appointed June 1997), M.D., Retired Executive Vice President, Medical Affairs, Blood Systems, Inc.; Scott N. Swisher (appointed November
1997), M.D., Chairman, FDA Blood Products Advisory Committee; Professor of Medicine (emeritus), University of Michigan; Paul C. Zamecnik (appointed November 1996), M.D., Professor of Medicine (emeritus) Harvard Medical School, Principal Scientist, Hybridon; Sherrill Slichter (appointed October 1997), M.D., Puget Sound Blood Center. The PAB will oversee the Company's programs as they relate to platelet therapy.

     There are no material consulting or other agreements between the Company and any member of the Company's various scientific advisory boards.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

     Each non-employee director of the Company is entitled to receive between $12,000 and $24,000 per year for such person's service as a director. Messrs. O'Reilly and Vaughn each received $12,000 in cash compensation for service as a director during fiscal year 1998. Messrs. Golde and Anderson each received $18,000 in cash compensation for service as director during fiscal year 1998.
In addition, each non-employee director is entitled to receive an option to purchase 10,000 shares of common stock of the Company upon such non-employee director's initial election to the Board and an option to purchase an additional 10,000 shares of common stock of the Company upon each annual meeting of such non-employee director to the Board, however, Messrs. Anderson and Golde received an option to purchase 100,000 shares of common stock of the Company upon their initial election to the Board and are not entitled to receive additional option grants upon any annual meeting. Each of Messrs. Crooks, O'Reilly and Vaughn received an option to purchase 10,000 shares of common stock for service as a director during fiscal year 1998. Directors who are employees of the Company do not receive any fee for their service as directors. None of the Company's directors receive any fees for their service on any committee of the Board. All of the Company's directors are reimbursed for their out-of-pocket travel and accommodation expenses incurred in connection with their service as directors of the Company.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth all compensation awarded or paid to and earned by, the Chief Executive Officer of the Company during the fiscal years ended December 31, 1998, 1997 and 1996 as well as those executive officers whose salary and bonus were in excess of $100,000 for services rendered to the Company during the fiscal year ended December 31, 1998 and one former executive officer who departed from the Company in March 1999 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                ANNUAL COMPENSATION     COMPENSATION (1)
                                               ---------------------    ----------------
                                                                            SHARES           ALL OTHER
                                      FISCAL     BASE                     UNDERLYING        COMPENSATION
Name and Principal Position            YEAR    SALARY($)    BONUS($)       OPTIONS(#)            ($)
---------------------------           ------   ---------    --------    ----------------   --------------
Jay D. Kranzler, M.D., Ph.D.,           1998    $277,000    $      -                  -        $ 11,300(2)
 Chief Executive Officer, Chief         1997     245,000     125,000            277,440          10,800(3)
 Financial Officer and Chairman of      1996     240,000     135,000          3,025,327          10,700(4)
 the Board

Debby Jo Blank, M.D.(5),                1998     244,000           -                  -          52,000(6)
 President, Chief Operating Officer     1997     215,500     101,500            101,415           9,500(7)
 and Director                           1996     210,000     135,000          1,134,497         164,236(8)

R. Michael Gendreau, M.D.               1998     167,400           -            150,000          10,000(9)
 Executive Vice President, Research     1997     149,000         262                  -           4,472(10)
 and Development, Chief Medical         1996     145,000      25,000            125,000          57,805(11)
 Officer; and Chief Scientific
 Officer

____________________
(1) The Company's 1996 Equity Incentive Plan (the "1996 Plan"), Incentive Stock Option and Appreciation Plan and the 1988 Non-Qualified Stock Option Plan (collectively, the "Plans") are intended to further the interests of the Company by providing for the grant of stock awards to directors, officers and employees of and consultants to the Company.
(2) Includes $1,300 paid by the Company on behalf of Dr. Kranzler for life insurance premiums during 1998, and $10,000 of contributions made by the Company under its 401(k) plan.

(3) Includes $1,300 paid by the Company on behalf of Dr. Kranzler for life insurance premiums during 1997, and $9,500 of contributions made by the Company under its 401(k) plan.
(4) Includes $1,200 paid by the Company on behalf of Dr. Kranzler for life insurance premium during 1996, and $9,500 of contributions made by the Company under its 401(k) plan.
(5)  Dr. Blank resigned from the Company effective March 1999.
(6) Includes $42,000 paid to Dr. Blank for relocation costs associated with Dr. Blank's relocation to San Diego, California upon joining the Company. Also includes $10,000 of contributions made by the Company under its 401(k) plan.
(7) Represents $9,500 in contributions made by the Company under its 401(k) plan.
(8) Includes $154,736 paid to Dr. Blank for relocation costs and related tax gross-ups associated with Dr. Blank's relocation to San Diego, California upon joining the Company. Also includes $9,500 of contributions made by the Company under its 401(k) plan.
(9) Represents $10,000 in contributions made by the Company under its 401(k) plan.
(10) Represents $4,472 in contributions made by the Company under its 401(k) plan.
(11) Includes $52,583 paid to Dr. Gendreau for relocation costs associated with Dr. Gendreau's relocation to San Diego, California. Also includes $5,222 of contributions made by the Company under its 401(k) plan.

             STOCK OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

     The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1998 to the Named Executive
Officers:

                                                        INDIVIDUAL GRANTS
                                    -----------------------------------------------------
                                                                                                               POTENTIAL REALIZABLE
                                                                                                                 VALUE AT ASSUMED
                                                                                                               ANNUAL RATES OF STOCK
                                       SHARES              % OF TOTAL                                            APPRECIATION FOR
                                     UNDERLYING         OPTIONS GRANTED TO      EXERCISE                         OPTION TERM($)(2)
                                       OPTIONS          EMPLOYEES IN FISCAL     PRICE PER       EXPIRATION     ---------------------
              NAME                   GRANTED (#)          YEAR(%)(1)            SHARE($)          DATE           5%            10%
              ----                   -----------        -------------------     ---------       ----------     ------        -------
R. Michael Gendreau, M.D., Ph.D.      50,000 (3)                 3.9%           $1.43750      12/31/07         45,202        114,500
                                     100,000 (3)                 7.8%           $2.34375        8/9/08         73,699        186,767

____________________
(1) Based upon options to purchase a total of 1,311,625 shares of common stock of the Company granted during the fiscal year 1998.
(2) The potential realizable value is based upon the assumption that the fair market value of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. Actual realizable value, if any, on stock option exercises is dependent on the future performance of the common stock and overall market conditions, as well as the option holder's continued employment through the vesting period.
(3) Such options vest 25% on the one-year anniversary of the date of grant with the remainder vesting ratably and daily over the following three-year period.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information as of December 31, 1998, regarding options held by the Named Executive Officers. None of such individuals exercised any options during the fiscal year ended December 31, 1998. There were no stock appreciation rights outstanding at December 31, 1998.

                                                                     Number of Shares
                                                                  Underlying Unexercised              Value of Unexercised
                                                                          Options                     In-The-Money Options
                               Shares Acquired     Value               at FY-End (#)                   as of FY-End ($)(2)
         Name                   Upon Exercise    Realized(1)     Exercisable    Unexercisable     Exercisable       Unexercisable
                               --------------------------------------------------------------------------------------------------
Jay Kranzler, M.D., Ph.D.         199,998        $174,998         2,653,144     449,625           $3,962,341           $657,133

Debby Jo Blank, M.D.              199,998        $174,998           868,614     167,300           $1,296,570           $244,625

R. Michael Gendreau, M.D.               -               -           224,235     191,765           $  245,070           $193,080

____________________
(1) Calculations based upon $2.375, the closing sales price, of common stock as reported on the Nasdaq SmallCap Market on August 6, 1998 (the exercise date), less exercise price.
(2) Calculation based upon $3.00, the closing sales price of the underlying shares of common stock as reported on the Nasdaq SmallCap Market on December 31, 1998, less exercise price.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

     Jay D. Kranzler, MD., Ph.D., the Company's Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer had a base salary in 1998 of $277,000, and was entitled to performance based bonuses of up to an additional twenty-five percent (25%) of annual base salary and certain options to purchase common stock of the Company, as described below.

     In addition to his base salary and bonus, under his employment agreement, Dr. Kranzler was granted an option to purchase 3,025,327 shares of common stock of the Company (which amount represented eight percent (8%) of the Company's common stock on a fully diluted basis on the date of grant) at an exercise price equal to $1.50 per share. The options vest twenty-five (25%) immediately upon grant and thereafter ratably and daily over a four (4) year period. Dr. Kranzler's options shall fully vest upon the occurrence of any merger, consolidation, corporate reorganization or transfer of all or substantially all of the assets of the Company and upon the termination without cause of Dr. Kranzler's employment with the Company. In August 1997, Dr. Kranzler was granted an option to purchase 277,440 shares of the Company's common stock at an exercise price of $1.625 per share. As of March 1, 1999, options to purchase 2,998,772 shares of common stock had vested.

     In April 1996, the Company entered into an employment agreement with Dr. R. Michael Gendreau, the Company's Executive Vice President, Research and Development, Chief Scientific Officer and Chief Medical Officer, whereby Dr. Gendreau annual compensation consists of base salary of $167,400. The Company also granted Dr. Gendreau options to purchase up to 125,000 shares of the Company's common stock at an exercise price of $2.019 per share. On January 1, 1998, Dr. Gendreau was granted an option to purchase 50,000 shares of common stock of the Company at an exercise price of $1.4375 per share and On August 10, 1998 he was granted an additional option to purchase 100,000 shares of the Company's common stock at an exercise price of $2.3438. As of March 1, 1999, options to purchase a total of 309,846 shares of common stock had vested. In the event that Dr. Gendreau's employment with the Company is terminated by the

Company without cause due to a corporate merger or acquisition, Dr. Gendreau will receive severance pay equal to $72,500.

     In February 18, 1999, the Company entered into an employment agreement with Carl F. Bobkoski, the Company's President, Chief Operating Officer and Corporate Secretary, whereby Mr. Bobkoski's annual compensation consists of base salary of $215,000 and he is eligible at the sole discretion of the Board for an annual bonus equal to 25% of his base salary. The Company also granted Mr. Bobkoski options to purchase up to 500,000 shares of the Company's common stock at an exercise price of $2.75 per share. In the event that Mr. Bobkoski's employment with the Company is terminated by the Company without cause due to a corporate merger or acquisition, Mr. Bobkoski's options shall become fully exercisable.

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

Compensation Philosophy
-----------------------

     The Company's compensation program is intended to implement the following principles:

          . Compensation should be related to the value created for stockholders.
          . Compensation programs should support the short-term and long-term strategic goals and objectives of the Company.
          . Compensation programs should reflect and promote the Company's values and reward individuals for outstanding contributions to the Company's success.
          . Short-term and long-term compensation programs play a critical role in attracting and retaining well-qualified executives.
          . While compensation opportunities should be based in part upon individual contribution, the actual amounts earned by executives in variable compensation programs should also be based upon how the Company performs.

     The Company's executive compensation for the Chief Executive Officer and all other executives is based upon three components, each of which is intended to serve the Company's compensation principles:

Base Salary
-----------

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

Annual Incentives
-----------------

     The Company has a cash bonus program whereby bonus amounts are determined based upon the achievement of corporate goals and individual performance. Any bonus is based, in part, upon Company performance and in part on individual performance. The Committee believes bonus amounts are similar to those paid by other companies in the biotechnology industry.

     Based upon the Committee's review of the financial performance of the Company, no annual incentive bonuses were awarded to any members of senior management for 1998.

Long-Term Incentives
--------------------

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

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     The Company appointed Jay D. Kranzler, M.D., Ph.D. as its new Chief Executive Officer on December 28, 1995. Accordingly, his compensation was determined based upon prevailing compensation packages in the biotechnology industry, since a compensation package consistent with the biotechnology industry was believed necessary to attract an individual of Dr. Kranzler's caliber. His annual compensation consists of base salary of $277,000 and cash bonuses of up to twenty-five percent (25%) of his annual base salary. In addition, under his employment agreement, Dr. Kranzler was granted options to purchase 3,025,327 shares of the Company's Common Stock at an exercise price of $1.50 per share. During 1998, Dr. Kranzler was not paid any cash bonuses determined as a percentage of his base salary and his base compensation was not increased.

     Generally, stock options are granted with an exercise price equal to prevailing market value. The stock options generally vest in increments over a period of years and an employee must be employed by the Company at the time of vesting in order to exercise his or her options.

                                           Compensation Committee
                                              Richard M. Crooks, Jr.
                                              Philip J. O'Reilly
                                              Jack H. Vaughn

                         STOCK PRICE PERFORMANCE GRAPH

Comparison of Cumulative Return on Investment

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

     The above comparison assumes $100 was invested in the Company's common stock and each index on December 31, 1993.


                             [GRAPH APPEARS HERE]



            Nasdaq OTC      Cypress Bioscience     Nasdaq Pharmaceutical Index
          (black diamond)     (black square)            (white triangle)
          ---------------   ------------------     ---------------------------
     1993       100.0             100.0                      100.0
     1994        97.8              56.7                       75.3
     1995       138.3              70.8                      138.0
     1996       170.0              49.1                      138.5
     1997       208.6              35.8                      143.0
     1998       293.2              74.8                      183.0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 1, 1999 with respect to (i) each stockholder known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock or Series A Preferred Stock of the Company, (ii) each director, (iii) each Named Executive Officer and
(iv) all directors and Named Executive Officers of the Company as a group. Except as set forth below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

                                                                  AMOUNT AND NATURE OF
                                                                 BENEFICIAL OWNERSHIP OF     PERCENT OF CLASS OF
BENEFICIAL OWNER OF COMMON STOCK (1)                               COMMON STOCK  (2)          COMMON STOCK (2)
------------------------------------                             -----------------------     -------------------
Allen & Company Incorporated.............................            7,328,307  (3)                 17.6%
 711 Fifth Avenue
 New York, New York  10022
Paramount Capital Asset Management, Inc..................            9,450,635  (4)                 22.7%
 787 Seventh Avenue, 44th Floor
 New York, NY 10019
Jay D. Kranzler..........................................            3,477,277  (5)                  7.8%
Debby Jo Blank...........................................            1,465,966  (6)                  3.4%
R. Michael Gendreau......................................              322,414  (7)                  *
Richard M. Crooks, Jr....................................            1,131,897  (8)                  2.7%
Jack H. Vaughn...........................................               66,000  (9)                  *
Philip J. O'Reilly.......................................               66,050 (10)                  *
Samuel D.  Anderson......................................              128,558 (11)                  *
David  Golde.............................................               27,052 (12)                  *
All Directors and Named Executive Officers as a
 Group (8 persons).......................................            6,685,214                      14.5%
                                                                    ----------

________________________
*Less than one percent

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedule 13Ds filed with the Securities and Exchange Commission (the "Commission"). Except as shown otherwise in the table, the address of each stockholder listed is in care of the Company at 4350 Executive Drive, Suite 325, San Diego, California, 92121.
(2) Except as otherwise indicated in the footnotes of this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable within 60 days of March 1, 1999 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentage of beneficial ownership is based upon 41,552,750 shares of the Company's Common Stock outstanding as of March 1, 1999.
(3) This information was derived from information provided to the Company by Allen & Company Incorporated. Includes warrants to purchase 478,000 shares of Common Stock exercisable within 60 days of March 1, 1999 (125,000 of the warrants are held in the name of Susan Allen). Also includes 250,000 shares of Common Stock held in the name of Susan Allen.
(4) Dr. Lindsay A. Rosenwald is the sole shareholder of Paramount Capital Asset Management, Inc. ("Paramount Capital"). Paramount Capital is the general partner of Aries Domestic Fund, L.P., a limited partnership incorporated in Delaware ("Aries Domestic") and the investment manager of The Aries Master Fund, a Cayman Islands trust ("The Aries Master Fund"). Includes warrants to purchase 37,500 shares of Common Stock held by Aries Domestic and warrants to purchase 87,500 shares of Common Stock held by The Aries Master Fund, in each case such warrants being exercisable within 60 days of March 1, 1999. Of the 9,325,635 shares of Common Stock (excluding warrants) indicated as beneficially held, Paramount Capital shares voting and dispositive power with the following persons or entities: Dr. Rosenwald with respect to 666,667 of the shares; Aries Domestic with respect to 2,522,667 of the shares; and The Aries Master Fund with respect to 6,011,301 of the shares.

(5) Includes 3,007,343 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 1, 1999. Also includes 264,936 shares of Common Stock held by the Company's 401(k) plan for which Dr. Kranzler, as co-trustee of the 401(k) plan, has voting rights to such shares and 5,000 shares of Common Stock held by the Kranzler Children's Trust dated 1991. Mr. Kranzler disclaims beneficial ownership of the shares held by the Kranzler Children's Trust.
(6) Includes 1,001,032 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 1, 1999. Also includes 264,936 shares of Common Stock held by the Company's 401(k) plan for which Dr. Blank, as co-trustee of the 401(k) plan, has voting rights to such shares.
(7) Includes 322,414 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 1, 1999.
(8) Includes 50,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 1, 1999. Also includes 692,829 shares of Common Stock and presently exercisable warrants to purchase 6,667 shares of Common Stock held by Allen & Company Incorporated, in which Mr. Crooks has a pecuniary interest pursuant to an arrangement with Allen & Company Incorporated.
(9) Includes 65,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 1, 1999.
(10) Includes 50,000 shares of Common Stock issuable pursuant to options or other rights exercisable within 60 days of March 1, 1998.
(11) Includes 100,000 shares of Common Stock held by Samuel D. and Mary Ann H. Anderson as trustees of the Samuel and Mary Ann Anderson trust dated March 22, 1979. Also includes 28,558 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 1, 1999.
(12) Includes 27,052 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 1, 1998.

                                                                AMOUNT AND NATURE OF        PERCENT OF CLASS OF
                                                               BENEFICIAL OWNERSHIP OF      SERIES A PREFERRED
BENEFICIAL OWNER OF SERIES A PREFERRED STOCK                SERIES A PREFERRED STOCK (1)          STOCK
--------------------------------------------                ----------------------------    -------------------
Paramount Capital...................................                666,667(2)                     63.2%
Paradigm Group, LLC.................................                161,333                        15.3%

________________________
(1) Percentage of beneficial ownership is based upon 1,054,832 shares of the Company's Series A Convertible Preferred Stock outstanding as of March 1, 1999.
(2) Dr. Lindsay A. Rosenwald is the sole shareholder of Paramount Capital Asset Management, Inc. ("Paramount Capital"). Paramount Capital is the general partner of Aries Domestic Fund, L.P., a limited partnership incorporated in Delaware ("Aries Domestic") and the investment manager of The Aries Master Fund, a Cayman Islands trust ("The Aries Master Fund"). Of the shares of Series A Convertible Preferred Stock indicated as beneficially held, Paramount Capital shares voting and dispositive power with the following persons or entities: Aries Domestic with respect to 173,333 of the shares; and The Aries Master Fund with respect to 493,334 of the shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In September 1998, the Company completed a private placement of 3,063,561 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Shares") with certain accredited investors at a purchase price of $1.50 per share. Net proceeds (after deducting placement fees of approximately $113,000, and other related issuing costs of approximately $152,000) to the Company were approximately $4.3 million. Merrill Weber & Company, Joseph Stevens & Co., Inc., Evolution Capital and The May Davis Group acted as non-exclusive placement agents for the Company and received $2,250, $16,260, $67,500 and $27,000, respectively, in placement agency fees. Samuel D. Anderson, a director of the Company, and James A Holland, Mr. Anderson's brother-in-law, both participated in the private placement. Mr. Anderson purchased 100,000 shares of the Preferred Shares in the name of Samuel D. Anderson and Mary Ann H. Anderson, Trustees of the Samuel and Mary Ann Anderson Trust dated March 22, 1979.

     Mr. Richard Crooks, Jr., a director of the Company, is a director of and consultant to, Allen & Company Incorporated, a principal stockholder of the Company. As of March 1, 1999, Mr. Crooks beneficially held approximately 2.7% of the Company's common stock.

     The Company has also entered into an employment agreement with its three executive officers, as described under the caption "Management--Employment Agreements." The Company has granted stock options to certain directors and executive officers of the Company. See "Management--Executive Compensation."

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

       (2)  Financial Statement Schedules

            Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

       (3)  EXHIBITS

Exhibit No.           Description                                 INCORPORATED BY REFERENCE TO
-----------           -----------                                 ----------------------------
    3.1               Amended and Restated Certificate of         Exhibit 3.1 to Form 10-Q for the quarter ended
                      Incorporation                               March 30, 1996

    3.2               By-Laws, as amended                         Exhibit 3.2 to 1995 Form 10-K

    4.1               Form of Stock Certificate                   Exhibit 4.1 to Form S-1 Registration Statement
                                                                  No. 33-41225

    4.2               Warrant Certificate                         Exhibit 4.2 to Form 8-K filed November 1, 1996

   10.1               Form of Common Stock Purchase Warrant       Exhibit 3.1 to Form S-1 Registration Statement
                                                                  No. 33-41225

   10.2               Form of Employee Stock Warrant              Exhibit 10.13 of Form S-1 Registration Statement
                                                                  No. 33-41225

   10.3               Agreement and Plan of Merger and            Exhibit 2.1 to Form 10-Q for quarter ended
                      Reorganization dated October 10, 1996,      September 30, 1996
                      by and among Registrant, Cypress
                      Acquisition Sub, Inc. and PRP, Inc.

   10.4               Warrant Agreement dated September 18,       Exhibit 4.1 to Form 10-Q for quarter ended
                      1996, between Registrant and American       September 30, 1996
                      Stock Transfer & Trust Company

   10.5               Exchange of Bridge Debt and Warrant         Exhibit 4.2 to Form 10-Q for quarter ended
                      Termination Agreement between Registrant    September 30, 1996
                      and certain holders of indebtedness of
                      PRP, Inc.

   10.6               Incentive Stock Option                      Exhibit 28.2 to Form S-8 Registration Statement
                                                                  No. 33-20188

   10.7               Form of Nonqualified Stock Option           Exhibit 4.5 to Form 10-K for the year ended
                                                                  December 31, 1993

   10.8               Form of 7% Convertible Debentures           Exhibit 10.1 to Form 10-Q for the quarter ended
                                                                  March 31, 1994

   10.9               Warrant Agreement dated as of April 22,     Exhibit 10.3 to Form 10-Q  for the quarter ended
                      1994 between IMRE Corporation and Allen     March 31, 1994
                      & Company Incorporated

                                      36.

   10.10              Form 7% Convertible Debenture Purchase      Exhibit 10.4 to Form 10-Q for the quarter ended
                      Agreement                                   March 31, 1994

   10.11              Form of Senior Convertible Debenture        Exhibit 4.10 to 1995 From 10-K

   10.12              Form of Senior Convertible Debenture        Exhibit 4.11 to 1995 Form 10-K
                      Purchase Agreement

   10.13              Form of Stock Purchase Agreement for        Exhibit 4.12 to 1995 Form 10-K
                      January 1996 Private Placement

   10.14              Form of Warrant to Purchase Common Stock    Exhibit 99.1 to Form S-8 Registration Statement
                                                                  No. 333-19465

   10.15              1996 Equity Incentive Plan (the "1996       Exhibit 99.1 to Form S-8 Registration Statement
                      Plan")                                      No. 333-06771

   10.16              Sub-Lease Agreement dated April 15,         Exhibit 3.1 to Form 10-Q for the quarter ended
                      1996, between the Company and               March 30, 1996
                      Bristol-Myers Squibb Company

   10.17              Common Stock Purchase Warrant dated June    Exhibit 99.1 to Form S-8 Registration Statement
                      10, 1991                                    No. 333-06765

   10.18              Warrant Agreement dated as of August 29,    Exhibit 99.1 to Form S-3 Post Effective
                      1991 between IMRE Corporation and           Amendment to Registration Statement No. 33-71278
                      Manufacturers of Hanover Trust Company
                      of California (now know as Chemical
                      Trust Company of California)

   10.19              Successor Warrant Agent Agreement date      Exhibit 99.2 to Form S-3 Post Effective
                      July 23, 1996 between the Registrant and    Amendment to Registration Statement No. 33-71278
                      American Stock Transfer & Trust Company

   10.20              Form of Incentive Stock Option Agreement    Exhibit 3.1 to Form 10-Q for the quarter ended
                      under the 1996 Plan                         March 30, 1996

   10.21              1996 Equity Incentive Plan Form of          Exhibit 3.1 to Form 10-Q for the quarter ended
                      Non-Statutory Stock Option Agreement        March 30, 1996

   10.22              Incentive Stock Option and Appreciation     Exhibit 99.4 to Form S-8 Registration Statement
                      Plan, as amended June 29, 1992              No. 333-06771

   10.23              Form of Incentive Stock Option Agreement    Exhibit 99.5 to Form S-8 Registration Statement
                      under the ISO Plan                          No. 333-06771

   10.24              Amended and Restated 1988 Nonqualified      Exhibit 99.6 to Form S-8 Registration Statement
                      Stock Option Plan                           No. 333-06771

   10.25              Form of Nonqualified Stock Option           Exhibit 99.7 to Form S-8 Registration Statement
                      Agreement under the 1988 Plan               No. 333-06771

   10.26              Form of Stock Option Agreement for          Exhibit 99.8 to Form S-8 Registration Statement
                      issuance's of all non-plan options          No. 333-06771

   10.27              Form of Nonstatutory Stock Option           Exhibit 99.3 to Form S-8 Registration Statement
                      Agreement under the 1996 Plan               No. 333-06771

   10.28              Stock Option and Stock Appreciation Plan    Exhibit 28.1 to Form S-8 Registration Statement
                                                                  No. 333-06771

                                      37.

   10.29              Warrant Agreement dated September 19,       Exhibit 10.1 to Form S-3 Registration Statement
                      1996 between the Registrant and American    No. 333-15483
                      Stock Transfer & Trust company

   10.30              1988 Nonqualified Stock Option Plan         Exhibit 28.3 to Form S-8 Registration Statement
                                                                  No. 333-06771

   10.31              Sub-lease Agreement dated October 11,       Exhibit 10.3 to 1993 Form 10-K
                      1991

   10.32              Lease Agreement dated April 26, 1994        Exhibit 10.4 to 1994 Form 10-K

   10.33              Warrant Agreement dated as of August 29,    Exhibit 99.1 to Form S-3 Registration Statement
                      1991 between IMRE Corporation and           No. 33-71278
                      Manufacturers Hanover Trust Company of
                      California (now known as Chemical Trust
                      Company of California)

   10.34              Form of Exchange of Bridge Debt and         Exhibit 10.1 to Form S-3 Registration Statement
                      Warrant Termination Agreement               No. 333-15483

   10.35              Employment Agreement with Jay D. Kranzler   Exhibit 10.8 to 1995 Form 10-K

   10.36              Employment Agreement with Debby Jo Blank    Exhibit 10.9 to 1995 Form 10-K

   10.37              Spear, Leeds & Kellogg Stock Purchase       Exhibit 10.37 to Form S-1 Registration Statement
                      Agreement                                   No. 333-45705

   10.38              Employment Offer Letter dated as of
                      February 18, 1999 between the Registrant and Carl F. Bobkoski

   10.39              Separation Agreement dated March 15,
                      1999 between the Registrant and Debby Jo
                      Blank

   10.41              Sublease dated February 1, 1999 between
                      the Company and Cardia Pacemakers, Inc.
                      and related lease dated August 1991
                      between Michael R. Mastro and Redmond
                      East Associates and Incontrol, Inc.
                      and Amendments One through Ten.

   23.1               Consent of Ernst & Young LLP,
                      Independent Auditors

   24.1               Power of Attorney                           Reference is made to page [37]

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

                                    CYPRESS BIOSCIENCE, INC.

                                    By:     /s/ JAY D. KRANZLER
                                           ---------------------
                                                Jay D. Kranzler, M.D., Ph. D.
                                                Chief Executive Officer, and
                                                Chief Financial Officer

Date:  March 30, 1999

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

SIGNATURE                                                          TITLE                               DATE
---------                                                          -----                               ----
/s/ JAY D. KRANZLER                         Chief Executive Officer, Chief Financial Officer and   March 30, 1999
-----------------------------------------   Chairman of the Board (Principal Executive Officer
Jay D. Kranzler, M.D., Ph.D.                and Principal Financial and Accounting Officer)

/s/ RICHARD M. CROOKS, JR.                  Director                                               March 30, 1999
-----------------------------------------
Richard M. Crooks, Jr.

/s/ PHILIP J. O'REILLY                      Director                                               March 30, 1999
-----------------------------------------
Philip J. O'Reilly

/s/ JACK H. VAUGHN                          Director                                               March 30, 1999
-----------------------------------------
Jack H. Vaughn

/s/ SAMUEL D. ANDERSON                      Director                                               March 30, 1999
-----------------------------------------
Samuel D. Anderson

/s/ DAVID GOLDE                             Director                                               March 30, 1999
-----------------------------------------
David Golde, M.D.

                            CYPRESS BIOSCIENCE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors......................................................   F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997...........................................   F-3
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.............   F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996...   F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.............   F-6
Notes to Consolidated Financial Statements.............................................................   F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Cypress Bioscience, Inc.

We have audited the accompanying consolidated balance sheets of Cypress Bioscience, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cypress Bioscience, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


San Diego, California
January 21, 1999,
except for Note 11, as to which the date is March 26, 1999

                            CYPRESS BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
                                                                                  1998                             1997
                                                                                ------------                   ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $  5,619,568                   $  7,541,320
 Short-term investments                                                                    -                        974,333
 Accounts receivable:
  Trade, net of allowance for doubtful accounts of $32,645 in 1998
   and $178,719 in 1997                                                              408,902                        372,741
  Other                                                                              175,298                        140,487
 Inventories                                                                       1,014,443                        628,004
 Prepaid expenses                                                                    254,891                        114,382
                                                                                ------------                   ------------
  Total current assets                                                             7,473,102                      9,771,267

Property and equipment, net                                                        1,789,976                      1,991,777
Restricted cash                                                                       35,000                              -
Convertible debenture issuance costs, net                                             17,957                         25,722
                                                                                ------------                   ------------
  Total assets                                                                  $  9,316,035                   $ 11,788,766
                                                                                ============                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                                              $    778,061                   $    530,132
  Accrued compensation                                                               164,832                        175,929
  Accrued liabilities                                                                952,448                      1,144,692
  Current portion of capital leases                                                    9,823                          4,286
                                                                                ------------                   ------------
   Total current liabilities                                                       1,905,164                      1,855,039

 Convertible debentures                                                              400,000                        400,000
 Capital leases, net of current portion                                               21,496                          7,735
 Note payable                                                                        144,804                              -

 Commitments and contingencies (Note 6)

 Stockholders' equity:
  Series A convertible preferred stock, $.02 par value; authorized
   3,333,333 shares; issued and outstanding, 1,156,832 shares at
   December 31, 1998; liquidation preference of $1,735,248 at
   December 31, 1998                                                                  23,136                              -

  Common stock, $.02 par value; authorized 60,000,000 shares;
   issued and outstanding, 41,402,045 and 38,545,808 shares at
   December 31, 1998 and 1997, respectively                                          828,041                        770,916

  Additional paid-in capital                                                      86,238,466                     78,041,636
  Deferred compensation                                                             (239,446)                      (504,315)
  Accumulated deficit                                                            (80,005,626)                   (68,782,245)
                                                                                ------------                   ------------
   Total stockholders' equity                                                      6,844,571                      9,525,992
                                                                                ------------                   ------------
   Total liabilities and stockholders' equity                                   $  9,316,035                   $ 11,788,766
                                                                                ============                   ============

See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ended December 31,
                                                     1998                         1997                          1996
                                                 ------------                  -----------                  ------------
Product sales                                    $  2,374,970                  $ 2,970,342                  $  1,967,976
Grant income                                          308,470                      325,316                             -
                                                 ------------                  -----------                  ------------
                                                    2,683,440                    3,295,658                     1,967,976
Costs and expenses:
  Production costs                                  2,113,781                    1,772,681                     1,482,563
  Sales and marketing                               2,378,443                    1,292,942                       794,356
  Research and development                          4,290,727                    6,707,557                     4,002,968
  General and administrative                        3,345,241                    2,803,079                     4,649,298
  Acquired in-process research and
   development                                              -                            -                     5,146,943
  Restructuring expense                                     -                            -                       493,712
  Debt conversion expense                                   -                            -                       276,688
                                                 ------------                  -----------                  ------------
                                                   12,128,192                   12,576,259                    16,846,528
Other income (expense):
  Interest income                                     341,755                      425,935                       458,070
  Interest expense                                    (41,953)                     (31,737)                   (1,119,726)
                                                 ------------                  -----------                  ------------
                                                      299,802                      394,198                      (661,656)
Net loss before imputed dividend on
  Series A convertible preferred stock             (9,144,950)                  (8,886,403)                  (15,540,208)

Undeclared, imputed dividend on
  Series A convertible preferred stock             (2,078,431)                           -                             -
                                                 ------------                  -----------                  ------------
Net loss applicable to common
  stockholders                                   $(11,223,381)                 $(8,886,403)                 $(15,540,208)
                                                 ============                  ===========                  ============
Net loss per share applicable to common
  stockholders - basic and diluted               $      (0.29)                 $     (0.25)                 $      (0.53)
                                                 ============                  ===========                  ============
Shares used in computing net loss
  per share applicable to common
  stockholders - basic and diluted                 39,234,741                   35,236,579                    29,206,470
                                                 ============                  ===========                  ============

See accompanying notes.

                           CYPRESS BIOSCIENCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                       Preferred Stock           Common Stock         Additional
                                                  -----------------------  ----------------------      Paid-in      Deferred
                                                     Shares    Par Value     Shares     Par Value      Capital    Compensation
                                                  ----------    --------   ----------   --------     -----------   -----------
Balance December 31, 1995                                  -   $       -   18,693,595   $373,872     $43,457,000   $         -
 Stock options exercised                                   -           -       47,500        950          84,050             -
 Stock issued for services                                 -           -       31,765        635          54,365             -
 Stock issued for debenture interest                       -           -       12,005        240          28,963             -
 Stock issued for debt conversion                          -           -    1,435,955     28,719       2,495,713             -
 Debt discount related to Senior Convertible
  Debentures                                               -           -            -          -       1,063,000             -
 Stock issued to match 401(k) contributions                -           -       50,791      1,016         100,910             -
 Stock issued in 1996 private placements                   -           -   12,008,702    240,174      17,951,611             -
 Stock issued in conjunction with the acquisition
  of PRP, Inc.                                             -           -    2,292,798     45,856       4,539,740             -
 Deferred compensation related to stock options            -           -            -          -       1,756,949    (1,756,949)
 Compensation related to stock options                     -           -            -          -         822,382             -
 Amortization of deferred compensation                     -           -            -          -               -       741,211
 Net loss                                                  -           -            -          -               -             -
                                                  ----------    --------   ----------   --------     -----------   -----------
Balance December 31, 1996                                  -           -   34,573,111    691,462      72,354,683    (1,015,738)
 Stock options exercised                                   -           -       20,000        400          37,100             -
 Deferred compensation related to stock options            -           -            -          -         (10,284)       10,284
 Stock issued to match 401(k) contributions                -           -      101,668      2,033         163,623             -
 Stock issued in October 1997 private placement            -           -    3,851,029     77,021       5,496,514             -
 Amortization of deferred compensation                     -           -            -          -               -       501,139
 Net loss                                                  -           -            -          -               -             -
                                                  ----------    --------   ----------   --------     -----------   -----------
Balance December 31, 1997                                  -           -   38,545,808    770,916      78,041,636      (504,315)
 Stock options and warrants exercised                      -           -      876,681     17,534       1,448,435             -
 Deferred compensation related to stock options
  and warrants                                             -           -            -          -         194,870      (194,870)
 Stock issued to match 401(k) contributions                -           -       72,827      1,456         205,898             -
 Series A convertible preferred stock issued in
  September 1998 private placement                 3,063,561      61,271            -          -       4,269,196             -
 Imputed dividend on Series A convertible
  preferred stock                                          -           -            -          -       2,078,431             -
 Preferred stock conversions                      (1,906,729)    (38,135)   1,906,729     38,135               -             -
 Amortization of deferred compensation                     -           -            -          -               -       459,739
 Net loss                                                  -           -            -          -               -             -
                                                  ----------    --------   ----------   --------     -----------   -----------
Balance December 31, 1998                          1,156,832    $ 23,136   41,402,045   $828,041     $86,238,466   $  (239,446)
                                                  ==========    ========   ==========   ========     ===========   ===========

                                                   Accumulated
                                                     Deficit           Total
                                                   -------------     -------------------
Balance December 31, 1995                          $(44,355,634)     $   (524,762)
 Stock options exercised                                      -            85,000
 Stock issued for services                                    -            55,000
 Stock issued for debenture interest                          -            29,203
 Stock issued for debt conversion                             -         2,524,432
 Debt discount related to Senior Convertible
  Debentures                                                  -         1,063,000
 Stock issued to match 401(k) contributions                   -           101,926
 Stock issued in 1996 private placements                      -        18,191,785
 Stock issued in conjunction with the acquisition
  of PRP, Inc.                                                -         4,585,596
 Deferred compensation related to stock options               -                 -
 Compensation related to stock options                        -           822,382
 Amortization of deferred compensation                        -           741,211
 Net loss                                           (15,540,208)      (15,540,208)
                                                   ------------      ------------
Balance December 31, 1996                           (59,895,842)       12,134,565
 Stock options exercised                                      -            37,500
 Deferred compensation related to stock options               -                 -
 Stock issued to match 401(k) contributions                   -           165,656
 Stock issued in October 1997 private placement               -         5,573,535
 Amortization of deferred compensation                        -           501,139
 Net loss                                            (8,886,403)       (8,886,403)
                                                   ------------      ------------
Balance December 31, 1997                           (68,782,245)        9,525,992
 Stock options and warrants exercised                         -         1,465,969
 Deferred compensation related to stock options
  and warrants                                                -                 -
 Stock issued to match 401(k) contributions                   -           207,354
 Series A convertible preferred stock issued in
  September 1998 private placement                            -         4,330,467
 Imputed dividend on Series A convertible
  preferred stock                                    (2,078,431)                -
 Preferred stock conversions                                  -                 -
 Amortization of deferred compensation                        -           459,739
 Net loss                                            (9,144,950)       (9,144,950)
                                                   ------------      ------------
Balance December 31, 1998                          $(80,005,626)     $  6,844,571
                                                   ============      ============

See accompanying notes.
----------------------

                            CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                1998                        1997                         1996
                                                            -----------                 -----------                 ------------
OPERATING ACTIVITIES
Net loss                                                    $(9,144,950)                $(8,886,403)                $(15,540,208)
Adjustments to reconcile net loss to net cash used
  in operating activities:
 Depreciation and amortization                                  549,953                     481,567                      182,845
 Acquired in-process research and development                         -                           -                    5,146,943
 Amortization of deferred compensation                          459,739                     501,139                      741,211
 Compensation related to stock options                                -                           -                      822,382
 Common stock issued for services and expenses                  207,354                     165,656                      186,129
 Debt conversion expense                                              -                           -                      276,688
 Gain on disposal of property and equipment                      (6,610)                     (3,298)                     (11,110)
 Debt discount related to Senior Convertible Debentures               -                           -                    1,063,000
 Changes in operating assets and liabilities, net of
   effects from acquisition of PRP, Inc.:
  Accounts receivable, net                                      (36,161)                    (28,700)                    (320,191)
  Other receivables                                             (34,811)                     10,467                     (111,020)
  Inventories                                                  (386,439)                    345,763                      174,739
  Prepaid expenses                                             (140,509)                     56,849                       39,655
  Accounts payable and other accrued liabilities                 44,588                    (536,530)                     (94,678)
                                                            -----------                 -----------                 ------------
  Net cash used in operating activities                      (8,487,846)                 (7,893,490)                  (7,443,615)

INVESTING ACTIVITIES
 Purchase of property and equipment                            (345,636)                   (118,038)                    (997,602)
 Proceeds from sale of property and equipment                    11,859                       7,685                       36,735
 Purchase of short-term investments                          (1,000,900)                 (2,006,773)                  (2,890,160)
 Sale of short-term investments                               1,975,233                   3,922,600                            -
 Restricted cash                                                (35,000)                          -                            -
 Acquisition of PRP, Inc., net of $83,399 cash acquired               -                           -                     (361,029)
                                                            -----------                 -----------                 ------------
  Net cash provided by (used in) investing activities           605,556                   1,805,474                   (4,212,056)

FINANCING ACTIVITIES
 Net proceeds from issuance of common stock                           -                   5,573,535                   18,276,785
 Net proceeds from issuance of preferred stock                4,330,467                           -                            -
 Net proceeds from exercises of stock options and
   warrants                                                   1,465,969                      37,500                            -
 Proceeds from issuance of convertible debentures                     -                           -                      500,000
 Proceeds (payment) of capital lease obligation                  19,298                     (27,207)                     (13,565)
 Note payable                                                   144,804                           -                            -
 Debt issuance and conversion costs                                   -                           -                      (71,919)
                                                            -----------                 -----------                 ------------
  Net cash provided by financing activities                   5,960,538                   5,583,828                   18,691,301

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,921,752)                   (504,188)                   7,035,630
 Cash and cash equivalents at beginning of the year           7,541,320                   8,045,508                    1,009,878
                                                            -----------                 -----------                 ------------
 Cash and cash equivalents at end of the year               $ 5,619,568                 $ 7,541,320                 $  8,045,508
                                                            ===========                 ===========                 ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid                                              $    40,873                 $    31,661                 $     14,681
                                                            ===========                 ===========                 ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
 Stock issued for debt conversion                           $         -                 $         -                 $  2,524,432
                                                            ===========                 ===========                 ============

See accompanying notes.

                           CYPRESS BIOSCIENCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS OF THE COMPANY

     Cypress Bioscience, Inc. (the "Company") researches, develops, manufactures and markets medical devices and therapeutics for the treatment of certain types of immune system disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The Company's first product, the Prosorba column, a medical device, treats a patient's defective immune system so that it can more effectively respond to certain diseases. The Company received marketing approval from the U.S. Food and Drug Administration ("FDA") in December 1987 to distribute the Prosorba column for the treatment of idiopathic thrombocytopenic purpura ("ITP"), an immune-mediated bleeding disorder. The Company's sales are primarily derived from within the United States. The Company is also developing Cyplex(TM), a platelet alternative, previously known as Infusible Platelet Membranes ("IPM"), as an alternative to traditional platelet transfusions.

     The Company's current clinical efforts to expand the approved indications for the Prosorba column are focused primarily on rheumatoid arthritis ("RA"). In January 1998, the Company's Phase III clinical trial evaluating the use of the Prosorba column in the treatment of RA was stopped early due to the achievement of favorable safety and statistically significant results. In October 1998, a U.S. Food and Drug Administration ("FDA") Gastroenterology and Urology Device Advisory Panel recommended for approval the Prosorba column for the treatment of moderate to severe RA.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

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

Cash, Cash Equivalents and Short-term Investments
-------------------------------------------------

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

Inventories
-----------

     Inventories are stated at the lower of cost (using the weighted average method based on the first-in, first-out method) or market.

Property and Equipment
----------------------

     Property and equipment, including assets acquired under capital leases, are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (three to five years) or the lease term using the straight-line method. The Company does not depreciate assets classified as construction in progress assets until the assets are placed in operations.

Accrued Clinical Trial Costs
----------------------------

     The Company enrolls patients in various clinical trial sites which are conducted in the United States. The Company records the cost of such studies as the clinical work is performed by the respective research entities. The Company accrues costs related to clinical trials in the period incurred.

Convertible Debenture Issuance Costs
------------------------------------

     Convertible debenture issuance costs are being amortized over the life of the related debentures.

Stock and Stock Warrants Issued for Services
--------------------------------------------

     Common stock and common stock warrants issued for services rendered to the Company are recorded at the fair market value of the stock or stock warrant issued or the value of the services rendered, whichever is more clearly determinable.

Revenue Recognition
-------------------

     Revenue from product sales is recognized when products are shipped. Revenues from government grants are recognized based on performance requirements of the grant or as the grant expenditures are incurred. Research and development expenses are recognized as incurred.

Net Loss Per Share
------------------

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, the computation of net loss per share is based upon the weighted average number of shares of common stock issued and outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures are excluded from the computation, as their effect is antidilutive.

Long-Lived Assets
-----------------

     In accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. To date, the Company has not identified any indicators of impairment or recorded any impairments of long-lived assets.

Recently Issued Accounting Standards
------------------------------------

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, Segment Information ("SFAS 131"). SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from the transactions and other events and circumstances from non-owner sources. Comprehensive net loss is the same as the net loss in all years presented.

     SFAS 131 redefines segments and requires companies to report financial and descriptive information about their operating segments. The Company has determined that it operates in one business segment and therefore the adoption of SFAS 131 had no effect on the Company's financial statements.

3.  FINANCIAL STATEMENT DETAILS

Short-term Investments and Cash Equivalents
-------------------------------------------

     A summary of the estimated fair value of cash equivalents and short-term investments is shown below as of December 31:

                                                    1998           1997
                                                 -----------    -----------
   Money market funds                            $ 4,611,162    $   996,075
   U.S. government agency securities                       -      6,947,133
                                                 -----------    -----------
       Total securities                            4,611,162      7,943,208
   Less amounts classified as cash equivalents    (4,611,162)    (6,968,875)
                                                 -----------    -----------
       Total short-term investment securities    $         -    $   974,333
                                                 ===========    ===========

     The estimated fair value of each cash equivalent and short-term investment security approximates cost and no unrealized gains or losses were reported as of December 31, 1998 or 1997. Realized gains or losses on sales of available-for-sale securities in 1998 and 1997 were not significant.

Inventories
-----------

     Inventories are comprised of the following as of December 31:

                                              1998          1997
                                            ----------    --------
     Raw materials and components           $  536,513    $166,714
     Work in progress                          288,930     354,010
     Finished goods                            189,000     107,280
                                            ----------    --------
                                            $1,014,443    $628,004
                                            ==========    ========

Property and Equipment
----------------------

     Property and equipment are comprised of the following as of December 31:

                                                           1998         1997
                                                      -----------  -----------
     Laboratory and production equipment              $ 2,551,468  $ 2,610,417
     Office equipment                                     628,928      456,343
     Vehicles                                              20,924       20,924
     Leasehold improvements                                73,407       51,753
                                                      -----------  -----------
                                                        3,274,727    3,139,437
     Accumulated depreciation and amortization         (1,484,751)  (1,147,660)
                                                      -----------  -----------
                                                      $ 1,789,976  $ 1,991,777
                                                      ===========  ===========

     Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $542,188, $473,802 and $171,015, respectively. The cost and accumulated depreciation for assets acquired under capital leases totaled $120,387 and $51,414, respectively, at December 31, 1998 and $98,495 and $34,658, respectively, at December 31, 1997.

Accrued Liabilities
-------------------

     Accrued liabilities are comprised of the following as of December 31:

                                          1998            1997
                                        --------       ----------
     Accrued clinical trial costs       $576,690       $  834,815
     Other                               375,758          309,877
                                        --------       ----------
                                        $952,448       $1,144,692
                                        ========       ==========

4.  ACQUISITIONS

PRP, Inc.
---------

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

     In connection with the acquisition, the Company issued to certain holders of outstanding debt of PRP, in full satisfaction and settlement of such indebtedness, Units with an approximate total fair value of $4.5 million, based upon a price of $4.00 per Unit, which was the price identical units were sold for in a private placement in October 1996 (see Note 9). Each Unit was comprised of two shares of the Company's common stock and one common stock purchase warrant.

     The holders of PRP equity securities (including holders of options and warrants of PRP) (the "Equity Holders") will also be entitled to receive earn-out payments, if any, on a pro rata basis, on net sales of products developed using PRP's technology acquired by the Company in the acquisition. In addition, in conjunction with obtaining approval from the FDA of the use of Cyplex(TM), a platelet alternative for the treatment of thrombocytopenia, the Company shall make a payment of $5.0 million (the "Milestone Payment") to the Equity Holders, with such payment being in the form of, at the Company's discretion, cash, Company common stock, or a combination of the two. The earn-out payments, if earned, will be treated as compensation expense because most of such earn-out payments will be made to former stockholders of PRP and the milestone payments, if earned will either be expensed as acquired in-process research and development or capitalized as purchased technology, depending upon the evaluation of the technology to be made by the Company at such future date.

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

     Subject to limited exceptions, the Company is obligated to spend $4.0 million to commercialize Cyplex(TM). The only circumstances under which the Company may decrease or cease commercialization of Cyplex(TM) prior to expending $4.0 million would be if the Company encounters critical problems with the commercialization of Cyplex(TM), including problems related to efficacy or economic viability, such as would render Cyplex(TM), on a stand-alone basis, unsafe, ineffective or incapable of generating a reasonable, positive cash flow. As of December 31, 1998, the Company has spent approximately $4.2 million in its effort to commercialize Cyplex(TM).

     The following unaudited pro forma data reflects the combined results of operations of the Company and PRP for the year ended December 31, 1996 as though the acquisition had occurred on January 1, 1995, and assumes the charge of $5,147,000 for acquired in-process research and development was recorded on that date.

                        PRO FORMA RESULTS OF OPERATIONS

                                                 December 31, 1996
                                                 -----------------
     Revenues                                       $  2,029,773
     Net loss                                       $(12,111,248)
     Net loss per share - basic and diluted         $      (0.39)

5.  RESTRUCTURING EXPENSE

     In January 1996, the Company notified approximately twenty employees, which was slightly greater than half of its work force, that their positions were being terminated immediately as part of the restructuring. Such positions were from all departments of the Company. In March 1996, the Company entered into a termination agreement with its former Chief Scientific Officer which included the issuance of non-qualified stock options to purchase 705,000 shares of common stock (see Note 6). Costs related to these terminations were approximately $494,000 and were recorded as a restructuring expense in 1996. In addition, the Company incurred approximately $300,000 in costs associated with moving the administration, research and medical departments to San Diego, with most costs being attributable to relocation costs of the few members of management moving to San Diego. Such costs were recorded as general and administrative expenses in 1996.

6.  COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

     The Company currently occupies approximately 8,000 square feet of leased office space in San Diego, California. The San Diego facility houses the Company's executive and administrative offices. The five-year lease for this facility expires in 2001. In accordance with the San Diego facility lease, the Company has maintained a $35,000 certificate of deposit which is classified as restricted cash on the December 31, 1998 balance sheet.

     The Company leases 6,916 square feet for its manufacturing facility in Redmond under a lease expiring in 2004. The facility has historically been used to produce commercial quantities of both protein A and the chemically coated
silica matrix used in the manufacture of the Prosorba column.   Assembly of the
Prosorba column had historically been performed in the Company's Seattle facility. The Redmond facility, however, has been renovated so that both raw material production and assembly of the Prosorba column can be performed in a single facility. In June 1998, the Company signed a new lease for 3,400 square feet in Redmond to house the Company's research and medical personnel. In August 1998, the Company leased a 4,000 square foot single family residence which is used by the Company's executives, medical employees, and consultants while traveling to Redmond.

     The table below indicates future minimum lease obligations under the operating leases as of December 31, 1998:

                     1999                            $235,504
                     2000                             217,552
                     2001                             174,990
                     2002                             113,184
                     2003                             113,184
                     Thereafter through 2004          113,184
                                                     --------
                                                     $967,598
                                                     ========

     Total rent expense was approximately $367,000, $501,000, and $494,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Sublease income was approximately $117,000 and $149,000 for the years ended December 31, 1997 and 1996, respectively. No sublease income was received in 1998.

Severance Agreement
-------------------

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

Employment Agreements
---------------------

     The Company entered into employment agreements in December 1995 with a new Chief Executive Officer and a new President, Chief Operating Officer each for a term of five years. The agreements provide for specified compensation which include salary, bonuses and a lump sum payment in the event of a termination of employment, without cause, as defined. Bonuses of $270,000 and $225,000 were earned and included in general and administrative expenses in the years ended 1997 and 1996, respectively.

     The agreements provided for the granting of an aggregate of 4,159,824 options to purchase the Company's common stock. On the date the options were granted, the closing bid price of the Company's stock was $1.875 per share. The exercise price of the options was $1.50 per share, reflecting the price per share of stock sold in the private placement of approximately 8,500,000 shares on the same date (see Note 9). The Company recorded $1,559,934 of deferred compensation expense on such date, reflecting the difference between the closing bid price of the Company's common stock on the date of issuance and the option exercise price. Options to purchase 25% of the total amount granted vested immediately with the remainder to vest over a four year period. The deferred compensation balance is being amortized 25% immediately with the remainder over the four year vesting period. Such options will vest immediately upon a merger of the Company or in the event of a termination of employment without cause, as defined.

7.  LONG-TERM OBLIGATIONS

7% Convertible Debentures
-------------------------

     In April 1994, the Company completed a private placement of $4,245,000 principal amount of 7% convertible debentures due March 2001 ("7% Convertible Debentures"). Interest is payable in cash or shares of common stock at the option of the Company.

     In September 1995, the Company completed an exchange offering to holders of the 7% Convertible Debentures. The Company offered to exchange the 7% Convertible Debentures for restricted common stock at $2.25 per share at the time the fair market value of the Company's common stock was $3.81. Of the original $4,245,000 outstanding principal amount, $2,200,000 of the 7% Convertible Debentures was converted. In the fourth quarter of 1995 and the first quarter of 1996, an additional $700,000 and $100,000, respectively, of 7% Convertible Debentures was converted into common stock at the original conversion price of $2.88 per share.

     In March 1996, the Company completed a second exchange offering made to holders of its outstanding 7% Convertible Debentures at the time the fair market value of the Company's common stock was $2.25. The Company offered to exchange the 7% Convertible Debentures for common stock of the Company at a price of $2.25 per share. Of the $1,245,000 outstanding principal amount, $845,000 was converted into 399,252 shares of common stock of the Company (which amount includes 23,700 shares issued as interest on the 7% Convertible Debentures), pursuant to the exchange offering. At December 31, 1996, there was outstanding principal of $400,000 of the 7% Convertible Debentures. The Company recorded a non-cash expense of $183,688 in 1995, which represents the fair market value of the increased number of shares issued under the terms of the offering memorandum compared to the original conversion terms. In 1996, the Company charged an additional $93,000 to debt conversion expense for the unamortized deferred debt issuance costs related to the debentures converted in 1996.

Note Payable
------------

     In March 1998, the Company received a loan totaling $440,000 to finance the purchase of fixed assets of which $144,804 is outstanding at December 31, 1998. In accordance with the terms, the line matures in March 2002 and interest is accrued at the banks prime rate plus 0.5% (7.75% at December 31, 1998). The loan is fully collateralized by the fixed assets financed with the line of credit with a net book value of approximately $126,000 at December 31, 1998.

8.  SENIOR CONVERTIBLE DEBENTURES

     In December 1995, the Company completed a private placement of $1,500,000 principal amount of Senior Convertible Debentures due in July 1996 to a group of investors, including $500,000 issued to Allen & Company. The Company received $1.0 million in cash on 1995 and the remaining $500,000 during the first week of January 1996. The debt was convertible into common stock at the price of the Company's next equity financing round.

     In January 1996, the Senior Convertible Debentures, under their original terms, were automatically converted, at $1.50 per share, into 1,000,000 shares of the Company's common stock simultaneously with the closing of a private placement of common stock (see Note 9). The Company recorded approximately $1.1 million of interest expense in January 1996 for the difference between the fair market value of the Company's common stock on the conversion date and the conversion price of $1.50.

9.  STOCKHOLDERS' EQUITY

Authorized Shares
-----------------

     The Company is authorized to issue up to 15,000,000 shares of preferred stock.

Private Placements
------------------

     In January 1996, the Company sold approximately 8,500,000 shares of common stock for $1.50 per share in a private placement, resulting in net proceeds to the Company of approximately $12,000,000. As a result of this private placement, the Senior Convertible Debentures automatically converted into 1,000,000 shares of common stock (see Note 8). In addition, upon closing of the private placement, the Company issued stock options to the new Chief Executive Officer and President aggregating 4,159,824 shares at an exercise price of $1.50 per share.

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

     In September 1998, the Company completed a private placement of 3,063,561 shares of the Company's Series A convertible preferred stock at a price of $1.50 per share for an aggregate offering price of approximately $4.6 million. Net proceeds to the Company were approximately $4.3 million. The Company recorded a non-cash imputed dividend of approximately $2.1 million related to the sales of Series A convertible preferred stock.

Preferred Stock
---------------

     The Series A preferred stock is senior to the common stock with respect to dividend rights and liquidation preferences. In the event the Board of Directors declares any cash dividends on common stock, the Board must also declare a cash dividend on the Series A preferred stock in an amount equal to the common equivalent per share dividend declared on the common stock. As of December 31, 1998, no dividends have been declared. In the event of any liquidation or winding up of the Company, the holders of the Series A preferred shares are entitled to receive, prior and in preference to the holders of common stock , a liquidation preference of $1.50 per share.

     Shareholders have the right to convert at any time the Series A preferred shares into shares of common stock of the Company initially on a one-for-one basis. The Series A preferred stock will automatically convert into common stock upon the first to occur of the following events: (i) completion by the Company of a public offering of equity securities raising gross proceeds of $15 million or more at a price that equals or exceeds $3.00; (ii) if the average closing sales price of the common stock as quoted on the Nasdaq SmallCap Market equals or exceeds $3.00 per share for any twenty trading days within a period of thirty consecutive trading days; or (iii) upon the written consent of the holders of a majority of the Preferred shares then outstanding.

     As of December 31,1998, the Company has reserved 1,156,832 shares of common stock for issuance upon the conversion of the authorized Series A preferred stock.

Warrants
--------

     In 1991, the Company granted warrants to purchase 749,900 shares of common stock to certain officers, directors and employees, which are exercisable through June 2001 at $1.875 per share. In April 1994, the Company issued Allen & Company a five-year warrant to purchase 300,000 shares of Common stock at $2.875 for its services as a placement agent for the 7% Convertible Debentures (see Note 8). In conjunction with the private placement completed in October 1996, as well as in conjunction with the PRP, Inc. acquisition, the Company granted warrants to purchase 2,880,399 shares of common stock. The warrants entitle the holder to purchase a share of common stock for $2.00 per share. The warrants expire in October 2001 and are redeemable, in certain circumstances, for

$0.10 per warrant, beginning in September 1997. In 1998, the Company granted warrants to purchase 250,800 shares of common stock to consultants which are exercisable through November 2001 at prices ranging from $1.88 to $2.40.

Stock Options
-------------

     1996 EQUITY INCENTIVE PLAN. In April 1996, the Company adopted the 1996 Equity Incentive Plan authorizing the issuance of both incentive and non-qualified options to purchase the Company's Common Stock, as well as the granting of stock appreciation rights, stock bonuses and rights to purchase restricted stock. Under the plan, 10,000,000 shares of the Company's Common Stock are reserved for issuance to directors, officers and key employees of, and consultants and certain advisors to, the Company.

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

     The following table summarizes the activity of the Company's stock options and warrants:

                                                               NUMBER OF WARRANTS / OPTIONS
                                  -------------------------------------------------------------------------------------

                                                         1996             INCENTIVE
                                                   EQUITY INCENTIVE         STOCK         NON-QUALIFIED         Other
                                   WARRANTS          PLAN OPTIONS          OPTIONS        STOCK OPTIONS        Options
                                  -------------------------------------------------------------------------------------
Balance December 31, 1995          2,819,800                      -         268,600           1,522,500         675,835
     Granted                       2,880,399              5,607,157               -              30,000         929,000
     Exercised                             -                      -               -             (47,500)              -
     Canceled                       (335,000)               (20,000)       (207,600)           (533,000)       (454,000)
     Expired                               -                      -               -            (500,000)              -
                                  -------------------------------------------------------------------------------------
Balance December 31, 1996          5,365,199              5,587,157          61,000             472,000       1,150,835
     Granted                               -                789,522               -              30,000               -
     Exercised                             -                (20,000)              -                   -               -
     Canceled                       (180,800)              (322,479)        (33,250)            (32,000)         (6,000)
     Expired                      (1,850,000)                     -          (1,500)                  -        (192,730)
                                  -------------------------------------------------------------------------------------
Balance December 31, 1997          3,334,399              6,034,200          26,250             470,000         952,105
     Granted                         250,800              1,311,625               -                   -               -
     Exercised                      (125,250)              (664,650)              -             (10,000)       (118,000)
     Canceled                              -               (260,346)              -                   -               -
     Expired                          (6,800)               (17,951)              -                   -         (33,105)
                                  -------------------------------------------------------------------------------------
Balance December 31, 1998          3,453,149              6,402,878          26,250             460,000         801,000
                                  =====================================================================================

     All warrants are exercisable at December 31, 1998 at exercise prices ranging from $1.88 to $2.88, and 3,453,149 shares of common stock were reserved for future issuance.

     With respect to stock options, at December 31, 1998, 2,912,472 options were available for future grant and 10,602,600 shares of common stock were reserved for future issuance.

     Following is a further breakdown of the options outstanding as of December 31, 1998:

                                         WEIGHTED                                    WEIGHTED
                                         AVERAGE       WEIGHTED                       AVERAGE
                                        REMAINING       AVERAGE                   EXERCISE PRICE OF
       RANGE OF          OPTIONS       CONTRACTUAL     EXERCISE      OPTIONS          OPTIONS
    EXERCISE PRICES    OUTSTANDING    LIFE IN YEARS     PRICE      EXERCISABLE      EXERCISABLE
    ---------------    -----------    -------------    --------    -----------    -----------------
      $1.00 - $1.50     4,238,495          7.2           $1.50      3,548,170          $1.50
      $1.51 - $2.25     2,475,447          5.7           $1.98      1,957,287          $2.02
      $2.26 - $3.25       890,186          8.7           $2.57        208,871          $2.69
      $3.26 - $4.00        86,000          5.5           $3.61         46,000          $3.77
                        ---------                                   ---------
                        7,690,128                                   5,760,328
                        =========                                   =========

     The weighted average exercise prices and fair values for options granted in 1998 are as follows:

                                                   WEIGHTED AVERAGE
                                                  -------------------
                  Exercise Price on              FAIR      EXERCISE
                    DATE OF GRANT               VALUE       PRICE
            ------------------------------       -----      --------
            Equal to market price of stock       $2.14       $2.66

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                       1998          1997         1996
                                                     --------      --------     --------
Pro forma net loss (in thousands)                    $(13,079)     $(11,302)    $(18,452)
Pro forma net loss per share  basic and diluted      $  (0.33)     $  (0.32)    $  (0.63)

     The proforma results above for 1998, 1997 and 1996 are not likely to be representative of the effects of applying FAS 123 on reported net income or loss for future years as these amounts reflect the expense for less than four years of vesting.

     Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: a risk-free interest rate of 4.8%; a dividend yield of 0%; a volatility factor of 92.5%; and an option life of 7 years; for 1997: a risk-free interest rate of 6.49%; a dividend yield of 0%; a volatility factor of 93.9%; and an option life of 7 years; for 1996: a risk-free interest rate of 6.49%; a dividend yield of 0%; a volatility factor of 65%; and an option life of 7 years.

     The weighted average exercise prices for stock option activity are as follows:

                                                  NUMBER OF STOCK OPTIONS              WEIGHTED AVERAGE
                                                      UNDER ALL PLANS                  EXERCISE PRICES
                                                  ------------------------             ----------------
   Balance December 31, 1995                             2,466,935                           $2.34
        Granted                                          6,566,157                           $1.69
        Exercised                                          (47,500)                          $1.79
        Canceled                                        (1,214,600)                          $2.46
        Expired                                           (500,000)                          $2.19
                                                        ----------
   Balance December 31, 1996                             7,270,992                           $1.74
        Granted                                            819,522                           $1.72
        Exercised                                          (20,000)                          $1.88
        Canceled                                          (393,729)                          $2.08
        Expired                                           (194,230)                          $2.26
                                                        ----------
   Balance December 31, 1997                             7,482,555                           $1.71
        Granted                                          1,311,625                           $2.36
        Exercised                                         (792,650)                          $1.68
        Canceled                                          (260,346)                          $2.26
        Expired                                            (51,056)                          $2.73
                                                        ----------
   Balance December 31, 1998                             7,690,128                           $1.80
                                                        ==========

Defined Contribution Plan
-------------------------

     The Company sponsors a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code of 1986. This plan covers substantially all employees who provide more than 1,000 hours of service during the year.

     The Plan provides for matching contributions whereby the Company contributes common stock to the Plan on behalf of participants in an amount equal to 100% of the participants' contributions during the six-month periods ending on the last day of June and December. The Company's contributions will vest six months after the amount of the contribution is determined if the employee is still employed by the Company at the end of the vesting period, except for employees who have been with the Company more than five years for whom contributions will vest immediately. The expense recognized for shares contributed on behalf of employees was approximately $207,000, $166,000, and $102,000 for the years ended December 31, 1998, 1997 and 1996, respectively, based upon the market value of the Company's common stock on the date of the contribution.

10.  INCOME TAXES

     Significant components of the Company's deferred income tax assets as of December 31 are as follows:

                                                 1998                 1997
                                             ------------         ------------
     Net operating loss carryforwards        $ 21,416,000         $ 18,686,000
     Capitalized research & development         5,563,000            4,756,000
     Other                                      1,418,000            1,829,000
                                             ------------         ------------
                                               28,397,000           25,271,000
     Valuation allowance                      (28,397,000)         (25,271,000)
                                             ------------         ------------
                                             $          -         $          -
                                             ============         ============

     As of December 31, 1998, the Company has accumulated Federal and California net operating loss carryforwards of approximately $62,540,000 and $2,541,000, respectively. The federal tax loss carryforwards will continue to expire in 1999. The California tax loss carryforward will begin to expire in 2001 unless previously utilized. Additionally, the Company has Federal and California research and development tax credit carryforwards of approximately $965,000 and $34,000, respectively, which will begin expiring in 2004 unless previously utilized.

     In accordance with certain provision of the Internal Revenue Code ("IRC"), a change in ownership of greater than 50% within a three-year period will place an annual limitation on the Company's ability to utilize its existing net operating loss and tax credit carryforwards.

     As a result of the Company's sales of common stock, ownership changes occurred in September 1991 and October 1997. Accordingly, the utilization of net operating loss carryforwards which had accumulated as of September 1991 and October 1997 will be limited to a prescribed amount in each successive year. However, the Company believes that this limitation will not have a material effect on the financial statements.


11.  SUBSEQUENT EVENTS

     In February 1999, the Company entered into a sublease to occupy 21,000 additional square feet of manufacturing space in Redmond, Washington, which expires in 2005. Future minimum lease obligations under this operating lease is as follows: $243,250 in 1999; $357,000 in 2000; $369,250 in 2001; $378,000 in
2002; $388,500 in 2003, and $565,250 thereafter.

     In February 1999, the Company entered into an employment agreement to hire a president, chief operating officer and corporate secretary, whereby the compensation consists of a base salary of $215,000 and the eligibility, at the sole discretion of the Board of Directors, for an annual bonus equal to 25% of the base salary. The Company also granted options to purchase up to 500,000 shares of the Company's common stock at an exercise price of $2.75 per share, the fair market value on the date of grant. The options vest 25% in February 2000 and monthly thereafter. In the event the employment is terminated by the Company without cause due to a corporate merger or acquisition, the options will vest and become fully exercisable.

     The Company entered into a license and distribution agreement with Fresenius AG, a German company, and its U.S. subsidiary, Fresenius Hemotechnology, Inc. ("Fresenius") on March 26, 1999, whereby the Company granted to Fresenius the exclusive right to manufacture, sell and distribute the Prosorba column in the United States, Europe and Latin America, and subject to certain conditions, Japan, Thailand, China, New Zealand, Hong Kong, Korea, India and China. The agreement also provides for the equal sharing of profits attributable to the marketing of the Prosorba column and related products. As part of this agreement, the Company received approximately $1.0 million from the sale of 297,530 shares of the Company's common stock at $3.361 per share, $500,000 from the issuance of a warrant to purchase 342,466 shares of the Company's common stock at $7.50 per share, and approximately $4.1 million under a line of credit agreement due upon the earlier of (i) the date on which Fresenius exercises its option to purchase the Company's manufacturing facility in Redmond, Washington or (ii) December 31, 2000. Management believes that these funds, along with the existing cash balances, are adequate to fund operations through December 31, 1999.

     In March 1999, the Company demanded redemption of warrants to purchase approximately 2.7 million shares of common stock with an exercise price of $2.00 per share. The warrants will be redeemed on April 19, 1999 if not exercised prior to or on April 12, 1999.

     In March 1999, the closing sales price of the Company's common stock was equal to or greater than $3.00 per share for a period of 20 out of 30 trading days. Therefore, the 1,156,832 shares of outstanding preferred stock at December 31, 1998 will be automatically converted into common stock in 1999.