Form 10-K405/A
period 1998-12-31
CYPRESS BIOSCIENCE INC
filed 1999-04-22
CIK 716054

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 1, 1999 was $63,130,188.*

The number of shares outstanding of the Registrant's Common Stock as of March 1, 1999 was 42,607,582.

DOCUMENTS INCORPORATED BY REFERENCE:  None

______________________

* Calculated based on 20,610,574 shares of Common Stock held as of March 1, 1999 by nonaffiliates and a per share market price of $3.063. Excludes 21,997,008 shares of Common Stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at March 1, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

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

Recent Sales of Unregistered Securities
---------------------------------------

     In September 1998, the Company completed a private placement of 3,063,561 shares of the Company's Series A convertible preferred stock (the "Preferred Shares") at a price of $1.50 per share for an aggregate offering price of approximately $4.6 million. Net proceeds (after deducting placement fees of approximately $113,000, and other related expenses of approximately $152,000) to the Company were approximately $4.3 million. Each of the purchasers of the Preferred Shares was an "accredited investor" within the meaning of rule 501(a) promulgated under the Securities Act. The Company relied on the exemption provided by Section 4(2) under the Act. On January 20, 1999, the outstanding Preferred Shares were automatically converted into an equal number of shares of the Company's Common Stock.

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

                                                                  AMOUNT AND NATURE OF
                                                                 BENEFICIAL OWNERSHIP OF     PERCENT OF CLASS OF
BENEFICIAL OWNER OF COMMON STOCK (1)                               COMMON STOCK  (2)          COMMON STOCK (2)
------------------------------------                             -----------------------     -------------------
Allen & Company Incorporated.............................            7,328,307  (3)                 16.9%
 711 Fifth Avenue
 New York, New York  10022
Paramount Capital Asset Management, Inc..................           10,117,302  (4)                 23.7%
 787 Seventh Avenue, 44th Floor
 New York, NY 10019
Jay D. Kranzler..........................................            3,477,277  (5)                  7.6%
Debby Jo Blank...........................................            1,465,966  (6)                  3.4%
R. Michael Gendreau......................................              322,414  (7)                  *
Richard M. Crooks, Jr....................................            1,131,897  (8)                  2.7%
Jack H. Vaughn...........................................               66,000  (9)                  *
Philip J. O'Reilly.......................................               66,050 (10)                  *
Samuel D.  Anderson......................................              128,558 (11)                  *
David  Golde.............................................               27,052 (12)                  *
All Directors and Named Executive Officers as a
 Group (8 persons).......................................            6,685,214                      14.2%
                                                                    ----------

________________________
*Less than one percent

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedule 13Ds filed with the Securities and Exchange Commission (the "Commission"). Except as shown otherwise in the table, the address of each stockholder listed is in care of the Company at 4350 Executive Drive, Suite 325, San Diego, California, 92121.
(2) Except as otherwise indicated in the footnotes of this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable within 60 days of March 1, 1999 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentage of beneficial ownership is based upon 42,607,582 shares of the Company's Common Stock outstanding as of March 1, 1999.
(3) This information was derived from information provided to the Company by Allen & Company Incorporated. Includes warrants to purchase 478,000 shares of Common Stock exercisable within 60 days of March 1, 1999 (125,000 of the warrants are held in the name of Susan Allen). Also includes 250,000 shares of Common Stock held in the name of Susan Allen.
(4) Dr. Lindsay A. Rosenwald is the sole shareholder of Paramount Capital Asset Management, Inc. ("Paramount Capital"). Paramount Capital is the general partner of Aries Domestic Fund, L.P., a limited partnership incorporated in Delaware ("Aries Domestic") and the investment manager of The Aries Master Fund, a Cayman Islands trust ("The Aries Master Fund"). Includes warrants to purchase 37,500 shares of Common Stock held by Aries Domestic and warrants to purchase 87,500 shares of Common Stock held by The Aries Master Fund, in each case such warrants being exercisable within 60 days of March 1, 1999. Of the 9,992,302 shares of Common Stock (excluding warrants) indicated as beneficially held, Paramount Capital shares voting and dispositive power with the following persons or entities: Dr. Rosenwald with respect to 791,667 of the shares; Aries Domestic with respect to 2,696,000 of the shares; and The Aries Master Fund with respect to 6,504,635 of the shares.

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

Date:  April 21, 1999

                               POWER OF ATTORNEY

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

SIGNATURE                                                          TITLE                               DATE
---------                                                          -----                               ----
    JAY D. KRANZLER                         Chief Executive Officer, Chief Financial Officer and   April 21, 1999
-----------------------------------------   Chairman of the Board (Principal Executive Officer
Jay D. Kranzler, M.D., Ph.D.                and Principal Financial and Accounting Officer)

    RICHARD M. CROOKS, JR.*                 Director                                               April 21, 1999
-----------------------------------------
Richard M. Crooks, Jr.

    PHILIP J. O'REILLY*                     Director                                               April 21, 1999
-----------------------------------------
Philip J. O'Reilly

    JACK H. VAUGHN*                         Director                                               April 21, 1999
-----------------------------------------
Jack H. Vaughn

    SAMUEL D. ANDERSON*                     Director                                               April 21, 1999
-----------------------------------------
Samuel D. Anderson

    DAVID GOLDE*                            Director                                               April 21, 1999
-----------------------------------------
David Golde, M.D.

*By:  /s/  JAY D. KRANZLER
    -------------------------------------
    Jay D. Kranzler
    Attorney-in-Fact

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


11.  SUBSEQUENT EVENTS

     On January 20, 1999, the average closing sales price of the Company's common stock was equal to or greater than $3.00 per share for a period of 20 out of 30 trading days. Therefore, the 1,156,832 shares of outstanding preferred stock at December 31, 1998 were automatically converted into common stock.

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