Form 10-Q
period 1999-03-31
CYPRESS BIOSCIENCE INC
filed 1999-05-17
CIK 716054

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999, or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     _________________

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

     At May 10, 1999, 45,747,472 shares of Common Stock of the Registrant were outstanding.

               This filing, without exhibits, contains 13 pages.

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

  Item 1 - Consolidated Balance Sheets as of
               March 31, 1999 (unaudited) and December 31, 1998...........   3

           Consolidated Statements of Operations for the quarters ended
               March 31, 1999  and 1998 (unaudited).......................   4

           Consolidated Statements of Cash Flows for the
               quarters ended March 31, 1999 and 1998 (unaudited).........   5

           Notes to Consolidated Financial Statements (unaudited).........   6

  Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................     9

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings...........................................     13

  Item 6 - Exhibits and Reports on Form 8-K............................     13

  Signatures...........................................................     13

                            CYPRESS BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                March 31,                      December 31,
                                                                                  1999                           1998 (1)
                                                                          --------------------             -------------------
                                                                              (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $  9,479,564                   $  5,619,568
  Accounts receivable:
     Trade                                                                          301,060                        408,902
     Other                                                                          223,793                        175,298
  Inventories                                                                     1,262,588                      1,014,443
  Prepaid expenses                                                                  191,244                        254,891
                                                                          --------------------             -------------------
     Total current assets                                                        11,458,249                      7,473,102

Property and equipment, net                                                       1,728,780                      1,789,976
Restricted cash                                                                      35,000                         35,000
Convertible debenture issuance costs, net                                            16,016                         17,957
                                                                          --------------------             -------------------
     Total assets                                                              $ 13,238,045                   $  9,316,035
                                                                          ====================             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           $  1,153,952                   $    778,061
    Accrued compensation                                                            155,637                        164,832
    Accrued liabilities                                                             910,857                        952,448
    Current portion of capital lease obligations                                     11,222                          9,823
                                                                          --------------------             -------------------
         Total current liabilities                                                2,231,668                      1,905,164

Convertible debentures                                                              400,000                        400,000
Note payable to corporate partner                                                 4,050,000                              -
Notes payable                                                                       140,775                        144,804
Deferred rent                                                                        29,136                              -
Capital lease obligations, net of current portion                                    17,904                         21,496

Stockholders' equity:
     Series A convertible preferred stock, $.02 par value;
        3,333,333 shares authorized, issued and outstanding, none
        and 1,156,832 shares at March 31, 1999 and December 31, 1998,
        respectively                                                                      -                         23,136
     Common stock, $.02 par value; 60,000,000 shares authorized,
        43,311,806 and 41,402,045 shares issued and outstanding at
        March 31, 1999 and December 31, 1998, respectively                          866,236                        828,041
     Additional paid-in capital                                                  88,621,596                     86,238,466
     Deferred compensation                                                          (11,452)                      (239,446)
     Accumulated deficit                                                        (83,107,818)                   (80,005,626)
                                                                          --------------------             -------------------
          Total stockholders' equity                                              6,368,562                      6,844,571
                                                                          --------------------             -------------------
          Total liabilities and stockholders' equity                           $ 13,238,045                   $  9,316,035
                                                                          ===================              ====================

See accompanying notes.

(1) The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                           CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                        Three Months Ended March 31,
                                                      1999                        1998
                                               -----------------            -----------------
Product sales                                      $   588,120                 $   498,354
Grant income                                                 -                      50,564
                                               -----------------            -----------------
Total revenue                                          588,120                     548,918

Costs and expenses:
  Production costs                                     519,485                     350,816
  Sales and marketing                                1,086,248                     280,562
  Research and development                             681,293                   1,211,249
  General and administrative                         1,443,711                     740,072
                                               -----------------            -----------------
Total costs and expenses                             3,730,737                   2,582,699

Other income (expense):
   Interest income                                      52,316                     109,356
   Interest expense                                    (11,891)                     (8,585)
                                               -----------------            -----------------
                                                        40,425                     100,771
                                               -----------------            -----------------

Net loss                                           $(3,102,192)                $(1,933,010)
                                               =================            =================


Net loss per share (basic and diluted)             $     (0.07)                $     (0.05)
                                               =================            =================

Shares used in computing net loss
   per share (basic and diluted)                    42,364,408                  38,684,410
                                               =================            =================

    See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                    Three Months Ended March 31,
                                                                  1999                        1998
                                                             ---------------             ---------------
Operating Activities
Net loss                                                       $(3,102,192)               $(1,933,010)
Adjustments to reconcile net loss to net cash used
  by operating activities:
 Depreciation and amortization                                     127,256                    160,374
 Amortization of deferred compensation                             227,994                     80,039
 Loss on disposal of property and equipment                             58                          -
 Changes in operating assets and liabilities, net                  229,090                    109,187
                                                             ---------------             ---------------
          Net cash used by operating activities                 (2,517,794)                (1,583,410)

Investing Activities
 Purchase of equipment                                             (64,277)                   (35,398)
 Proceeds from sale of assets                                          100                          -
 Purchase of short-term investments                                      -                 (1,000,900)
   Proceeds from sale of short-term investments                          -                    974,333
                                                             ---------------             ---------------
          Net cash used by investing activities                    (64,177)                   (61,965)

Financing Activities
 Payment of notes payable                                           (4,029)                         -
 Proceeds from exercise of stock options and                       898,189                    439,295
  warrants
 Proceeds from notes payable                                     4,050,000                     23,783
 Proceeds from private placement of common stock
  and warrants                                                   1,500,000                          -
 Payment of capital lease obligations                               (2,193)                    (3,599)
                                                             ---------------             ---------------
          Net cash provided by financing activities              6,441,967                    459,479

Increase (Decrease) in cash and cash equivalents                 3,859,996                 (1,185,896)
 Cash and cash equivalents at beginning of period                5,619,568                  7,541,320
                                                             ---------------             ---------------
 Cash and cash equivalents at end of period                    $ 9,479,564                $ 6,355,424
                                                             ===============             ===============

Supplemental disclosure of cash flow information
 Interest paid                                                 $     4,982                $     1,722
                                                             ===============             ===============

See accompanying notes.

                           CYPRESS BIOSCIENCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Formation and Business of the Company

     The accompanying consolidated financial statements have been prepared by Cypress Bioscience, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K filed with the SEC.

     The Company researches, develops, manufactures and markets medical devices and therapeutics for the treatment of certain types of immune system disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The Prosorba(R) column, a therapeutic medical device was approved by the U.S. Food and Drug Administration in March 1999 for the treatment of moderate to severe rheumatoid arthritis ("RA") in adult patients with long standing disease who have failed or are intolerant to disease-modifying anti-rheumatic drugs ("DMARDs"). Sales for the RA indication commenced in April 1999. The Prosorba column was previously approved in 1987 for use in idiopathic thrombocytopenic purpura ("ITP"), an immune-mediated bleeding disorder. The Company is also developing Cyplex(TM), a platelet alternative, previously known as Infusible Platelet Membranes ("IPM"), as an alternative to traditional platelet transfusions.

2.   Fresenius Agreements

     In March 1999, Cypress entered into an agreement with Fresenius AG of Bad Homburg, Germany and its U.S. subsidiary, Fresenius Hemotechnology, Inc. ("FHI"). The agreement provides Fresenius with an exclusive license to distribute the Prosorba column in the U.S., Europe, Latin America, and subject to certain conditions, Japan and certain other countries. Upon signing of the agreement, Cypress received a total of $1.5 million from Fresenius consisting of the purchase of 297,530 shares of Cypress common stock for $1.0 million, and $500,000 for the purchase of three-year warrants to buy 342,466 shares of Cypress common stock at $7.50 per share.

     In the U.S., Cypress and FHI will jointly market the Prosorba column. Cypress and FHI will share in clinical trials and sales and marketing expenses in the U.S., subject to certain annual dollar limits. Fresenius will have exclusive distribution rights and responsibility for clinical trials and registration of the product overseas. In the U.S., net profit will be split 50/50 until Prosorba column revenue reaches a pre-determined sales threshold, after which time Cypress will receive 60% of the profits and Fresenius will receive 40%. Net profits will be split 50/50 outside the U.S.

     In April 1999, Fresenius AG exercised an option to acquire the Prosorba column manufacturing facility and related assets, located in Redmond, Washington for approximately $5.2 million. The assets purchased by Fresenius consisted of fixed assets of approximately $3.2 million and inventory of approximately
$2.0 million. The purchase price consisted of $1.2 million cash and an offset of the $4.0 million draw down from the interest-free line of credit provided by Fresenius in March 1999. In April 1999, the Company recorded a gain of approximately $1.9 million from the sale of the facility and related assets.

3.   Inventories

     Inventories are comprised of the following:

                                                                  March 31, 1999                  December 31, 1998
                                                                 ----------------                -------------------
Raw materials and components                                       $  350,448                       $  536,513
Work in process                                                       747,260                          288,930
Finished goods                                                        164,880                          189,000
                                                                   ----------                       ----------
                                                                   $1,262,588                       $1,014,443
                                                                   ==========                       ==========

     In connection with the acquisition of the Prosorba column manufacturing facility and related assets by Fresenius AG in April 1999, all inventory on hand was transferred to Fresenius.

3.   Net Loss Per Share

     The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures are excluded, as their effect is antidilutive.

4.   Equity

     In March 1999, Cypress received proceeds of approximately $600,000 from the exercise of warrants to purchase 332,944 shares of common stock. During April 1999, the Company received additional proceeds of approximately $4.6 million from the exercise of warrants to purchase 2,286,916 shares of common stock. The warrants were exercised at $2.00 per share.

5.   Recently Issued Accounting Standards

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Segment Information" ("SFAS 131"). Comprehensive loss is not different from the net losses disclosed on the consolidated statements of operations. The adoption of SFAS 131 did not affect results of operations or financial position and did not affect the disclosure of segment information because SFAS 131 is not required to be applied to interim financial statements in the initial year of adoption and because the Company believes it operates in one business segment. Therefore, the adoption of SFAS 130 and SFAS 131 did not affect the consolidated statements of operations, consolidated balance sheets, or disclosure of segment information.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties.
The Company's actual results could differ materially from those discussed below and elsewhere in this Report. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section, as well as other sections of this report, and those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

     Total revenues for the first quarter of 1999 were approximately $588,000 compared to $549,000 for the same period in 1998. Sales of the Prosorba column totaled approximately $588,000 and $498,000 for the quarters ended March 31, 1999 and 1998, respectively. During 1998, the Company had an NIH Small Business Innovation Research (SBIR) grant which generated revenues of $51,000 during the first quarter. This grant expired at the end of 1998 and is not expected to be renewed. Sales for the quarter ended March 31, 1999 are at a level consistent with the Company's expectations.

     In March 1999, the Company entered into an agreement with Fresenius Fresenius AG of Bad Homburg, Germany and its U.S. subsidiary, Fresenius Hemotechnology, Inc. (collectively, "Fresenius"). The Company granted to Fresenius the exclusive right to co-market and distribute the Prosorba column in the U.S. and to register and distribute the Prosorba column in Europe, Latin America, and subject to certain conditions, Japan and certain other countries. In the U.S., net profits will be split 50/50 until Prosorba column revenue reaches a pre-determined sales threshold, after which time Cypress will receive 60% of the profits and Fresenius will receive 40%. Net profits will be split 50/50 outside the U.S. In addition, the Company is entitled to receive up to $54 million in license payments upon the achievement of certain cumulative net sales of the Prosorba column. In the U.S., the license payments are payable in some cases in cash and in others in equity investments by Fresenius at market prices. Outside the U.S., the license payments are payable in cash. In the future, the Company will no longer record revenues from the sale of the Prosorba column. Instead, Cypress will recognize revenue based on its share of net profits from the sale of the Prosorba column by Cypress and Fresenius. Cypress's share of net losses from the sale of the Prosorba column will be recorded as expense in future quarters.

     Production costs for the first quarter of 1999 were approximately $519,000 compared to $351,000 for the same period in the prior year. The 48% increase in production costs were attributable to increased production of the Prosorba column. In March 1999, the FDA approved the Prosorba column for the treatment of moderate to severe RA in adult patients with long standing disease who have failed or are intolerant of DMARDs. In April 1999, Fresenius AG exercised an option to acquire the Prosorba column manufacturing facility and related assets, located in Redmond, Washington. In connection with this transaction, Fresenius purchased from the Company inventory of approximately $2.0 million. As a result of the Fresenius agreement, the Company will not incur production costs with respect to the Prosorba column in the future.

     Sales and marketing expenses for the quarters ended March 31, 1999 and 1998 were approximately $1.1 million and $281,000, respectively. The 287% increase in sales and marketing expenses was primarily due to the hiring of a sales force and other activities associated with the launch of the Prosorba column for RA in April 1999. In the U.S., Cypress and Fresenius will jointly market the Prosorba column. Under its agreement with Fresenius, sales and marketing expenses of up to 15% of net sales for the applicable period are allocated to the Company in the U.S. and 5% to Fresenius. Sales and marketing expenses of up to 20% of net sales are allocated to Fresenius outside the U.S. During the first two years of the partnership, the Company expects to spend up to $9 million in sales and marketing expenses in excess of the 15% of net sales allocated to the Company due to product launch costs. If net sales during the first two years are higher than expected, the Company may be able to recover all or a portion of its unreimbursed sales and marketing expenses under the agreement. The Company expects to incur substantially higher sales and marketing expenses in 1999 due to the commercial launch of the Prosorba column for RA.

     For the quarter ended March 31, 1999, the Company incurred research and development expenses of approximately $681,000 compared to $1.2 million for the same period in 1998. The 44% decrease in research and development expenses was attributable to the completion of the Phase III clinical trials the Prosorba column for RA in January 1998. In addition, expenses associated with the development of Cyplex during the first quarter of 1999 were lower that incurred during the same period in 1998. Cypress and Fresenius will share in clinical trial expenses in the U.S. Fresenius will have exclusive responsibility for clinical trials and registration of the product in certain other markets. The Company expects to incur significant ongoing research and development expenses in connection with the mandatory Phase IV U.S. clinical trials for the treatment of RA using the Prosorba column in combination with methotrexate, a DMARD. Cypress and Fresenius will share in the funding of these clinical studies.

     General and administrative expenses were approximately $1.4 million and $740,000 for the quarters ended March 31, 1999 and 1998, respectively. The 95% increase in general and administrative expenses was primarily due to increased business development activity associated with the Company's agreement with Fresenius. In addition, the Company incurred higher general and administrative expenses in the first quarter of 1999 due to the hiring of its President and Chief Operating Office. General and administrative expenses are expected to continue to increase during 1999.

     The Company expects to incur operating losses until it and Fresenius successfully market the Prosorba column for RA in the U.S., or until sales for its existing indication of ITP increase significantly. There can be no assurance that the Company can achieve or sustain profitability. There can be no assurance that the Company and Fresenius will be able to successfully market the Prosorba column for RA or increase sales in the ITP indication. There can be no assurance that the Company will be able to obtain FDA approval for or be able to successfully commercialize Cyplex(TM). The Company has spend considerable time and expense in obtaining FDA approval of the Prosorba column for the RA indication. Pursuant to the Company's agreement with Fresenius, the Company must incur significant additional expense and assume the majority of the risk associated with the commercial launch and ongoing sales and marketing of the Prosorba column in the U.S. Any net profits or losses from the sale of the Prosorba column are shared with Fresenius. The successful launch of the Prosorba column for use in RA will depend upon but is not limited to, acceptance of the product by physcians and medical groups, availability and convenience of treatment centers, availability of third party reimbursements, the effectiveness of the Company's and Fresenius' marketing strategy and competition.

Liquidity and Capital Resources

     In March 1999, Cypress entered into an agreement with Fresenius for the Prosorba column. Upon signing of the agreement, Cypress received a total of $1.5 million from Fresenius consisting of the purchase of 297,530 shares of Cypress common stock for $1.0 million, and $500,000 for the purchase of three-year warrants to buy 342,466 shares of Cypress common stock at $7.50 per share.

     The Company's working capital as of March 31, 1999 was $9.2 million compared to $5.6 million at December 31, 1998. The increase in working capital was attributable to proceeds from the sale of common stock and warrants to Fresenius totaling $1.5 million. In addition, the Company had drawn down $4.0 million from a interest-free line of credit provided by Fresenius to fund the launch of the Prosorba column for RA by Cypress. Further, in the first quarter of 1999, the company received proceeds of approximately $845,000 from the exercise of warrants and stock options to purchase 435,649 shares of common stock. The increase in working capital was offset by a net loss from operations of approximately $3.1 million during the first quarter of 1999.

     In April 1999, Fresenius AG exercised an option to acquire the Prosorba column manufacturing facility and related assets, located in Redmond, Washington for approximately $5.2 million. The purchase price consisted of $1.2 million cash and an offset of the $4.0 million draw down from the interest-free line of credit provided by Fresenius in March 1999.

     During March and April 1999, the Company received additional proceeds of approximately $5.2 million from the exercise of warrants to purchase 2,619,860 shares of common stock.

     The Company recently hired a sales force for the commercial launch of the Prosorba column for RA. The Company's original sales force has experience in selling the Prosorba column for use in the treatment of ITP. The Company's current sales force is composed of predominately new employees and has had no experience in marketing the Prosorba column for use in the treatment of RA. There can be no assurance that the Company's sale force will be successful in marketing the Prosorba column for RA or any other use. The Company's marketing strategy includes gaining medical association support and the support of opinion leaders in the rheumatology community. There can be no assurance that the Company's sales force will succeed in gaining this acceptance. Any such failure to successfully market the Prosorba column for RA, or any other disease indication other than ITP could have a material adverse effect on the Company's business.

     As a condition to FDA approval of the Pre-Marketing Application for the Prosorba column for RA, the Company is obligated to conduct a Phase IV clinical trial on the use of the Prosorba column in combination with a DMARD. Depending upon the number of patients and the rate of enrollment, the Company expects this study will require enrollment of a significant number of patients and take approximately two years to four years to complete. The cost of the Phase IV trial is shared with Fresenius and will result in lower profits for the Company. There can be no assurance that the outcome of the Phase IV clinical trials will be indicative of earlier clinical trial results or generate positive results. Any of these occurrences could have a material adverse on the Company including changes to the product labeling for the RA indication, reduction of the potential sales of the Prosorba column and/or withdrawal of FDA approval.

     The Company expects that existing cash resources will be sufficient to fund operations to profitability.

     The Company is selectively seeking opportunities to raise additional capital to fund the development of new and the completion of existing research, including additional clinical trials for the Prosorba column. To the extent the Company decides to develop products other than the Prosorba column or Cyplex, it will be required to raise additional capital. The amount of capital required by the Company is dependent upon many factors, including the following: results of clinical trials, results of current research and development efforts, the FDA regulatory process, the Company's and its partner's ability to successfully market the Prosorba column in the RA market, costs of commercialization of products and potential competitive and technological advances and levels of product sales. Because the Company is unable to predict the outcome of the foregoing factors, some of which are beyond the Company's control, the Company is unable to estimate with certainty its mid- to long-term capital needs. Although the Company may seek to raise additional capital through a combination of additional equity or debt sources, there can be no assurance the Company will be able to raise additional capital through such sources or the funds raised thereby will allow the Company to maintain its current and planned operations. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its research and development and marketing activities, to license to third parties technologies that the Company would otherwise seek to develop itself, to seek financing through the debt market at potentially higher costs to the Company or to seek additional methods of financing.

PART II

Item 1 - Legal Proceedings

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Item 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits

      10.1/(1)/  License and Distribution Agreement dated March 26, 1999

      10.2       Asset Purchase Option Agreement dated March 26, 1999

      10.3       Registration Agreement dated March 26, 1999

      10.4       Securities Purchase Agreement dated March 26, 1999

      10.5       Common Stock Purchase Warrant dated March 26, 1999
      ------------
            /(1)/ Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit

      27.   Financial Data Schedule

  (b) Reports on Form 8-K

      On March 23, 1999 the Company filed a Current Report on Form 8-K dated March 22, 1999 which indicated the following: (i) the Company had signed a definitive agreement covering its partnership with Fresenius and FHI; (ii) the U.S. Food and Drug Administration had approved the Prosorba column for the use in the treatment of moderate to severe rheumatoid arthritis; and (iii) the Company had called for redemption approximately 2.7 million outstanding publicly traded warrants that if not exercised by April 12, 1999 would be redeemed by the Company at 10 cents per warrant on April 19, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Cypress Bioscience, Inc.


              May 17, 1999                                                     /s/ Jay D. Kranzler
------------------------------------------                    ------------------------------------------------------
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