Form 10-Q
period 1999-06-30
CYPRESS BIOSCIENCE INC
filed 1999-08-16
CIK 716054

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999, or

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

                                 (858) 452-2323
              (Registrant's telephone number including area code)
                       __________________________________


     Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [_]


     AT AUGUST 6, 1999, 46,089,629 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

               This filing, without exhibits, contains 16 pages.

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION


Item 1 - Consolidated Balance Sheets as of
         June 30, 1999 (unaudited) and December 31, 1998....................   3

         Consolidated Statements of Operations for the quarter and six
         months ended June 30, 1999 and 1998 (unaudited)....................   4

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1999 and 1998 (unaudited)................   5

         Notes to Consolidated Financial Statements.........................   6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................

Item 3 - Quantitative and Qualitative Disclosure About Market Risk..........  11

Item 1 - Legal Proceeding...................................................  15

Item 6 - Exhibits and Reports on Form 8-K...................................  15

PART II - OTHER INFORMATION

         Signature..........................................................  16

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS


                           CYPRESS BIOSCIENCE, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,         December 31,
                                                                                   1999               1998
                                                                               ------------       ------------
                                                                               (Unaudited)           (Note)
ASSETS
Current assets:
 Cash and cash equivalents                                                     $ 12,958,683       $  5,619,568
 Accounts receivable:
  Trade                                                                               6,580            408,902
  Other                                                                             437,737            175,298
 Inventories                                                                             --          1,014,443
 Assets of business transferred to Fresenius                                      1,359,020                 --
 Prepaid expenses                                                                   131,427            254,891
                                                                               ------------       ------------
  Total current assets                                                           14,893,447          7,473,102

Property and equipment, net                                                         247,155          1,789,976
Restricted cash                                                                      35,000             35,000
Debt issuance costs, net                                                             14,074             17,957
                                                                               ------------       ------------
  Total assets                                                                 $ 15,189,676          9,316,035
                                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                                             $    624,404            778,061
  Accrued compensation                                                              122,951            164,832
  Accrued liabilities                                                               707,247            952,448
  Liabilities of business transferred to Fresenius                                3,216,667                 --
  Current portion of capital lease obligations                                        5,845              9,823
                                                                               ------------       ------------
   Total current liabilities                                                      4,677,114          1,905,164

 Convertible debentures                                                             400,000            400,000
 Notes payable                                                                      128,687            144,804
 Capital lease obligations, net of current portion                                   12,487             21,496

 Stockholders' equity:
  Series A convertible preferred stock, $.02 par value; 3,333,333 shares authorized, issued and outstanding, none and 1,156,832 at June 30, 1999
   and December 31, 1998, respectively                                                   --             23,136

  Common stock, $.02 par value; authorized 60,000,000 shares; issued and outstanding, 46,036,508 shares at June 30, 1999 and 41,402,045 shares at
   December 31, 1998                                                                920,730            828,041
  Additional paid-in capital                                                     93,889,554         86,238,466
  Deferred compensation                                                                  --           (239,446)
  Accumulated deficit                                                           (84,838,896)       (80,005,626)
                                                                               ------------       ------------
   Total stockholders' equity                                                     9,971,388          6,844,571
                                                                               ------------       ------------
   Total liabilities and stockholders' equity                                  $ 15,189,676       $  9,316,035
                                                                               ============       ============

See accompanying notes

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS


                           CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Quarter Ended June 30,            Six Months Ended June 30,
                                                 1999              1998              1999              1998
                                              -----------       -----------       -----------       -----------
Revenues:
   Product sales                              $        --       $   491,416       $   588,120       $   989,770
   Revenue from Fresenius arrangement             379,309                --           379,309                --
   Grant income                                        --           153,671                --           204,235
                                              -----------       -----------       -----------       -----------
Total revenue                                     379,309           645,087           967,429         1,194,005

Costs and expenses:
  Production costs                                270,141           419,372           789,626           770,188
  Sales and marketing                           1,315,971           471,999         2,402,219           752,561
  Research and development                        459,175         1,486,066         1,140,469         2,697,315
  General and administrative                      887,719         1,078,962         2,331,372         1,819,034
                                              -----------       -----------       -----------       -----------
Total cost and expenses                         2,933,006         3,456,399         6,663,686         6,039,098

Other income (expense):
   Interest income                                140,126            78,984           192,442           188,340
   Interest expense                               (10,790)           (7,251)          (22,680)          (15,836)
   Gain on sale of assets, net                    693,283                --           693,225                --
                                              -----------       -----------       -----------       -----------
                                                  822,619            71,733           862,987           172,504

Net loss                                      $(1,731,078)      $(2,739,579)      $(4,833,270)      $(4,672,589)
                                              ===========       ===========       ===========       ===========
Net loss per share                            $     (0.04)      $     (0.07)      $     (0.11)      $     (0.12)
                                              ===========       ===========       ===========       ===========

Shares used in computing net loss
   per share                                   43,013,276        38,922,607        42,690,634        38,805,521
                                              ===========       ===========       ===========       ===========

See accompanying notes.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS


                           CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                      1999                   1998
                                                                                   -----------            -----------
Operating activities:
Net loss                                                                           $(4,833,270)           $(4,672,589)
Adjustments to reconcile net loss to net cash used
    in operating activities:
   Depreciation and amortization                                                       190,505                292,858
   Amortization of deferred compensation                                               239,446                200,425
   (Gain) loss on disposal of property and equipment                                    94,625                 (6,610)
   Common stock issued for services and expenses                                       121,750                109,206
   Changes in operating assets and liabilities, net                                    837,051               (258,114)
                                                                                   -----------            -----------
          Net cash used in operating activities                                     (3,349,893)            (4,334,824)

Investing activities:
   Purchase of equipment                                                              (112,346)              (165,626)
   Restricted cash                                                                          --                (58,783)
   Proceeds from business transferred                                                3,216,667                     --
   Proceeds from sale of assets                                                         14,900                  7,500
  Short-term investments                                                                    --                (26,567)
                                                                                   -----------            -----------
          Net cash provided by (used in) investing activities                        3,119,221               (243,476)

Financing activities:
   Net proceeds from exercise of stock options and warrants                          6,098,891                798,876
   (Payment of) proceeds from notes payable                                            (16,117)                23,783
   Payment of capital lease                                                            (12,987)                (8,260)
   Sale of common stock and warrants to Fresenius                                    1,500,000                     --
                                                                                   -----------            -----------
          Net cash provided by financing activities                                  7,569,787                814,399

Net increase (decrease) in cash and cash equivalents                                 7,339,115             (3,763,901)
Cash and cash equivalents at beginning of period                                     5,619,568              7,541,320
                                                                                   -----------            -----------
Cash and cash equivalents at end of period                                         $12,958,683            $ 3,777,419
                                                                                   ===========            ===========

See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BUSINESS

         Cypress Bioscience, Inc. (the "Company") researches, develops and markets medical devices and therapeutics for the treatment of certain types of immune system disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. In April 1999, the Company launched sale of the Prosorba(R) column, a therapeutic medical device, for the treatment of moderate to severe rheumatoid arthritis (RA) in adult patients with long standing disease who have failed or are intolerant to disease-modifying anti-rheumatic drugs (DMARDS). The Prosorba column was previously approved for use in idiopathic thrombocytopenic purpura ("ITP"), an immune-mediated bleeding disorder. The Company is also developing Cyplex(TM), a platelet alternative, previously known as Infusible Platelet Membranes ("IPM"), as an alternative to traditional platelet transfusions.


2.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K filed with the SEC.


3.       FRESENIUS AGREEMENTS

         In March 1999, Cypress entered into an agreement with Fresenius AG ("Fresenius") of Bad Homburg, Germany and its U.S. subsidiary, Fresenius Hemotechnology, Inc. ("FHI"). The agreement provides Fresenius with an exclusive license to distribute the Prosorba column in the U.S., Europe, Latin America, and subject to certain conditions, Japan and certain other countries. Upon signing of the agreement, Cypress received a total of $1.5 million from Fresenius consisting of the purchase of 297,530 shares of Cypress common stock for $1.0 million, and $500,000 for the purchase of three-year warrants to buy 342,466 shares of Cypress common stock at $7.50 per share.

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

         Revenue from Fresenius agreement for the second quarter of 1999 consisted of expense reimbursement for production, research and development and sales and marketing expenses from the sale of Prosorba column by Fresenius Hemotechnlogy, Inc. ("FHI"). Until profits are generated from the arrangement with Fresenius, Cypress will recognize revenue based on an amount equal to the net sales of the Prosorba column by FHI multiplied by a fraction based on the ratio of allowable expenses incurred by Cypress compared to allowable expenses incurred by both parties under the agreement. As such, it is not directly comparable to revenues recorded in the prior period.

         In April 1999, Fresenius exercised its option to acquire the Prosorba column manufacturing facility and related assets, located in Redmond, Washington, for $5.2 million. The purchase price paid to Cypress consisted of cash of $1.2 million and an offset of $4.0 million from the previous draw down of an interest-free line of credit provided by Fresenius. In connection with this transaction, Fresenius purchased from the company inventory for $2.0 million that resulted in a gain to Cypress of $693,000.

         The purchase price of the manufacturing facility and related assets may result in a gain to Cypress. The potential gain was deferred since the company is responsible for reimbursing Fresenius for certain operating costs associated with this facility during 1999. The net book value of the property and equipment sold to Fresenius totaling $1.4 million was recorded on the balance sheet as "Assets of Business Transferred to Fresenius". The purchase price of the property and equipment sold totaling $3.2 million was recorded as "Liabilities of Business Transferred to Fresenius". As the Company becomes obligated to reimburse Fresenius, such amounts will be charged to "Liabilities of Business Transferred to Fresenius". When the obligation to Fresenius lapses at year end, the assets sold will be removed from the company's balance sheet and the excess of the purchase price over the net book value of the assets sold plus reimbursement of certain operating costs will be recorded as a gain from sale of assets, if any.

3.       INVENTORIES

         Inventories at December 31, 1998 comprised of the following:

         Raw materials and components                          $   536,513
         Work in process                                           288,930
         Finished goods                                            189,000
                                                           -----------------
                                                                $1,014,443
                                                           =================

         In connection with the acquisition of the Prosorba column manufacturing facility and related assets by Fresenius AG in April 1999, all inventory in hand was sold to Fresenius. The Company will not incur production costs for the Prosorba column after April 1999.


4.       NET LOSS PER SHARE

         The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures are excluded, as their effect is antidilutive.


5.       EQUITY

         In March 1999, Cypress received proceeds of $600,000 from the exercise of warrants to purchase approximately 332,944 shares of common stock. During April 1999, the Company received additional proceeds of approximately $4.6 million from the exercise of warrants to purchase approximately 2,286,916 million shares of common stock. The warrants were exercised at $2.00 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

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

Results of Operations

     In March 1999, the Company entered into an agreement with Fresenius AG of Bad Homburg, Germany and its U.S. subsidiary, Fresenius Hemotechnology, Inc. ("Fresenius"). The Company granted to Fresenius the exclusive right to co-market and distribute the Prosorba column in the U.S. and to register and distribute the Prosorba column in Europe, Latin America, and subject to certain conditions, Japan and select Asian countries. In the U.S., net profits will be split 50/50 until Prosorba column revenue reaches a pre-determined sales threshold, after which time Cypress will receive 60% of the profits and Fresenius will receive 40%. Net profits will be split 50/50 in countries outside the U.S. In addition, the Company may be entitled to receive up to $54 million in license payments upon the achievement of certain cumulative net sales of the Prosorba column. As of April 1999, the Company will no longer record revenues from the sale of the Prosorba column. Instead, Cypress will recognize revenue based on its share of net profits from the sale of the Prosorba column by Cypress and Fresenius. Cypress's share of net losses from the sale of the Prosorba column will be recorded as expense. Until profits are generated from the Fresenius arrangement, Cypress will recognize revenue based on an amount equal to the net sales of the Prosorba column by FHI multiplied by a fraction based on the ratio of allowable expenses incurred by Cypress compared to combined allowable expenses incurred by both parties under the agreement.

     Total revenue for the second quarter of 1999 was $379,000 compared to $645,000 for the same period in 1998. Total revenue for the six months ended June 30, 1999 was $967,000 compared to $1.2 million for the same period in 1998. Total revenue earned during the second quarter of 1999 included revenue earned under the Fresenius agreement. As such, it is not directly comparable to total revenue recorded in prior periods. Sales of the Prosorba column for the second quarter of 1999 totaled $585,000 compared to $491,000 in 1998. Sales of the Prosorba column for the six months ended June 30, 1999 totaled $1.2 million compared to $1.0 million for the same period in 1998. The increase in Prosorba column sales was the result of product sales for the rheumatoid arthritis ("RA") indication offset by a decrease in sales for the idiopathic thrombocytopenic purpura (ITP) indication.

     During 1998, the Company had an NIH Small Business Innovation Research
(SBIR) grant which generated revenues of $153,000 and $204,000 for the second quarter and six months ended June 30, 1998, respectively. This grant expired at the end of 1998 and will not be renewed.

     Production costs were $270,000 and $790,000 for the quarter and six months ended June 30, 1999, respectively, compared to $419,000 and $770,000 for the comparable periods of 1998. In April 1999, Fresenius purchased the Prosorba column manufacturing facility and related assets from Cypress. The 36% decrease in production costs during the second quarter of 1999 compared to 1998 was a result of the Company not incurring production costs subsequent to the sale of the manufacturing plant to Fresenius. Production costs for the six months ended June 30, 1999 were comparable to costs for 1998. This resulted from higher production costs attributable to increased production of the Prosorba column to support commercial launch of the Prosorba column for RA during the first quarter of 1999. This was offset by the decrease in production cost during the second quarter of 1999 after Fresenius' purchase of the manufacturing plant. In connection with the sale of the manufacturing plant, Fresenius purchased from the Company inventory of $2.0 million that resulted in a gain to the Company of $693,000. This gain is recorded as a gain on sale of assets in the statement of operations. The Company will not incur production costs associated with the Prosorba column in the future.

     Sales and marketing expenses were $1.3 million and $2.4 million for the quarter and six months ended June 30, 1999, respectively, up from $472,000 and $753,000 for the same periods of 1998. The increases in sales and marketing expenses of approximately 191% and 212% for the quarter and six months ended June 30, 1999, respectively, primarily resulted from the hiring of a sales force and other activities associated with the launch of the Prosorba column for RA in April 1999. In the U.S., Cypress and Fresenius will jointly market the Prosorba column. Under its agreement with Fresenius, sales and marketing expenses of up to 15% of net sales for the applicable periods may be incurred by the Company in the U.S. Fresenius may incur sales and marketing expenses of up to 5% of net sales. Sales and marketing expenses of up to 20% of net sales may be incurred by Fresenius outside the U.S. During the first two years of the partnership, the Company expects to spend approximately $9 million may be incurred by sales and marketing expenses in excess of the 15% of net sales allowed under the agreement due to product launch costs. If net sales during the first two years are higher than expected, the Company may be able to recover a portion of its excess unreimbursed sales and marketing expenses up to $9 million under the agreement. The Company expects to incur substantially higher sales and marketing expenses during 1999 due to the commercial launch of the Prosorba column for RA.

     Research and development expenses were $460,000 and $1.1 million for the quarter and six months ended June 30, 1999, respectively, down from approximately $1.5 million and $2.7 million for the corresponding periods of 1998. The decrease in research and development expenses of approximately 69% and 59% for the quarter and six months ended was primarily attributable to the completion of the Phase III clinical trials for the Prosorba column for RA in January 1998. In addition, expenses associated with the development of Cyplex decreased with the closing of a facility in Boston in June 1998. Effective April 1999, Cypress and Fresenius will share in future clinical trials expenses in the U.S. Fresenius will have exclusive responsibility for clinical trials and registration of the product in certain other markets. The Company expects to incur significant ongoing research and development expenses in connection with the mandatory Phase IV U.S. clinical trials for the treatment of RA using the Prosorba column in combination with methotrexate, a disease-modifying anti-rheumatic drug ("DMARD"). Cypress and Fresenius will share in the funding of these clinical studies.

     General and administrative expenses were $888,000 and $2.3 million for the quarter and six months ended June 30, 1999, respectively, compared to approximately $1.1 million and $1.8 million for the comparable periods in 1998. The 19% decrease in general and administrative expenses for the second quarter of 1999 compared to 1998 was due to completion of business development efforts associated with the Company's agreement with Fresenius. The 28% increase in general and administrative expenses for the six months ended June 30, 1999 compared to the same period in 1998 was primarily the result of business development activities with Fresenius in the first quarter of 1999.

     The purchase price of the manufacturing facility and related assets by Fresenius may result in a gain to Cypress. The potential gain was deferred since the Company is responsible for reimbursing Fresenius for certain operating costs associated with this facility during 1999. The net book value of the property and equipment sold to Fresenius totaling $1.4 million was recorded on the balance sheet as "Assets of Business Transferred to Fresenius". The purchase price of the property and equipment sold totaling $3.2 million was recorded as "Liabilities of Business Transferred to Fresenius". As the Company becomes obligated to reimburse Fresenius, such amounts will be charged to "Liabilities of Business Transferred to Fresenius". When the obligation to Fresenius lapses at year end, the assets sold will be removed from the Company's balance sheet and the excess of the purchase price over the net book value of the assets sold plus reimbursement of certain operating costs will be recorded as a gain from sale of assets, if any.

     The Company expects to incur operating losses until it and Fresenius successfully market the Prosorba column for RA in the U.S., or until sales of the Prosorba column for the ITP indication increase significantly. There can be no assurance that the Company can achieve or sustain profitability. There can be no assurance that the Company and Fresenius will be able to successfully market the Prosorba column for RA in the U.S., or increase sales in the ITP indication. There can be no assurance that the Company will be able to obtain FDA approval for or be able to successfully commercialize Cyplex. The Company has spent considerable time and expense in obtaining FDA approval of the Prosorba column for the RA indication. Pursuant to the Company's agreement with Fresenius, the Company must incur significant additional expense and assume the majority of the risk associated with the commercial launch and ongoing sales and marketing of the Prosorba column in the U.S. and the on-going clinical trials. Any net profits from the sale of the Prosorba column are shared with Fresenius and the Company depends upon Fresenius to reimburse it for expenses from net sales. The successful launch of the Prosorba column for use in RA will depend without limitation on the following factors; acceptance of the product by physicians, medical groups and patients, availability and convenience of treatment centers, availability of third party reimbursements, the effectiveness of the Company's and Fresenius' marketing strategy, competition and effectiveness and availability of alternative treatments.

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

     The Company's working capital as of June 30, 1999 was approximately $10.3 million compared to $5.6 million at December 31, 1998. The increase in working capital was partially attributable to proceeds from the sale of common stock and warrants to Fresenius totaling $1.5 million. In addition, the Company received net proceeds of $1.2 million upon Fresenius' purchase of the Prosorba manufacturing facility and related assets. The purchase consisted of cash of $1.2 million and an offset of a drawn down in March 1999 of $4.0 million from an interest-free line of credit provided by Fresenius during the same period. Further, during 1999, the Company received proceeds of $6.1 million from the exercise of warrants and stock options to purchase 3.1 million shares of the Company's common stock. The increase in working capital was partially offset by cash used in operations of approximately $3.3 million during the first six months of 1999.

     The Company recently hired a sales force for the commercial launch of the Prosorba column for RA. To date, the Company's sales force has only sold the Prosorba column for use in the treatment of ITP. The Company's sales force has had no experience in marketing the Prosorba column for use in the treatment of RA. There can be no assurance that the Company's sale force will be successful in marketing the Prosorba column for RA or any other use. The Company's marketing strategy includes gaining medical association support and the support of opinion leaders in the rheumatology community. There can be no assurance that the Company's sales force will succeed in gaining this acceptance. Any such failure to successfully market the Prosorba column for RA, or any other disease indication other than ITP, could have a material adverse effect on the Company's business, cash flow and financial position. The failure of sales to increase at expected rates may adversely affect the Company's cash flow, its results of operations and its profit share from the Fresenius agreement for at least the next six months.

     As a condition to FDA approval of the Post Marketing Application for the Prosorba column for RA, the Company is obligated to conduct a Phase IV clinical trial on the use of the Prosorba column in combination with a DMARD. Depending upon the number of patients and the rate of enrollment, the Company expects this study will require enrollment of a significant number of patients and take approximately two years to four years to complete. The cost of the Phase IV trial will be shared with Fresenius and will result in lower profits for the Company. There can be no assurance that the outcome of the Phase IV clinical trials will be indicative of earlier clinical trial results or generate positive results. Any of these occurrences could have a material adverse on the Company including changes to the product labeling for the RA indication, reduction of the potential sales of the Prosorba column and/or withdrawal of FDA approval.

     The Company expects that existing cash resources will be sufficient to fund operations to profitability.

     The Company is actively seeking opportunities to raise additional capital to fund the development of new products and the completion of existing research, additional clinical trials for the Prosorba column for post marketing studies and other indications, and the further development and marketing of Cyplex. To the extent the Company decides to develop products other than the Prosorba column, it will be required to raise additional capital. The amount of capital required by the Company is dependent upon many factors, including the following: results of clinical trials, results of current research and development efforts, the FDA regulatory process, the timing and volume of Prosorba sales, marketing costs and the profitability of the Fresenius agreement, costs of commercialization of products and potential competitive and technological advances and levels of product sales. Because the Company is unable to predict the outcome of the foregoing factors, some of which are beyond the Company's control, the Company is unable to estimate with certainty its mid- to long-term capital needs. Although the Company may seek to raise additional capital through a combination of additional equity sources, there can be no assurance the Company will be able to raise additional capital through such sources or the funds raised thereby will allow the Company to maintain its current and planned operations. If the Company is unable to obtain additional capital, it may be required to delay, scale back or eliminate some or all of its research and development and marketing activities, to license to third parties technologies that the Company would otherwise seek to develop itself, to seek financing through the debt market at potentially higher costs to the Company or to seek additional methods of financing.

Year 2000 Compliance

     For the purposes of this section, the terms "we, "ours" and "us" refer to Cypress.

     Since our business hardware, telecommunication and software systems are new, we believe most of these systems are already year 2000 compliant and we do not expect internal year 2000 problems to materially affect us.

     We have started assessing the corporate systems and operations that we believe could be affected by the year 2000 problem. We have focused our year 2000 review on three areas: information technology infrastructure; non-information technology systems; and third-party compliance.

Information Technology Infrastructure

     Our year 2000 plan required us to assess and evaluate our information technology systems, including our computers, hardware, and software systems. We have identified critical computer, hardware, or software information technology systems that require replacement, upgrade, or modification. We have made the required replacement, upgrade, or modification. We currently believe that all of our critical information technology systems are year 2000 compliant.

Non-Information Technology Systems

     Some non-information technology systems used in our business, including air conditioning, fire sprinkler, telephone systems, and other equipment, may contain software that is vulnerable to year 2000 problems. The year 2000 problem could cause failures in these systems which could disrupt our operations. We are currently assessing the year 2000 readiness of many of these systems and equipment internally and with third parties and expect to have identified and corrected year 2000 problems in our critical non-information technology systems by September 1999.

Third-Party Compliance

     Our material third party business relationships include: third party manufacturer of our product, contract research organizations who assist us with the management of clinical trials and clinical data, and vendors and suppliers who provide goods and services to us. We are currently reviewing our vendors' and suppliers' year 2000 compliance plans and statements, and we expect to complete the assessment of our primary vendors and suppliers by September 1999. If we determine that any of our service providers, third party vendors or third party suppliers are not year 2000 compliant and cannot resolve all significant year 2000 issues by September 1999, we intend to select and implement alternate providers no later than October 1999.

Costs

     Our year 2000 assessment, remediation and testing activities have been conducted by internal personnel, and we have not tracked the amount of employee time expended on these tasks. Accordingly, we are unable to determine the cost of employee time devoted to year 2000 matters. We estimate that the cost of our year 2000 readiness efforts, including any necessary modifications, upgrading or replacement of computer equipment or software, has not been or will not be material.

Contingency Plan

     We are currently developing contingency plans to be implemented if we encounter year 2000 problems. We expect to complete these plans in September 1999. However, notwithstanding these plans and the other efforts of our year 2000 team, we cannot assure you that we will be year 2000 ready, or that year 2000 problems will not adversely affect our business, financial condition and results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

PART II

Item 1 - Legal Proceedings

       Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

               None

        27. Financial Date Schedule

        (b) Reports on Form 8-K

               None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Cypress Bioscience, Inc.

      August 16, 1999                /s/ Jay D. Kranzler
---------------------------         --------------------------------------------
         Date
                                    Jay D. Kranzler, M.D., Ph.D.
                                    Chief Executive Officer and Chairman of the
                                    Board
                                    (Principal Executive Officer and Acting
                                    Principal Accounting and Financial Officer)