Form 10-Q/A
period 1999-06-30
CYPRESS BIOSCIENCE INC
filed 1999-08-24
CIK 716054

                                  FORM 10-Q/A


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

The Company hereby amends and restates the following page reference numbers located in the table of contents as follows:

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................   9

Item 3 - Quantitative and Qualitative Disclosure About Market Risk..........  14

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company hereby amends and restates the second sentence of paragraph 5 of its "Results of Operations" subsection of its Management's Discussion and Analysis of Financial Condition and Results of Operations, as follows:

     "The increases in sales and marketing expenses of approximately 175% and 219% for the quarter and six months ended June 30, 1999, respectively, primarily resulted from the hiring of a sales force and other activities associated with the launch of the Prosorba column for RA in April 1999."

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Cypress Bioscience, Inc.

      August 24, 1999                /s/ Jay D. Kranzler
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