Form 10-Q
period 1999-09-30
CYPRESS BIOSCIENCE INC
filed 1999-11-15
CIK 716054

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30 1999, or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
      _________________

                         Commission File Number 0-12943

                           CYPRESS BIOSCIENCE, INC.
            (Exact Name of Registrant as specified in its charter)

          DELAWARE                                    22-238983
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

         4350 Executive Drive, Suite 325, San Diego, California  92121
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

     At November 1, 1999, 46,163,385 shares of Common Stock of the Registrant were outstanding.

               This filing, without exhibits, contains 18 pages.

                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                     Page
                                                                                   ----
Item 1 - Consolidated Balance Sheets as of
               September 30, 1999 (unaudited) and December 31, 1998.........       3

           Consolidated Statements of Operations for the quarter and nine
               months ended September 30, 1999 and 1998 (unaudited).........       4

           Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1999 and 1998 (unaudited)....       5

           Notes to Consolidated Financial Statements.......................       6

     Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................       9

     Item 3 - Quantitative and Qualitative Disclosure About Market Risk.....      15


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings.............................................      16

     Item 4 - Submission of Matters to a Vote of Security Holders...........      16

     Item 6 - Exhibits and Reports on Form 8-K..............................      17

     Signature..............................................................      18

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                           CYPRESS BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                             September 30,       December 31,
                                                                                 1999                1998
                                                                             --------------    ---------------
                                                                               (Unaudited)           (Note)
ASSETS
Current assets:
 Cash and cash equivalents                                                     $ 12,909,759       $  5,619,568
 Accounts receivable:
  Trade and other                                                                         --           584,200
  From agreement with Fresenius                                                     361,616                 --
 Inventories                                                                             --          1,014,443
 Assets of business transferred to Fresenius                                      1,359,020                 --
 Prepaid expenses                                                                   202,848            254,891
 Deferred financing costs - current                                                 140,266                 --
                                                                             --------------    ---------------
  Total current assets                                                           14,973,509          7,473,102

Property and equipment, net                                                         238,147          1,789,976
Restricted cash                                                                          --             35,000
Deferred financing costs - non-current                                              115,338                 --
Debt issuance costs, net                                                             12,133             17,957
                                                                             --------------    ---------------
  Total assets                                                                 $ 15,339,127       $  9,316,035
                                                                             ==============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                              $    496,437       $    778,061
 Accrued compensation                                                               108,334            164,832
 Accrued liabilities                                                                646,738            952,448
 Liabilities of business transferred to Fresenius                                 3,216,667                 --
 Notes payable - current                                                            374,229                 --
 Current portion of capital lease obligations                                         6,003              9,823
                                                                             --------------    ---------------
   Total current liabilities                                                      4,848,408          1,905,164

Convertible debentures                                                              400,000            400,000
Notes payable - long term                                                         1,742,370            144,804
Capital lease obligations, net of current portion                                    10,925             21,496

Stockholders' equity:
 Series A convertible preferred stock, $.02 par value; authorized 3,333,333 shares; issued and outstanding, none and 1,156,832 at September 30, 1999
  and December 31, 1998, respectively                                                    --             23,136
 Common stock, $.02 par value; authorized 60,000,000 shares; issued and outstanding, 46,163,385 shares at September 30, 1999 and 41,402,045
  shares at December 31, 1998                                                       923,268            828,041
 Additional paid-in capital                                                      94,374,010         86,238,466
 Deferred compensation                                                                   --           (239,446)
 Accumulated deficit                                                            (86,959,854)       (80,005,626)
                                                                             --------------    ---------------
  Total stockholders' equity                                                      8,337,424          6,844,571
                                                                             --------------    ---------------
  Total liabilities and stockholders' equity                                   $ 15,339,127       $  9,316,035
                                                                             ==============    ===============

See accompanying notes
Notes: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                           CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Quarter Ended September 30,                     Nine Months Ended September 30,
                                            1999                     1998                     1999                     1998
                                     --------------------     --------------------     --------------------   --------------------
Revenues:
   Product sales                                      --              $   603,060              $   588,120              $ 1,592,830
   Revenue from Fresenius agreement          $   330,681                       --                  709,991                       --
   Grant income                                       --                   38,542                       --                  242,777
                                             -----------              -----------              -----------              -----------
Total revenue                                    330,681                  641,602                1,298,111                1,835,607

Costs and expenses:
Production costs                                  47,059                  628,202                  836,685                1,398,390
Sales and marketing                            1,478,683                  811,431                3,880,903                1,563,992
Research and development                         373,142                  824,585                1,513,610                3,521,900
General and administrative                       672,378                  719,443                3,003,750                2,538,477
                                            ------------              -----------              -----------              -----------
Total cost and expenses                        2,571,262                2,983,661                9,234,948                9,022,759

Other income (expense):
   Interest income                               147,884                   60,144                  340,326                  248,484
   Interest expense                              (28,411)                 (12,116)                 (51,092)                 (27,951)
   Gain on sale of assets, net                       150                       --                  693,375                       --
                                            ------------              -----------              -----------              -----------
                                                 119,623                   48,028                  982,609                  220,533
                                            ------------              -----------              -----------              -----------

Net loss                                      (2,120,958)              (2,294,031)              (6,954,228)              (6,966,619)

Undeclared, imputed dividend on preferred
 stock                                                --               (2,078,431)                      --               (2,078,431)
                                            ------------              -----------              -----------              -----------

Net loss applicable to common shareholders   $(2,120,958)             $(4,372,462)             $(6,954,228)             $(9,045,050)
                                            ------------              -----------              -----------              -----------
Net loss per share                           $     (0.05)             $     (0.11)             $     (0.16)             $     (0.23)
                                            ============              ===========              ===========              ===========

Shares used in computing net loss
   per share                                  46,111,452               39,265,768               44,652,133               38,961,261
                                            ============              ===========              ===========              ===========

See accompanying notes.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                           CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                 1999                        1998
                                                                       ---------------------      -----------------------
Operating activities:
Net loss                                                                         $(6,954,228)                 $(6,966,619)
Adjustments to reconcile net loss to net cash used
  in operating activities:
 Depreciation and amortization                                                       221,720                      426,549
 Amortization of deferred compensation                                               239,446                      330,081
 Gain (loss) on disposal of property and equipment                                    94,477                       (6,610)
 Common stock issued for services and expenses                                       121,750                      109,206
 Stock options and warrants issued as compensation                                   239,354                           --
 Changes in operating assets and liabilities, net                                    645,238                     (303,075)
                                                                       ---------------------      -----------------------
          Net cash used in operating activities                                   (5,392,243)                  (6,410,468)

Investing activities:
 Purchase of equipment                                                              (132,612)                    (236,768)
 Restricted cash                                                                      35,000                      (35,000)
 Proceeds from business transferred to Fresenius                                   3,216,667                           --
 Proceeds from sale of assets                                                         15,050                        7,500
 Short-term investments                                                                   --                      (26,567)
                                                                       ---------------------      -----------------------
          Net cash provided by (used in) investing activities                      3,134,105                     (290,835)

Financing activities:
 Net proceeds from exercise of stock options and warrants                          6,346,529                    1,405,119
 Net proceeds from issuance of Series A convertible preferred stock                       --                    4,282,332
 Proceeds from notes payable                                                       2,000,000                      166,479
 Deferred financing costs                                                           (255,604)                          --
 Payment of notes payable                                                            (28,205)                          --
 Payment of capital lease obligations                                                (14,391)                          --
 Sale of common stock and warrants to Fresenius                                    1,500,000                           --
                                                                       ---------------------      -----------------------
          Net cash provided by financing activities                                9,548,329                    5,853,930

Net increase (decrease) in cash and cash equivalents                               7,290,191                     (847,373)
 Cash and cash equivalents at beginning of period                                  5,619,568                    7,541,320
                                                                       ---------------------      -----------------------
 Cash and cash equivalents at end of period                                      $12,909,759                  $ 6,693,947
                                                                       =====================      =======================

See accompanying notes

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                           CYPRESS BIOSCIENCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Business

     Cypress Bioscience, Inc. and its subsidiaries (the "Company") researches, develops and markets medical devices and therapeutics for the treatment of certain types of immune system disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. In April 1999, the Company launched the PROSORBA/(R)/ column, a therapeutic medical device, for the treatment of moderate to severe rheumatoid arthritis ("RA") in adult patients with long standing disease who have failed or are intolerant to disease-modifying anti-rheumatic drugs ("DMARDS"). The PROSORBA column was previously approved for use in idiopathic thrombocytopenic purpura ("ITP"), an immune-mediated bleeding disorder. The Company is also developing Cyplex, a platelet alternative, previously known as Infusible Platelet Membranes, as an alternative to traditional platelet transfusions.

2. Basis of Presentation and Significant Accounting Policies

     The accompanying consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the SEC for interim financial reporting. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K filed with the SEC.

3. Fresenius Agreements

     In March 1999, Cypress entered into an agreement with Fresenius AG ("Fresenius") of Bad Homburg, Germany and its U.S. subsidiary, Fresenius Hemotechnology, Inc. ("FHI"). The agreement provides Fresenius with an exclusive license to distribute the PROSORBA column in the U.S., Europe, Latin America, and subject to certain conditions, Japan and select Asian countries. Upon signing of the agreement, Cypress received a total of $1.5 million from Fresenius consisting of the purchase of 297,530 shares of Cypress common stock for $1.0 million, and $500,000 for the purchase of three-year warrants to buy 342,466 shares of Cypress common stock at $7.50 per share.

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

     Revenue from the Fresenius arrangement for the second and third quarter of 1999 consisted of Cypress's pro rata share of sales by FHI. Until profits are generated, Cypress will recognize revenue based on the payments from Fresenius, which are generally determined as the ratio of allowable expenses incurred for production, research and development and sales and marketing by Cypress compared to allowable expenses incurred by Cypress and Fresenius under the agreement. Until April 1999, Cypress recorded total PROSORBA column sales. As such, current year revenues are not directly comparable to revenues recorded in the prior periods.

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

The purchase price of the manufacturing facility and related assets may result in a gain to Cypress. The potential gain was deferred since the Company is responsible for reimbursing Fresenius for operating losses associated with this facility during 1999. The net book value of the property and equipment sold to Fresenius totaling $1.4 million was recorded on the balance sheet as "Assets of Business Transferred to Fresenius". The purchase price of the property and equipment sold totaling $3.2 million was recorded as "Liabilities of Business Transferred to Fresenius". As the Company becomes obligated to reimburse Fresenius, such amounts will be charged to "Liabilities of Business Transferred to Fresenius". When the obligation to Fresenius lapses at year end, the assets sold will be removed from the Company's balance sheet and the excess of the purchase price over the net book value of the assets sold plus reimbursement of certain operating costs will be recorded as a gain from sale of assets, if any. In October 1999, Fresenius notified the Company that it appears that there will be an operating loss for the plant this year. The amount of such losses has not yet been determined.

4. Term Loan

     In September 1999, Cypress signed a $5.0 million term loan agreement with a financing company of which $2.0 million was drawn down immediately. The initial loan is repayable in six monthly installments of interest only at 13.29% per annum. Thereafter, the loan is payable in twenty-four equal monthly payments of principal and interest. Under the terms of the loan agreement, Cypress may draw down an additional $1.0 million prior to the end of 1999. The remaining $2.0 million in available loans may be drawn down at the option of the Company and only if the Company meets certain financial conditions. Repayment terms for the remaining loan tranches are similar to the initial loan. The loan is secured by certain assets of the Company. In connection with this agreement, Cypress granted the lender a five-year warrant to purchase 168,851 shares of the company's common stock at an exercise price of $2.96 per share. The warrant was valued in accordance with SFAS No.12 and is amortized as additional interest expense over the term of the loan.

5.    Inventories

     Inventories at December 31, 1998 were comprised of the following:


Raw materials and components                                 $  536,513
Work in process                                                 288,930
Finished goods                                                  189,000
                                                    -------------------
                                                             $1,014,443
                                                    ===================


     In connection with the acquisition of the PROSORBA column manufacturing facility and related assets by Fresenius in April 1999, all inventory on hand was sold to Fresenius. The Company will not incur production costs for the PROSORBA column after April 1999. Accordingly, production costs for 1999 are not comparable to prior periods.

6.   Net Loss Per Share

     The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures are excluded, as their effect is antidilutive.

7.   Equity

     In March 1999, Cypress received proceeds of $600,000 from the exercise of warrants to purchase 332,944 shares of common stock. During April 1999, the Company received additional proceeds of approximately $4.6 million from the exercise of warrants to purchase 2,286,916 shares of common stock. The warrants were exercised at $2.00 per share.

     During the third quarter of 1998, the Company recognized a one-time, non-cash charge for imputed dividend of $2.1 million from the sale and issuance of Series A convertible preferred stock that raised $4.6 million.

PART I - FINANCIAL INFORMATION
ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

     In March 1999, the Company entered into an agreement with Fresenius and FHI. The Company granted to Fresenius the exclusive right to co-market and distribute the PROSORBA/(R)/ column in the U.S. and to register and distribute the PROSORBA column in Europe, Latin America, and subject to certain conditions, Japan and select Asian countries. In the U.S., net profits will be split 50/50 until PROSORBA column revenue reaches a pre-determined sales threshold, after which time Cypress will receive 60% of the profits and Fresenius will receive 40%. Net profits will be split 50/50 in countries outside the U.S. In addition, the Company may be entitled to receive milestone payments upon the achievement of certain cumulative net sales of the PROSORBA column.

     Product sales by Cypress for the third quarter of 1998 totaled $603,000. Product sales by Cypress for the nine months ended September 30, 1999 totaled $588,000 compared to $1.6 million for the comparable period in 1999. As of April 1999, the Company no longer recorded revenues from the sale of the PROSORBA column. Instead, Cypress recognizes revenue based on a pro rata share of the net sale of the PROSORBA column by Fresenius. Accordingly, product sales for the third quarter and nine months ended September 30, 1999 are not directly comparable to prior periods.

     Sales of the PROSORBA column by Fresenius for the third quarter of 1999 totaled $886,000 compared to product sales of Cypress of $603,000 in the comparable period in 1998. Sales of the PROSORBA column by Cypress or Fresenius for the nine months ended September 30, 1999 totaled $2.1 million compared to $1.6 million for the same period in 1998. The increase in PROSORBA column sales was attributed to sales of the product for use in RA offset in part by a decline in sales for use in the Idiopathic Thromboeytopenic Purpura ("ITP") indication.

    Until profits are generated from the arrangement with Fresenius, Cypress will recognize revenue based on payments due from Fresenius, which are generally determined as the ratio of allowable expenses incurred for production, research and development and sales and marketing by Cypress compared to allowable expenses incurred by Cypress and Fresenius under the agreement. Revenue from the Fresenius arrangement totaled $331,000 and $710,000 for the third quarter and nine months ended September 30, 1999, respectively.

     During 1998, the Company had a NIH Small Business Innovation Research grant that generated revenues of $39,000 and $243,000 for the third quarter and nine months ended September 30, 1998, respectively. This grant expired at the end of 1998 and will not be renewed.

     Production costs were $47,000 and $837,000 for the quarter and nine months ended September 30, 1999, respectively, compared to $628,000 and $1.4 million for the comparable periods of 1998. In April 1999, Fresenius purchased the PROSORBA column manufacturing facility and related assets from Cypress. As of May 1999, production costs represent royalties incurred by the Company for PROSORBA column sales payable to third parties. The decrease in production costs of 93% and 40% for the quarter and nine months ended September 30, 1999 compared to the same periods in 1998 were primarily attributable to the sale of this facility. In connection with the sale of the manufacturing plant, Fresenius purchased from the Company inventory of $2.0 million that resulted in a gain to the Company of $693,000. This gain was recorded as a gain on sale of assets in the statement of operations.

     Sales and marketing expenses were $1.5 million and $3.9 million for the quarter and nine months ended September 30, 1999, respectively, up from $811,000 and $1.6 million for the same periods of 1998. The increases in sales and marketing expenses of approximately 85% and 144% for the quarter and nine months ended September 30, 1999 compared to the same periods in 1998 primarily resulted from the hiring of a sales force and other activities associated with the launch of the PROSORBA column for RA in April 1999. In the U.S., Cypress and Fresenius will jointly market the PROSORBA column. Under its agreement with Fresenius, sales and marketing expenses of up to 15% of net sales for the applicable periods may be incurred by the Company in the U.S. Fresenius may incur sales and marketing expenses of up to 5% of net sales. Fresenius may incur sales and marketing expenses of up to 20% of net sales outside the U.S. During the first two years of the partnership, the Company expects to spend approximately $11.0 million in sales and marketing expenses due to launch costs. This is expected to be in excess of the 15% of net sales Cypress is allowed under the agreement. If net sales beginning in March 1999 and ending in March 2001, are higher than expected, the Company may be able to recover a portion of its excess unreimbursed sales and marketing expenses up to $9.0 million under the agreement. The Company expects to incur substantially higher sales and marketing expenses during 1999 due to the commercial launch of the PROSORBA column for RA.

     Research and development expenses were $373,000 and $1.5 million for the quarter and nine months ended September 30, 1999, respectively, down from approximately $825,000 and $3.5 million for the corresponding periods of 1998. The decrease in research and development expenses of approximately 55% and 57% for the quarter and nine months ended September 30, 1999 compared to the same periods in 1998 was primarily attributable to the completion of the Phase III clinical trials for the PROSORBA column for RA in January 1998. In addition, expenses associated with the development of Cyplex decreased with the closing of a facility in Boston in June 1998. Effective April 1999, Cypress and Fresenius will share in future clinical trial expenses in the U.S. Fresenius will have exclusive responsibility for clinical trials and registration of the product in certain other markets. The Company expects to incur significant ongoing research and development expenses in connection with the mandatory Phase IV U.S. clinical trials for the treatment of RA using the PROSORBA column in combination with methotrexate, a disease-modifying anti-rheumatic drug ("DMARD"). Cypress and Fresenius will share in the funding of these clinical studies.

     General and administrative expenses totaled $672,000 and $3.0 million for the quarter and nine months ended September 30, 1999, respectively, compared to $719,000 and $2.5 million for the comparable periods in 1998. The 7% decrease in general and administrative expenses for the third quarter of 1999 compared to 1998 was due to completion of business development efforts associated with the Company's agreement with Fresenius. The 20% increase in general and administrative expenses for the nine months ended September 30, 1999 compared to the same period in 1998 was primarily the result of business development activities with Fresenius in the first quarter of 1999.

    The purchase price of the manufacturing facility and related assets by Fresenius may result in a gain to Cypress. The potential gain was deferred since the Company is responsible for reimbursing Fresenius for operating losses associated with this facility during 1999. The net book value of the property and equipment sold to Fresenius totaling $1.4 million is recorded on the balance sheet as "Assets of Business Transferred to Fresenius". The purchase price of the property and equipment sold totaling $3.2 million was recorded as "Liabilities of Business Transferred to Fresenius". As the Company becomes obligated to reimburse Fresenius, such amounts will be charged to "Liabilities of Business Transferred to Fresenius". When the obligation to Fresenius lapses at year end, the assets sold will be removed from the Company's balance sheet and the excess of the purchase price over the net book value of the assets sold plus reimbursement of certain operating losses will be recorded as a gain from sale of assets, if any. In October 1999, Fresenius notified the Company that it appears that there will be an operating loss for the plant this year. The amount of such losses has not been determined.

     During the third quarter of 1998, the Company recognized a one-time, non-cash charge for imputed dividend of $2.1 million from the sale and issuance of Series A convertible preferred stock that raised $4.6 million.

      The Company expects to incur operating losses until it and Fresenius successfully market the PROSORBA column for RA in the U.S There can be no assurance that the Company can achieve or sustain profitability. There can be no assurance that the Company and Fresenius will be able to successfully market the PROSORBA column for RA in the U.S. There can be no assurance that the Company will be able to obtain FDA approval for or be able to successfully commercialize Cyplex. The Company has spent considerable time and expense in obtaining FDA approval of the PROSORBA column for the RA indication. Pursuant to the Company's agreement with Fresenius, the Company must incur significant additional expense and assume the majority of the risk associated with the commercial launch and ongoing sales and marketing of the PROSORBA column in the U.S., and the on-going clinical trials. Any net profits from the sale of the PROSORBA column are shared with Fresenius and the Company depends upon Fresenius to reimburse it for expenses from net sales. The successful launch of the PROSORBA column for use in RA will depend without limitation on the following factors; acceptance of the product by physicians, medical groups and patients, availability and convenience of treatment centers, availability of third party reimbursements, the effectiveness of the Company's and Fresenius' marketing strategy, competition and effectiveness and availability of alternative treatments.

Liquidity and Capital Resources

     At September 30, 1999, the Company had cash and cash equivalents of $12.9 million compared to $5.6 million at December 31, 1998. The Company's working capital as of September 30, 1999 was approximately $10.1 million compared to $5.6 million at December 31, 1998. The increase in working capital was partially attributable to proceeds from the sale of common stock and warrants to Fresenius totaling $1.5 million. In addition, the Company sold the PROSORBA manufacturing facility and related assets to Fresenius for $5.2 million. The purchase price consisted of cash of $1.2 million and an offset of a draw down in March 1999 of $4.0 million from an interest-free line of credit provided by Fresenius during the same period. Further, during 1999, the Company received proceeds of $6.3 million from the exercise of warrants and stock options to purchase 3.3 million shares of the Company's common stock. In September 1999, the Company signed a $5.0 million term loan with a financing company of which $2.0 million was immediately drawn down. The increase in working capital was partially offset by cash used in operations of approximately $5.4 million during the first nine months of 1999.

     In September 1999, the Company signed a $5.0 million term loan agreement with a financing company of which $2.0 million was drawn down immediately. The initial loan is repayable in six monthly installments of interest only at 13.29% per annum. Thereafter, the loan is payable in twenty-four equal monthly payments of principal and interest. Under the terms of the loan agreement, Cypress may draw down an additional $1.0 million prior to the end of 1999. The remaining $2.0 million in available loans may be drawn down at the option of the Company and only if the Company meets certain financial conditions. There can be no assurance that the Company will be able to satisfy the financial criteria required to draw down the final $2.0 million of the loan. Repayment terms for the remaining loan tranches are similar to the initial loan. The loan is secured by certain assets of the Company. In connection with this agreement, Cypress granted the lender a five-year warrant to purchase 168,851 shares of the company's common stock at an exercise price of $2.96 per share. The warrant was valued in accordance with SFAS No.12 and is amortized as additional interest expense over the term of the loan.

      During the fourth quarter of 1998, the Company hired a sales force for the commercial launch of the PROSORBA column for RA. The Company's sales force has had only limited experience in marketing the PROSORBA column for use in the treatment of RA. There can be no assurance that the Company's sale force will be successful in marketing the PROSORBA column for RA or any other use. The Company's marketing strategy includes gaining medical association support and the support of opinion leaders in the rheumatology community. There can be no assurance that the Company's sales force will succeed in gaining this acceptance. Any such failure to successfully market the PROSORBA column for RA, or any other disease indication other than ITP, could have a material adverse effect on the Company's business, cash flow and financial position. The failure of sales to increase at expected rates may adversely affect the Company's cash flow, its results of operations and its profit share from the Fresenius agreement.

     In both domestic and foreign markets, sales of the Company's product depends in part on the availability of reimbursement of third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. There can be no assurance that the Company's proposed products will be considered cost effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. Legislation and regulations affecting the pricing of medical devices may change over time. Any such changes could further limit reimbursement for medical products and services.

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

     The Company is actively seeking opportunities to raise additional capital to fund sales and marketing efforts, post-marketing studies and additional clinical trials for the PROSORBA column in RA and other indications; and the further development of Cyplex. To the extent the Company decides to develop products other than the PROSORBA column, it will be required to raise additional capital. The amount of capital required by the Company is dependent upon many factors, including the following: the timing and volume of PROSORBA sales, selling and marketing costs, the profitability of the Fresenius agreement, results of clinical trials, results of current research and development efforts, the FDA regulatory process, costs of commercialization of products and potential competitive and technological advances. Because the Company is unable to predict the outcome of the foregoing factors, some of which are beyond the Company's control; the Company is unable to estimate with certainty its mid- to long-term capital needs. Although the Company may seek to raise additional capital through a combination of equity sources, there can be no assurance the Company will be able to raise additional capital through such sources or the funds raised thereby will allow the Company to maintain its current and planned operations. If the Company is unable to obtain additional capital, it will be required to delay, scale back or eliminate some or all of its sales and marketing and research and development activities. The Company expects that existing cash resources, and if necessary, a reduction of its expenditure rate will be sufficent to fund operations through the end of 2000. In addition, the Company may be required to license to third parties technologies that the Company would otherwise seek to develop itself, to seek financing through the debt market at potentially higher costs to the Company or to seek additional methods of financing.

Year 2000 Compliance

     Cypress's business hardware, telecommunication and software systems are generally new, therefore, the Company believes that most of these systems are already year 2000 compliant and will not be adversely affected by the year 2000 issue.

     The Company has evaluated the corporate systems and operations that could be affected by the year 2000 problem. The following areas were reviewed: information technology infrastructure; non-information technology systems; and third-party compliance.

Information Technology Infrastructure

     Cypress's year 2000 plan required the year 2000 team to assess and evaluate the information technology systems, including computers, hardware, and software systems. The year 2000 team identified critical computer, hardware, or software information technology systems that required replacement, upgrade, or modification. The Company has made the required replacements, upgrades, or modifications, and believes that all the critical information technology systems are year 2000 compliant.

Non-Information Technology Systems

     Some non-information technology systems used in the business, including air conditioning, fire sprinkler, telephone systems, and other equipment, may contain software that is vulnerable to year 2000 problems. The year 2000 problem could cause failures in these systems which could disrupt operations. The Company has assessed the year 2000 readiness of many of these systems and equipment internally and with third parties. Cypress believes that all of the critical non-information technology systems are year 2000 compliant.

Third-Party Compliance

     Cypress's material third party business relationships include: a third party manufacturer of the PROSORBA column, contract research organizations who assist with the management of clinical trials and clinical data, and vendors and suppliers who provide goods and services. The Company has evaluated the year 2000 compliance of all significant third party vendors and is satisfied that they have taken all the necessary steps to ensure their year 2000 compliance.

Costs

     The year 2000 assessment, remediation and testing activities were conducted by internal personnel, and the amount of employee time expended on these tasks was not tracked. Therefore, the Company is unable to determine the cost of employee time devoted to year 2000 matters. Cypress estimates that the cost of year 2000 readiness efforts, including any necessary modifications, upgrading or replacement of computer equipment or software, has not been material.

Contingency Plan

     The Company does not believe that a contingency plan is needed for the information technology infrastructure. However, despite the efforts of the year 2000 team, the Company cannot guarantee that the year 2000 problem will not adversely affect the financial condition or results of operations. Should the third party manufacturer be unable to manufacture PROSORBA columns due to a year 2000 problem, it will adversely affect the financial condition and results of operations of Cypress.

PART I - FINANCIAL INFORMATION
Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on September 14, 1999.

     (b) Philip O'Reilly was elected as directors to serve until the 2002 annual meeting, or until such directors' earlier death, resignation or removal. The Company's Board of Directors is comprised of the individual elected this year and the following directors completing the following terms: Jay D. Kranzler, M.D., Ph.D., Richard M. Crooks, Jr. and David Golde, M.D., whose terms expire in 2000, Jack Vaughn and Samuel D. Anderson whose terms expire in 2001.

     (c) The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:

          (1) For the election of the nominee as director:

                                                                               Withheld Authority or
                                                            For                       Against

                                                 ------------------------    ------------------------
          Philip O'Reilly                                31,933,427                    519,521

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

                        For                          Against               Abstained              Non-votes
          --------------------------------     -------------------     ------------------    -------------------
                     31,162,225                       1,214,536              76,187               13,636,681

          (3) To approve an amendment to the Company's Restated Certificate of Incorporation to increase the Company's authorized number of shares of Common Stock from 60,000,000 share to 75,000,000 shares;

                         For                         Against               Abstained              Non-votes
          --------------------------------     -------------------     ------------------    -------------------
                     31,180,397                      1,166,661               105,890               13,636,681

          (4) To ratify the selection of Ernst & Young LLP as the Company's independent auditors for its fiscal year ending December 31, 1999:

                         For                         Against               Abstained              Non-votes
          --------------------------------     -------------------     ------------------    -------------------
                     32,194,534                     141,799                  116,615                  -

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Loan and Securities Agreement between Cypress Biosciences, Inc., PRP, Inc. and Transamerica Business Credit Corporation

          10.2 Stock Subscription Warrant to Purchase Common Stock of Cypress Bioscience, Inc. between the Company and TBCC Funding Trust II or its Registered Assigns

     27. Financial Date Schedule

     Reports on Form 8-K

            None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Cypress Bioscience, Inc.

     November 15, 1999                 /s/ Jay D. Kranzler
--------------------------     -------------------------------------------------
          Date                 Jay D. Kranzler, M.D., Ph.D.
                               Chief Executive Officer and Chairman of the Board
                               (Principal Executive Officer and Acting
                               Principal Accounting and Financial Officer)