Form 10-K405
period 1999-12-31
CYPRESS BIOSCIENCE INC
filed 2000-03-30
CIK 716054

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                          Commission File No. 0-12943

                           CYPRESS BIOSCIENCE, INC.
            (Exact name of registrant as specified in its charter)
                                _______________

                   Delaware                                22-2389839
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)


       4350 Executive Drive, Suite 325
            San Diego, California                             92121
       (Address of principal executive                     (Zip Code)
                   offices)

      Registrant's telephone number, including area code:  (858) 452-2323

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No __
                                         --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 1, 2000 was $175,868,304.*

The number of shares outstanding of the Registrant's common stock as of March 1, 2000 was 48,178,062.

DOCUMENTS INCORPORATED BY REFERENCE:  None

______________________

* Calculated based on 37,024,906 shares of common stock held as of March 1, 2000 by nonaffiliates and a per share market price of $4.75. Excludes 11,153,156 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the common stock outstanding at March 1, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                           CYPRESS BIOSCIENCE, INC.

                                   FORM 10-K

                                     INDEX

                                    PART I

                                                                                              Page
                                                                                              ----
ITEM 1    Business............................................................................   1
ITEM 2    Properties..........................................................................  14
ITEM 3    Legal Proceedings...................................................................  14
ITEM 4    Submission Of Matters To a Vote of Security Holders.................................  14

                                                 PART II

ITEM 5     Market For The Company's Common Stock And Related Security Holder Matters..........  15
ITEM 6     Selected Consolidated Financial Data...............................................  16
ITEM 7     Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations..........................................................  17
ITEM 7A    Quantitative and Qualitative Disclosures About Market Risk.........................  20
ITEM 8     Financial Statements And Supplementary Data........................................  20
ITEM 9     Changes In And Disagreements With Accountants On Accounting
           And Financial Disclosure...........................................................  20

                                                 PART III

ITEM 10    Directors And Executive Officers Of The Company....................................  21
ITEM 11    Executive Compensation.............................................................  24
ITEM 12    Security Ownership Of Certain Beneficial Owners And Management.....................  29
ITEM 13    Certain Relationships And Related Transactions.....................................  30

                                                 PART IV

ITEM 14   Exhibits, Financial Statement Schedules And Reports on Form 8-K.....................  31
          Signatures..........................................................................  33

                                    PART I

Item 1.  BUSINESS

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular, statements in this Annual Report about the Company's plans, strategies and prospects. These statements, which may include words such as "may," "will," "expect," "believe," "intend," "plan," "anticipate," "estimate," or similar words, are based on the Company's current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although the Company believes that its beliefs, expectations and assumptions reflected in these statements are reasonable, the Company's actual results and financial performance may prove to be very different from what the Company might have predicted on the date of this Annual Report. Some of the risks and uncertainties that might cause such differences are discussed under the heading "Risk Factors" beginning on page 11 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 17.

COMPANY OVERVIEW AND RECENT DEVELOPMENTS

     Cypress Bioscience, Inc. (the "Company") markets the PROSORBA(R) column for the treatment of types of rheumatoid arthritis ("RA") and idiopathic thrombocytopenia purpura ("ITP"), which are types of immune disorders, and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The PROSORBA column absorbs antibodies and circulating immune complexes and modulates the patient's inappropriate immune response to certain diseases. In March 1999, the Food and Drug Administration ("FDA") granted Cypress marketing clearance to distribute the PROSORBA column for the treatment of moderate to severe RA. The Company previously received marketing clearance from the FDA in December 1987 to distribute the PROSORBA column for the treatment of ITP, an immune-mediated bleeding disorder.

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

     The Company appeared at a hearing before the FDA's Gastroenterology and Urology Device Advisory Panel (the "FDA Panel") on October 29, 1998. The FDA Panel recommended on that day to the FDA that the PROSORBA column be approved for the treatment of moderate to severe RA, subject to certain requirements. On March 16, 1999, the Company received marketing clearance for the PROSORBA column subject to the requirement that the Company conduct a post-marketing trial for the treatment of RA with a combination of the PROSORBA column and a disease modifying anti-rheumatic drug ("DMARD"). In April 1999, the Company and its partners, Fresenius Aktiengesellschaft and Fresenius Hemotechnology, Inc. (collectively "Fresenius") commercially launched the PROSORBA column in the U.S. for the RA indication.

     The Company is also developing Cyplex(TM), a platelet alternative, previously known as Infusible Platelet Membranes ("IPM"), as an alternative to traditional platelet transfusions. Currently the Company does not have a facility to manufacture Cyplex; however, the Company is working to improve the Cyplex manufacturing process by investing in process development with third parties. Once Cyplex production resumes, the Company expects to initiate a Phase IIb clinical trial.

     In addition, the Company has in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and expects to continue to do so in the future.

Agreement with Fresenius

     In March 1999, the Company entered into a partnership with Fresenius for the co-marketing and distribution of the PROSORBA column in the United States and for the registration and distribution of the PROSORBA column in Europe, Latin America and subject to certain conditions, Japan and select Asian countries. The terms of the agreement with Fresenius specify joint efforts to introduce and market the PROSORBA column in the U.S., with Fresenius having exclusive distribution rights and responsibility for clinical trials and registration overseas. The Company has taken the lead in marketing the PROSORBA column to rheumatologists in the U.S. who are generally the doctors who prescribe the PROSORBA column for RA treatment (the Company's present marketing strategy). Fresenius will take the lead in marketing the PROSORBA column to rheumatologists and physicians outside the United States. The agreement includes a 50/50 profit split in the territories other than the

United States. The profit sharing is 50/50 in the U.S. for both the PROSORBA column and disposables sold by Fresenius for use with the PROSORBA column, and for any contract year that PROSORBA column sales exceed $25 million in the U.S. the Company will receive 60% of the profits for such contract year and Fresenius will receive 40%. In addition, the Company is entitled to receive up to $54 million in license payments upon the achievement of certain cumulative net sales of the PROSORBA column (subject to conditions relating to the timing of such payments). In the United States, the license payments are payable in some cases in cash and in others in equity investments by Fresenius at market prices, and in the non-U.S. territory, the license payments are payable in cash.

     Revenues from the Fresenius agreement for the year ended December 31, 1999 consisted of Cypress's pro rata share of sales by Fresenius. Until profits are generated, Cypress will recognize revenue based on the payments form Fresenius, which are generally determined as the ratio of allowable expenses incurred for production, research and development and sales and marketing by Cypress compared to allowable expenses incurred by Cypress and Fresenius under the agreement.

     The agreement also included an option for Fresenius to purchase assets used in Cypress' manufacturing facilities in Redmond, Washington (the "Option"). In April 1999, Fresenius exercised its option and acquired the asset related to then PROSORBA column manufacturing function for $5.2 million. During 1999 Cypress recorded a total gain on the sale of approximately $2.5 million recognized from inventory and manufacturing assets.

     In addition, in March 1999, Fresenius purchased 297,530 shares of the Company's common stock for approximately $1.0 million or $3.361 per share and purchased for $500,000 a three-year warrant to purchase 342,466 shares of common stock with an exercise price of $7.50 per share.

The PROSORBA Column

     The Company's PROSORBA column is a therapeutic, extracorporeal immunoadsorption device which removes circulating immune complexes and immunoglobulin from a patient's plasma in a procedure that takes place in an extracorporeal loop (i.e., outside the body) and returns the treated plasma and red blood cells to the patient. The PROSORBA column treatment uses therapeutic apheresis, in a process similar to donating platelets, a patient's blood is removed from an arm and passed through a cell separator machine that separates the blood cells from the plasma (the liquid portion of the blood). The plasma is then passed through the PROSORBA column, which is composed of a silica matrix coated with protein A, a substance which binds to immunoglobulin (commonly known as antibodies) and other circulating immune complexes. Once these substances are removed, the plasma is recombined with the red blood cells and reinfused into the patient's body. This procedure generally lasts two-hours and can be performed in an outpatient setting. The standard course of treatment for RA involves 12 weekly outpatient apheresis sessions.

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

     Fresenius, the Company's partner, received CE mark approval on the PROSORBA column in January 2000, and CE mark clearance on the complete treatment system is expected in the second quarter of 2000. This approval will allow Fresenius to begin marketing the PROSORBA column to European Common Market countries in the second quarter of 2000.

     The agreement the Company entered into with Fresenius did not include distribution rights for Canada. In March 2000, the Company entered into an agreement with Medexus of Toronto, Canada, pursuant to which Medexus was appointed as the exclusive Canadian distributor. Medexus received Canadian approval to market the PROSORBA column in March 2000. Medexus will be conducting clinical studies and plans to begin marketing the PROSORBA column in the second quarter of 2000 to Canadian rheumatologists.

Rheumatoid Arthritis

     Rheumatoid arthritis is an autoimmune disease which occurs when the body's own immune system attacks the cartilage surrounding the joints. This chronic immune response causes pain, stiffness, swelling and loss of function in the joints and eventually leads to inflammation in other body organs. Most patients exhibit a chronic, fluctuating course of disease that, if left untreated, results in progressive joint destruction, deformity, disability and premature death. Because there is no known cure for RA or means of preventing it, optimal management requires early diagnosis and timely introduction of agents which reduce the probability of irreversible joint damage. Unfortunately, many of the most commonly used medications to treat RA are toxic or teratogenic. Some of the therapies were originally developed as cancer chemotherapy regimens and are only effective for a limited number of years.

     RA is not the arthritis of aging, known as osteoarthritis, in which cartilage is destroyed over time. RA is an aggressive, systemic and often debilitating disease in which the body's immune system mistakes its cells as foreign and attacks its own tissue, resulting in severe consequences, including joint destruction. Much like other autoimmune diseases, the onset of RA most often occurs during the most productive period of one's life, during the 30's and 40's, though sufferers may range in age from children to elderly. The disease also shows a 3 to 1 preference for women.

     The American College of Rheumatology estimates that roughly 1% of the U.S. population, or approximately 2.5 million people, are afflicted with RA. Worldwide, the incidence is believed to be about seven million people. An estimated 200,000 patients are newly diagnosed with RA each year in the United States alone. Currently, there is no cure for RA - only therapies that attempt to reduce pain and inflammation and retard the disease process.

History of the Development of the PROSORBA Column in Rheumatoid Arthritis

     In September 1995, the Company announced the results of its 15 patient pilot clinical trial that used the PROSORBA column for therapy in RA. The results showed a statistically significant 76% reduction in painful joints and a 70% reduction in swollen joints in 11 patients three months after completing treatment with the PROSORBA column. These results were published in the Journal of Rheumatology in August 1999. The Company believes that these findings confirm the potential utility of the PROSORBA column in treating RA reported by an earlier independent study published in the JOURNAL OF RHEUMATOLOGY in May 1994.

     In 1996, the Company began providing financial support to several leading research facilities in the form of grants and contractual support to further efforts in studying the mechanism of action of the PROSORBA column in the treatment of RA. For the years ended December 31, 1999 and 1998, the amounts of financial support provided by the Company were approximately $212,000 and $152,000, respectively.

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

     In January 1998, the Company announced that an independent Data Safety and Monitoring Board ("DSMB") recommended the early cessation of the Company's Phase III clinical trial evaluating the use of the PROSORBA column in the treatment of RA. The recommendation to end enrollment in the Phase III trial was based on the achievement of favorable safety and statistically significant efficacy results. These results were recently published in Arthritis & Rheumatism in October 1999. In July 1998, the Company filed a PMA application for submission to the FDA requesting new labeling for the PROSORBA column to incorporate the RA indication. The Company appeared at a hearing before the FDA's Panel on October 29, 1998. The FDA Panel recommended on that day to the FDA that the PROSORBA column be approved for the treatment of moderate to severe RA, subject to certain requirements. In March 1999, the Company received marketing approval for the PROSORBA Column for use in the treatment of moderate to severe RA. A condition of approval of the PROSORBA column by the FDA was that Cypress agree to conduct a post approval study (device equivalent of Phase IV trial) of the PROSORBA column used with concomitant methotrexate therapy. Mandatory post approval trials are post-marketing studies in order to gather additional data concerning the product's performance after commercial sales begin. In this case, Cypress will study the safety and effectiveness of the PROSORBA column in patients who continue to take a common rheumatoid arthritis medication, methotrexate.

Cyplex(TM) (Infusible Platelet Membranes), A Platelet Alternative

     Cypress is also developing Cyplex, previously known as Infusible Platelet Membranes, as an alternative to traditional platelet transfusions. Cyplex is made from small platelet membrane fragments, which can be virally inactivated similar to other blood-derived products. Cypress provides the following significant benefits over traditional platelets:

 .    Longer shelf life (greater than one year vs. 3 to 5 days for human platelets);
 .    Virally inactivated compared to human platelets, which can transmit viral infection; and do not induce an immune response compared to human platelets, meaning they may function in settings where the patient is "Refractory" to standard platelet transfusions.

     Several extramural projects are currently ongoing at leading institutions in Europe and North America to improve the Cyplex manufacturing process, including an agreement with the Dutch Red Cross (CLB) to collaborate on process development and scale-up of Cyplex. Further clinical studies await the conclusion of the manufacturing optimization studies.

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

     Thrombocytopenia is currently treated with transfusion of human platelets. In 1992, sales of platelets to hospitals for this purpose were about $1.3 billion worldwide, including approximately $550 million in the United States. The Company estimates that associated costs with platelet transfusions, including filters, HLA cross matching and donor recruitment add another approximately $200 million in the United States. Platelet usage in the U.S. grew at an average annual rate of about 5% to 7% since 1987, and the Company expects this growth to continue for at least the next several years. Cyplex has the potential to replace a major percentage of platelet transfusions for thrombocytopenia.

     Platelet transfusion is generally an effective therapy, but it has a number of significant drawbacks. Based on the Phase IIb clinical trial conducted in 1996 to 1998, we believe Cyplex's characteristics will allow it to overcome a majority of the disadvantages of platelet transfusion, as summarized in the table below:

-------------------------------------------------------------------------------------------------------------------------
Human Platelets                               Cyplex(TM) Benefits                      Cyplex(TM) Economic Impact
-------------------------------------------------------------------------------------------------------------------------
Can transmit viruses                  Viral Inactivation                       Increased safety, reduced liability and
                                                                               testing costs

Patients frequently become            Does not induce alloimmunization         Reduced hospitalization, no platelet
alloimmunized*                                                                 typing, improved outcomes

Platelets do not control bleeding     Cyplex(TM) controls bleeding in many     Reduced morbidity and mortality
in some patients                      of these patients

Shelf life of 3 to 5 days             Shelf life greater than one year         Reduced loss from out-dating, emergency
                                                                               availability, improved logistics and
                                                                               reduced infrastructure
-------------------------------------------------------------------------------------------------------------------------

*Alloimmunization is the process whereby the body develops antibodies to platelets that cause later transfusions to be ineffective.

     In addition to safety and toxicity testing in animals and humans, in early 1996, the Company initiated a trial designed to study efficacy in patients with low platelet counts during active bleeding episodes. The Phase II trial showed that Cyplex controlled or halted bleeding in 17 of 26 patients, a 65% response rate. Of the 26 patients, 12 had previously not responded to platelet transfusions, the traditional therapy for uncontrolled bleeding. In this subgroup of refractory non-responders, Cyplex was effective in controlling or halting bleeding in 7 out of 12 patients, or 58% of the time.

     In February 1998, the Company entered into a collaborative agreement with The Central Laboratory of the Dutch Red Cross, a leading manufacturer and supplier of blood derivatives, and an organization with a strong tradition of research. The collaboration is on process development and scale-up of Cyplex. The collaborative work is intended to accelerate commercialization of Cyplex, reduce the manufacturing costs, improve the clinical characteristics and to broaden its potential market beyond patients who are resistant to platelet transfusions.

MARKETING AND SALES

     In April 1999, the Company and Fresenius launched the sale of the PROSORBA column for the treatment of moderate to severe RA, this after receiving clearance to market the PROSORBA column for RA from the FDA in March 1999.
The PROSORBA
column was previously approved by the FDA in 1987 for use in ITP, an immune bleeding disorder.

     The Company entered into the agreement with Fresenius (see "Agreement with Fresenius") in March 1999, in which Cypress and Fresenius agreed to jointly
market the PROSORBA column as a treatment for RA.   The Company has taken the
lead in marketing the PROSORBA column to rheumatologists in the U.S. who will prescribe the PROSORBA column for RA treatment. As of March 2000 the Company currently has 19 sales and marketing employees whose primarily goal is marketing the PROSORBA column for the RA. Of this group 15 are sales representatives directly calling on rheumatologists. Since the PROSORBA column's launch for RA in April 1999, RA sales have increased from quarter to quarter. The Company is concentrating its efforts on marketing the PROSORBA column for use in RA. However, since the Company has not actively marketed the PROSORBA column for treatment of ITP, and does not intend to do so in the future, sales for the treatment of ITP have declined and may continue to do so in the future.

     Successful commercialization of a new medical product, such as the PROSORBA column for the RA indication, depends on medical coverage and reimbursement by public and private health insurers to health care providers for use of such products. Payers are increasingly challenging the price and cost effectiveness of medical products and there are constant issues and questions related to reimbursement of the treatments with the PROSORBA column. The Company funds a PROSORBA column reimbursement hotline. Through the hotline the physician office can obtain assistance with coverage and reimbursement inquiries, including direct contact with third-party payers to resolve coverage and reimbursement questions.

     The PROSORBA column treatment uses a therapeutic apheresis procedure when administered to patients. The providers of therapeutic apheresis are limited, and therefore availability of therapeutic apheresis to rheumatologists may also be limited. As a result, a rheumatologist may not use the PROSORBA column on patients which would consequently affect sales of the PROSORBA column.

     No customer represented more than 10% of the Company's annual sales during the years ended 1999, 1998 and 1997, respectively.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

     The Company believes that its success depends primarily on the experience, capabilities, and skills of its personnel. However, patents and other proprietary rights are important and the Company seeks to protect its intellectual property rights by a variety of means, including patents, maintaining trade secrets and proprietary know-how, and technological innovation to develop and maintain its competitive position. Cypress actively seeks patent protection both in the U.S. and internationally and has a portfolio of patents and license rights related to the PROSORBA column and Cyplex. There is no assurance that the Company will be able to obtain additional patents either in the United States or in foreign jurisdictions or that, any existing or future patents will provide sufficient protection or be of commercial benefit to the Company. Insofar as the Company relies on trade secrets and unpatented proprietary know-how, there is no assurance that others will not independently develop similar technology or that secrecy will not be breached. Finally, there is no assurance that the Company will be able to develop further technological innovations.

The PROSORBA Column

     The Company presently owns ten issued U.S. patents and two international patents (excluding patents relating to the area of platelet therapeutics) which expire during 2004 to 2015. The process used in manufacturing the PROSORBA column is covered by several of these patents. Pursuant to the License and Distribution Agreement, the Company has granted to Fresenius an exclusive license under certain patents related to the PROSORBA column to manufacture, use and distribute the PROSORBA column in the territory for use in the treatment of ITP, RA and any other indications that may be cleared by the FDA. See "Company Overview" and "Marketing and Sales". Certain patents cover the use of the PROSORBA column in the treatment of ITP and RA. United States and international applications are pending. The Company also owns the registered trademark PROSORBA(R) in the U.S. and other jurisdictions. The Company expects that the value of its trademark will increase with sales of the PROSORBA column for RA. The Company intends to enforce its trademarks and brand names.

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

General

     Although patents are enforceable from the date of issuance and presumed to be valid, future litigation or reexamination proceedings regarding the enforcement of validity of the Company's existing patents or future patents, if issued, could result in a ruling adverse to the Company that could invalidate such patents or substantially reduced the scope of protection afforded by such patents. There can be no assurance that the Company's patents will afford commercially significant protection of its proprietary technology or have commercial application. There has been no judicial determination of the validity or scope of its proprietary rights. Moreover, the patent laws in foreign countries may differ from those of the United States, and the degree of protection afforded by foreign patents may be different.

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

     The Company has nonexclusive licenses to certain third-party patents relating to the PROSORBA column for which the Company pays royalties based upon the PROSORBA column sales. These licenses have been sublicensed to Fresenius.

GOVERNMENT REGULATION

     The Company's research and development activities and the marketing of the PROSORBA column by the Company are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, both biologics and medical devices are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, clearance, advertising and promotion of the Company's products. In addition to the FDA regulations, the Company is also subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and clearance within this regulatory framework takes a number of years and involves the expenditure of substantial resources. In addition, there is no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development which may affect clearance or delay of an application or require additional expenditures by the Company.

     The Company's regulatory strategy is to pursue clinical development and marketing clearance of its products worldwide. The Company intends to seek input from the FDA at each stage of the clinical process to facilitate appropriate and timely clinical development, focusing on issues such as trial design and clinical endpoints. Where appropriate, the Company intends to pursue available opportunities, to the extent available, for accelerated approval of products. A corporate partner may be helpful to accelerate international development. The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted Premarket Approval Application, New Drug Application or Product License Application. Similar delays may also be encountered in foreign countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and the facilities in which the product is manufactured are subject to continual review and periodic inspections. Late discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

     Whether regulated by the FDA as a medical device, drug or biologic, or otherwise by any state or foreign authorities, the clearance process for any of the Company's products is expensive and time consuming and no assurance can be given that any regulatory agency will grant its clearance. There is no assurance that the Company will have sufficient resources to complete the required testing and regulatory review processes. Furthermore, the Company is unable to predict the extent of adverse governmental regulation, which might arise from future United States, or foreign legislative or administrative action.

The PROSORBA Column

     The PROSORBA column is regulated by the FDA as a Class III medical device. The regulatory clearance of a Class III medical device in the United States intended for therapeutic use in humans involves many steps including pre-clinical and clinical testing. Pre-clinical evaluation of a Class III device includes testing to demonstrate that in clinical studies with human subjects the product would not present an unreasonable hazard. Pre-clinical and clinical evaluation of the PROSORBA column was conducted as part of the clearance process for treatment of patients with ITP.

     Although the Company has no current plans to do so, for each additional disease that the Company wants to treat with the PROSORBA column, clinical testing must be conducted. Before such clinical testing can begin, an Investigational Device Exemption application must be prepared and filed with the FDA. This application consists of (i) information on the composition of the product, (ii) manufacturing data, (iii) results of all pre-clinical safety and effectiveness studies, and (iv) a design of the study and protocol.

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

     Although the Company has received marketing clearance from the FDA for the treatment of ITP and RA with the PROSORBA column, there is no assurance that any marketing clearance for other diseases or products will be granted on a timely basis, or at all, or that it will be economically feasible to commercialize the PROSORBA column for these other diseases. The FDA may also require post-marketing testing and surveillance programs to monitor the effectiveness and safety of the Company's products. As a condition to the clearance of the PMA for the treatment of moderate to severe RA, the FDA has required and the Company has agreed to perform a post-approval clinical trial to determine the safety and effectiveness of a combination treatment of RA with the PROSORBA column and methotrexate, a DMARD. A second objective of this study is to assess the efficacy of retreatment with the column.

     In addition to the mandatory post-approval clinical trial, the Company, may elect to conduct additional trials on the use of the PROSORBA column following the failure of other RA drugs or treatments in order to enhance marketability of the PROSORBA column. While the Company expects that the clinical trial data will enhance marketability of the PROSORBA column, the results of clinical trials are unpredictable and could adversely affect FDA approval of the PROSORBA column, product labeling, potential sales of the PROSORBA column and/or cause the FDA to withdraw its marketing clearance and thereby adversely affect the financial results, financial condition and prospects of the Company.

     The PROSORBA column is commercially distributed for use in the treatment of ITP under a PMA that was approved by the FDA in 1987 and for the treatment of moderate to severe RA under a PMA that was approved by the FDA in March 1999. Changes to the product and its manufacturing process, and certain types of labeling changes must be approved by the FDA prior to implementation. The Company completed and received approval for a supplement to the PMA in connection with the treatment of ITP with the FDA for the consolidation of its manufacturing facilities into one site in April 1997. There can be no assurance that any future supplements will be approved by the FDA in a timely manner.

     Fresenius is responsible for obtaining CE approval for the PROSORBA column in Europe and obtaining any other registrations or regulatory approvals in the territory outside the United States. Fresenius obtained the European CE approval in February 2000.

Cyplex(TM) (Infusible Platelet Membranes), A Platelet Alternative

     Cyplex(TM) is regulated by the FDA as a biologic. The steps required before a biologic may be marketed in the U.S. include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an application for an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may commence in the U.S., (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the biologic, (iv) the submission of a Product License Application ("PLA") to the FDA and (v) the FDA approval of the PLA prior to any commercial sale or shipment of the biologic. In addition to obtaining FDA approval for each product, each domestic biologic manufacturing establishment must be registered with, and approved by, the FDA. This establishment clearance process has now been combined with the PLA process.

     Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

     Clinical trials involve the administration of the biologic to healthy volunteers ("Phase I"), or to patients identified as ones with the condition for which the biologic is being tested ("Phase II & III"), under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

COMPETITION

The PROSORBA Column

     The PROSORBA column competes with conventional methods of treatment for RA which generally consist of drug therapies which have been accepted by the medical community as classical treatment methods. In addition, the PROSORBA column competes with new therapies including leflunomide (a small molecule new drug available as of fall 1998), and two new biological drugs designed to block the immune system modulator Tumor Necrosis Factor-alpha etanercept (available as of fall 1998) and infliximab (available as of fall 1999). These drugs have all impacted the rate of the PROSORBA column use by rheumatologists. This impact is attributable to familiarity doctors have with drugs as compared to therapeutic devices such as the PROSORBA column and the breadth and depth of clinical information available on them which is relatively more than the clinical information available on the PROSORBA column. Consequently, doctors tend to place the new therapies ahead of the PROSORBA column in the treatment paradigm. Patients who do not experience a positive clinical response to the new drug therapies, or who are not appropriate for these drugs, are patients the Company believes should be treated with the PROSORBA column.

     Many of the Company's current and potential competitors have significantly greater resources than the Company. The PROSORBA column represents a different approach to the treatment of immune-related diseases inasmuch as the PROSORBA column focuses on the removal of circulating immune complexes that are suppressive to the body's immune system. The Company is aware of a select number of other companies which are known to be pursuing approaches to disease treatment similar to the Company's methodology. In addition, it is always possible that established companies and research institutions with greater resources may develop other treatment methods for both ITP and RA.

     The Company believes that its success will depend primarily on, among other things, the market acceptance of its therapeutic approach, its scientific expertise, the PROSORBA column's performance measured against competing products, adequate funding, the outcome of mandatory post approval clinical trials, and on its ability to develop, protect, and market products in the future. The Company's competitive success will also depend on its continued ability to attract and retain skilled and experienced personnel, to develop and secure the rights to advanced proprietary technology, and to commercially exploit its technology prior to the development of competitive products by others.

Cyplex(TM) (Infusible Platelet Membranes), A Platelet Alternative

     When and if the Company receives FDA clearance for Cyplex, it will initially be launched for the control of bleeding in patients who are non-responsive to platelet transfusions. There are currently no competing therapies for such platelet-refractory patients. With respect to the remaining platelet market, Cyplex's additional advantages over traditional platelet therapy support its usage. These additional advantages include virus inactivation, denaturing or
destruction of surface antigens, and extended shelf life.   Products in
development are attempting to provide one or more of these same advantages; however, none seem to provide all four advantages over traditional platelet therapy. There is no assurance, however, that other parties will not develop competing therapies.

MANUFACTURING AND SUPPLY

     In April 1999 Fresenius exercised its option to acquire from Cypress the PROSORBA column manufacturing facility and related assets, located in Redmond, Washington. The option was a part of the partnering arrangement, which was completed in March 1999. Fresenius has contractually agreed to provide an adequate supply of the PROSORBA column to meet the market demand. In the event Fresenius elects to discontinue the production of the PROSORBA column, Fresenius is required to provide Cypress with the PROSORBA column for up to three years from the date of Fresenius' notification to Cypress that it intends to discontinue production of the PROSORBA column. In the event that the license agreement between the Company and Fresenius has been terminated for any reason, other than if Fresenius terminates because of material breach by the Company, Fresenius has agreed to continue to supply the Company with the PROSORBA column until the Company has built or acquired a replacement manufacturing facility and obtained all regulatory clearance necessary in order to manufacture the PROSORBA column. If Fresenius elects to discontinue its production of the PROSORBA column, there is no assurance Fresenius will provide the contractual three years of continued supply or that the Company would be able to resume manufacturing of the PROSORBA column in a timely manner.

     The Company believes that raw materials and other components are available in sufficient quantities to meet production requirements for the PROSORBA column by Fresenius.

     Currently the Company does not have a facility to manufacture Cyplex, however the Company is working to improve the Cyplex manufacturing process by investing in process development with third parties. The Company may have to rely on contract manufacturing or purchase or build a new manufacturing facility in the future to meet its Cyplex supply needs. There is no assurance that the Company will resume the production of Cyplex on a timely basis.

EMPLOYEES

     The Company believes it has good relationships with its employees, and none of its employees are covered by a collective bargaining agreement. As of March 2000, the Company employed approximately 34 full-time employees, including 19 employed in sales and marketing, 6 employed in research and development, and 9 employed as administrative and support staff.

     Each of the Company's employees has entered into a confidentiality agreement that contains terms requiring disclosure of ideas, developments, discoveries or inventions conceived during employment, and assignment to the Company all proprietary rights to these matters.

     The Company's ability to maintain its competitive position will depend, in part, upon ability to attract and keep qualified scientific and managerial people, and certain key employees. Competition for these people is intense, and there is no assurance that the Company will be successful in attracting and retaining these people.

                                 RISK FACTORS


If Our Sales Of The PROSORBA Column For The Rheumatoid Arthritis Indication Do Not Increase We May Never Become Profitable

     Together with Fresenius, in April 1999 we launched sale of the PROSORBA column for the treatment of RA. Pursuant to our agreement with Fresenius, we have incurred significant sales and marketing expenses and have assumed most of the risk associated with the market launch and ongoing sales and marketing activity of the PROSORBA column in the United States. As of March 2000, we had 19 sales and marketing employees whose primarily goal is to market the PROSORBA column for the RA indication. Of this group 15 are sales representatives directly calling on rhematologists. The Company's marketing strategy depends, in part, on gaining medical association support and commitment from leading opinion leaders in the rheumatology community. Recently, other companies have obtained FDA clearance of new drugs for the treatment of RA, adding to competition. Products such as leflunomide (a small molecule new drug available as of fall
1998) and two new biological drugs designed to block immune system modulator Tumor Necrosis Factor-alpha, etanercept (available as of fall 1998) and infliximab (available as of fall 1999) have all impacted the rate of PROSORBA column adoption by rheumatologists. Some of these companies have extensive and well-funded marketing and sales operations. We are dependant in part on our marketing partner, Fresenius, and to date, our sales of the PROSORBA column have not increased at the rate we had expected. Sales of the PROSORBA column will depend upon, among other things, our continued relationship with Fresenius, acceptance of the PROSORBA column by leading rheumatologists and medical groups, availability and convenience of treatment centers, availability of insurance reimbursement, and competition. The PROSORBA column is our only FDA cleared product and we cannot assure you that sales of the PROSORBA column will enable us to become a profitable company in the future. There can be no assurance that our sales and marketing organization will continue to grow sales and gain acceptance of the PROSORBA column. Any such failure to successfully market the PROSORBA column for RA could prevent us from becoming profitable.

The Availability of Therapeutic Apheresis is Limited and May Affect the Sales of the PROSORBA column.

     The PROSORBA column treatment uses a therapeutic apheresis procedure when administered to patients. The providers of therapeutic apheresis are limited, and therefore availability of therapeutic apheresis to rheumatologists may also be limited. As a result, a rheumatologist may not use the PROSORBA column on patients which would consequently affect sales of the PROSORBA column.

If We Cannot Maintain Our Current Corporate Collaboration With Fresenius, We May Never Achieve Profitability

     We rely to a significant extent on our collaboration with Fresenius. Fresenius has an exclusive license to market and distribute the PROSORBA column in the U.S., Europe and Latin American and, subject to certain conditions, Japan and select Asian countries. The agreement specifies that the parties will co-market the PROSORBA column in the U.S. and includes a profit sharing component and upon the achievement of certain net sales of the PROSORBA column, we may receive license payments. Therefore, we expect a substantial portion of our future revenue to be provided as a result of our collaboration with Fresenius. In addition, Fresenius manufactures the PROSORBA column. Therefore, we rely on Fresenius to supply the PROSORBA column. If Fresenius were to breach or terminate its agreement with us or otherwise fail to continue to manufacture the PROSORBA column, our greatest revenue source would disappear. In addition, if Fresenius failed to continue to produce the PROSORBA column, we would be forced to build a replacement manufacturing facility capable of manufacturing the PROSORBA column and obtain all regulatory clearances necessary to manufacture the PROSORBA column. We may not have available cash to secure or build a replacement facility and may be forced to cease our business operations.

     In addition, it is possible that Fresenius' objectives may not conform to our business objectives and it could cause them to pursue alternative technologies or potential products instead of ours. If conflicts arise between us and Fresenius, Fresenius may act in its self-interest and not in our interest. In any dispute, Fresenius has substantially greater resources with which to assert its rights and greater bargaining power than we have.

We May Not Be Able to Maintain Insurance Coverage For The PROSORBA Column

     Successful commercialization of the PROSORBA column for the RA indication depends on medical coverage and reimbursement by public and private health insurers to health care providers for use of such products. Payers are increasingly challenging the price and cost effectiveness of medical products.

     Such coverage and reimbursement is not always available or may be time intensive to obtain due to a variety of factors, many of which affect us in marketing the PROSORBA column for RA. Generally, in the U.S. the cost of treatment for ITP using the PROSORBA column has been reimbursed by third-party payers. Private payers have been covering treatment for RA on a patient case basis with prior authorization. Medicare has been covering treatment for RA based on medical necessity at the local level. The Health Care Financing Administration has initiated a National Coverage Determination process to establish a medicare coverage policy at the national level. We cannot assure you that public and private insurers will continue to agree to provide coverage for the use of the PROSORBA column for the RA indication or the apheresis treatment. There are no guarantees that a national coverage decision will be positive or that current coverage status under Medicare will stay the same. With respect to our relationship with Fresenius, we have the lead responsibility in the U.S. for obtaining coverage for the PROSORBA column. We expect that it may take several years to gain uniform favorable coverage status from managed care and other private third-party payers. The ability to maintain coverage and reimbursement for RA may also depend on the data from the mandatory post approval clinical trials. Third-party payer coverage for the treatment of any other disease indications approved by the FDA will need to be negotiated in the future and there is no guarantee that coverage of existing indications will not impact payer decisions. In addition, we do not know whether health care providers will reimburse us for the use of Cyplex(TM), platelet alternative.

We are In A Competitive Industry And Our Competitors May Develop Products That Are More Effective Than The PROSORBA Column, Which Would Reduce Our Commercial Opportunity

     The health care field in general and the RA indication area in which we market the PROSORBA column is extremely competitive. We compete with other products, therapeutic techniques and treatments offered by national and international healthcare and pharmaceutical companies, many of which have greater marketing, human and financial resources than we do. Recently, other companies have obtained FDA clearance of new drugs for the treatment of RA, adding to competition. Some of these companies have extensive and well-funded marketing and sales operations. The immunological therapy market is characterized by rapid technological change and potential introductions of new products or therapies. To respond to these changes, we may be required to develop or purchase new products to protect our technology from obsolescence or discover new applications for our existing products. Further, we may develop, acquire or in-license other products, not directly related to our core technologies, in order to expand our presence in the market, expand our product pipeline, and achieve higher levels of revenue. We may not be able to obtain or develop such products. Even if we obtain or develop new products, such products may not be commercially viable. In addition, we cannot assure you that Cyplex(TM), platelet alternative, if cleared for sale by the FDA, will be an accepted in the marketplace as an effective alternative to traditional platelet therapy. If the PROSORBA column fails to be accepted in the marketplace for the treatment of RA or if Cyplex(TM), platelet alternative, fails to be an effective alternative to traditional platelet therapy, our entire business will be materially adversely affected.

We May Need Additional Capital For The Development Of New Products

     If we decide to continue the development of products, other than the PROSORBA column, including Cyplex(TM), platelet alternative, we will be required to raise additional capital. The amount of capital we will require is difficult to predict, and it may not be possible to raise any additional capital from any source.

We Have a History of Operating Losses And If They Continue We May Never Be Profitable

     We have incurred substantial losses during our history. As of December 31, 1999, we had an accumulated deficit of approximately $87.8 million. Our ability to become profitable depends upon the success of our sales and marketing organization in marketing the PROSORBA column for RA. Under the profit sharing arrangement with Fresenius we expect to continue to invest additional working capital into sales and marketing during the next twelve months. Profitability will also be affected by our expenditures related to the development of Cyplex and FDA mandated phase IV trials for the PROSORBA column.

Our Mandatory Post Approval Clinical Trials May Not Be Successful And If They Are Not, We May Be Required To Discontinue Marketing the PROSORBA Column

     As a condition to the FDA's clearance of the PROSORBA column for the treatment of RA, we are obligated to conduct two mandatory post approval clinical trials. The Company intends to begin enrollment related to these trials during the year 2000, and we expect to require a significant number of clinical trial patients. It is estimated that it will take approximately 3 to 4 years to complete the two studies (depending upon the number of patients and enrollment rates). The mandatory post approval trials costs are shared with Fresenius through the profit sharing arrangement, but will result in reduced profits for both Fresenius and us. In addition, outcome of the mandatory post approval trials could affect our FDA clearance of the PROSORBA column for the RA indication, including changes to our product labeling, potential sales of the PROSORBA column and/or withdrawal of FDA clearance.

Uncertainty Of Health Care Reform May Affect Third-Party Payers Decision To Provide Insurance Coverage Which May Prevent Us From Becoming Profitable.

     There are widespread efforts to control health care costs in the U.S. and worldwide. Various federal and state legislative initiatives regarding health care reform and similar issues continue to be at the forefront of social and political discussion. These trends may lead third-party payers to decline or limit coverage and reimbursement for the PROSORBA column, which could negatively impact the demand for, or pricing and profitability of, the PROSORBA column. We believe that government and private efforts to contain or reduce health care costs are likely to continue. If there is no insurance reimbursement for the use of the PROSORBA column, our sales would likely decrease which could prevent us from ever becoming profitable.

Our Ability to Compete May Decrease Or Be Eliminated If We Are Not Able To Protect Our Proprietary Technology

     As a policy, we seek to protect our proprietary technology and inventions which are used in the PROSORBA column and Cyplex(TM), platelet alternative, through patents, trade secret law and other legal protections. However, the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could result in significant expense to us and diversion of our management resources. The process used in manufacturing the PROSORBA column is covered by one of various patents that we hold; however, we cannot assure you that this patent will afford protection of our proprietary technology. We also could be forced to modify or abandon the PROSORBA column or Cyplex(TM), platelet alternative, based upon our assessment of intellectual property risks or actual or threatened claims by others. Since the PROSORBA column is our only FDA cleared product, our entire business may cease to exist if we are unable to sell that product.

     Others have filed applications for, or have been issued, patents and may obtain additional patents and other proprietary rights competing with our products or processes. Although we do not presently know the scope and validity of these patents, if existing or future patents are upheld as valid by courts, we may be required to obtain licenses to use technology covered by these patents.

We May Be Subject To Product Liability Claims That Could Cause Us To Incur Liabilities Beyond Our Insurance Coverage

     The use of the PROSORBA column and, if developed and later cleared by the FDA, Cyplex(TM), platelet alternative, may result in adverse side effects to the end-users that could expose us to product liability claims. We currently hold product liability insurance of $15 million, which we believe is adequate in light of our business. However, we cannot predict all possible harms or side effects that may result from treatment of patients with our products. Therefore, we cannot assure you that the amount of coverage we currently hold will be adequate to protect us. We also cannot assure you that we will have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage, especially in light our current availability of cash.

Our Contracted Researchers Use Hazardous Material Which Could Subject Us To Significant Liabilities

     Our contracted research and development programs involve the controlled use of biohazardous materials such as viruses, and may include the use of the HIV virus that causes AIDS. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources.

We May Lose Our Net Operating Loss Carryforwards Which Could Prevent Us From Offsetting Future Taxable Income

     Our sales of common stock in September 1991 and October 1997 caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable. This limitation will allow us to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes. Based upon the limitations of Section 382, we may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any. To the extent not used by us, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire. All unused net operating losses will expire 15 years after any year in which they were generated. The years in which such expiration will take place range from 2000 to 2012.

Our Stock Price Will Likely Be Volatile Because Of The Industry We Are In

     The market prices of technology companies, particularly life science companies, have been highly volatile and our stock price has been volatile. Our stock may be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

     . developments in our relationship with Fresenius, Medexus or any future corporate collaborators;
     . announcements of technological innovations or new products by us or our competitors;
     .    developments in patent or other proprietary rights;
     .    fluctuations in our operating results;
     .    litigation initiated by or against us;
     .    future revenues from the PROSORBA column;
     . developments in domestic and international governmental policy or regulation; and
     .    economic and other external factors or other disaster or crisis.

The Concentration Of Ownership Among Our Existing Officers, Directors And Principal Stockholders May Prevent Other Stockholders From Influencing Significant Corporate Decisions And Depress Our Stock Price

As of March 1, 2000, our executive officers, directors and stockholders with at least 5% of our stock control approximately 23% of our outstanding common stock. In addition, the President of Paramount Capital Investments, a 12.3% stockholder, is a member of our board. If these officers, directors and principal stockholders act together, they will be able to influence significantly and possibly control matters requiring approval by our stockholders, including approvals of amendments to our certificate of incorporation, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. They may also be able to control the election of our board of directors members. This concentration of ownership could depress our stock price.

Item 2.  PROPERTIES

     The Company currently occupies approximately 5,200 square feet of leased office space in San Diego, California. The San Diego facility houses the Company's executive and administrative offices. The lease for this facility expires in 2001. In accordance with the San Diego facility lease, the Company maintained a $35,000 certificate of deposit through August 1999, which was classified as restricted cash on December 31, 1998. In December 1999, the Company signed a one year lease for a 2,800 square foot facility in Redmond, Washington, to house the Company's research and medical personnel.

     During 1998 the Company leased a 6,900 square foot facility used primarily for the manufacturing of the PROSORBA column. In April of 1999, Fresenius acquired the manufacturing facility and assumed the lease associated with the facility.

Item 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information called for by this Item 4 was published in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and is incorporated herein by reference.

                                    PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS

     The Company's common stock is traded on the over-the-counter market on the NASDAQ SmallCap Market under the symbol "CYPB". Prior to May 21, 1996 the Company's common stock was traded on the NASDAQ SmallCap Market under the symbol "IMRE". Set forth below are the high and low closing sales prices for the Company's common stock for the first quarter of 2000 (through March 1, 2000) and each quarter of 1999 and 1998 as reported by the NASDAQ Stock Market, Inc.

                                                                        Price Range of Common Stock
                                                         --------------------------------------------------------
                                                                      High                        Low
                                                         --------------------------------------------------------
Year Ended December 31, 2000
   First Quarter (through March 1, 2000)                              $5.09                       $1.75

Year Ended December 31, 1999:
   First Quarter                                                      $3.93                       $2.75
   Second Quarter                                                      3.93                        3.09
   Third Quarter                                                       3.19                        2.44
   Fourth Quarter                                                      2.78                        1.63

Year Ended December 31, 1998
   First Quarter                                                      $3.81                       $1.28
   Second Quarter                                                      3.69                        2.56
   Third Quarter                                                       3.00                        1.44
   Fourth Quarter                                                      3.25                        2.19

     The above quotations are inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 1, 2000, there were approximately 5,706 holders of record of the common stock of the Company. The Company has never paid cash dividends on its common stock and does not anticipate any being paid in the foreseeable future.

     On January 20, 1999 the outstanding Preferred Shares were automatically converted into an equal number of shares of the Company's common stock.

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

                                                                                    YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------------------------------
                                                           1999           1998          1997            1996          1995
                                                      -------------  -------------  -------------  -------------  -------------
Consolidated Statement of Operations Data:
Results of Operations:
 Product sales                                         $   588,120   $  2,374,970   $ 2,970,342    $  1,967,976   $ 1,104,224
 Revenue from Fresenius agreement                        1,284,583              -             -               -     3,000,000
 Grant income                                                    -        308,470       325,316               -             -
                                                      -------------  -------------  -------------  -------------  -------------
                                                         1,872,703      2,683,440     3,295,658       1,967,976     4,104,224
Costs and expenses:
 Production costs                                          888,015      2,113,781     1,772,681       1,482,563     2,041,422
 Sales and marketing                                     5,937,463      2,378,443     1,292,942         794,356       819,907
 Research and development                                1,889,933      4,290,727     6,707,557       4,002,968     3,219,324
 General and administrative                              3,689,739      3,345,241     2,803,079       4,649,298     2,626,817
 Acquired in-process research
   and development (1)                                           -              -             -       5,146,943       625,000
 Restructuring expense                                           -              -             -         493,712       644,656
 Debt conversion expense                                         -              -             -         276,688     1,124,386
                                                      -------------  -------------  -------------  -------------  -------------
                                                        12,405,150     12,128,192    12,576,259      16,846,528    11,101,512
Other income (expense):
 Interest income                                           496,740        341,755       425,935         458,070       118,994
 Interest expense                                         (160,766)       (41,953)      (31,737)     (1,119,726)     (261,958)
 Gain on sale of assets                                  2,411,532              -             -               -             -
                                                      -------------  -------------  -------------  -------------  -------------
                                                         2,747,506        299,802       394,198        (661,656)     (142,964)

Net loss before imputed dividend on Preferred stock     (7,784,941)    (9,144,950)   (8,886,403)    (15,540,208)   (7,140,252)

Undeclared, imputed dividend on Preferred stock                  -     (2,078,431)            -               -             -

Net loss applicable to common Stockholders             $(7,784,941)  $(11,223,381)  $(8,886,403)   $(15,540,208)  $(7,140,252)
                                                      =============  =============  =============  =============  =============

Net loss per share applicable to common
 stockholders - basic and diluted                      $     (0.17)  $      (0.29)  $     (0.25)   $      (0.53)  $     (0.41)
                                                      =============  =============  =============  =============  =============

Weighted average number of
 Shares outstanding - basic and diluted                 45,043,962     39,234,741    35,236,579      29,206,470    17,598,735
                                                      =============  =============  =============  =============  =============

                                                                                      DECEMBER 31,
                                                    -------------------------------------------------------------------------
                                                         1999           1998           1997           1996           1995
                                                    -------------  -------------  -------------  -------------  -------------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments   $11,569,966    $5,619,568     $ 8,515,653    $10,935,668    $1,009,878
Total assets                                        $12,831,472    $9,316,035     $11,788,766    $14,961,076    $4,563,709
Long-term debt (net of current portion)             $ 2,669,891    $  566,300     $   407,735    $ 412,020      $1,539,722
Total stockholders' equity (deficit)                $ 7,744,853    $6,844,571     $ 9,525,992    $12,134,565    $ (524,762)
Working capital (deficit)                           $10,074,546    $5,567,938     $ 7,916,228    $10,161,170    $ (688,771)

(1) Reflects the acquisition of in-process research and development associated with the acquisition by the Company of PRP, Inc. in 1996 and the acquisition of the minority interest in one of the Company's subsidiaries in 1995.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

OVERVIEW

     Cypress Bioscience, Inc. (the "Company") markets the PROSORBA(R) column for the treatment of types of rheumatoid arthritis ("RA") and idiopathic thrombocytopenia purpura ("ITP"), which are types of immune disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The PROSORBA column treats a patient's defective immune system so that it can more effectively respond to certain diseases. In March 1999, the Food and Drug Administration ("FDA") granted Cypress marketing clearance to distribute the PROSORBA column for the treatment of moderate to severe RA. The Company previously received marketing clearance from the FDA in December 1987 to distribute the PROSORBA column for the treatment of ITP, an immune-mediated bleeding disorder.

     In March 1999, the Company entered into a partnership with Fresenius Aktiengesellschaft and Fresenius Hemotechnology, Inc. (collectively "Fresenius") for the co-marketing and distribution of the PROSORBA column in the United States and for the registration and distribution of the PROSORBA column in Europe, Latin America and subject to certain conditions, Japan and select Asian countries.

     In the U.S., Cypress and Fresenius jointly market the PROSORBA column. Cypress and Fresenius share in clinical trials and sales and marketing expenses in the U.S., subject to certain annual dollar limits. Fresenius will have exclusive distribution rights and responsibility for clinical trials and registration of the product overseas. The profit sharing is 50/50 in the U.S. for both the PROSORBA column and disposables sold by Fresenius for use with the PROSORBA, and for any contract year that PROSORBA column sales excess $25 million in the U.S. the Company will receive 60% of the profits for such contract year and Fresenius will receive 40%.

     Revenue from the Fresenius arrangement for the year end December 31, 1999 consisted of Cypress's pro rata share of sales by Fresenius. Until profits are generated, Cypress will recognize revenue based on the payments from Fresenius, which are generally determined as the ratio of allowable expenses incurred for production, research and development and sales and marketing by Cypress compared to allowable expenses incurred by Cypress and Fresenius under the agreement. Until April 1999, Cypress recorded total PROSORBA column sales. As such, current year revenues are not directly comparable to revenues recorded in the prior periods.

     In April 1999, Fresenius exercised its option to acquire the PROSORBA column manufacturing facility and related assets, located in Redmond, Washington, for $5.2 million. In 1999, the Company reported a net loss of approximately $7.8 million compared to $11.2 million in 1998 and $8.9 million in 1997. During 1999, Cypress recognized a gain on the sale of assets of approximately $2.4 million. Excluding the effect of this gain the net loss would have been $10.2 million for 1999. During 1998 the Company recorded a non-recurring imputed dividend of $2.1 million. Excluding the effect of the imputed dividend the loss would have been approximately $9.1 million. Without consideration to the non-recurring events in 1999 and 1998, the net loss in 1999 increased by approximately $1.1 million from 1998. The increase is a direct result of the sales and marketing expense related to the launch of the PROSORBA column for the RA indication in April 1999 offset, in part, by a decrease in research and development expenditures.

RESULTS OF OPERATIONS

Revenues

     Product sales by Cypress for the year ended December 31, 1999 totaled approximately $588,000 compared to $2.4 million for the year ended December 31, 1998. As of April 1999, the Company no longer records revenues from the sale of the PROSORBA column. Instead, Cypress recognizes revenue based on a pro rata share of the net sales of the PROSORBA column by Fresenius. Accordingly, revenues for the year ended December 31, 1999 are not directly comparable to prior periods.

     Total sales of the PROSORBA column by both Cypress or Fresenius for the year ended December 31, 1999 totaled $3.1 million compared to $2.4 million for the same period in 1998. The increase in PROSORBA column sales was attributed to the launch of the Product for use in RA, offset in part by a decline in sales for use in the ITP indication.

     Cypress will recognize revenue based on payments due from Fresenius, which are generally determined as the ratio of allowable expenses incurred for production, research and development, and sales and marketing by Cypress, compared to allowable expenses incurred by Cypress and Fresenius under the agreement. Revenue from the Fresenius arrangement totaled approximately $1.3 million for the year ended December 31, 1999.

     During 1998, the Company had a government grant that generated revenues of approximately $308,000 for the year. This grant expired at the end of 1998 and was not renewed.

Operating Expenses

     Consolidated operating expenses for the years ended December 31, 1999, 1998, and 1997 were approximately $12.4 million, $12.1 million and $12.6 million, respectively. The increase in operating expenses of approximately $277,000 in 1999 from the same period of 1998 was due to a significant increase in sales and marketing expenses as the Company began marketing the PROSORBA column for RA. This increase was partially offset by a significant decrease in production costs due to Fresenius assuming the production responsibility and a decrease in research and development expense. The decrease of approximately $500,000 in 1998 from 1997 reflects significant savings in research and development expenses offset by increased sales and marketing, and general and administrative expenses.

Production Costs

     Production costs were approximately $888,000, $2.1 million and $1.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. In April 1999, Fresenius purchased the PROSORBA column manufacturing facility and related assets from Cypress. Therefore, since May 1999, production costs represent royalties incurred by the Company for PROSORBA column sales payable to third parties. The decrease in production costs of approximately $1.2 million for the year ended December 31, 1999 compared to the same period in 1998 reflects Fresenius taking over responsibility for manufacturing.

Sales and Marketing

     Sales and marketing costs were approximately $5.9 million, $2.4 million and $1.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in sales and marketing expenses of approximately $3.5 million for 1999 compared to 1998, primarily resulted from the hiring of a sales force and other activities associated with the launch of the PROSORBA column for the
treatment of RA in April 1999.   In the U.S., Cypress and Fresenius jointly
market the PROSORBA column. Under the agreement, the Company and Fresenius may recover a portion of their respective sales and marketing expenses. The amount recovered is a function of total PROSORBA column sales. The increase of approximately $1.1 million in 1998 from 1997 is a result of the Company hiring three management level marketing personnel, recruiting efforts to hire additional sales personnel and pre-market launch activities.

Research and Development

     Research and development expenses were approximately $1.9 million, $4.3 million and $6.7 million in 1999, 1998 and 1997, respectively. The decrease of $2.4 million in 1999 from 1998 was primarily attributable to the costs incurred in 1998 related to the FDA application process for use of the PROSORBA column in RA. In addition, expenses associated with the development of Cyplex decreased with the closing of a facility in Boston in June 1998.

     The Company expects to incur significant ongoing research and development expenses in connection with mandatory post approval clinical trials for the treatment of RA using the PROSORBA column. Cypress and Fresenius will share in the expenses of these mandatory trials. The decrease of approximately $2.4 million in 1998 from 1997 was due to the cessation of the Phase III pivotal trial in January 1998. Research and development expenses typically increase with each phase of a product's development as such product advances to FDA approval. The Company records research and development costs as incurred, including the costs associated with its clinical trials. The Company enrolls patients in various clinical trial sites and records the related cost as the work is performed by the respective research entities. The Company accrues costs related to clinical trials until such costs are actually paid.

General and Administrative

     General and administrative expenses were approximately $3.7 million, $3.3 million, and $2.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase of approximately $344,000 in 1999 from 1998 was primarily the result of business development activities with Fresenius in the first quarter of 1999. The increase of approximately $542,000 in 1998 from 1997 is the result of business development efforts such as hiring a Director of Business Development and increased travel for management.

Interest Income

     Interest income was approximately $497,000, $342,000 and $426,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The interest income increase of approximately $155,000 in 1999 from the comparable period in 1998 was the result of higher cash and cash equivalent balances due to the execution of the Fresenius agreement, exercise of warrants due to the call for redemption of outstanding warrants which resulted in proceeds to the Company of approximately $5.2 million, and proceeds of $3.0 million from a line of credit. The decrease in interest income of approximately $84,000 in 1998, from the comparable period in 1997, was a result of a decrease in average cash and cash equivalents due to cash used in operations during 1998.

Interest Expense

     Interest expense was approximately $161,000, $42,000, and $32,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in interest expense of approximately $119,000 in 1999, when compared to 1998, was due to the $3.0 million in proceeds received by the Company in 1999 on a line of credit. The increase of approximately $10,000 in 1998 from 1997 is related to activity on the Company's capital leases.

Gain on Sale of Assets

     In March 1999, Fresenius exercised their option to purchase the PROSORBA manufacturing facility from the Company. The option price for the Company's manufacturing facility, related assets and product inventory was approximately $5.2 million. After final adjustments related to the sales price of the facility were determined in the fourth quarter of 1999, a total gain of approximately $2.5 million was recognized.

Net Loss

     Net loss applicable to common stockholders was approximately $7.8 million, $11.2 million and $8.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease of $3.4 million from 1998 to 1999 was primarily attributable to the net gain of $2.4 million from the sale of assets in 1999 and the one time non-recurring, and undeclared imputed dividend charge of approximately $2.1 million in 1998. Without consideration to the non-recurring events in 1999 and 1998, the net loss in 1999 increased by approximately $1.1 million from 1998. The increase is a direct result of the increase expenses for the Company's sales force and other activities associated with the launch of the PROSORBA column for RA indication in April 1999 offset, in part, by a decrease in research and development expenditures. The increase of approximately $2.3 million in 1998 from 1997 is primarily the result of the one time, non-recurring and undeclared imputed dividend charge which amounted to approximately $2.1 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are its cash and cash equivalents. The Company's cash and cash equivalents totaled $11.6 million and $5.6 million at December 31, 1999 and 1998, respectively. The increase in cash, cash equivalents and short-term investments of approximately $6.0 million was primarily due to cash received through investing and financing activities in the amount of $15.9 million. This amount was offset by $9.9 million used in operating activities, resulting in a net cash increase of $6.0 million for the year ended 1999. Working capital at December 31, 1999 was approximately $10.1 million.

     The Company believes its cash balance on December 31, 1999, together with the revenues that will be received from the Fresenius agreement, are sufficient to fund operations through the year 2000. To the extent the Company decides to develop and/or acquire products other than the PROSORBA column, including Cyplex(TM), it will be required to raise additional capital. The amount of capital required by the Company is dependent upon many factors, including the following: the Company's ability to successfully market the PROSORBA column for the RA indication, results of and the costs associated with the mandatory post approval clinical trials, results of current research and development efforts, the FDA regulatory process, costs of commercialization of products and potential competitive and technological advances and levels of product sales. Because the Company is unable to predict the outcome of the foregoing factors, some of which are beyond the Company's control, the Company is unable to estimate with certainty its mid to long-term capital needs. Although the Company may seek to raise additional capital through a combination of additional equity sources, there is no assurance the Company will be able to raise additional capital through such sources or the funds raised thereby will allow the Company to maintain its current and planned operations. If the Company is unable to obtain additional capital, it will be required to delay, scale back or eliminate some or all of its planned research and development activities related to additional product opportunities.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $22,000 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company invests its excess cash in U.S. government securities and money market funds with strong credit ratings. As a result, the Company's interest income is most sensitive to changes in the general level of U.S. interest rates. The Company does not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, the Company believes that, while the investment-grade securities it holds are subject to changes in the financial standing of the issuer of such securities, the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the Index on Page F-1 of the Financial Report included herein.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and directors of the Company, the positions held by them and their ages as of March 1, 2000 are as follows:

NAME                                     AGE                                 POSITION
----------------------------           ------     ---------------------------------------------------------------
Jay D. Kranzler, M.D., Ph.D. (1)(2)       42      Chief Executive Officer, Chief Financial Officer and Chairman
                                                     of the Board of Directors

Carl F. Bobkoski                          47      President, Chief Operating Officer and Corporate Secretary

R. Michael Gendreau, M.D., Ph.D.          44      Executive Vice President, Research & Development, Chief Medical
                                                     Officer and Chief Scientific Officer

Jack H. Vaughn (3)(5)                     79      Director

Samuel D. Anderson (4)(5)                 64      Director

David W. Golde, M.D. (6)(7)               59      Director

Larry J. Kessel, M.D. (4)(5)(6)(7)        46      Director

Mark C. Rogers, M.D.(3)(6)(7)             57      Director

(1) Member of the 401(k) Plan Committee
(2) Member of the Non-Executive Officer Stock Option Committee
(3) Member of Audit Committee
(4) Member of Stock Option Committee
(5) Member of Compensation Committee
(6) Member of Medical Affairs Committee
(7) Member of Mergers & Acquisitions Committee

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

     CARL F. BOBKOSKI was appointed President and Chief Operating Officer in March 1999. Prior to joining the Company, from May 1995 to February 1999, Mr. Bobkoski served as Executive Vice President of Signal Pharmaceuticals, Inc., a biopharmaceutical company. From 1990 to 1995, Mr. Bobkoski was Executive Vice President and a director at Gensia, Inc ("Gensia"), a biopharmaceutical company, where he was responsible for directing all commercialization activities for proprietary products, overseeing the operations of Gensia Laboratories, Ltd., a wholly-owned subsidiary of Gensia, and supervising product development, finance, management information systems and corporate development.

     R. MICHAEL GENDREAU, M.D., PH.D., was appointed Vice President of Research and Development and Chief Medical Officer of the Company in December 1996 and was promoted to Executive Vice President of Research and Development and Chief Scientific Officer in February 1999. Dr. Gendreau joined the Company in 1994 and held various positions from 1994 through 1996, including Executive Director of Scientific Affairs. From 1991 to 1994, Dr. Gendreau was Vice President of Research and Development and Chief Medical Officer for MicroProbe Corporation, a developer and manufacturer of DNA probe-based diagnostic equipment.

     JACK H. VAUGHN has served as a director of the Company since 1991. Currently, Mr. Vaughn is Chairman of ECOTRUST, a Portland, Oregon-based foundation promoting environmentally friendly development in the Pacific Northwest. From 1988 to 1992, he was the U.S. Government's Senior Environmental Advisor for Central America. Prior to that, Mr. Vaughn had been the founding Chairman of Conservation International, a private foundation encouraging biological diversity. Mr. Vaughn was a director of Allegheny & Western Energy Corporation from 1981 through 1995 and was a member of its Compensation Committee.

     SAMUEL D. ANDERSON was elected by the Board to serve as a director of the Company in April 1998. Currently, Mr. Anderson is an independent consultant. From 1990 to 1991, he was the President and Chief Executive Officer of Trancel Corporation, a biotechnology company. From 1984 to 1989 Mr. Anderson was the Chief Executive Officer of Alpha Therapeutics Corporation, a blood plasma fractionator, and between 1989 and 1990 served as its Chairman of the Board. Mr. Anderson is currently Chairman of the Board of Hyco, a publicly traded company, and is also a Board member of publicly traded SeraCare.

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

     MARK C. ROGERS, M.D., was elected by the Board to serve as a director of the Company in October 1999. Currently, Dr. Rogers is the President of Paramount Capital Investments, which is a company specializing in investments in the pharmaceutical, medical and biotechnology industries. Dr. Rogers is also a director of Genta Incorporated, a biopharmaceutical company. From 1992 to 1996 he served as the Vice Chancellor for Health Affairs at the Duke University Medical Center. From 1990 to 1992 was an Associate Dean of the John's Hopkins University. Dr. Rogers was also a founding member of ENTREMED, a biotechnology company.

     LARRY J. KESSEL, M.D., was elected by the Board to serve as a director of the Company in October 1999. Currently, Dr. Kessel is in private practice in internal and geriatric medicine, since 1985 he has served a medical director at Integrated Health Services, a conglomerate involved in geriatric care. He has been a clinical instructor at Jefferson Medical College since 1984. Dr. Kessel holds a position on the Board of Directors of Genta, Inc. since September 1997.

     Each officer serves at the discretion of the Board of Directors. The Company's Bylaws permit the Board of Directors to establish by resolution the authorized number of directors, and the Company currently has six directors authorized. Pursuant to the Fresenius agreement, the Company has agreed, if Fresenius so requests, to increase the number of directors by one member and to appoint a Fresenius designee to the new seat. The Company's Restated Certificate of Incorporation and Bylaws provide that the Board of Directors shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Each director holds office until the annual meeting of stockholders of the Company which coincides with the end of such director's three-year term and until such director's successors have been elected and duly qualified. There are no family relationships among any of the directors or officers of the Company.

BOARD COMMITTEES

     On January 20, 2000, the Board of Directors reorganized the composition of the board committees due to the resignations of Richard M. Crooks and Philip J. O'Reilly and the additions of Mark C. Rogers, M.D. and Larry Kessel, M.D. The Board of Directors has designated certain committees, including, but not limited to an Audit Committee, Compensation Committee, Stock Option Committee which has a Non-Executive Stock Option Committee, Medical Affairs Committee, and Mergers and Acquisitions Committee.

     The Audit Committee meets with the Company's independent auditors at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent auditors to be retained; and receives and considers the auditors' comments (out of the presence of management) as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is composed of two directors: Mr. Vaughn (Chairman) and Dr. Mark Rogers.

     The Compensation Committee makes recommendations based on management's inputs concerning salaries and incentive compensation, awards stock options to executives under the Company's stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of three directors: Messrs. Anderson (Chairman), Vaughn, and Dr. Kessel.

     The Stock Option Committee considers and recommends to the Board of Directors the number and terms of stock options to be granted to officers and employees of the Company. The Stock Option Committee is composed of two directors: Mr. Anderson and Dr. Kessel. The Non-Executive Officer Stock Option Committee was created by the Stock Option Committee in February 1996. It has the authority to grant certain numbers of options to employees who are not executive officers of the Company; provided, however, that the number of options granted to employee by the Non-Executive Officer Stock Option Committee is limited to 200,000 each period between Board meetings. The Non-Executive Officer Stock Option Committee is comprised of one director: Dr. Kranzler.

     The Medical Affairs Committee reviews and recommends actions associated with the Company's efforts on marketing the PROSORBA column to the medical community. The Committee provides guidance, and assists with the contact of prominent doctors in the appropriate fields. The Medical Affairs Committee is composed of three directors: Drs. Rogers, Kessel and Golde.

     The Mergers and Acquisitions Committee reviews, researches and makes recommendations on the Company's potential abilities to merger or acquire with appropriate companies. In addition, the Committee may make recommendations related to the negotiations of a merger and/or acquisition, and perform due diligence procedures on behalf of the Company. The Mergers and Acquisitions Committee is composed of three directors: Drs. Rogers, Kessel and Golde.

SCIENTIFIC ADVISORY BOARDS

     The Company has established four scientific advisory boards to provide scientific and clinical support and guidance related to the Company's products. The areas of focus of the scientific advisory boards are immunology, rheumatology, hematology, and platelet therapy.

     The Immunology Advisory Board  (the "IAB") is currently composed of Gerald
T. Nepom (appointed July 1996), M.D., Ph.D., Scientific Director of the Virginia Mason Research Center in Seattle, Washington; Eng Tan (appointed June 1996), M.D., Director, W.M. Keck Autoimmune Disease Center, The Scripps Clinic and Research Institute, San Diego, California; and Richard Lerner, M.D., President, The Scripps Research Institute. The focus of the IAB will be to provide guidance to the extramural research investigating the PROSORBA column's immunologic mechanism of action.

     The Rheumatology Advisory Board (the "RAB") is composed of David Felson (appointed June 1996), M.D., M.P.H. Professor of Medicine and Public Health, Director, Boston University Arthritis Health Services Center; Richard Panush (appointed June 1996), M.D., Professor and Chairman, Department of Medicine, St. Barnabas Medical Center, Livingston, New Jersey; George Ehrlich (appointed June
1996), M.D., University of Pennsylvania Medical School, Member, Expert Advisory Panel on Chronic Degenerative Disease, World Health Organization; Sanford H. Roth, M.D., Medical Director, Arizona Research and Education, Phoenix, Arizona; Gary S. Firestein, M.D., University of California at San Diego, School of Medicine, La Jolla, California; and Roy Fleischmann, M.D., Chief Executive Officer, Rheumatology Research International, Dallas, Texas. The RAB will oversee and guide the Company's programs in RA. The RAB members are all serving as advisors to the FDA in the Drug Division which reviews New Drug Applications for rheumatology pharmaceutical product.

     The Hematology Advisory Board (the "HAB") is composed of David J. Kuter (appointed June 1996), M.D., D.Phil., Chairman, Department of Hematology, Massachusetts General Hospital. The HAB will oversee and guide the Company's programs in ITP.

     The Platelet Advisory Board (the "PAB") is composed of Richard H. Aster (appointed November 1996), M.D., former President, Blood Center of Southeast Wisconsin; and Scott N. Swisher (appointed November 1997), M.D., Chairman, FDA Blood Products Advisory Committee; Professor of Medicine (emeritus), University of Michigan. The PAB will oversee the Company's programs as they relate to platelet therapy.

     There are no material consulting or other agreements between the Company and any member of the Company's various scientific advisory boards.

Item 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Each non-employee director of the Company is entitled to receive between $12,000 and $24,000 per year for such person's service as a director. Messrs. O'Reilly and Vaughn each received $12,000 in cash compensation for service as a
director during fiscal year 1999.   Messrs. Golde and Anderson each received
$24,000 in cash compensation for service as a director during fiscal year 1999. Mr. Kessel received $2,000 in cash compensation for service as a director during fiscal year 1999. In addition, Mr. Vaughn is entitled to receive an option to purchase 10,000 shares of common stock of the Company upon each annual meeting of such non-employee director to the Board. Messrs. Anderson, Golde, and Drs. Kessel and Rogers received an option to purchase 100,000 shares of common stock of the Company upon their initial election to the Board and are not entitled to receive additional option grants upon any annual meeting. Directors who are employees of the Company do not receive any fee for their service as directors. None of the Company's directors receive any fees for their service on any committee of the Board. All of the Company's directors are reimbursed for their out-of-pocket travel and accommodation expenses incurred in connection with their service as directors of the Company.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth all compensation awarded or paid to and earned by, the Chief Executive Officer of the Company during the fiscal years ended December 31, 1999, 1998 and 1997 as well as those executive officers whose salary and bonus were in excess of $100,000 for services rendered to the Company during the years ended December 31, 1999, 1998 and 1997, and one former executive officer who departed from the Company in March 1999 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                                                                Long-Term
                                                   Annual Compensation                       Compensation (1)
                                           ----------------------------------------------------------------------------
                                                                                      Shares               All Other
                                   Fiscal         Base                              Underlying            Compensation
  Name and Principal Position       Year        Salary($)        Bonus($)           Options(#)                ($)
-----------------------------------------------------------------------------------------------------------------------
Jay D. Kranzler, M.D., Ph.D.,          1999        $305,500         $150,000                     -              $12,800(2)
   Chief Executive Officer,            1998         277,000                -                     -               11,300(3)
    Chief Financial Officer and        1997         245,000          125,000               277,440               10,800(4)
    Chairman of the Board

Carl Bobkoski                          1999         189,500                -               500,000               15,250(5)
    President, Chief Operating         1998               -                -                     -                    -
    Officer and Corporate              1997               -                -                     -                    -
    Secretary

Debby Jo Blank, M.D.(6),               1999          94,600                -                     -                9,460(7)
   President, Chief Operating          1998         244,000                -                     -               52,000(8)
    Officer and Director               1997         215,500          101,500               101,415                9,500(9)

R. Michael Gendreau, M.D.              1999         191,500           75,000                     -               10,000(10)
   Executive Vice President,           1998         167,400                -               150,000               10,000(11)
    Research and Development,          1997         149,000              262                     -                4,472(12)
    Chief Medical Officer; and
    Chief Scientific Officer

1. The Company's 1996 Equity Incentive Plan (the "1996 Plan"), is intended to further the interests of the Company by providing for the grant of stock awards to directors, officers and employees of and consultants to the Company.
2. Includes $2,800 paid by the Company on behalf of Dr. Kranzler for life insurance premiums during 1999, and $10,000 of contributions made by the Company under its 401(k) plan.
3. Includes $1,300 paid by the Company on behalf of Dr. Kranzler for life insurance premiums during 1998, and $10,000 of contributions made by the Company under its 401(k) plan.

4. Includes $1,300 paid by the Company on behalf of Dr. Kranzler for life insurance premiums during 1997, and $9,500 of contributions made by the Company under its 401(k) plan.
5. Includes $5,250 paid by the Company on behalf of Mr. Bobkoski for long-term disability premiums during 1999, and $10,000 of contributions made by the Company under its 401(k) plan.
6.  Dr. Blank resigned from the Company effective March 1999.
7. Represents $9,460 of contributions made by the Company under its 401(k) plan during 1999.
8. Includes $42,000 paid to Dr. Blank for relocation costs associated with Dr. Blank's relocation to San Diego, California upon joining the Company. Also includes $10,000 of contributions made by the Company under its 401(k) plan.
9. Represents $9,500 in contributions made by the Company under its 401(k) plan.
10. Represents $10,000 in contributions made by the Company under its 401(k) plan.
11. Represents $10,000 in contributions made by the Company under its 401(k) plan.
12. Represents $4,472 in contributions made by the Company under its 401(k) plan.

             STOCK OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

     The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1999 to the Named Executive
Officers:

                                      Individual Grants
                          -------------------------------------------
                                          % of Total                               Potential Realizable
                                           Options                                   Value at Assumed
                             Shares       Granted to                               Annual Rates of Stock
                           Underlying    Employees in      Exercise                   Appreciation for
                             Options         Fiscal        Price Per   Expiration     Option Term($)(2)
                                                                                   ------------------------
         Name               Granted (#)    Year(%)(1)      Share($)       Date          5%          10%
------------------------- ------------- ---------------- ------------ ------------ ----------- ------------
Carl Bobkoski               500,000 (3)      36.4%           $2.75       2/17/09      864,730    2,191,396

1. Based upon options to purchase a total of 1,373,000 shares of common stock of the Company granted during the fiscal year 1999.
2. The potential realizable value is based upon the assumption that the fair market value of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. Actual realizable value, if any, on stock option exercises is dependent on the future performance of the common stock and overall market conditions, as well as the option holder's continued employment through the vesting period.
3. Such options vest 25% on the one-year anniversary of the date of grant with the remainder vesting ratably and daily over the following three-year period.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information as of December 31, 1999, regarding options held by the Named Executive Officers. None of such individuals exercised any options during the fiscal year ended December 31, 1999. There were no stock appreciation rights outstanding at December 31, 1999.

                                             Number of Shares
                                          Underlying Unexercised                 Value of Unexercised
                                                   Options                       In-The-Money Options
                                                at FY-End (#)                     as of FY-End ($)(1)
                                   --------------------------------------------------------------------------
                 Name                  Exercisable      Unexercisable       Exercisable      Unexercisable
-------------------------------------------------------------------------------------------------------------
Jay Kranzler, M.D., Ph.D.                2,992,342             60,427         $907,980             $11,330

Carl Bobkoski                                    -            500,000         $      -             $     -

R. Michael Gendreau, M.D.                  344,385             71,615         $ 19,773             $ 7,039

1. Calculation based upon $1.8125, the closing sales price of the underlying shares of common stock as reported on the Nasdaq SmallCap Market on December 31, 1999, less exercise price.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

     Jay D. Kranzler, M.D., Ph.D., the Company's Chairman of the Board, Chief Executive Officer, and Chief Financial Officer had a base salary in 1999 of $305,500, and received a performance based bonus of $150,000. In addition to his base salary and bonus, under his employment agreement, Dr. Kranzler was granted an option to purchase 3,025,327 shares of common stock of the Company (which amount represented eight percent (8%) of the Company's common stock on a fully diluted basis on the date of grant) at an exercise price equal to $1.50 per share. The options vest twenty-five percent (25%) immediately upon grant and thereafter ratably and daily over a four year period subject to board approved company-wide stock option accelerations. In August 1997, Dr. Kranzler was granted an option to purchase 277,440 shares of the Company's common stock at an exercise price of $1.625 per share and vest twenty-five percent (25%) one year from the date of grant and thereafter ratably and daily over a three (3) year period. On January 27, 2000 Dr. Kranzler was granted an option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $2.8125 per share and vest ratably and daily over a four (4) year period. As of March 1, 2000, options to purchase 3,024,327 shares of common stock had vested.

     In April 1996, the Company entered into an employment agreement with Dr. R. Michael Gendreau, the Company's Executive Vice President, Research and Development, Chief Scientific Officer and Chief Medical Officer, whereby Dr. Gendreau's annual compensation consisted of a base salary of $149.000. During 1999, Dr. Michael Gendreau received a base salary of $191,500 and a performance bonus of $75,000. In April 1996 the Company also granted Dr. Gendreau options to purchase up to 125,000 shares of the Company's common stock at an exercise price of $2.019 per share. On January 1, 1998, Dr. Gendreau was granted an option to purchase 50,000 shares of common stock of the Company at an exercise price of $1.4375 per share and on August 10, 1998 he was granted an additional option to purchase 100,000 shares of the Company's common stock at an exercise price of $2.3438 per share which vest twenty-five (25%) after one year upon grant and thereafter ratably and daily over a three (3) year period. On January 27, 2000 Dr. Gendreau was granted an option to purchase 125,000 shares of the Company's common stock at an exercise price of $2.8125 per share which vest ratably and daily over a four (4) year period. As of March 1, 2000, options to purchase a total of 353,560 shares of common stock had vested. In the event that Dr. Gendreau's employment with the Company is terminated by the Company without cause due to a corporate merger or acquisition, Dr. Gendreau will receive a six month salary severance.

     In February 18, 1999, the Company entered into an employment agreement with Carl F. Bobkoski, the Company's President, Chief Operating Officer and Corporate Secretary, whereby Mr. Bobkoski's annual compensation consists of base salary of $215,000 and he is eligible at the sole discretion of the Board for an annual bonus equal to 25% of his base salary. During 1999 Mr. Bobkoski was paid $189,500 in base salary. In February 1999, the Company also granted Mr. Bobkoski options to purchase up to 500,000 shares of the Company's common stock at an exercise price of $2.75 per share. If the Company terminated Mr. Bobkoski's employment without cause, he is entitled to his base salary for six months; provided that the payments shall increase by one month for every full year of continuous service with the Company. In addition, in the event that Mr. Bobkoski's employment with the Company is terminated by the Company without cause due to a corporate merger or acquisition, Mr. Bobkoski's options shall become fully exercisable.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The Compensation Committee (the "Committee") is comprised of directors who are not employees of the Company. The Committee is responsible for establishing and administering the Company's executive compensation arrangements.

     The Company believes that a competitive, goal-oriented compensation policy is critically important to the creation of value for stockholders. To that end, the Company has created an incentive compensation program intended to reward outstanding individual performance. Under the Omnibus Budget Reconciliation Act of 1993, beginning in 1994, the federal income tax deduction for certain types of compensation paid to the Chief Executive Officer and four other most highly compensated officers of publicly held companies is limited to $1,000,000 per officer per fiscal year unless such compensation meets certain requirements. The Committee is aware of this limitation and believes that the deductibility of compensation payable in 1999 will not be affected by this limitation.

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

     The Company's executive compensation for the Chief Executive Officer and all other executives is based upon three components, each of which is intended to serve the Company's compensation principles.

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

Long-Term Incentives

     Long-term incentive compensation is provided through grants of options to purchase shares of the Company's common stock to the Chief Executive Officer, other executive officers and other employees. The stock options are intended to retain and motivate all employees to improve long-term performance of the Company. It is common in the biotechnology industry to grant stock options to all employees. As of 1997, stock options had been granted to all full-time employees of the Company. The Committee believes the amount and value of such grants are based upon levels similar to other companies in the biotechnology industry. Generally, stock options are granted with an exercise price equal to prevailing market value. The stock options generally vest in increments over a period of years.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Dr. Kranzler, the Company's Chief Executive Officer, assisted the Company in achieving certain of its goals in 1999. In 1999, the Company entered into an exclusive distribution agreement with Fresenius with respect to the PROSORBA column, obtained FDA clearance of the sale of the PROSORBA column for RA and launched the sales of the PROSORBA column for the treatment of RA. In accordance with the policies noted above, and in consideration of Dr. Kranzler's contributions to the Company, the Committee set Dr. Kranzler's base salary at $305,500 a 10.3% increase over 1998, and the committee also awarded Dr. Kranzler a $150,000 bonus in 1999.

                    Compensation Committee
                      Sam Anderson, Chairman
                      Larry Kessel, M.D.
                      Jack Vaughn

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

                               94      95       96       97      98       99
                          --------------------------------------------------
NASDAQ OTC                    100   125.0     86.7     63.2   132.0     79.7
CYPRESS BIOSCIENCE, INC.      100   141.3    173.9    213.1   300.0    556.0
NASDAQ PHARMACEUTICAL         100   183.4    184.0    190.0   241.7    449.8

The above comparison assumes $100 was invested in the Company's common stock and each index on December 31, 1994.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The following table sets forth information as of March 1, 2000 with respect to (i) each stockholder known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock of the Company, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and Named Executive Officers of the Company as a group. Except as set forth below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

                                                              Amount and Nature of
                                                            -----------------------
                                                            Beneficial Ownership of      Percent of Class of
                                                            -----------------------      -------------------
Beneficial Owner of Common Stock (1)                            Common Stock (2)           Common Stock (2)
                                                                ----------------           ----------------
Allen & Company Incorporated..............................       4,999,158(3)                      10.4%
  711 Fifth Avenue
  New York, New York 10022
Paramount Capital Asset Management, Inc...................       5,934,000(4)                      12.3%
  787 Seventh Avenue, 44th Floor
  New York, NY 10019
Jay D. Kranzler...........................................       3,520,724(5)                       6.9%
Carl Bobkoski.............................................         270,721(6)                         *
R. Michael Gendreau.......................................         344,856(7)                         *
Jack H. Vaughn............................................          75,000(8)                         *
Samuel D. Anderson........................................          78,603(9)                         *
David Golde...............................................          52,098(10)                        *
Larry J. Kessel...........................................          72,890(11)                        *
Mark C. Rogers............................................          65,890(12)                        *
All Directors and Named Executive Officers as a
  Group (8 persons)                                              4,229,022                          8.1%

*Less than one percent

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedule 13Ds filed with the Securities and Exchange Commission (the "Commission"). Except as shown otherwise in the table, the address of each stockholder listed is in care of the Company at 4350 Executive Drive, Suite 325, San Diego, California, 92121.
(2) Except as otherwise indicated in the footnotes of this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable within 60 days of March 1, 2000 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentage of beneficial ownership is based upon 48,175,562 shares of the Company's common stock outstanding as of March 1, 2000.
(3) This information was derived from information provided to the Company by Allen & Company Incorporated. Includes 1,005,119 shares of common stock held in the name of Susan Allen. Also includes 599,359 shares of common stock held in the name of Herb Allen.
(4) Dr. Lindsay A. Rosenwald is the sole shareholder of Paramount Capital Asset Management, Inc. ("Paramount Capital"). Paramount Capital is the general partner of Aries Domestic Fund, L.P., a limited partnership incorporated in Delaware ("Aries Domestic") and the investment manager of The Aries Master Fund, a Cayman Islands trust ("The Aries Master Fund"). Of the 5,934,000 shares of common stock indicated as beneficially held, Paramount Capital shares voting and dispositive power with the following persons or entities:
     Dr. Rosenwald with respect to 3,000,000 of the shares; Aries Domestic with respect to 846,600 of the shares; and The Aries Master Fund with respect to 2,087,400 of the shares.
(5) Includes 3,073,966 shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2000. Also includes 194,998 shares of common stock held in Dr. Kranzler's name. Also includes 251,760 shares of common stock held by the Company's 401(k) plan for which Dr. Kranzler, as co-trustee of the 401(k) plan, has voting rights to such shares.
(6) Includes 18,661 shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2000. Also includes 251,760 shares of common stock held by the Company's 401(k) plan for which Mr. Bobkoski, as co-trustee of the 401(k) plan, has voting rights to such shares. Also Includes 100 shares held by Alexander Bobkoski, Mr. Bobkoski's son, 100 shares held by Elizabeth Bobkoski, Mr. Bobkoski's daughter and 100 shares held by Catherine Bobkoski, Mr. Bobkoski's daughter.
(7) Includes 344,856 shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2000.
(8) Includes 75,000 shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2000.
(9) Includes 53,603 shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2000. Also Includes 25,000 shares of common stock held by Samuel D. and Mary Ann H. Anderson as trustees of the Samuel and Mary Ann Anderson trust dated March 22, 1979.
(10) Includes 52,098 shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2000.
(11) Includes 70,890 shares of common stock issuable pursuant to options or other rights exercisable within 60 days of March 1, 2000.
(12) Includes 65,890 shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Mark Rogers, M.D., appointed as director of the Company in January 2000, is the President of Paramount Capital Investments. As of March 1, 2000, Paramount Capital Investments held approximately 12.3% of the Company's common stock.

     Mr. Richard Crooks, Jr., a former director of the Company, is a director of and consultant to Allen & Company Incorporated, a principal stockholder of the Company. Effective November 1999, Mr. Crooks resigned his Board of Director's position with the Company.

     The Company has also entered into an employment agreement with its three executive officers, as described under the caption "Management - Employment Agreements." The Company has granted stock options to certain directors and executive officers of the Company. See "Management - Executive Compensation."

     The Company's Bylaws provide that the company will indemnify its directors and executive officers and may indemnify its other officers, employees and other agents to the fullest extent permitted by Delaware law. The Company is also empowered under it bylaws to enter into indemnification contracts with its directors and officers and to purchase insurance on behalf of any person who it is required or permitted to indemnify. Pursuant to this provision, the Company has entered into indemnity agreements with each of its directors and officers and currently maintains directors and officers insurance coverage.

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

(3)  EXHIBITS

     Exhibit No.        Description                                  Incorporated by Reference to
    ----------------------------------------------------------------------------------------------------------------------
     3.1                Amended and Restated Certificate of          Exhibit 3.1 to Form 10-Q for the quarter ended March
     3.2                Incorporation                                30, 1996
     4.1                By-Laws, as amended                          Exhibit 3.2 to 1995 Form 10-K
                        Form of Stock Certificate                    Exhibit 4.1 to Form S-1 Registration Statement No.
                                                                     33-41225
     10.3               Agreement and Plan of Merger and             Exhibit 2.1 to Form 10-Q for quarter ended September
                        Reorganization dated October 10, 1996, by    30, 1996
                        and among Registrant, Cypress Acquisition
                        Sub, Inc. and PRP, Inc.
     10.4               Warrant Agreement dated September 18,        Exhibit 4.1 to Form 10-Q for quarter ended September
                        1996, between Registrant and American        30, 1996
                        Stock Transfer & Trust Company
     10.5               Exchange of Bridge Debt and Warrant          Exhibit 4.2 to Form 10-Q for quarter ended September
                        Termination Agreement between Registrant     30, 1996
                        and certain holders of indebtedness of
                        PRP, Inc.
     10.6               Incentive Stock Option                       Exhibit 28.2 to Form S-8 Registration Statement No.
                                                                     33-20188
     10.7               Form of Nonqualified Stock Option            Exhibit 4.5 to Form 10-K for the year ended December
                                                                     31, 1993
     10.8               Form of 7% Convertible Debentures            Exhibit 10.1 to Form 10-Q for the quarter ended
                                                                     March 31, 1994
     10.10              Form 7% Convertible Debenture Purchase       Exhibit 10.4 to Form 10-Q for the quarter ended
                        Agreement                                    March 31, 1994
     10.11              Form of Senior Convertible Debenture         Exhibit 4.10 to 1995 From 10-K
     10.12              Form of Senior Convertible Debenture         Exhibit 4.11 to 1995 Form 10-K
                        Purchase Agreement
     10.14              Form of Warrant to Purchase Common Stock     Exhibit 99.1 to Form S-8 Registration Statement No.
                                                                     333-19465
     10.15              1996 Equity Incentive Plan (the "1996        Exhibit 99.1 to Form S-8 Registration Statement No.
                        Plan")                                       333-06771
     10.20              Form of Incentive Stock Option Agreement     Exhibit 3.1 to Form 10-Q for the quarter ended March
                        under the 1996 Plan                          30, 1996
     10.21              1996 Equity Incentive Plan Form of           Exhibit 3.1 to Form 10-Q for the quarter ended March
                        Non-Statutory Stock Option Agreement         30, 1996
     10.22              Incentive Stock Option and Appreciation      Exhibit 99.4 to Form S-8 Registration Statement No.
                        Plan, as amended June 29, 1992               333-06771
     10.24              Amended and Restated 1988 Nonqualified       Exhibit 99.6 to Form S-8 Registration Statement No.
                        Stock Option Plan                            333-06771

     10.25              Form of Nonqualified Stock Option            Exhibit 99.7 to Form S-8 Registration Statement No.
                        Agreement under the 1988 Plan                333-06771
     10.26              Form of Stock Option Agreement for           Exhibit 99.8 to Form S-8 Registration Statement No.
                        issuance's of all non-plan options           333-06771
     10.27              Form of Nonstatutory Stock Option            Exhibit 99.3 to Form S-8 Registration Statement No.
                        Agreement under the 1996 Plan                333-06771
     10.28              Stock Option and Stock Appreciation Plan     Exhibit 28.1 to Form S-8 Registration Statement No.
                                                                     333-06771
     10.29              Warrant Agreement dated September 19, 1996   Exhibit 10.1 to Form S-3 Registration Statement No.
                        between the Registrant and American Stock    333-15483
                        Transfer & Trust company
     10.30              1988 Nonqualified Stock Option Plan          Exhibit 28.3 to Form S-8 Registration Statement No.
                                                                     333-06771
     10.33              Warrant Agreement dated as of August 29,     Exhibit 99.1 to Form S-3 Registration Statement No.
                        1991 between IMRE Corporation and            33-71278
                        Manufacturers Hanover Trust Company of
                        California (now known as Chemical Trust
                        Company of California)
     10.35              Employment Agreement with Jay D. Kranzler    Exhibit 10.8 to 1995 Form 10-K
     10.38              Employment Offer Letter dated as of          Exhibit 10.38 to 1998 Form 10-K
                        February 18, 1999 between the Registrant
                        and Carl F. Bobkoski
     10.39              Separation Agreement dated March 15, 1999    Exhibit 10.39 to 1998 Form 10-K
                        between the Registrant and Debby Jo Blank
     10.41              Sublease dated February 1, 1999 between      Exhibit 10.41 to 1998 Form 10-K
                        the Company and Cardia Pacemakers, Inc.
                        and related lease dated August 1991
                        between Michael R. Mastro and Redmond East
                        Associates and Incontrol, Inc. and
                        Amendments One through Ten
     10.42              License and Distribution agreement with      Exhibit 10.1 to Form 10-Q from the quarter ended
                        Fresenius dated March 26, 1999               March 31, 1999
     10.43              Asset Purchase Agreement with Fresenius      Exhibit 10.2 to Form 10-Q from the quarter ended
                        dated March 26, 1999                         March 31, 1999
     10.44              Registration Agreement with Fresenius        Exhibit 10.3 to Form 10-Q from the quarter ended
                        dated March 26, 1999                         March 31, 1999
     10.45              Securities Purchase Agreement with           Exhibit 10.4 to Form 10-Q from the quarter ended
                        Fresenius dated March 26, 1999               March 31, 1999
     10.46              Fresenius Common Stock Purchase Warrant      Exhibit 10.5 to Form 10-Q from the quarter ended
                        dated March 26, 1999                         March 31, 1999
     10.47              Loan and Securities Agreement between        Exhibit 10.1 to Form 10-Q from the quarter ended
                        Cypress Bioscience, Inc., PRP, Inc. and      September 30, 1999
                        Transamerica Business Credit Corporation
     10.48              Stock Subscription Warrant to Purchase       Exhibit 10.2 to Form 10-Q from the quarter ended
                        Common Stock of Cypress Bioscience, Inc.     September 30, 1999
                        between the Company and TBCC Funding Turst
                        II or its registered assigns
     11.1               Statement regarding computation of per       Item 8 of 1995 Form 10-K
                        share loss
     23.1               Consent of Ernst & Young LLP, Independent
                        Auditors
     24.1               Power of Attorney                            Reference is made to page [37]
     27.1               Financial Data Schedule


     (b)    Reports on Form 8-K
            None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Cypress Bioscience, Inc.
                                         By:  /s/ Jay D. Kranzler
                                              -------------------------------
                                              Jay D. Kranzler, M.D., Ph. D.
                                              Chief Executive Officer,
                                              Chief Financial Officer, and
                                              Chairman of the Board
                                              (Principal Executive Officer and
                                              Principal Financial and Accounting
                                              Officer)

Date:  March 30, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay D. Kranzler, M.D., Ph.D., as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sing any and all amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and full power and authority to do and performance each and every act and thing requisite and necessary to be done in connection therewith, as fully to intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorney-in-fact and agent, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                     Title                                                   Date
---------                                     -----                                                   ----
/s/ Jay D. Kranzler                           Chief Executive Officer, Chief Financial Officer and    March 30, 2000
-----------------------------------------
Jay D. Kranzler, M.D., Ph.D.                  Chairman of the Board (Principal Executive Officer
                                              and Principal Financial and Accounting Officer)

/s/ Larry J. Kessel, M.D.                     Director                                                March 30, 2000
-----------------------------------------
Larry J. Kessel, M.D.

/s/ Mark C. Rogers, M.D.                      Director                                                March 30, 2000
-----------------------------------------
Mark C. Rogers, M.D.

/s/ Jack H. Vaughn                            Director                                                March 30, 2000
-----------------------------------------
Jack H. Vaughn

/s/ Samuel D. Anderson                        Director                                                March 30, 2000
-----------------------------------------
Samuel D. Anderson

/s/ David Golde, M.D.                         Director                                                March 30, 2000
-----------------------------------------
David Golde, M.D.

                           CYPRESS BIOSCIENCE, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors..........................................................  F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998...............................................  F-3
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.................  F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.......  F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.................  F-6
Notes to Consolidated Financial Statements.................................................................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders

Cypress Bioscience, Inc.

     We have audited the accompanying consolidated balance sheets of Cypress Bioscience, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cypress Bioscience, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                      /s/ Ernst & Young LLP

San Diego, California
February 18, 2000

                           CYPRESS BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                                    1999                   1998
                                                                               ------------            ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 11,569,966            $  5,619,568
  Accounts receivable:
    Trade and other, net of allowance for doubtful accounts of
     $32,645 in 1998                                                                      -                 584,200
    From agreement with Fresenius                                                   387,474                       -
  Inventories                                                                             -               1,014,443
  Prepaid expenses                                                                  389,180                 254,891
  Debt acquisition cost - current                                                   144,654                       -
                                                                               ------------            ------------
    Total current assets                                                         12,491,274               7,473,102

Property and equipment, net                                                         226,042               1,789,976
Restricted cash                                                                           -                  35,000
Other assets                                                                         20,360                       -
Deferred financing costs                                                             93,796                  17,957
                                                                               ------------            ------------
    Total assets                                                               $ 12,831,472            $  9,316,035
                                                                               ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $    952,932            $    778,061
  Accrued compensation                                                              135,211                 164,832
  Accrued liabilities                                                               478,477                 952,448
  Current portion of long-term obligations                                          843,941                       -
  Current portion of capital leases                                                   6,167                   9,823
                                                                               ------------            ------------
    Total current liabilities                                                     2,416,728               1,905,164

Convertible debentures                                                              400,000                 400,000
Long-term obligations, net of current portion                                     2,260,570                 144,804
Capital leases, net of current portion                                                9,321                  21,496

Commitments and contingencies (Note 5)

Stockholders' equity:
  Series A convertible preferred stock, $.02 par value; authorized
          3,333,333 shares; issued and outstanding, no shares at
          December 31, 1999 and 1,156,832 shares at December 31, 1998                     -                  23,136
  Common stock, $.02 par value; authorized 75,000,000 shares;
          issued and outstanding, 46,314,110 and 41,402,045 shares at
          December 31, 1999 and 1998, respectively                                  926,282                 828,041
  Additional paid-in capital                                                     94,609,138              86,238,466
  Deferred compensation                                                                   -                (239,446)
  Accumulated deficit                                                           (87,790,567)            (80,005,626)
                                                                               ------------            ------------
    Total stockholders' equity                                                    7,744,853               6,844,571
                                                                               ------------            ------------
    Total liabilities and stockholders' equity                                 $ 12,831,472            $  9,316,035
                                                                               ============            ============

See accompanying notes.

                           CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Years Ended December 31,
                                                         1999                1998              1997
                                                      -----------        ------------       -----------
Revenues:
   Product sales                                      $   588,120        $  2,374,970       $ 2,970,342
   Revenue from Fresenius agreement                     1,284,583                   -                 -
   Grant income                                                 -             308,470           325,316
                                                      -----------        ------------       -----------
                                                        1,872,703           2,683,440         3,295,658
Costs and expenses:
   Production costs                                       888,015           2,113,781         1,772,681
   Sales and marketing                                  5,937,463           2,378,443         1,292,942
   Research and development                             1,889,933           4,290,727         6,707,557
   General and administrative                           3,689,739           3,345,241         2,803,079
                                                      -----------        ------------       -----------
                                                       12,405,150          12,128,192        12,576,259

Other income (expense):
   Interest income                                        496,740             341,755           425,935
   Interest expense                                      (160,766)            (41,953)          (31,737)
   Gain on sale of assets, net                          2,411,532                   -                 -
                                                      -----------        ------------       -----------
                                                        2,747,506             299,802           394,198

Net loss before imputed dividend on
   Series A convertible preferred stock                (7,784,941)         (9,144,950)       (8,886,403)

Undeclared, imputed dividend on Series A
   convertible preferred stock                                  -          (2,078,431)                -
                                                      -----------        ------------       -----------

Net loss applicable to common
   stockholders                                       $(7,784,941)       $(11,223,381)      $(8,886,403)
                                                      ===========        ============       ===========

Net loss per share applicable to common
   stockholders - basic and diluted                   $     (0.17)       $      (0.29)      $     (0.25)
                                                      ===========        ============       ===========

Shares used in computing net loss
   per share applicable to common
   stockholders - basic and diluted                    45,043,962          39,234,741        35,236,579
                                                      ===========        ============       ===========

See accompanying notes.

                           CYPRESS BIOSCIENCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     Preferred Stock            Common Stock        Additional
                                                               ---------------------------------------------------
                                                                 Shares         Par Value     Shares    Par Value  Paid-in Capital
                                                               -------------------------------------------------------------------
Balance December 31, 1996                                                -             -   34,573,111   $691,462       $72,354,683
 Stock options exercised                                                 -             -       20,000        400            37,100
 Deferred compensation related to stock options                          -             -            -          -           (10,284)
 Stock issued to match 401(k) contributions                              -             -      101,668      2,033           163,623
 Stock issued in October 1997 private placement                          -             -    3,851,029     77,021         5,496,514
 Amortization of deferred compensation                                   -             -            -          -                 -
 Net loss                                                                -             -            -          -                 -
                                                               -------------------------------------------------------------------
Balance December 31, 1997                                                -             -   38,545,808    770,916        78,041,636
 Stock options and warrants exercised                                    -             -      876,681     17,534         1,448,435
 Deferred compensation related to stock options and warrants             -             -            -          -           194,870
 Stock issued to match 401(k) contributions                              -             -       72,827      1,456           205,898
 Series A convertible preferred stock issued in
      September 1998 private placement                           3,063,561      $ 61,271            -          -         4,269,196
 Imputed dividend on Series A convertible preferred stock                -             -            -          -         2,078,431
 Preferred stock conversions                                    (1,906,729)      (38,135)   1,906,729     38,135                 -
 Amortization of deferred compensation                                   -             -            -          -                 -
 Net loss                                                                -             -            -          -                 -
                                                               -------------------------------------------------------------------
Balance December 31, 1998                                        1,156,832        23,136   41,402,045    828,041        86,238,466
 Stock options and warrants exercised                                    -             -    3,370,518     67,410         6,432,869
 Deferred compensation related to stock options                          -             -            -          -                 -
 Stock issued to match 401(k) contributions                              -             -       87,185      1,744           204,400
 Sale of common stock to Fresenius                                       -             -      297,530      5,951           994,049
 Sale of warrants to Fresenius                                           -             -            -          -           500,000
 Preferred stock conversions                                    (1,156,832)      (23,136)   1,156,832     23,136                 -
 Stock issued for services                                               -             -            -          -            13,750
 Warrants issued to lendor                                               -             -            -          -           225,604
 Net loss                                                                -             -            -          -                 -
                                                               -------------------------------------------------------------------
Balance December 31, 1999                                                -      $      -   46,314,110   $926,282       $94,609,138
                                                               ===================================================================

                                                                            Deferred        Accumulated
                                                                          Compensation        Deficit        Total
                                                                          --------------------------------------------
Balance December 31, 1996                                                 $(1,015,738)    $(59,895,842)    $12,134,565
 Stock options exercised                                                            -                -          37,500
 Deferred compensation related to stock options                                10,284                -               -
 Stock issued to match 401(k) contributions                                         -                -         165,656
 Stock issued in October 1997 private placement                                     -                -       5,573,535
 Amortization of deferred compensation                                        501,139                -         501,139
 Net loss                                                                           -       (8,886,403)     (8,886,403)
                                                                          --------------------------------------------
Balance December 31, 1997                                                    (504,315)     (68,782,245)      9,525,992
 Stock options and warrants exercised                                               -                -       1,465,969
 Deferred compensation related to stock options and warrants                 (194,870)               -               -
 Stock issued to match 401(k) contributions                                         -                -         207,354
 Series A convertible preferred stock issued in                                     -                -       4,330,467
     September 1998 private placement                                               -       (2,078,431)              -
 Imputed dividend on Series A convertible preferred stock                           -                -               -
 Preferred stock conversions                                                        -                -               -
 Amortization of deferred compensation                                        459,739                -         459,739
 Net loss                                                                           -       (9,144,950)     (9,144,950)
                                                                          --------------------------------------------
Balance December 31, 1998                                                    (239,446)     (80,005,626)      6,844,571
 Stock options and warrants exercised                                               -                -       6,500,279
 Deferred compensation related to stock options                               239,446                -         239,446
 Stock issued to match 401(k) contributions                                         -                -         206,144
 Sale of common stock to Fresenius                                                  -                -       1,000,000
 Sale of warrants to Fresenius                                                      -                -         500,000
 Preferred stock conversions                                                        -                -               -
 Stock issued for services                                                          -                -          13,750
 Warrants issued to lendor                                                          -                -         225,604
     Net loss                                                                       -       (7,784,941)     (7,784,941)
                                                                          --------------------------------------------
Balance December 31, 1999                                                 $         -     $(87,790,567)    $ 7,744,853
                                                                          ============================================

See accompanying notes.

                           CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                            1999               1998                1997
                                                                        -----------         -----------         -----------
Operating Activities
Net loss                                                                $(7,784,941)        $(9,144,950)        $(8,886,403)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation and amortization                                            253,627             549,953             481,567
   Amortization of deferred compensation                                    239,446             459,739             501,139
   Stock and warrants issued for services                                   239,354                   -                   -
   Common stock issued for employee services                                206,144             207,354             165,656
   Gain on sale of facility and inventory to Fresenius                   (2,497,127)                  -                   -
   Loss (Gain) on disposal of property and equipment                         85,595              (6,610)             (3,298)
   Changes in operating assets and liabilities:
     Accounts receivable, net                                               584,200             (36,161)            (28,700)
     Receivables from Fresenius                                            (387,474)            (34,811)             10,467
     Inventories                                                           (235,437)           (386,439)            345,763
     Prepaid expenses                                                      (134,289)           (140,509)             56,849
     Other assets                                                           (20,360)                  -                   -
     Accounts payable and other accrued liabilities                        (468,211)             44,588            (536,530)
                                                                        -----------         -----------         -----------
Net cash used in operating activities                                    (9,919,473)         (8,487,846)         (7,893,490)

Investing Activities
   Proceeds from sale of facility and inventory to Fresenius              5,245,517                   -                   -
   Purchase of property and equipment                                      (149,358)           (345,636)           (118,038)
   Proceeds from sale of property and equipment                              15,050              11,859               7,685
   Purchase of short-term investments                                             -          (1,000,900)         (2,006,773)
   Sale of short-term investments                                                 -           1,975,233           3,922,600
   Release (deposit) of restricted cash                                      35,000             (35,000)                  -
                                                                        -----------         -----------         -----------
Net cash provided by investing activities                                 5,146,209             605,556           1,805,474

Financing Activities
   Net proceeds from issuance of common stock and warrants                1,500,000                   -           5,573,535
   Net proceeds from issuance of preferred stock                                  -           4,330,467                   -
   Net proceeds from exercise of stock options and warrants               6,500,279           1,465,969              37,500
   Proceeds from term loan                                                3,000,000                   -                   -
   Proceeds (payments) of capital lease obligation                          (15,831)             19,298             (27,207)
   Proceeds from note payable                                                     -             144,804                   -
   Payments on notes payable                                                (40,293)                  -                   -
   Deferred financing costs                                                (220,493)                  -                   -
                                                                        ------------        -----------         -----------
Net cash provided by financing activities                                10,723,662           5,960,538           5,583,828

Increase (decrease) in cash and cash equivalents                          5,950,398          (1,921,752)           (504,188)
   Cash and cash equivalents at beginning of the year                     5,619,568           7,541,320           8,045,508
                                                                        -----------         -----------         -----------
   Cash and cash equivalents at end of the year                         $11,569,966         $ 5,619,568         $ 7,541,320
                                                                        ===========         ===========         ===========

Supplemental disclosure of cash flow information
   Interest paid                                                        $   131,116         $    40,873         $    31,661
                                                                        ===========         ===========         ===========

See accompanying notes.

                        CYPRESS BIOSCIENCE, INC.NOTES
                     TO CONSOLIDATED FINANCIAL STATEMENTS

1.   FORMATION AND BUSINESS OF THE COMPANY

     Cypress Bioscience, Inc. (the "Company") markets the PROSORBA(R) column for the treatment of types of rheumatoid arthritis ("RA") and idiopathic thrombocytopenia purpura ("ITP"), which are types of immune disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The PROSORBA column absorbs antibodies and circulating immune complexes and modulates the patient's inappropriate immune response to certain diseases. In March 1999, the Food and Drug Administration ("FDA") granted Cypress marketing clearance to distribute the PROSORBA column for the treatment of moderate to severe RA. The Company previously received marketing clearance from the FDA in December 1987 to distribute the PROSORBA column for the treatment of ITP, an immune-mediated bleeding disorder. The Company is also developing Cyplex(TM), a platelet alternative, previously known as Infusible Platelet Membranes, as an alternative to traditional platelet transfusions.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates in the Preparation of Financial Statements

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

Cash, Cash Equivalents and Short-term Investments

     Cash and cash equivalents consist of cash, money market funds and other highly liquid investments with a maturity of three months or less from the date of purchase. The Company applies Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
115), to its short-term investments. Under SFAS No. 115, the Company classifies its short-term investments as "available-for-sale" and records such assets at estimated fair value in the balance sheets with unrealized gains and losses, if any, reported in stockholders' equity. As of December 31, 1999, the cost of short-term investments approximated fair value and all of the Company's short-term investments were in money market accounts that invest in short-term securities with average maturities of less than one year. The Company has not experienced any losses on its cash, cash equivalents, or short-term investments.

Inventories

     In April 1999, Fresenius AG purchased the PROSORBA column inventory and manufacturing facility from Cypress (see note 3). As a result the Company has no inventory as of December 31, 1999. Inventories reported at December 31, 1998 are stated at the lower of cost (using the weighted average method based on the first-in, first-out method) or market.

Property and Equipment

     Property and equipment, including assets acquired under capital leases, are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (three to five years) or the lease term using the straight-line method.

Accrued Clinical Trial Costs

     The Company enrolls patients in various clinical trial sites which are conducted primarily in the United States. The Company records the cost of such studies as the clinical work is performed by the respective research entities. The Company accrues costs related to clinical trials in the period incurred.

Debt Acquisition Costs

     Debt acquisition costs are being amortized over the life of the related debt.

Stock and Warrants Issued for Services

     Common stock, common stock warrants and common stock options issued for services rendered to the Company are recorded at the fair market value of the equity instrument issued or the value of the services rendered, whichever is more clearly determinable.

Revenue Recognition

     Revenue from the Fresenius agreement (Note 3) is recognized based on the agreement and Fresenius' sale to independent third-parties. Revenue from product sales is recognized when products are shipped. Revenues from government grants are recognized based on performance requirements of the grant or as the grant expenditures are incurred.

Research and Development

     Research and development costs are expensed as incurred.

Employee Stock Options

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

Net Loss Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, the computation of net loss per share is based upon the weighted average number of shares of common stock issued and outstanding for each period. Common stock equivalents related to options, warrants and convertible securities are excluded from the computation, as their effect is antidilutive.

Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. To date, the Company has not identified any indicators of impairment or recorded any impairments of long-lived assets.

Comprehensive Loss

     Effective January 1, 1998, the Company adopted "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components. The Company's comprehensive loss is the same as its net loss for all periods presented.

Recent Accounting Pronouncements

     In June 1998, the FASB issued "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In May 1999, the FASB voted to delay the effective date of SFAS 133 by one year, meaning that the Company will be required to adopt this standard in 2001. The Company has not used any derivative instruments to date. Management does not anticipate that the adoption of this new standard will have a significant effect on the financial position on results of operations of the Company.

3.   FRESENIUS AGREEMENTS

     In March 1999, Cypress entered into an agreement with Fresenius AG ("Fresenius") of Bad Homburg, Germany, and its U.S. subsidiary, Fresenius Hemotechnology, Inc. ("FHI"). The agreement provides Fresenius with an exclusive license to distribute the PROSORBA column in the U.S., Europe, Latin America, and subject to certain conditions, Japan and select Asian countries. Upon signing of the agreement, Cypress received a total of $1.5 million from Fresenius consisting of the purchase of 297,530 shares of Cypress common stock for $1.0 million, and $500,000 for the purchase of three-year warrants to buy 342,466 shares of Cypress common stock at $7.50 per share.

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

     Revenue from the Fresenius agreement for the year ended December 31, 1999 consisted of Cypress's pro rata share of sales by FHI. Until profits are generated, Cypress will recognize revenue based on the payments from Fresenius, which are generally determined as the ratio of allowable expenses incurred for production, research and development and sales and marketing by Cypress compared to allowable expenses incurred by Cypress and Fresenius under the agreement. Prior to the Agreement with Fresenius, Cypress recorded PROSORBA column sales as product sales in the statement of operations. As such, current year revenues are not directly comparable to revenues recorded in the prior periods.

     In April 1999, Fresenius exercised its option to acquire the PROSORBA column manufacturing facility and related assets, located in Redmond, Washington, for $5.2 million. The purchase price paid to Cypress consisted of cash of $1.2 million and an offset of $4.0 million from the previous drawdown of an interest-free line of credit provided by Fresenius in March 1999. In connection with this transaction, Fresenius purchased from the company inventory for approximately $2.0 million that resulted in a gain to Cypress of $779,000. After final adjustments related to the sales price of the facility were determined in the fourth quarter, an additional gain of approximately $1.7 million was recognized.

4.   FINANCIAL STATEMENT DETAILS

Inventories

     In April 1999, Fresenius AG acquired the PROSORBA column manufacturing facility. As a result the Company has no inventory as of December 31, 1999. Inventories are comprised of the following as of December 31, 1998:

                                              1998
                                        ---------------
     Raw materials and components         $  536,513
     Work in progress                        288,930
     Finished goods                          189,000
                                        ---------------
                                          $1,014,443
                                        ===============

Property and Equipment

     Property and equipment are comprised of the following as of December 31:

                                                         1999            1998
                                                   --------------   --------------
     Laboratory and production equipment                $  98,572      $ 2,551,468
     Office equipment                                     465,918          628,928
     Vehicles                                                   -           20,924
     Leasehold improvements                                20,261           73,407
                                                   --------------   --------------
                                                          584,751        3,274,727
     Accumulated depreciation and amortization           (358,709)      (1,484,751)
                                                   --------------   --------------
                                                        $ 226,042      $ 1,789,976
                                                   ==============   ==============

     Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $245,000, $542,000 and $474,000, respectively, including an asset under capital lease. The cost and accumulated depreciation for assets acquired under capital leases totaled approximately $25,000 and $9,000, respectively, at December 31, 1999 and $120,000 and $51,000, respectively, at December 31, 1998.

Accrued Liabilities

     Accrued liabilities are comprised of the following as of December 31:

                                                  1999            1998
                                            --------------   --------------
     Accrued clinical trial costs               $209,815         $576,690
     Other                                       268,662          375,758
                                            --------------   --------------
                                                $478,477         $952,448
                                            ==============   ==============

5.   COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company currently occupies approximately 5,200 square feet of leased office space in San Diego, California. The San Diego facility houses the Company's executive and administrative offices. The lease for this facility expires in 2001. In accordance with the San Diego facility lease, the Company maintained a $35,000 certificate of deposit through August 1999, which was classified as restricted cash on December 31, 1998. In December 1999, the Company signed a lease for a 2,800 square foot facility in Redmond, Washington, to house the Company's research and medical personnel. This lease expires in November 2000.

     During 1998, the Company leased a 6,900 square foot facility used primarily for the manufacturing of the PROSORBA column. In April 1999, Fresenius acquired the manufacturing facility and assumed the lease associated with the facility.

     The table below indicates future minimum lease obligations under the operating leases as of December 31, 1999:

                    2000                  $148,693
                    2001                    62,751
                                --------------------------
                                          $211,444
                                ==========================

     Total rent expense was approximately $305,000, $367,000, and $501,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Sublease income was approximately $117,000 for the year ended December 31, 1997. No sublease income was received in 1999 or 1998.

Capital Leases

     The Company entered into a capital lease for office equipment in December 1998. The lease expires in April 2002. The following are the minimum lease payments for the years ended December 31:

              2000                                           $ 9,736
              2001                                             9,736
              2002                                             3,246
                                                        -------------------
              Total minimum lease payments                    22,718
              Less amounts representing interest              (7,230)
                                                        -------------------
              Present value of capital lease payments         15,488
              Less current portion                            (6,167)
                                                        -------------------
              Capital lease obligations, noncurrent          $ 9,321
                                                        ===================

Deferred Compensation

      In connection with an employment agreement entered into in 1995, the Company granted an aggregate of 4,159,824 options to purchase the Company's common stock. On the date the options were granted, the closing bid price of the Company's stock was $1.875 per share. The exercise price of the options was $1.50 per share, reflecting the price per share of stock sold in the private placement of approximately 8,500,000 shares on the same date. The Company recorded $1,559,934 of deferred compensation expense on such date, and such amount has been fully amortized as of December 31, 1999.

6.   LONG-TERM OBLIGATIONS

7% Convertible Debentures

     At December 31, 1999 and 1998, the Company had $400,000 of 7% Convertible Debentures outstanding which are due March 2001. The 7% Convertible Debentures were originally issued in April 1994. Interest is payable in cash or shares of common stock at the option of the Company. During the years ended December 31, 1999 and 1998, the Company recorded related interest expense of $28,000 which has been paid in cash. The conversion price for the principal amount is $2.88 per share of registered common stock, the fair market value on the date of closing. The conversion price for the interest is the lower of $4.00 per share of common stock or the average closing price for the 10 days prior to the annual April 30th interest payment date. The debentures are redeemable by the Company at a redemption price of 104% of the principal amount which reduces to 102% in April 2000.

Note Payable

     In March 1998, the Company received a loan totaling $440,000 to finance the purchase of fixed assets of which approximately $105,000 is outstanding at December 31, 1999. In accordance with the terms, the line matures in March 2002 and interest is accrued at the bank's prime rate plus 0.5% (9.0% at December 31, 1999). The loan is fully collateralized by the fixed assets financed with the line of credit with a net book value of approximately $83,000 at December 31, 1999.

Term Loan

     In September 1999, Cypress signed a $5.0 million term loan agreement with a financing company of which $2.0 million was drawn down immediately. An additional $1.0 million was drawn in December 1999. The remaining $2.0 million may be drawn down at the option of the Company subject to Cypress meeting certain financial criteria. The initial loan is repayable in six monthly installments of interest only at 13.29% per annum. Thereafter, the loan is payable in twenty-four equal monthly payments of principal and interest. Repayment terms for the remaining loan tranches are similar to the initial loan. The loan is secured by certain assets of the Company. In connection with this agreement, Cypress granted the lender a five-year warrant to purchase 168,851 shares of the Company's common stock at an exercise price of $2.96 per share. The warrant was valued in accordance with SFAS No. 123 and is being amortized as additional interest expense over the term of the loan.

                                                                                 December 31
                                                                        1999                         1998
                                                             -----------------------      ------------------------
          7% Convertible Debentures due March 2001                    $  400,000                      $400,000
          Term loan, payable through July 2002                         3,000,000                             -
          Note Payable, payable through February 2001                    104,511                       144,804
                                                             -----------------------      ------------------------
                                                                       3,504,511                       544,804
          Less current portion                                          (843,941)                            -
                                                             -----------------------      ------------------------
                                                                      $2,660,570                      $544,804
                                                             =======================      ========================

          Maturities of long-term obligations at December 31, 1999 are as follows:

                  2000                                  $  843,941
                  2001                                   1,961,698
                  2002                                     698,872
                                             --------------------------
                                                        $3,504,511
                                             ==========================

7.  STOCKHOLDERS' EQUITY

Authorized Shares

     The Company is authorized to issue up to 15,000,000 shares of preferred stock.

Private Placements

     In September 1998, the Company completed a private placement of 3,063,561 shares of the Company's Series A convertible preferred stock at a price of $1.50 per share for net proceeds of approximately $4.3 million. The Company recorded a non-cash imputed dividend of approximately $2.1 million related to the sales of Series A convertible preferred stock.

Series A Convertible Preferred Stock

     The Series A convertible preferred stock was converted into common stock on January 20, 1999.

Warrants

     In 1991, the Company granted warrants to purchase 749,900 shares of common stock to certain officers, directors and employees, which are exercisable through June 2001 at $1.875 per share. In April 1994, the Company issued Allen & Company a five-year warrant to purchase 300,000 shares of common stock at $2.875 for its services as a placement agent for the 7% Convertible Debentures (see Note 6).

     In conjunction with transactions completed in October 1996, the Company granted warrants to purchase 2,880,399 shares of common stock. The warrants entitle the holders to purchase common stock for $2.00 per share. In March 1999, the Company called for redemption of the remaining warrants outstanding of 2,724,149. In April 1999, the Company received net proceeds from the redemption of $5.2 million.

     In 1998, the Company granted warrants to purchase 250,800 shares of common stock to consultants, which are exercisable through November 2001, at prices ranging from $1.88 to $2.40.

     In 1999 the Company issued warrants to purchase 168,651 shares of common stock at $2.95 per share to a lessor. The warrants are exercisable through September 2004. The Warrants were valued at $225,604 and are being amortized as additional interest expense over the life of the loan.

Stock Options

     1996 EQUITY INCENTIVE PLAN. In April 1996, the Company adopted the 1996 Equity Incentive Plan authorizing the issuance of both incentive and non-qualified options to purchase the Company's common stock, as well as the granting of stock appreciation rights, stock bonuses and rights to purchase restricted stock. Under the plan, 10,000,000 shares of the Company's common stock are reserved for issuance to directors, officers, key employees, consultants and certain advisors.

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

     NON-QUALIFIED STOCK OPTIONS. The Company has reserved 572,000 shares of common stock for issuance under its 1988 Non-qualified Stock Option Plan, as amended in 1992 and 1995. The plan expired February 1998; however, options previously granted under the plan remain outstanding according to their respective terms and conditions.

     STOCK OPTIONS-OTHER. Prior to 1997 the Company granted to employees and others options to purchase common stock, other than pursuant to a formal option plan.

     Options granted pursuant to each of the plans above have a term of up to ten years and generally vest over four years.



     The following table summarizes the activity of the Company's stock options and warrants:

                                                                     Number of Warrants/Options
                               ---------------------------------------------------------------------------------------------------

                                                             1996              Incentive
                                                       Equity Incentive          Stock          Non-Qualified           Other
                                     Warrants            Plan Options           Options         Stock Options          Options
                               ------------------  ---------------------  ----------------  -------------------  -----------------
Balance December 31, 1996               5,365,199              5,587,157            61,000              472,000          1,150,835
     Granted                                    -                789,522                 -               30,000                  -
     Exercised                                  -                (20,000)                -                    -                  -
     Canceled                            (180,800)              (322,479)          (33,250)             (32,000)            (6,000)
     Expired                           (1,850,000)                     -            (1,500)                   -           (192,730)
                               ---------------------------------------------------------------------------------------------------
Balance December 31, 1997               3,334,399              6,034,200            26,250              470,000            952,105
     Granted                              250,800              1,311,625                 -                    -                  -
     Exercised                           (125,250)              (664,650)                -              (10,000)          (118,000)
     Canceled                                   -               (260,346)                -                    -                  -
     Expired                               (6,800)               (17,951)                -                    -            (33,105)
                               ------------------  ---------------------  ----------------  -------------------  -----------------
Balance December 31, 1998               3,453,149              6,402,878            26,250              460,000            801,000
     Granted                              511,117              1,373,000                 -                    -                  -
     Exercised                         (2,681,423)              (542,845)           (6,250)             (60,000)           (80,000)
     Canceled                            (479,726)              (473,374)                -                    -                  -
     Expired                             (142,000)               (33,476)          (13,000)                   -            (38,000)
                               ------------------  ---------------------  ----------------  -------------------  -----------------
Balance December 31, 1999                 661,117              6,726,183             7,000              400,000            683,000
                               ===================================================================================================

     All warrants are exercisable at December 31, 1999 at exercise prices ranging from $2.00 to $7.50, and 661,117 shares of common stock were reserved for future issuance.

     With respect to stock options, at December 31, 1999, 2,041,322 options were available for future grant and 9,857,505 shares of common stock were reserved for future issuance.

     Following is a further breakdown of the options outstanding as of December 31, 1999:

                                     Weighted Average                                          Weighted Average
                                         Remaining                                              Exercise Price
                                     Contractual Life        Weighted                             of Options
     Range of           Options          in Years            Average            Options           Exercisable
 Exercise Prices      Outstanding                         Exercise Price      Exercisable
----------------------------------------------------------------------------------------------------------------
$1.00 - $1.50           3,988,031           5.0                $1.50           3,904,401             $1.50
$1.51 - $2.25           2,214,152           4.2                $2.01           1,947,389             $2.02
$2.26 - $3.25           1,506,000           7.9                $2.65             455,397             $2.56
$3.26 - $4.00             108,000           7.3                $3.71              19,000             $3.61
                    ---------------                                       ----------------
                        7,816,183                                              6,326,187
                    ===============                                       ================

     The weighted average exercise prices and fair values for options granted in 1999 are as follows:

                                                        Weighted Average
                                             ------------------------------------
                 Exercise Price on                  Fair              Exercise
                   Date of Grant                    Value               Price
          -------------------------------    -----------------    ---------------
          Equal to market price of stock              $1.95              $2.81

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                               1999                      1998                      1997
                                                      --------------------      ---------------------------------------------
Pro forma net loss (in thousands)                       $    (9,348)                  $ (13,079)                $ (11,302)
Pro forma net loss per share - basic and diluted        $     (0.21)                  $   (0.33)                $   (0.32)

     The proforma results above for 1999, 1998 and 1997 are not likely to be representative of the effects of applying FAS 123 on reported net income or loss for future years as these amounts reflect the expense for less than four years of vesting.

     Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair-value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: a risk-free interest rate of 6%; a dividend yield of 0%; a volatility factor of 86.9% and an option life of 4.6 years; 1998: a risk-free interest rate of 4.8%; a dividend yield of 0%; a volatility factor of 92.5%; and an option life of 7 years; for 1997: a risk-free interest rate of 6.49%; a dividend yield of 0%; a volatility factor of 93.9%; and an option life of 7 years.

     The weighted average exercise prices for stock option activity are as follows:

                                              Number of Stock Options            Weighted Average
                                                  Under All Plans                Exercise Prices
                                          ----------------------------      ------------------------
Balance December 31, 1996                            7,270,992                         $1.74
     Granted                                           819,522                         $1.72
     Exercised                                         (20,000)                        $1.88
     Canceled                                         (393,729)                        $2.08
     Expired                                          (194,230)                        $2.26
                                          ----------------------------
Balance December 31, 1997                            7,482,555                         $1.71
     Granted                                         1,311,625                         $2.36
     Exercised                                        (792,650)                        $1.68
     Canceled                                         (260,346)                        $2.26
     Expired                                           (51,056)                        $2.73
                                          ----------------------------
Balance December 31, 1998                            7,690,128                         $1.80
     Granted                                         1,373,000                         $2.81
     Exercised                                        (689,095)                        $1.86
     Canceled                                         (473,374)                        $2.84
     Expired                                           (84,476)                        $3.25
                                          ----------------------------
Balance December 31, 1999                            7,816,183                         $1.88
                                          ============================

Defined Contribution Plan

     The Company sponsors a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code of 1986. This plan covers substantially all employees who provide more than 1,000 hours of service during the year.

     The Plan provides for matching contributions whereby the Company contributes common stock to the Plan on behalf of participants in an amount equal to 100% of the participants' contributions during the six-month periods ending on the last day of June and December. The Company's contributions will vest six months after the amount of the contribution is determined if the employee is still employed by the Company at the end of the vesting period, except for employees who have been with the Company more than five years for whom contributions will vest immediately. The expense recognized for shares contributed on behalf of employees was approximately $206,000, $207,000, and $166,000 for the years ended December 31, 1999, 1998 and 1997, respectively, based upon the market value of the Company's common stock on the date of the contribution.

8.   INCOME TAXES


     Significant components of the Company's deferred income tax assets as of December 31 are as follows:

                                                        1999                         1998
                                              -----------------------     ------------------------
     Net operating loss carryforwards             $   24,956,000                $ 21,416,000
     Capitalized research & development                3,683,000                   5,563,000
     Other                                             1,251,000                   1,418,000
                                              -----------------------     ------------------------
                                                      29,890,000                  28,397,000
     Valuation allowance                             (29,890,000)                (28,397,000)
                                              -----------------------     ------------------------
                                                  $            -                $          -
                                              =======================     ========================

     As of December 31, 1999, the Company has accumulated federal and California net operating loss carryforwards of approximately $70,398,000 and $5,509,000, respectively. Approximately $2,300,000 of the federal net operating loss expired in 1999. The federal tax loss carryforwards will continue to expire in 2000. The California tax loss carryforward will begin to expire in 2001 unless previously utilized. Additionally, the Company has federal and California research and development tax credit carryforwards of approximately $1,120,000 and $94,000, respectively, which will begin expiring in 2004 unless previously utilized.

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