Form 10-K405/A
period 1999-12-31
CYPRESS BIOSCIENCE INC
filed 2000-05-08
CIK 716054

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

                               94      95       96       97      98       99
                          --------------------------------------------------
NASDAQ OTC                    100   141.3    173.9    213.1   300.4    556.0
CYPRESS BIOSCIENCE, INC.      100   125.0     86.7     63.2   132.0     79.7
NASDAQ PHARMACEUTICAL         100   183.4    184.0    190.0   241.7    449.8

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

Date:  May 8, 2000

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


Signature                                     Title                                                   Date
---------                                     -----                                                   ----
/s/ Jay D. Kranzler                           Chief Executive Officer, Chief Financial Officer and    May 8, 2000
-----------------------------------------     Chairman of the Board (Principal Executive Officer
Jay D. Kranzler, M.D., Ph.D.                  and Principal Financial and Accounting Officer)


/s/ Larry J. Kessel, M.D.*                    Director                                                May 8, 2000
-----------------------------------------
Larry J. Kessel, M.D.


/s/ Mark C. Rogers, M.D.*                     Director                                                May 8, 2000
-----------------------------------------
Mark C. Rogers, M.D.


/s/ Jack H. Vaughn*                           Director                                                May 8, 2000
-----------------------------------------
Jack H. Vaughn


/s/ Samuel D. Anderson*                       Director                                                May 8, 2000
-----------------------------------------
Samuel D. Anderson


/s/ David Golde, M.D.*                        Director                                                May 8, 2000
-----------------------------------------
David Golde, M.D.


*By:    /s/ Jay D. Kranzler
-----------------------------------------
   Jay D. Kranzler, M.D., Ph.D.
         Attorney-in-fact

price of the options was $1.50 per share, reflecting the price per share of stock sold in the private placement of approximately 8,500,000 shares on the same date. The Company recorded $1,559,934 of deferred compensation expense on such date, and such amount has been fully amortized as of December 31, 1999.

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

                                                                                 December 31
                                                                        1999                         1998
                                                             -----------------------      ------------------------
          7% Convertible Debentures due March 2001                    $  400,000                      $400,000
          Term loan, payable through July 2002                         3,000,000                             -
          Note Payable, payable through March 2001                       104,511                       144,804
                                                             -----------------------      ------------------------
                                                                       3,504,511                       544,804
          Less current portion                                          (843,941)                            -
                                                             -----------------------      ------------------------
                                                                      $2,660,570                      $544,804
                                                             =======================      ========================

          Maturities of long-term obligations at December 31, 1999 are as follows:

                  2000                                  $  843,941
                  2001                                   1,961,698
                  2002                                     698,872
                                             --------------------------
                                                        $3,504,511
                                             ==========================