Form 10-Q
period 2000-03-31
CYPRESS BIOSCIENCE INC
filed 2000-05-15
CIK 716054

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000, or

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

                              -------------------



         Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]    No  [_]

         At May 10, 2000, 48,686,120 shares of Common Stock of the Registrant were outstanding.


               This filing, without exhibits, contains 13 pages.

================================================================================

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                          Page
                                                                                                        ----
          ITEM 1 - Consolidated Balance Sheets as of
                      March 31, 2000 (unaudited) and December 31, 1999 ..............................     3

                   Consolidated Statements of Operations for the three months ended
                      March 31, 2000 and 1999 (unaudited)............................................     4

                   Consolidated Statements of Cash Flows for the
                      three months ended March 31, 2000 and 1999 (unaudited).........................     5

                   Notes to Consolidated Financial Statements (unaudited)............................     6

          ITEM 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...........................................     8

          ITEM 3 - Quantitative and Quantitative Disclosures About Market Risk.......................    11

PART II - OTHER INFORMATION

         ITEM 1 - Legal Proceedings .................................................................    12

         ITEM 6 - Exhibits and Reports on Form 8-K ..................................................    12

         Signatures .................................................................................    13

                           CYPRESS BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              March 31,               December 31,
                                                                                 2000                     1999
                                                                              ------------             ------------
                                                                             (Unaudited)                 (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 13,309,065             $ 11,569,966
   Accounts receivable from agreement with Fresenius                               367,722                  387,474
   Prepaid expenses                                                                154,112                  389,180
   Debt acquisition cost                                                           135,060                  144,654
                                                                              ------------             ------------
     Total current assets                                                       13,965,959               12,491,274

Property and equipment, net                                                        201,946                  226,042
Other assets                                                                        26,170                   20,360
Deferred financing costs                                                            64,987                   93,796
                                                                              ------------             ------------
     Total assets                                                             $ 14,259,062             $ 12,831,472
                                                                              ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $      907,307            $     952,932
    Accrued compensation                                                           134,499                  135,211
    Accrued liabilities                                                            486,421                  478,477
    Current portion of convertible debentures                                      275,000                        -
    Current portion of long-term obligations                                     1,161,610                  850,108
                                                                              ------------             ------------
         Total current liabilities                                               2,964,837                2,416,728

Convertible debentures                                                                   -                  400,000
Long-term obligations, net of current portion                                    1,944,821                2,269,891

Stockholders' equity:
     Common stock, $.02 par value; 75,000,000 shares authorized,
        48,644,490 and 46,314,110 shares issued and outstanding at
        March 31, 2000 and December 31, 1999, respectively                         972,890                  926,282
     Additional paid-in capital                                                 99,148,490               94,609,138
     Accumulated deficit                                                       (90,771,976)             (87,790,567)
                                                                              ------------             ------------
          Total stockholders' equity                                             9,349,404                7,744,853
                                                                              ------------             ------------
          Total liabilities and stockholders' equity                          $ 14,259,062             $ 12,831,472
                                                                              ============             ============

See accompanying notes.

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                             2000                     1999
                                                         ------------             ------------
REVENUE:
   Product sales                                         $          -             $    588,120
   Revenue from Fresenius agreement                           566,867                        -
                                                         ------------             ------------
Total revenue                                                 566,867                  588,120

COSTS AND EXPENSES:
   Production costs                                            63,709                  519,485
   Sales and marketing                                      1,922,608                1,086,248
   Research and development                                   847,100                  681,293
   General and administrative                                 731,836                1,443,711
                                                         ------------             ------------
Total costs and expenses                                    3,565,253                3,730,737

OTHER INCOME (EXPENSE):
    Interest income                                           153,701                   52,316
    Interest expense                                         (136,724)                 (11,891)
                                                         ------------             ------------
                                                               16,977                   40,425
                                                         ------------             ------------
Net loss                                                 $ (2,981,409)            $ (3,102,192)
                                                         ============             ============
Net loss per share (basic and diluted)                    $     (0.06)             $     (0.07)
                                                         ============             ============
Shares used in computing net loss
   per share (basic and diluted)                           47,598,257               42,364,408
                                                         ============             ============

See accompanying notes.

                           CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Three Months Ended March 31,
                                                                         2000                     1999
                                                                      -----------              -----------
OPERATING ACTIVITIES
Net loss                                                              $(2,981,409)             $(3,102,192)
Adjustments to reconcile net loss to net cash used
  by operating activities:
     Depreciation and amortization                                         28,112                  127,256
     Amortization of deferred compensation                                      -                  227,994
     Changes in operating assets and liabilities, net                     218,483                  229,090
                                                                      -----------              -----------
            Net cash used by operating activities                      (2,734,814)              (2,517,852)

INVESTING ACTIVITIES
   Purchase of equipment                                                   (4,016)                 (64,119)
                                                                      -----------              -----------
         Net cash used by investing activities                             (4,016)                 (64,119)

FINANCING ACTIVITIES
   Payment of notes payable                                               (12,087)                  (4,029)
   Deferred financing costs                                                38,403                        -
   Proceeds from exercise of stock options and warrants                 4,453,094                  898,189
   Proceeds from notes payable                                                  -                4,050,000
   Proceeds from private placement of common stock
       and warrants                                                             -                1,500,000
   Payment of capital lease obligations                                    (1,481)                  (2,193)
                                                                      -----------              -----------
         Net cash provided by financing activities                      4,477,929                6,441,967

INCREASE IN CASH AND CASH EQUIVALENTS                                   1,739,099                3,859,996
   Cash and cash equivalents at beginning of period                    11,569,966                5,619,568
                                                                      -----------              -----------
   Cash and cash equivalents at end of period                         $13,309,065              $ 9,479,564
                                                                      ===========              ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                      $    70,963              $     4,982
                                                                      ===========              ===========

See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       FORMATION AND BUSINESS OF THE COMPANY

         The accompanying consolidated financial statements have been prepared by Cypress Bioscience, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K/A filed with the SEC.

         The Company markets the PROSORBA(R) column for the treatment of types of rheumatoid arthritis ("RA") and idiopathic thrombocytopenia purpura ("ITP"), which are types of immune disorders, and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The PROSORBA column absorbs antibodies and circulating immune complexes and modulates the patient's inappropriate immune response to certain diseases. In March 1999, the Food and Drug Administration ("FDA") granted Cypress marketing clearance to distribute the PROSORBA column for the treatment of moderate to severe RA. The Company previously received marketing clearance from the FDA in December 1987 to distribute the PROSORBA column for the treatment of ITP, an immune-mediated bleeding disorder. The Company is also developing Cyplex(TM), a platelet alternative, previously known as Infusible Platelet Membranes, as an alternative to traditional platelet transfusions.

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

         Revenue from the Fresenius agreement for the quarter ended March 31, 2000 consisted of Cypress's pro rata share of sales by Fresenius. Until profits are generated, Cypress will recognize revenue based on the payments from Fresenius, which are generally determined as the ratio of allowable expenses incurred for production, research and development and sales and marketing by Cypress compared to allowable expenses incurred by Cypress and Fresenius under the agreement.

         The agreement also included an option for Fresenius to purchase assets used in Cypress' manufacturing facilities in Redmond, Washington. In April 1999, Fresenius exercised its option and acquired the asset related to the PROSORBA column manufacturing function for $5.2 million. During 1999 Cypress recorded a total gain on the sale of approximately $2.5 million recognized from inventory and manufacturing assets.

         In addition, in March 1999, Fresenius purchased 297,530 shares of the Company's common stock for approximately $1.0 million or $3.361 per share and purchased for $500,000 a three-year warrant to purchase 342,466 shares of common stock with an exercise price of $7.50 per share.

3.       INVENTORIES

         In April 1999, Fresenius acquired the PROSORBA column manufacturing facility. As a result the Company has no inventory as of March 31, 2000 or December 31, 1999.

4.       NET LOSS PER SHARE

            The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures are excluded, as their effect is antidilutive.

5.       EQUITY

         In March 2000, Cypress received proceeds of approximately $4.5 million from the exercise of options to purchase approximately 2,284,000 shares of common stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. The Company's actual results could differ materially from those discussed below and elsewhere in this 10Q. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section, as well as other sections of this 10Q, and those discussed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

Company Overview

         In March 1999, the Company entered into an agreement with Fresenius Hemotechnology Inc. ("FHI"), a U.S. subsidiary of Fresenius AG ("Fresenius") of Bad Homburg, Germany. FHI is a leading provider of apheresis equipment and disposables. The agreement provides Fresenius with an exclusive license to manufacture and distribute the PROSORBA column in the U.S., Europe, Latin America, and subject to certain conditions, Japan and certain other countries.

         In April 1999, the Company and Fresenius launched the sale of the PROSORBA column for the treatment of moderate to severe rheumatoid arthritis ("RA") in adult patients with long standing disease who have failed or are intolerant to disease-modifying anti-rheumatic drugs ("DMARDs"). The PROSORBA column had been previously approved for idiopathic thrombocytopenia purpura ("ITP"), a rare hematologic disorder.

         Also in April 1999, Fresenius exercised its option to acquire the PROSORBA column manufacturing facility and related assets, located in Redmond, Washington, for $5.2 million. During 1999 Cypress recorded a total gain on the sale of $2.5 million.

Results of Operations

         Total revenues for the quarter ended March 31, 2000 totaled $567,000 compared to $588,000 in the same period of 1999. The 1999 revenue consists entirely of PROSORBA column sales recorded by the Company. However, as a result of the Fresenius agreement entered into in March 1999, the 2000 revenue consists of $567,000 in revenue from the Fresenius agreement. Sales of the PROSORBA column are booked as revenues by FHT, based on the terms of the partnership agreement. Expenses incurred related to the PROSORBA column are reimbursed to the party incurring such expenses. Profits from the product after expense reimbursement is divided between Cypress and Fresenius with at least 50% of such profits allocated to Cypress.

         Total PROSORBA column sales for the quarters ended March 31, 2000 and 1999 totaled $1.3 million and $588,000, respectively. The increase of $712,000 in PROSORBA column sales is a result of increased sales of the PROSORBA column for the RA indication, offset in part by decreased sales of the PROSORBA column for idiopathic thrombocytopenia purpura ("ITP") indication. The Company received approval to market the PROSORBA column for RA in March 1999.

         Total operating expenses for the quarters ended March 31, 2000 and 1999 totaled $3.6 million and $3.7 million, respectively. Total operating expenses were relatively consistent due to decreases in production costs since Fresenius now manufactures the PROSORBA column, and general and administrative expenses, offset by an increases in sales and marketing, and research and development expenses.

         Production costs decreased to $64,000 in the first quarter of 2000 from approximately $519,000 for the same period in 1999 primarily due to the Fresenius' acquisition of the PROSORBA column manufacturing facility in April 1999. As a result, the Company did not record product costs associated with manufacturing the PROSORBA column in 2000 as it did during the first quarter of 1999. The production costs incurred in 2000 were a result of royalties paid by the Company based on total PROSORBA column sales.

         Research and development expenses increased to $847,000 for the quarter ended March 31, 2000 from $681,000 for the same period in 2000. The increase is due to costs incurred for an investigator recruitment meeting, jointly sponsored by Fresenius and Cypress, held in February 2000, and partially offset by the absence of costs associated with the FDA approval process incurred during the first quarter of 1999.

         General and administrative expenses for the quarter ended March 31, 2000 totaled approximately $732,000, compared to $1.4 million for the same period in 1999. The decrease of $712,000 in general and administrative expenses was due primarily to increased business development activity in 1999 associated with negotiating the Company's agreement with Fresenius.

         Sales and marketing expenses for the quarter ended March 31, 2000 totaled approximately $1.9 million compared to approximately $1.1 million for the same period in 1999. The increase in 2000 from the same period in 1999 is due to sales and marketing efforts associated with the PROSORBA column for the RA indication. These efforts were launched in April 1999.

Liquidity and Capital Resources

         The Company's cash and cash equivalents at March 31, 2000 totaled $13.3 million, compared to $11.6 million at December 31, 1999. The net increase in cash is due to the proceeds from the exercises of stock options, partially offset by cash used in operations. Working capital at March 31, 2000 totaled $11.0 million.

         The Company believes its cash and cash equivalents balance on March 31, 2000, together with the revenues the Company anticipates will be received under the Fresenius agreement, are sufficient to fund operations through the year 2000. The Company is actively seeking alternatives in an attempt to increase its cash position. In addition, to the extent the Company decides to develop and/or acquire products other than the PROSORBA column, including Cyplex(TM), it will be required to raise additional capital. The amount of capital required by the Company is dependent upon many factors, including the following: the Company's ability to successfully market the PROSORBA column for the RA indication, results of and the costs associated with the mandatory post approval clinical trials, results of current research and development efforts, the FDA regulatory process, costs of commercialization of products and potential competitive and technological advances and levels of product sales. Because the Company is unable to predict the outcome of the foregoing factors, some of which are beyond the Company's control, the Company is unable to estimate with certainty its mid to long-term capital needs. Although the Company may seek to raise additional capital through a combination of additional equity sources, there is no assurance the Company will be able to raise additional capital through such sources or the funds raised thereby will allow the Company to maintain its current and planned operations. If the Company is unable to obtain additional capital, it will be required to delay, scale back or eliminate some or all of its planned research and development activities related to additional product opportunities.

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

PART II

Item 1 - Legal Proceedings

         The Company is not party to any material legal proceedings.

Item 6 - Exhibits and Reports on Form 8-K

         None

27.1  Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Cypress Bioscience, Inc.


May 15, 2000                         /s/ Jay D. Kranzler
                                     --------------------------------------
                                     Chief Executive Officer, Chief Financial
                                     Officer and Chairman of the Board
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)