Form 10-Q
period 2000-06-30
CYPRESS BIOSCIENCE INC
filed 2000-08-14
CIK 716054

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X]  Quarterly report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended June 30, 2000, or
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________

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

Yes [X]     No[_]

     At August 6, 2000, 48,721,077 shares of Common Stock of the Registrant were outstanding.

                This filing, without exhibits, contains 14 pages.

                                TABLE OF CONTENTS



PART I -  FINANCIAL INFORMATION                                             Page
                                                                            ----

     ITEM 1 - Consolidated Balance Sheets as of
               June 30, 2000 (unaudited) and December 31, 1999 .............  3

              Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999 (unaudited)............... 4

              Consolidated Statements of Cash Flows for the
               six months ended June 30, 2000 and 1999 (unaudited).........   5

              Notes to Consolidated Financial Statements (unaudited).......   6

     ITEM 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................   8

     ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk...  12

PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings ...........................................  12

     ITEM 2 - Changes in Securities and Use of Proceeds....................  12

     ITEM 3 - Defaults Upon Senior Securities..............................  12

     ITEM 4 - Submission to Matters to a Vote of Security Holders..........  12

     ITEM 5 - Other Information............................................  13

     ITEM 6 - Exhibits and Reports on Form 8-K ............................  13

     Signatures ...........................................................  14

                            CYPRESS BIOSCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                         June 30,      December 31,
                                                           2000            1999
                                                       ------------    ------------
                                                        (Unaudited)       (Note)
ASSETS
Current assets:
   Cash and cash equivalents .......................   $ 11,132,373    $ 11,569,966
   Accounts receivable from agreement with Fresenius        676,242         387,474
   Prepaid expenses ................................        105,925         389,180
   Debt acquisition cost ...........................        116,883         144,654
                                                       ------------    ------------
     Total current assets ..........................     12,031,423      12,491,274

Property and equipment, net ........................        182,513         226,042
Other assets .......................................         13,133          20,360
Deferred financing costs ...........................         39,152          93,796
                                                       ------------    ------------
     Total assets ..................................   $ 12,266,221    $ 12,831,472
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...............................   $  1,097,982    $    952,932
    Accrued compensation ...........................        130,606         135,211
    Accrued liabilities ............................        463,738         478,477
    Current portion of convertible debentures ......        275,000            --
    Current portion of long-term obligations .......      1,270,463         850,108
                                                       ------------    ------------
         Total current liabilities .................      3,237,789       2,416,728

Convertible debentures..............................           --           400,000
Long-term obligations, net of current portion ......      1,600,300       2,269,891

Stockholders' equity:
     Common stock, $.02 par value; 75,000,000 shares
        authorized, 48,708,816 and 46,314,110 shares
        issued and outstanding at June 30, 2000 and
        December 31, 1999, respectively.............        974,176         926,282

     Additional paid-in capital ....................     99,274,627      94,609,138
     Accumulated deficit ...........................    (92,820,671)    (87,790,567)
                                                       ------------    ------------
          Total stockholders' equity ...............      7,428,132       7,744,853
                                                       ------------    ------------
          Total liabilities and stockholders' equity   $ 12,266,221    $ 12,831,472
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

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Quarter ended                 Six Months Ended
                                               June 30,                        June 30,
                                        2000            1999            2000             1999
                                    ------------    ------------    ------------    ------------
Revenue:
   Product sales ................   $       --      $       --      $       --      $    588,120
   Revenue from Fresenius
      agreement .................        847,878         379,309       1,414,745         379,309
                                    ------------    ------------    ------------    ------------
Total revenue ...................        847,878         379,309       1,414,745         967,429

Costs and expenses:
   Production costs .............        115,859         270,141         179,569         789,626
   Sales and marketing ..........      1,637,735       1,315,971       3,560,342       2,402,219
   Research and development .....        435,119         459,175       1,282,219       1,140,469
   General and administrative ...        748,271         887,719       1,480,108       2,331,372
                                    ------------    ------------    ------------    ------------
Total costs and expenses ........      2,936,984       2,933,006       6,502,238       6,663,686

Other income (expense):
   Interest income ..............        198,154         140,126         351,855         192,442
   Interest expense .............       (157,742)        (10,790)       (294,466)        (22,680)
   Gain on sale of assets, net ..           --           693,283            --           693,225
                                    ------------    ------------    ------------    ------------
                                          40,412         822,619          57,389         862,987
                                    ------------    ------------    ------------    ------------

Net loss ........................   $ (2,048,694)   $ (1,731,078)   $ (5,030,104)   $ (4,833,270)
                                    ============    ============    ============    ============

Net loss per share
   (basic and diluted) ..........   $      (0.04)   $      (0.04)   $      (0.10)   $      (0.11)
                                    ============    ============    ============    ============
Shares used in computing net loss
   per share (basic and diluted).     48,647,921      43,013,276      48,133,064      42,690,634
                                    ============    ============    ============    ============

      See accompanying notes.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                              2000            1999
                                                          ------------    ------------
Operating Activities:
Net loss ..............................................   $ (5,030,104)   $ (4,833,270)
Adjustments to reconcile net loss to net cash used
  by operating activities:
     Depreciation and amortization ....................         55,238         190,505
     Amortization of deferred compensation ............           --           239,446
     Loss on disposal of property and equipment .......           --            94,625
     Common stock issued for services and expenses ....        107,739         121,750
     Changes in operating assets and liabilities, net .        154,536         837,051
                                                          ------------    ------------
         Net cash used by operating activities ........     (4,712,591)     (3,349,893)

Investing Activities:
   Purchase of equipment ..............................        (11,708)       (112,346)
   Proceeds from business transferred .................           --         3,216,667
   Proceeds from sale of assets .......................           --            14,900
                                                          ------------    ------------
         Net cash provided by (used in)
            investing activities ......................        (11,708)      3,119,221

Financing Activities:
   Payment of notes payable ...........................       (246,235)        (16,117)
   Deferred financing costs ...........................         82,415            --
   Proceeds from exercise of stock options and warrants      4,453,527       6,098,891
   Proceeds from private placement of common stock
       and warrants ...................................           --         1,500,000
   Payment of capital lease obligations ...............         (3,001)        (12,987)
                                                          ------------    ------------
         Net cash provided by financing activities ....      4,286,706       7,569,787

Increase (decrease) in cash and cash equivalents ......       (437,593)      7,339,115
   Cash and cash equivalents at beginning of period ...     11,569,966       5,619,568
                                                          ------------    ------------
   Cash and cash equivalents at end of period .........   $ 11,132,373    $ 12,958,683
                                                          ============    ============

Supplemental disclosure of cash flow information
   Interest paid ......................................   $    205,469         $36,801
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

     In the U.S., Cypress and FHI jointly market the PROSORBA column. Cypress and FHI share in clinical trials and sales and marketing expenses in the U.S., subject to certain annual dollar limits. Fresenius has exclusive distribution rights and responsibility for clinical trials and registration of the product overseas. In the U.S., net profit is split 50/50 until PROSORBA column revenue reaches a pre-determined sales threshold, after which time Cypress will receive 60% of the profits and Fresenius will receive 40%. Net profits will be split 50/50 outside the United States.

     Revenue from the Fresenius agreement for the quarter and six months ended June 30, 2000 consisted of Cypress's pro rata share of sales by Fresenius. Until profits are generated, Cypress will recognize revenue based on the payments from Fresenius, which are generally determined as the ratio of allowable expenses incurred for production, research and development and sales and marketing by Cypress compared to allowable expenses incurred by Cypress and Fresenius under the agreement.

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

3.   Inventories

     In April 1999, Fresenius acquired the PROSORBA column manufacturing facility. As a result the Company had no inventory as of June 30, 2000 or December 31, 1999.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. The Company's actual results could differ materially from those discussed below and elsewhere in this 10-Q. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section, as well as other sections of this 10-Q, and those discussed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

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

Results of Operations

     Sales of the PROSORBA column are booked as revenues by FHI, based on the terms of the partnership agreement. Expenses incurred related to the PROSORBA column are reimbursed to the party incurring such expenses. Until profits are generated, Cypress will recognize revenue based on the payments from Fresenius, which are generally determined as the ratio of allowable expenses incurred for production, research and development and sales and marketing by Cypress compared to allowable expenses incurred by Cypress and Fresenius under the agreement. In the U.S., net profit is split 50/50 until PROSORBA column revenue reaches a pre-determined sales threshold, after which time Cypress will receive 60% of the profits and Fresenius will receive 40%. Net profits will be split 50/50 outside the United States.

     Total PROSORBA column sales for the quarter and six months end ended June 30, 2000 totaled $2.3 million and $3.6 million respectively, compared to $585,000 and $1.2 million for the same periods of 1999. The increase in PROSORBA columns sales for the quarter and six months ended June 30, 2000 compared to the same periods of 1999 is a result of the Company's sales and marketing efforts to market the PROSORBA column for the RA indication, and a bulk purchase of 1,000 columns in June 2000 by Fresenius Medical Care North America ("FMCNA"), a subsidiary of Fresenius Medical Care AG. Earlier this year, Cypress announced a pilot program with FMCNA to facilitate the delivery of apheresis treatments using the PROSORBA column in the rheumatologist's office. The 1,000 PROSORBA columns purchased in June were purchased to support this program. FMCNA has committed to purchase up to an additional 3,000

PROSORBA columns in the second half of 2000. These columns will be used to support the pilot program as well as existing contracts FMCNA already has in place with approximately 200 hospitals to provide therapeutic apheresis treatment in the traditional hospital outpatient setting.

     Total revenue recorded by Cypress for the second quarter of 2000 was $848,000, compared to $379,000 for the same period in 1999. Total revenues for the six months ended June 30, 2000 totaled $1.4 million compared to $967,000 for the same period of 1999. Prior to April 1999, Cypress recorded sales of the PROSORBA column as product revenue. As a result, total revenue reported by Cypress for the quarter and six months ended June 30, 2000 is not comparable to the same periods of 1999. The increase in revenue from the Fresenius agreement in 2000 is a result of the increased sales of the PROSORBA column as previously stated, which in turn led to an increase in revenue from the Fresenius arrangement allocated to Cypress.

     Operating expenses for the quarter and six month period ended June 30, 2000 were $2.9 million and $6.5 million, respectively, compared to $2.9 million and $6.7 million for the same time periods in 1999. As a result of Fresenius' purchase of the Company's manufacturing plant in April 1999, the Company does not include manufacturing costs in production expenses for the PROSORBA column after April 1999. Therefore, operating expenses for the periods in 2000 are not directly comparable to the periods in 1999. Nevertheless, total operating expenses were relatively consistent, due to decreases in production expense and general and administrative expenses, offset by an increase in sales and marketing expenses.

     Production expenses were $116,000 and $180,000 for the quarter and six months ended June 30, 2000, respectively, compared to $270,000 and $790,000 for the comparable periods in 1999. Production costs decreased during the quarter and six months ended June 30, 2000 due to Fresenius' acquisition of the PROSORBA column manufacturing facility in April 1999. As a result, the Company did not record production costs associated with manufacturing the PROSORBA column during the period of January through April of 2000, as it had during the same period of 1999. As of April 1999, production expenses are comprised of royalties based on total sales. The royalties are a result of license agreements on patents associated with the manufacturing of the PROSORBA column.

     Sales and marketing expenses were $1.6 million and $3.6 million for the quarter and six months ended June 30, 2000, respectively, up from $1.3 million and $2.4 million for the same periods of 1999. The increase of approximately 24% and 48% for the quarter and six months ended June 30, 2000, respectively, from the same periods of 1999 are due to sales and marketing efforts associated with PROSORBA column for the RA indication. These efforts were launched in April 1999, and as a result, the quarter and six months ended June 30, 2000 reflect marketing expenses associated with the PROSORBA column or the RA indication in each month, while the same periods in 1999 do not. The Company expects sales and marketing expenses to increase over the next two quarters as a result of attendance at trade shows and sales and marketing training costs associated with turnover within the sales group increase. In the U.S., Cypress and Fresenius will jointly market the PROSORBA column.

     Research and development expenses were $435,000 and $1.3 million for the quarter and six months ended June 30, 2000, respectively, compared to $460,000 and $1.1 million for the corresponding periods of 1999. Expenses for the second quarter 2000 compared to the same period of 1999 were relatively consistent. For the six months ended June 30, 2000 total research increased approximately $142,000 compared to the same period of 1999. The increase is due to costs incurred for a February 2000 investigator recruitment meeting jointly sponsored by Fresenius and Cypress, and was partially offset by the absence of costs associated with the FDA clearance process, which were incurred during the first quarter of 1999. The Company initiated one of its two mandatory post approval trials in the second quarter of 2000. Patient enrollment in the trial is expected during the third quarter of 2000. The second trial is expected to begin later this year. The Company expects to incur higher research and development expenses in connection with the mandatory trials as patient enrollment increases in each of the trials, and Cyplex research and development expenses begin to increase during the second half of 2000.

     General and administrative expenses were $748,000 and $1.5 million for the quarter and six months ended June 30, 2000, respectively, down from $888,000 and $2.3 million for the comparable periods of 1999. The decrease of $139,000 in expense for the quarter ended June 30, 2000 from the same period of 2000 is primarily related to decreased professional fees incurred in 1999. The decrease of $851,000 in expenses for the six months ended June 30, 2000 compared to the same period of 1999 is related to a decrease in business development activity in 2000 compared to 1999, primarily associated with negotiating the Company's agreement with Fresenius. The Company expects to incur higher general and administrative expenses during the third quarter of 2000 as previously agreed upon retention bonuses are paid to the Company's executive management. Additionally, in August of 2000 the Company's president and Chief Operating Officer elected to terminate his employment with the Company to pursue other opportunities. The Company is in the process of identifying a replacement.

Liquidity and Capital Resources

     The Company's cash and cash equivalents at June 30, 2000 totaled $11.1 million, compared to $11.6 million at December 31, 1999. The net decrease in cash is primarily due to the proceeds of approximately $4.5 million from the exercises of stock options, offset by $4.7 million cash used in operations. Working capital at June 30, 2000 totaled $8.8 million.

     The Company believes its cash and cash equivalents balance on June 30, 2000, together with the revenues the Company anticipates will be received under the Fresenius agreement, are sufficient to fund operations through the year 2000. In addition, to the extent the Company decides to develop and/or acquire products other than the PROSORBA column, including Cyplex(TM), it will be required to raise additional capital. The amount of capital required by the Company is dependent upon many factors, including the following: the Company's ability to successfully market the PROSORBA column for the RA indication, results of and the costs associated with the mandatory post approval clinical trials, results of current research and development efforts, the FDA regulatory process, costs of commercialization of products and potential competitive and technological advances and levels of product sales. Because the Company is unable to predict the outcome of the foregoing factors, some of which are beyond the Company's control, the Company is unable to estimate with certainty its mid to long-term capital needs. Although the Company is seeking to raise additional capital through a combination of additional equity sources, there is no assurance the Company will be able to raise additional capital through such sources or the funds raised thereby will allow the Company to maintain its current and planned operations. If the Company is unable to obtain additional capital, it will be required to delay, scale back or eliminate some or all of its planned research and development activities related to additional product opportunities.

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

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

          On November 1, 1989, the Company entered into a Distribution Agreement with Ditassa S.A. with respect to the distribution of the PROSORBA column in the territory of Spain. The Company terminated the Ditassa Agreement in May 1999. However, Ditassa has claimed that the Company breached the Ditassa Agreement both during the term of the Ditassa Agreement and by terminating the Ditassa Agreement and has requested monetary damages. If the resolution of these claims is not in favor of Cypress, it may have a material adverse effect on the Company's results of operations, liquidity and financial position. However, the Company believes that the claims made by Ditassa are without merit and will vigorously defend against the claims.

ITEM 2 -  CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4-   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on July 27, 2000. The Company had 48,655,895 shares of common stock outstanding and entitled to vote as of June 9, 2000, the date of record of the meeting. At the meeting holders of a total of 42,059,451 shares of common stock were present in person or represented by proxy. The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:

          (1)  For the elections of the nominees as class of 2003 directors:

                                                           Withheld Authority
                                                For            or Against
                                        ------------------ ------------------
          Jay D. Kranzler, M.D., Ph.D..     41,730,007          329,444

          David Golde, M.D .............    41,730,007          329,444

               The Company's Board of Directors is comprised of the individuals elected this year and the following directors completing the following terms: Jack Vaughn and Sam Anderson, whose terms expire in 2001, and Mark C. Rogers, M.D. and Larry J. Kessel, M.D., whose terms expire in 2002.

          (2) To approve the Company's 2000 Equity Incentive Plan which provides grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock purchase awards.

                     For                Against           Abstained
               ----------------     ---------------    ---------------
                  21,714,715           1,717,363           118,432

          (3) To ratify the Board's selection of Ernst & Young LLP to continue as the Company's independent auditors for the fiscal year ending December 31, 2000. Stockholder ratification of the selection of Ernst & Young as the Company's independent auditors is not required by the Company's Bylaws or otherwise. However, the Board is submitting the selection of Ernst & Young to the stockholders for ratification as a matter of good corporate practice.

                     For                Against           Abstained
               ----------------     ---------------    ---------------
                  41,902,829            102,638             53,984

ITEM 5 -  OTHER INFORMATION

          Not applicable

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

                                        Cypress Bioscience, Inc.

                August 14, 2000         /s/ Jay D. Kranzler
                                        -------------------
                                        Chief Executive Officer, Chief Financial
                                        Officer and Chairman of the Board
                                        (Principal Executive Officer and
                                        Principal Financial and Accounting
                                        Officer)