Form 10-Q
period 2000-09-30
CYPRESS BIOSCIENCE INC
filed 2000-11-14
CIK 716054

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000, or
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     _________________

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

Yes   X    No_____
    -----

     At November 10, 2000, 48,722,123 shares of Common Stock of the Registrant were outstanding.

               This filing, without exhibits, contains 14 pages.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                           Page
                                                                                         ----

     Item 1 - Consolidated Balance Sheets as of
                 September 30, 2000 (unaudited) and December 31, 1999..................    3

              Consolidated Statements of Operations for the three and nine months
                 ended September 30, 2000 and 1999 (unaudited).........................    4

              Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2000 and 1999 (unaudited)............    5

              Notes to Consolidated Financial Statements (unaudited)...................    6

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................................    8

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk...............   12

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings........................................................   13

     ITEM 2 - Changes in Securities and Use of Proceeds................................   13

     ITEM 3 - Defaults Upon Senior Securities..........................................   13

     ITEM 4 - Submission to Matters to a Vote of Security Holders......................   13

     ITEM 5 - Other Information........................................................   13

     ITEM  6 - Exhibits and Reports on Form 8-K........................................   13

     Signatures........................................................................   14

                           CYPRESS BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                          September 30,       December 31,
                                                                              2000                1999
                                                                          --------------      ------------
                                                                           (Unaudited)           (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                                $  8,956,040        $ 11,569,966
  Accounts receivable from agreement with Fresenius                             373,223             387,474
  Prepaid expenses                                                              154,458             389,180
  Debt acquisition cost                                                          97,080             144,654
                                                                           ------------        ------------
     Total current assets                                                     9,580,801          12,491,274

Property and equipment, net                                                     162,519             226,042
Other assets                                                                     12,190              20,360
Deferred financing costs                                                         21,094              93,796
                                                                           ------------        ------------
     Total assets                                                          $  9,776,604        $ 12,831,472
                                                                           ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $    935,887        $    952,932
    Accrued compensation                                                        131,734             135,211
    Accrued liabilities                                                         295,777             478,477
    Current portion of convertible debentures                                   275,000                   -
    Current portion of long-term obligations                                  1,535,211             850,108
                                                                           ------------        ------------
         Total current liabilities                                            3,173,609           2,416,728

Convertible debentures                                                                -             400,000
Long-term obligations, net of current portion                                   981,853           2,269,891

Stockholders' equity:
     Common stock, $.02 par value; 75,000,000 shares authorized,
        48,722,123 and 46,314,110 shares issued and outstanding at
        September 30, 2000 and December 31, 1999, respectively                  974,442             926,282
     Additional paid-in capital                                              99,326,133          94,609,138
     Accumulated deficit                                                    (94,679,433)        (87,790,567)
                                                                           ------------        ------------
          Total stockholders' equity                                          5,621,142           7,744,853
                                                                           ------------        ------------
          Total liabilities and stockholders' equity                       $  9,776,604        $ 12,831,472
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

                           CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Quarter Ended               Nine Months Ended
                                        September 30,                  September 30,
                                     2000           1999           2000           1999
                                  ----------     ----------     ----------     ----------
Revenue:
 Product sales                     $         -    $         -    $         -    $   588,120
 Revenue from Fresenius
       agreement                       889,382        330,681      2,304,127        709,991
                                   -----------    -----------    -----------    -----------
Total revenue                          889,382        330,681      2,304,127      1,298,111

Costs and expenses:
 Production costs                      150,437         47,059        330,006        836,685
 Sales and marketing                 1,216,538      1,478,683      4,776,880      3,880,903
 Research and development              392,790        373,142      1,675,009      1,513,610
 General and administrative          1,010,139        672,378      2,490,247      3,003,750
                                   -----------    -----------    -----------    -----------
Total costs and expenses             2,769,904      2,571,262      9,272,142      9,234,948

Other income (expense):
   Interest income                     157,034        147,884        508,889        340,326
   Interest expense                   (135,274)       (28,411)      (429,740)       (51,092)
   Gain on sale of assets, net               -            150              -        693,375
                                   -----------    -----------    -----------    -----------
                                        21,760        119,623         79,149        982,609
                                   -----------    -----------    -----------    -----------

Net loss                           $(1,858,762)   $(2,120,958)   $(6,888,866)   $(6,954,228)
                                   ===========    ===========    ===========    ===========

Net loss per share
    (basic and diluted)            $     (0.04)   $     (0.05)   $     (0.14)   $    $(0.16)
                                   ===========    ===========    ===========    ===========

Shares used in computing
 net loss per share (basic
 and diluted)                       48,718,161     46,111,452     48,330,240     44,652,133
                                   ===========    ===========    ===========    ===========

See accompanying notes.

                           CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Nine Months Ended September 30,
                                                                    2000                1999
                                                                ------------        ------------
Operating Activities:
 Net loss                                                        $(6,888,866)        $(6,954,228)
 Adjustments to reconcile net loss to net cash used
   by operating activities:
   Depreciation and amortization                                      82,324             221,720
   Amortization of deferred compensation                                   -             239,446
   Loss on disposal of property and equipment                              -              94,477
   Common stock issued for services and expenses                     107,739             121,750
   Changes in operating assets and liabilities, net                   81,035             884,592
                                                                 -----------         -----------
           Net cash used by operating activities                  (6,617,768)         (5,392,243)

Investing Activities:
   Purchase of equipment                                             (18,799)           (132,612)
   Restricted cash                                                         -              35,000
   Proceeds from business transferred                                      -           3,216,667
   Proceeds from sale of assets                                            -              15,050
                                                                 -----------         -----------
     Net cash (used in) provided by investing activities             (18,799)          3,134,105

Financing Activities:
   Payment of notes payable                                         (598,372)            (28,205)
   Deferred financing costs                                          120,276            (255,604)
   Proceeds from notes payable                                             -           2,000,000
   Proceeds from exercise of stock options and warrants            4,505,300           6,346,529
   Sales of Common Stock and Warrants to Fresenius                         -           1,500,000
   Payment of capital lease obligations                               (4,563)            (14,391)
                                                                 -----------         -----------
     Net cash provided by financing activities                     4,022,641           9,548,329
                                                                 -----------         -----------

Increase (decrease) in cash and cash equivalents                  (2,613,926)          7,290,191
 Cash and cash equivalents at beginning of period                 11,569,966           5,619,568
                                                                 -----------         -----------
 Cash and cash equivalents at end of period                      $ 8,956,040         $12,909,759
                                                                 ===========         ===========

Supplemental disclosure of cash flow information
 Interest paid                                                   $   299,050         $    58,149
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

     The Company markets the PROSORBA(R) column for the treatment of types of rheumatoid arthritis ("RA") and idiopathic thrombocytopenia purpura ("ITP"), which are types of immune disorders, and is engaged in the development of Cyplex(TM) for the treatment of blood platelet disorders. The PROSORBA column absorbs antibodies and circulating immune complexes and modulates the patient's inappropriate immune response to certain diseases. In March 1999, the Food and Drug Administration ("FDA") granted Cypress marketing clearance to distribute the PROSORBA column for the treatment of moderate to severe RA. The Company previously received marketing clearance from the FDA in December 1987 to distribute the PROSORBA column for the treatment of ITP, a rare hematologic disorder. The Company is also developing Cyplex, a platelet alternative, previously known as Infusible Platelet Membranes, as an alternative to traditional platelet transfusions.

2.   Fresenius Agreements

     In March 1999, Cypress entered into an agreement with Fresenius AG of Bad Homburg, Germany and its U.S. subsidiary, Fresenius Hemotechnology, Inc. ("FHI"). The agreement provides Fresenius with an exclusive license to distribute the PROSORBA column in the U.S., Europe, Latin America, and subject to certain conditions, Japan and certain other countries. Upon signing of the agreement, Cypress received a total of $1.5 million from Fresenius consisting of $1.0 million for the purchase of 297,530 shares of Cypress common stock, and $500,000 for the purchase of three-year warrants to buy 342,466 shares of Cypress common stock at $7.50 per share.

     In the U.S., Cypress and FHI jointly market the PROSORBA column. Cypress and FHI share in clinical trials and sales and marketing expenses in the U.S., subject to certain annual dollar limits. Fresenius has responsibility for clinical trials and registration of the product overseas. In the U.S., net profit is split 50/50 until PROSORBA column revenue reaches a pre-determined sales threshold, after which time Cypress will receive 60% of the profits and Fresenius will receive 40%. Net profits will be split 50/50 outside the United States.

     Cypress' pro rata share of sales by Fresenius for the quarter and nine months ending September 30, 2000 consists of reimbursements of allowable expenses incurred related to the PROSORBA column which includes sales and marketing, research and development, and royalty expenses. Any net profit generated will be split equally to Cypress and Fresenius. Net profit is determined by taking the total PROSORBA related revenue less allowable expenses incurred by Cypress and Fresenius.

     The agreement also included an option for Fresenius to purchase assets used in Cypress' manufacturing facilities in Redmond, Washington. In April 1999, Fresenius exercised its option and acquired the assets related to the PROSORBA column manufacturing function for $5.2 million. In 1999, Cypress recorded a gain of approximately $2.5 million from the sale of the manufacturing assets and inventory.

3.   Inventories

     In April 1999, Fresenius acquired the PROSORBA column manufacturing facility. As a result the Company had no inventory as of September 30, 2000 or December 31, 1999.

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

Results of Operations

     After March 1999, sales of the PROSORBA column are booked as revenues by FHI, based on the terms of the Fresenius agreement. Allowable expenses incurred related to the PROSORBA column are reimbursed to the party incurring such expenses. Profits from the product after expense reimbursement are divided between Cypress and Fresenius with 50% of such profits currently allocated to Cypress. Prior to April 1999, Cypress recorded sales of the PROSORBA column as product revenue. As a result, total revenue reported by Cypress for the nine months ended September 30, 2000 is not comparable to the same period of 1999. For the quarter and nine months ended September 30, 2000, Cypress recorded revenue from the Fresenius arrangement of $889,000 and $2.3 million, respectively, compared to $331,000 and $710,000 for the same periods in 1999. The increase in revenue from the Fresenius agreement in 2000 is a result of the increased sales of the PROSORBA column as previously described, which in turn led to an increase in revenue allocated to Cypress from the Fresenius arrangement.

     Sales of the PROSORBA column by FHI were $3.0 million in the third quarter of 2000 versus $2.3 million in the second quarter of 2000 and $1.3 million in the first quarter of 2000. Of the $3.0 million of the PROSORBA column sales in the third quarter, PROSORBA columns representing approximately $2.9 million of sales were purchased for use in the RA indication, versus $2.1 million in the second quarter of 2000. The increase in the third quarter is attributable to the purchase of 2,000 PROSORBA columns by Fresenius Medical Care North America (FMCNA), a subsidiary of Fresenius Medical Care AG, and one of the leading providers of apheresis services to hospitals in the United States. The purchase was double last quarter's purchases of 1,000 columns by FMCNA and reflects FMCNA's continued commitment to expand the availability of treatment in the rheumatologist's office, offering many benefits to the patient, including convenience and continued care by their rheumatologist throughout the 12-week treatment course. In addition, FHI hired six additional sales representatives to accelerate the adoption of PROSORBA as an in-office procedure.

     The purchase of 2,000 PROSORBA columns by FMCNA in the third quarter was unusual, and pursuant to the agreement between Fresenius and FMCNA, FMCNA is expected to purchase 1,000 columns in the fourth quarter of 2000 which will complete FMCNA's purchase commitment. In addition, the purchases that FMCNA has made in 2000 are expected to meet their treatment needs until at least mid-year 2001. As a result, projected sales for the fourth quarter of 2000 are between $2 million and $2.5 million, based on 1,000 PROSROBA columns being purchased by FMCNA, combined with the Company's typical run rate.

     Prior to obtaining approval to market the PROSORBA column for the RA indication in March 1999, the PROSORBA column was approved for ITP. The portion of PROSORBA columns sales related to RA have increased while sales for the ITP indication have continued to decrease. For the third quarter 2000, RA sales represented over 95% of the total PROSORBA column revenue. This decline in ITP sales is related to the shift of all available sales and marketing resources away from hematology to the rheumatology application and we expect sales for the ITP indication to continue to decline.

     Operating expenses for the quarter and nine month period ended September 30, 2000 were $2.8 million and $9.3 million, respectively, compared to $2.6 million and $9.2 million for the same time periods in 1999. As a result of Fresenius' purchase of the Company's manufacturing plant in April 1999, the Company does not include manufacturing costs in production expenses for the PROSORBA column after April 1999. Therefore, operating expenses for the periods in 2000 are not directly comparable to the periods in 1999. For the quarter ended September 30, 2000 operating expenses increased by approximately $199,000 over the same period of 1999. However, total operating expenses for the nine month period ended September 30, 2000 were relatively consistent to amounts reported in the same period of 1999, due to decreases in production expense, and general and administrative expenses, offset primarily by an increase in sales and marketing expenses. The Company expects its operating expenses to remain at these levels through the end of the year.

     Production expenses were $150,000 and $330,000 for the quarter and nine months ended September 30, 2000, respectively, compared to $47,000 and $837,000 for the comparable periods in 1999. Production costs for the quarters ended September 30, 2000 and 1999 consist entirely of royalty expenses based on net sales of the PROSORBA column. The increase of 220% for the quarter ended September 30, 2000 from the same period of 1999 is a result of the increase in PROSORBA column sales in 2000 from 1999. Production costs decreased by $507,000 during the nine months ended September 30, 2000 due to Fresenius' acquisition of the PROSORBA column manufacturing facility in April 1999. As a result, the Company did not record production costs associated with manufacturing the PROSORBA column during the period of January through April of 2000, as it had during the same period of 1999. Production cost will increase as PROSORBA column sales increase. For the fourth quarter of 2000, the Company expects a decrease in production cost as the PROSORBA column sales are expected to be less than the third quarter of 2000.

     Sales and marketing expenses were $1.2 million and $4.8 million for the quarter and nine months ended September 30, 2000, respectively, compared to $1.5 million and $3.9 million for the same periods of 1999. The decrease of $262,000 for the quarter ended September 30, 2000 from the same period of 1999 is due to turnover among sales representatives. Furthermore, compensation of the new sales and marketing employees is based more on sales results then that of those previously employed, and resulted in less salary expense for the third quarter. As a result of the turnover, expenses for the quarter were less than expected. For the nine months ended September 30, 2000 sales and marketing expenses increased by $896,000 over the same period in 1999. The increase is due to sales and marketing efforts associated with the PROSORBA column for the RA indication, which were launched in April 1999. As a result, the quarter and nine months ended September 30, 2000 reflect RA marketing expenses in each month, while the same periods in 1999 do not. In October 2000 the Company promoted Sabrina Martucci Johnson to the position of Vice President of Sales and Marketing from her previous title of Executive Director of Sales and Marketing.

     Research and development expenses were $393,000 and $1.7 million for the quarter and nine months ended September 30, 2000, respectively, compared to $373,000 and $1.5 million for the corresponding periods of 1999. The Company initiated mandatory post approval trials for the treatment of RA using the PROSORBA column in 2000. During the quarter ended September 30, 2000 the Company paid a retention bonus of $125,000 to its Executive Vice President of Research and Development. The retention bonus paid was offset by the Company's management of costs primarily related to the mandatory post approval trials. As a result, the expenses reported for the quarter ended September 30, 2000 are consistent with those reported for the same period of 1999. The increase of $161,000 for the nine months ended September 30, 2000 over the same period of 1999 is due to costs incurred for the February 2000 investigator recruitment meeting jointly sponsored by Fresenius and Cypress, and the above mentioned retention bonus, which were partially offset by the absence of costs associated with the FDA clearance process which were incurred during the first quarter of 1999.

     General and administrative expenses were $1.0 million and $2.5 million for the quarter and nine months ended September 30, 2000, respectively, compared to $672,000 and $3.0 million for the comparable periods of 1999. The increase of $338,000 in the third quarter 2000 from that reported in the same period of 1999 is primarily due to retention bonuses paid out to the Company's Chief Executive Officer and Chief Operating Officer totaling approximately $400,000. Additionally, in August 2000 the Company settled a dispute with Ditassa S.A. related to distribution of the PROSORBA column in Spain. The decrease in expenses for the nine months ended September 30, 2000 is related to a decrease in business development activity in 2000 compared to 1999, offset by the retention bonuses previously mentioned and the Ditassa settlement. The business development activity in 1999 included costs associated with negotiating the Company's agreement with

Fresenius. The Company expects general and administrative expenses for the fourth quarter to decrease over that previously reported in the third quarter 2000.

Liquidity and Capital Resources

     The Company's cash and cash equivalents at September 30, 2000 totaled $9.0 million, compared to $11.6 million at December 31, 1999. The net decrease in cash is primarily due to $6.6 million cash used in operations and principal payments of notes payable of $598,000 partially offset by the proceeds of approximately $4.5 million from the exercises of stock options. Working capital at September 30, 2000 totaled $6.4 million.

     The Company believes its cash and cash equivalents balance on September 30, 2000, together with the revenues the Company anticipates will be received under the Fresenius agreement, are sufficient to fund operations through the year 2001. However, to the extent the Company decides to develop and/or acquire products other than the PROSORBA column, including Cyplex, it will be required to raise additional capital. The amount of capital required by the Company is dependent upon many factors, including the following: the Company's ability to successfully market the PROSORBA column for the RA indication, results of and the costs associated with the mandatory post approval clinical trials, results of current research and development efforts associated with Cyplex and any other potential technologies, the FDA regulatory process, costs of commercialization of the PROSORBA column, any future products and potential competitive and technological advances by the Company's competitors and the Company's levels of product sales. Because the Company is unable to predict the outcome of the foregoing factors, some of which are beyond the Company's control, the Company is unable to estimate with certainty its mid to long-term capital needs. Although the Company is seeking to raise additional capital through a combination of additional equity sources, there is no assurance the Company will be able to raise additional capital through such sources or that the funds raised thereby will allow the Company to maintain its current and planned operations. If the Company is unable to obtain additional capital, it will be required to delay, scale back or eliminate some or all of its planned research and development activities related to additional product opportunities.

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

PART II- OTHER INFORMATION

Item 1- LEGAL PROCEEDINGS

     The Company is not party to any material legal proceedings

Item 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

Item 3 - DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

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

                                       Cypress Bioscience, Inc.


          November 14, 2000            /s/ Jay D. Kranzler, M.D., Ph.D.
                                       -----------------------------------------
                                       Chief Executive Officer, Chief
                                       Financial Officer, Corporate Secretary
                                       and Chairman of the Board (Principal
                                       Executive Officer and Principal
                                       Financial and Accounting Officer)