Form 10-K405
period 2000-12-31
CYPRESS BIOSCIENCE INC
filed 2001-04-02
CIK 716054

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock $.02 Par Value
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 15, 2001 was $7,545,727.*

The number of shares outstanding of the Registrant's common stock as of March 1, 2001 was 6,105,350, as adjusted for the reverse split effected on March 9, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:  None

______________________

* Calculated based on 4,311,844 shares of common stock held as of March 15, 2001 by non-affiliates and a per share market price of $1.75. Excludes 1,793,506 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the common stock outstanding at March 15, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                            CYPESS BIOSCIENCE, INC.
                                   FORM 10-K
                                     INDEX

                                     PART I

                                                                         Page
                                                                         ----

Item 1    Business.......................................................   1
Item 2    Properties.....................................................  15
Item 3    Legal Proceedings..............................................  15
Item 4    Submission of Matters to a Vote of Security Holders............  16

                                    PART II

Item 5    Market for our Common Equity and Related Stockholder Matters..   17
Item 6    Selected Consolidated Financial Data..........................   18
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   19
Item 7A   Quantitative and Qualitative Disclosures about Market Risk....   23
Item 8    Financial Statements and Supplementary Data...................   23
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   23

                                    PART III

Item 10   Directors and Executive Officers...............................  24
Item 11   Executive Compensation.........................................  27
Item 12   Security Ownership of Certain Beneficial Owners and Management.  34
Item 13   Certain Relationships and Related Transactions.................  35

                                    PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K. 36
          Signatures...................................................... 38

                                     PART I

Trademarks and Trade Names

     The following are our registered trademarks, PROSORBA(R) column and Cyplex(TM). All other trademarks, service marks and/or trade names appearing in this Form 10-K are the property of their respective holders.

Item 1.  Business

     Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as "may," "will," "expect," "believe," "intend," "plan," "anticipate," "estimate," or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Annual Report. Factors that could cause or contribute to differences include, but are not specifically limited to, a decline in the sales of the PROSORBA column by Fresenius HemoCare, our ability to develop Cyplex, our ability to develop or acquire compounds or any products to treat fibromyalgia, or any other new products in a timely manner, or at all, as well as the other risks detailed in this Form 10-K.

Company Overview and Recent Developments

     In January 2001, we sold to Fresenius HemoCare, Inc. most of our assets related to the PROSORBA column, including the United States Food and Drug Administration pre-market approvals and applications for the PROSORBA column. In addition, we amended our existing license agreement with Fresenius HemoCare and its parent company, Fresenius HemoCare GmbH. Fresenius HemoCare is now solely responsible for all ongoing clinical trials, regulatory support, and the marketing and distribution of the PROSORBA column.

     We are now focusing our expertise and resources on developing therapeutics for the treatment of other rheumatologic disorders. We are developing Cyplex, a platelet alternative, as an alternative to traditional platelet transfusions. We have also begun a program directed at the development or acquisition of drug candidates for the treatment of fibromyalgia, a chronic pain condition. In addition, we have in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and we expect to continue to do so in the future.

Agreement with Fresenius HemoCare

     In addition to purchasing most of our assets related to the PROSORBA column, Fresenius HemoCare assumed our liabilities under a lease for a facility in Redmond, Washington and our obligations under contracts relating to the PROSORBA column, including our royalty obligations under assigned patent licenses. We also assigned our distribution agreement for the territory of Canada to Fresenius HemoCare. We retained ownership of the patents and trademarks for the PROSORBA column.

     In connection with the sale of assets, we restructured the existing license agreement with Fresenius HemoCare so that Fresenius HemoCare assumed responsibility for the research and development, clinical trials and sales and marketing of the PROSORBA column, in addition to the manufacturing responsibility that Fresenius HemoCare has had since April 1999. The restructured agreement eliminates the profit sharing and expense sharing provisions and substitutes royalty provisions. At the closing, Fresenius HemoCare paid us a license fee, which represents a prepayment of royalties for 10,000 columns in each of the next five years, beginning with 2001. We are entitled to receive royalties on any sales of columns in excess of the 10,000 columns within any of the five years, and for all column sales beyond the five-year period. The license fee is not refundable to Fresenius HemoCare under any circumstances. Fresenius HemoCare paid us approximately $8 million in cash for the assets, including the pre-market approval and the license fee.

     Finally, we transferred to Fresenius HemoCare approximately 31 employees who worked on the PROSORBA related activities that will no longer be handled by us. Fresenius HemoCare offered employment to these former employees at comparable salary and benefit levels. Fresenius HemoCare also reimbursed us for all PROSORBA related expenses we incurred from January 1, 2001 through the date of the closing.

     Prior to the amendment of the license and distribution agreement, the agreement between us and Fresenius HemoCare entered into in March 1999 governed our relationship with Fresenius HemoCare. The original agreement provided for the co-marketing and distribution of the PROSORBA column in the United States, and for the registration and distribution of the PROSORBA column in Europe, Latin America and subject to certain conditions, Japan and select Asian countries. The terms of the agreement with Fresenius HemoCare specified joint efforts to introduce and market the PROSORBA column in the United States, with Fresenius HemoCare having exclusive distribution rights and responsibility for clinical trials and registration overseas. We had taken the lead in marketing the PROSORBA column to rheumatologists in the United States who are generally the doctors who prescribe the PROSORBA column for rheumatoid arthritis, or RA, treatment. Fresenius HemoCare took the lead in marketing the PROSORBA column to rheumatologists and physicians outside the United States. The agreement included a 50/50 profit split in the territories other than the United States. The profit sharing was 50/50 in the United States for both the PROSORBA column and disposables sold by Fresenius HemoCare for use with the PROSORBA column.

     Revenue from the original Fresenius HemoCare agreement for the year ended December 31, 2000 consisted of our pro rata share of PROSORBA column sales by Fresenius HemoCare. Our pro rata share of PROSORBA column sales was determined as the total of allowable expenses incurred by us for royalty, research and development and sales and marketing expenses plus our share of any remaining net profit generated under the agreement. Our share of remaining net profit was calculated as the gross profit from PROSORBA column sales less our reimbursed expenses and reimbursed expenses incurred by Fresenius HemoCare.

     The original agreement also included an option for Fresenius HemoCare to purchase assets used in our manufacturing facilities in Redmond, Washington. In April 1999, Fresenius HemoCare exercised its option and acquired the asset related to the PROSORBA column manufacturing function for $5.2 million. During 1999, we recorded a total gain on the sale of approximately $2.4 million recognized from the sale of inventory and manufacturing assets.

The PROSORBA Column

     The PROSORBA column is a therapeutic, extracorporeal immunoadsorption device that removes circulating immune complexes and immunoglobulin from a patient's plasma, in a procedure that takes place outside the body and returns
the treated plasma and red blood cells to the patient.   The PROSORBA column
treatment uses therapeutic apheresis. In a process similar to donating platelets, a patient's blood is removed from an arm and passed through a cell separator machine that separates the blood cells from the plasma (the liquid portion of the blood). The plasma is then passed through the PROSORBA column, that is composed of a silica matrix coated with protein A, a substance which binds to immunoglobulin (commonly known as antibodies) and other circulating immune complexes. Once these substances are removed, the plasma is recombined with the red blood cells and reinfused into the patient's body. This procedure generally lasts two-hours and can be performed in an outpatient setting. The standard course of treatment for RA involves 12 weekly outpatient apheresis sessions.

     Status

     Fresenius HemoCare currently markets the PROSORBA column for the treatment of RA in the United States and began marketing the PROSORBA column to European countries in April 2000. In addition, Fresenius HemoCare assumed from us an agreement with Medexus pursuant to which Medexus markets the PROSORBA column in Canada.

     Market Opportunity

     The PROSORBA column has been cleared for the treatment of RA and ITP. However, Fresenius HemoCare currently markets the PROSORBA column only for RA. The American College of Rheumatology estimates that roughly 1% of the United States population, or approximately 2.5 million people, are afflicted with RA. Worldwide, the incidence is believed to be about 7.0 million people. An estimated 200,000 patients are newly diagnosed with RA each year in the United States alone. Currently, there is no cure for RA, there are only therapies that attempt to reduce pain and inflammation and retard the disease process. The treatment using the PROSORBA column is aimed at patients with severe cases of RA that have not responded to disease modifying drugs. We estimate this market to be approximately $250 million in the United States.

     RA is an autoimmune disease, which occurs when the body's own immune system attacks the cartilage surrounding the joints. This chronic immune response causes pain, stiffness, swelling and loss of function in the joints and eventually leads to inflammation in other body organs. Most patients exhibit a chronic, fluctuating course of disease that, if left untreated, results in progressive joint destruction, deformity, disability and premature death. Much like other autoimmune diseases, the onset of RA most often occurs during the most productive period of one's life, during the 30's and 40's, though sufferers may range in age from children to elderly. The disease also shows a 3 to 1 preference for women. Because there is no known cure for RA or means of preventing it, optimal management requires early diagnosis and timely introduction of agents, which reduce the probability of irreversible joint damage. Unfortunately, many of the most commonly used medications to treat RA are toxic or teratogenic. Some of the therapies were originally developed as cancer chemotherapy regimens and are only effective for a limited number of years.

Cyplex, a Platelet Alternative

     We are also developing Cyplex as an alternative to traditional platelet transfusions. Cyplex is made from human platelet membrane fragments. Platelet transfusion is generally an effective therapy for patients with low numbers of platelets, or thrombocytopenia, but it has a number of significant drawbacks. Based on the results of the Phase II clinical trials we conducted from 1996 to 1998, we believe Cyplex has characteristics that will allow it to overcome a majority of the disadvantages of platelet transfusion, as summarized in the table below:

Disadvantages of Transfusion       Benefits of Transfusion Using Cyplex            Cyplex Economic Impact
 Using Human Platelets
- -------------------------------------------------------------------------------------------------------------------
Can cause infections and disease   Does not cause infections or          Increased safety, reduced liability and
 transmission                      disease transmission                  testing costs

Can elicit an immune response in   Does not cause further transfusions   Reduced hospitalization, no platelet
 recipients so that further        to be ineffective                     typing, improved outcomes
 transfusions are no longer
 effective

Platelets do not control           Cyplex controls bleeding in many of   Reduced morbidity and mortality
 bleeding in some patients         these patients

Shelf life of 3 to 5 days          Shelf life greater than 1 year        Reduced loss of product from expiration
                                                                         of the product, emergency availability,
                                                                         improved logistics and reduced
                                                                         infrastructure
- -------------------------------------------------------------------------------------------------------------------

     Status

     In addition to safety and toxicity testing in animals and humans, in early 1996, we initiated a trial designed to study efficacy in patients with low platelet counts during active bleeding episodes. The Phase IIb trial showed that Cyplex controlled or halted bleeding in 17 of 26 patients, a 65% response rate. Of the 26 patients, 12 had previously not responded to platelet transfusions, the traditional therapy for uncontrolled bleeding. In this subgroup of refractory non-responders, Cyplex was effective in controlling or halting bleeding in 7 out of 12 patients, or 58% of the time.

     In February 1998, we entered into a collaborative agreement with Sanquin Blood Supply Foundation, CLB Division, the CLB, formerly known as the Dutch Red Cross Blood Transfusion Service, a leading manufacturer and supplier of blood derivatives, and an organization with a strong tradition of research, which was amended in January 2001. The collaboration is related to the development and scale-up of the manufacturing of Cyplex. The collaborative work is intended to accelerate commercialization of Cyplex, reduce the manufacturing costs, improve the clinical characteristics of Cyplex, and broaden its potential market beyond patients who are resistant to platelet transfusions. We intend to resume clinical trials of Cyplex after we have finalized the revised manufacturing process which we do not except to complete prior to July 2001.

     Market Opportunity

     If blood platelet levels become too low, referred to as severe thrombocytopenia, the hemostasis system begins to deteriorate. Left untreated, thrombocytopenia can lead to spontaneous bruising and bleeding and may progress to shock, circulatory collapse and death. Thrombocytopenia is a common side effect of the chemo- and radiation therapies used to treat cancer and can also be caused by liver disease or by major blood loss from traumatic injuries. Platelet dysfunction that is similar in consequence to thrombocytopenia is caused by prolonged exposure to some medical devices, such as heart-lung bypass machines used in open-heart surgery.

     Thrombocytopenia is currently treated with transfusion of human platelets. In 2000, costs related to platelets used in hospitals for this purpose were about $3 billion worldwide, including approximately $1.2 billion in the United States, based on a total cost of approximately $1,000 for each transfusion. Platelet usage in the United States grew at an average annual rate of about 5% to 7% since 1987, and we expect this growth to continue for at least the next several years. Cyplex has the potential to replace from 10% to 50% of platelet transfusions for thrombocytopenia depending on the underlying condition of the patient.

Fibromyalgia

     Fibromyalgia is a rheumatological disorder that causes widespread pain and tenderness at specific body sites. Fibromyalgia is characterized by chronic pain and stiffness, fatigue, poor sleep and headaches. Although fibromyalgia has been medically recognized for many years, it was only in 1990 that medical specialists agreed on the signs and symptoms that must be present to make the diagnosis.

     Status

     At present, we are working on identifying and licensing products and technologies that will be applicable to our fibromyalgia program. Our first step was the establishment of a relationship with Georgetown University's fibromyalgia program through a Research Agreement with Georgetown University.
We intend to license one or more potential drug candidates that we believe may be used in the treatment of fibromyalgia, that we intend to take through the product development cycle, with the ultimate goal of receiving FDA clearance for marketing the drug candidates for the treatment of fibromyalgia in the United States.

     Market Opportunity

     Fibromyalgia is the second most commonly diagnosed rheumatological disorder after osteoarthritis. Fibromyalgia is estimated to affect over 3.7 million people in the United States alone. Treatment options are limited as there are no agents specifically approved by the United States Food and Drug Administration, or the FDA, for the treatment of fibromyalgia.

Marketing and Sales

     Pursuant to the amended license and distribution agreement with Fresenius HemoCare, Fresenius HemoCare is responsible for all sales and marketing activities worldwide with respect to PROSORBA column. The sale of the PROSORBA column for the treatment of moderate to severe RA was launched in April 1999 after receiving clearance to market the PROSORBA column for RA from the FDA in March 1999. The PROSORBA column was previously approved by the FDA in 1987 for use in ITP.

     No customer represented more than 10% of our annual sales during the years ended 1999 and 1998. However, sales made to an affiliate of Fresenius HemoCare equaled approximately 47% of the total sales of the PROSORBA column for the year 2000.

Patents, Trademarks and Proprietary Technology

     We believe that our success depends primarily on the experience, capabilities, and skills of our personnel. However, patents and other proprietary rights are important and we seek to protect our intellectual property rights by a variety of means, including patents, maintaining trade secrets and proprietary know-how, and technological innovation to develop and maintain our competitive position. We actively seek patent protection both in the United States and internationally and have a portfolio of patents and license rights related to the PROSORBA column and Cyplex.

     Pursuant to the amended license and distribution agreement with Fresenius HemoCare, we granted to Fresenius HemoCare an exclusive license under certain patents related to the PROSORBA column to manufacture, use and distribute the PROSORBA column worldwide for use in the treatment of ITP, RA and any other indications that may be cleared by the FDA. We retained ownership of the patents and trademarks related to the PROSORBA column world wide. We presently own ten issued United States patents and two international patents (excluding patents relating to the area of platelet therapeutics) that expire during 2004 to 2015. The process used in manufacturing the PROSORBA column is covered by several of these patents. Certain patents cover the use of the PROSORBA column in the treatment of ITP and RA. United States and international applications are pending. We also own the registered trademark PROSORBA in the United States and other jurisdictions. We intend to enforce our patents, trademarks and brand names.

     We presently own seven issued United States patents and three pending United States patent applications relating to the area of platelet therapeutics. Certain international patent applications corresponding to the issued United States patents have been filed. To date, four foreign patents have been issued while others are still pending in countries or jurisdictions outside the United States. These patents and those that might be issued on the pending patent applications are scheduled to expire during 2010 to 2015.

     Although patents are enforceable from the date of issuance and presumed to be valid, future litigation or reexamination proceedings regarding the enforcement of validity of our existing patents or future patents, if issued, could result in a ruling adverse to us that could invalidate such patents or substantially reduce the scope of protection afforded by such patents. Our patents may not afford commercially significant protection of our proprietary technology or have commercial application. There has been no judicial determination of the validity or scope of our proprietary rights. Moreover, the patent laws in foreign countries may differ from those of the United States, and the degree of protection afforded by foreign patents may be different.

     Others have filed applications for, or have been issued, patents and may obtain additional patents and other proprietary rights relating to products or processes competitive with us. The scope and validity of such patents is presently unknown. If existing or future patents are upheld as valid by courts, we may be required to obtain licenses to use technology covered by such patents.

Government Regulation

     Research, preclinical development, clinical trials, and manufacturing and marketing activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs, including biologics, are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

     The steps required before a pharmaceutical agent may be marketed in the United States include:

      . preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies
      . the submission of an investigational new drug application to the FDA for human clinical testing, that must be accepted by the FDA before human clinical trials may commence
      . the carrying out of adequate and well-controlled human clinical trials must be conducted by us or our collaborator to establish the safety and efficacy of the drug candidate
      .  the submission of a new drug application to the FDA
      . FDA approval of the new drug application to allow us to conduct any commercial sale or shipment of the drug

     In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with FDA regulations. To supply products for use in the United States, foreign manufacturing establishments must also comply with FDA regulations and are subject to periodic inspection by the FDA, or by corresponding regulatory agencies in their home countries under reciprocal agreements with the FDA.

     Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of a product. Compounds must be formulated according to the FDA's regulations on good manufacturing practices and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests are submitted to the FDA as part of an investigational new drug application and are reviewed by the FDA before human clinical trials may begin. The investigational drug application must also contain protocols for any clinical trials that will be carried out. If the FDA does not object to an investigational new drug application during this 30 day waiting period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the agency authorizes trials under specified terms. Such a halt, called a clinical hold, continues in effect until and unless the FDA's concerns are adequately addressed. In some cases, clinical holds are never lifted. Imposition by the FDA of a clinical hold can delay or preclude further product development. The investigational new drug application process may be extremely costly and may substantially delay product development.

     Clinical trials must be sponsored and conducted in accordance with good clinical practice under protocols and methodologies that:

     . ensure receipt of signed consents from participants that inform them of risks
     .  detail the protocol and objectives of the study
     .  detail the parameters to be used to monitor safety
     .  detail the efficacy criteria to be evaluated

     Furthermore, each clinical study must be conducted under the supervision of a principal investigator operating under the auspices of an institutional review board, at the institution where the study is conducted. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Sponsors, investigators and institutional review board members are obligated to avoid conflicts of interests and ensure compliance with all legal requirements.

     Clinical trials typically are conducted in three sequential phases. In Phase I, the initial introduction of the drug into a small number of healthy volunteers is undertaken. The drug is evaluated for safety by assessing the adverse effects, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. The Phase I trial must provide pharmacological data that is sufficient to devise the Phase II trials.

     Phase II trials involve a limited patient population in order to:

     . obtain initial indications of the efficacy of the drug for specific, targeted indications
     .  determine dosage tolerance and optimal dosage
     .  identify possible adverse affects and safety risks

     When a compound is determined preliminary to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials can be undertaken to evaluate safety and efficacy endpoints further in expanded patient populations at geographically diverse clinical trial sites. Positive results in Phase II are no guarantee of positive results in Phase III.

     The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a new drug application, which must be complete, accurate and in compliance with FDA regulations. The approval of a new drug application permits commercial-scale manufacturing, marketing, distribution, exporting from the United States and sale of the drug in the United States. The testing and approval process typically requires substantial time, effort and expense. The FDA may deny a new drug application filed by us or our collaborators if the applicable scientific and regulatory criteria are not satisfied and thus, we may not be able to manufacture and sell the product in the United States. Moreover, the FDA may require additional testing or information, or may require post-approval testing, surveillance and reporting to monitor the products. Notwithstanding any of the foregoing, the FDA may ultimately decide that a new drug application filed by us or our collaborators does not meet the applicable agency standards, even if approval is granted, it can be limited or revoked if evidence subsequently emerges casting doubt on the safety or efficacy of a product or if the manufacturing facility, processes or controls do not comply with regulatory standards. Finally, an approval may entail limitations on the uses, labeling, dosage forms, distribution and packaging of the product.

     Among the conditions for new drug approval is the requirement that the prospective manufacturer's quality control, record keeping, notifications and reporting and manufacturing systems conform to the FDA's regulations on current good manufacturing practices. In complying with the standards contained in these regulations, manufacturers must continue to expend time, money, resources and effort in order to ensure compliance.

     Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes many of the same steps associated with FDA approval described above.

     In addition to regulations enforced by the FDA, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be liable for any damages that result.

     Whether regulated by the FDA as a medical device, drug or biologic, or otherwise by any state or foreign authorities, the clearance process for any of our products is expensive and time consuming and any applicable regulatory agency may not grant its clearance. We may not have sufficient resources to complete the required testing and regulatory review processes. Furthermore, we are unable to predict the extent of adverse governmental regulation, which might arise from future United States, or foreign legislative or administrative action.

The PROSORBA Column

     Pursuant to the amended license and distribution agreement with Fresenius HemoCare, Fresenius HemoCare is responsible for all clinical and regulatory activities worldwide with respect to the PROSORBA column. The PROSORBA column is regulated by the FDA as a Class III medical device. The regulatory clearance of a Class III medical device in the United States intended for therapeutic use in humans involves many steps including pre-clinical and clinical testing. Pre-clinical evaluation of a Class III device includes testing to demonstrate that in clinical studies with human subjects the product would not present an unreasonable hazard. Pre-clinical and clinical evaluation of the PROSORBA column was conducted as part of the clearance process for treatment of patients with ITP.

     The manufacture and distribution of medical devices are subject to continuing FDA regulation. In addition to the requirement that the device be marketed only for its approved uses, applicable law requires compliance with the FDA's good manufacturing practices regulations. Failure to comply with these regulations or with other applicable legal requirements can lead to federal seizure of violating products, injunctive actions brought by the federal government, and potential criminal liability on the part of Fresenius HemoCare and of its officers and employees who are responsible for the activities that lead to the violations.

     The PROSORBA column is commercially distributed for use in the treatment of ITP under a pre-market approval that was approved by the FDA in 1987 and for the treatment of moderate to severe RA under a pre-market approval that was approved by the FDA in March 1999. Both of these pre-market approvals were sold to Fresenius HemoCare. As a condition to the clearance of the pre-market approval for the treatment of moderate to severe RA, the FDA has required and we agreed, to perform a post-approval clinical trial to determine the safety and effectiveness of a combination treatment of RA with the PROSORBA column and methotrexate. A second objective of this study is to assess the efficacy of retreatment with the column. Fresenius HemoCare has agreed to assume responsibility for the Phase IV clinical trials required by the FDA. If the results of the Phase IV trials are not favorable or not acceptable to the FDA, the FDA may rescind its clearance of the marketing of the PROSORBA column for the treatment of RA.

Cyplex, a Platelet Alternative

     Cyplex is regulated by the FDA as a biologic. The steps required before a biologic may be marketed in the United States are described above.

Competition

     Due to the high incidence of rheumatologic disorders, most, if not all, of the major pharmaceutical companies have significant research and product development programs in these areas. We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs we seek to develop.

     Our competitors include fully-integrated pharmaceutical and biotechnology companies both in the United States and in foreign markets which have expertise in research and development, manufacturing processes, testing, obtaining regulatory clearances and marketing, and may have financial and other resources significantly greater than we do. Smaller companies may also prove to be significant competitors. Academic institutions, United States and foreign government agencies and other public and private research organizations conduct research relating to diseases we target, and may develop products for the treatment of these diseases that may compete directly with any products we develop. Our competitors may compete with us for collaborations. These companies and institutions also compete with us in recruiting and retaining highly qualified scientific personnel.

     Our competition will be partially determined by the potential indications that are ultimately cleared for marketing by regulatory authorities, by the timing of any clearances and market introductions and by whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which we can develop product candidates, complete the clinical trials, receive regulatory clearance and supply commercial quantities of the products to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability and patent protection. In addition, Fresenius HemoCare faces competition from the following in the sale of the PROSORBA column and we can expect the following competition related to Cyplex and any possible drugs we may develop for the treatment of fibromyalgia.

The PROSORBA Column

     Pursuant to the amended and restated license agreement with Fresenius HemoCare, Fresenius HemoCare is responsible for all worldwide sales and marketing efforts associated with the PROSORBA column. Under our agreement with Fresenius HemoCare, we may receive royalty payments based on sales of the PROSORBA column.

     The PROSORBA column competes with conventional methods of treatment for RA, which generally consist of drug therapies that have been accepted by the medical community as classical treatment methods. In addition, the PROSORBA column competes with new therapies including leflunomide (a small molecule new drug available as of fall 1998), and two new biological drugs designed to block the immune system modulator Tumor Necrosis Factor- etanercept (available as of fall
1998) and infliximab (available as of fall 1999). We believe these drugs have all impacted the rate of the PROSORBA column use by rheumatologists. We believe doctors are more likely to prescribe drugs as a first treatment for even severe RA, rather than therapeutic devices such as the PROSORBA column because doctors have more clinical information about the drugs and because the treatment is less obtrusive to patients. Consequently, doctors tend to place the new therapies
ahead of the PROSORBA column in the treatment paradigm.   Patients who do not
experience a positive clinical response to the new drug therapies, or who are not appropriate for these drugs, are patients we believe should be treated with the PROSORBA column.

     The PROSORBA column represents a different approach to the treatment of immune-related diseases inasmuch as the PROSORBA column focuses on the removal of circulating immune complexes that are suppressive to the body's immune system. We are aware of a select number of other companies that are known to be pursuing approaches to disease treatment similar to the PROSORBA column. In addition, it is always possible that established companies and research institutions with greater resources than Fresenius HemoCare may develop other treatment methods for both ITP and RA.

Cyplex, a Platelet Alternative

     When and if we receive FDA clearance for Cyplex, it will initially be launched for the control of bleeding in patients who are non-responsive to platelet transfusions. There are currently no competing therapies for such platelet-refractory patients. We expect Cyplex will compete generally against platelet transfusions. Products in development by other companies are attempting to provide one or more of these same advantages. These third parties may develop competing therapies.

Fibromyalgia

     Currently, the first option for treatment of fibromyalgia is physical therapy, then analgesics to attempt to alleviate the pain. If the analgesics don't alleviate the pain, then anti-inflammatory medications and muscle relaxants are usually prescribed. If this is still unsuccessful in controlling the symptoms, antidepressants may be prescribed.

     We are not aware of any current specific clinical trials being conducted for the treatment of fibromyalgia. However, the market potential is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain could decided to evaluate their current product candidates for the treatment of fibromyalgia at any time.

Manufacturing and Supply

     In April 1999 Fresenius HemoCare exercised its option to acquire the PROSORBA column manufacturing facility and related assets located in Redmond, Washington from us. Fresenius HemoCare is solely responsible for manufacturing the PROSORBA column.

     We are working to improve the Cyplex manufacturing process with the CLB and therefore, do not currently have a manufacturing facility. We will have to rely on contract manufacturing or purchase or build a new manufacturing facility in the future to meet our Cyplex supply needs. We may not resume the production of Cyplex on a timely basis or at all.

Employees

     As of March 2001, we employed six full-time employees. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

                                  Risk Factors

Due To Our Change Of Business Focus, We Are At An Early Stage Of Development And We Do Not Have And May Never Develop Any Commercial Drugs Or Other Products That Generate Revenues

     In January 2001, we restructured our agreement with Fresenius HemoCare and Fresenius HemoCare is now responsible for all activities related to the PROSORBA column and is the holder of the United States Food and Drug Administration pre-market approvals and applications for the PROSORBA column. We are now focusing our expertise and resources on developing therapeutics for the treatment of, and other rheumatologic disorders, including fibromyalgia, as well as the ongoing development of Cyplex in conjunction with the CLB. We are at an early stage of development as a biotechnology company and do not have any commercial products. In addition, we currently only have six full time employees, and Cyplex, or any product candidates directed at the treatment of fibromyalgia and any additional product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the program through the clinical trial process. We do not expect to be able to market Cyplex for a number of years, if at all. If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate revenues, which may require that we raise additional capital through financings or cease our operations.

We May Never Develop Or Acquire Any Drug Candidates For The Treatment Of Fibromyalgia.

We have recently begun a program directed at the development or acquisition of drug candidates for the treatment of fibromyalgia, a chronic pain condition. This is a new program and there are currently no agents specifically approved by the FDA for the treatment of fibromyalgia. At the current time, we have not developed or licensed any specific drug candidates and may never identify or develop or license any drug candidates for the treatment of fibromyalgia. Since this is the area in which we are currently placing the majority of our human and financial resources, to the extent that we are not successful in this area, we may never be profitable.

We Will Need Additional Capital For The Development Of New Products

     We do not have committed external sources of funding and we will be required to raise additional capital to continue developing Cyplex and any products for the treatment of fibromyalgia or other rheumatological disorders. The amount of capital we will require is difficult to predict and it may not be possible to raise any additional capital from any source. If we are unable to raise additional capital when we need it or on acceptable terms, we may have to significantly delay, scale back or discontinue any one of our programs. We may also have to seek corporate collaborators at an earlier stage than would be desirable to maximize the rights to future product candidates or relinquish or license rights to technologies or product candidates on terms that are less favorable to us than might otherwise be available.

We Have A History Of Operating Losses And If They Continue We May Never Be Profitable

     We have incurred substantial losses during our history. As of December 31, 2000, we had an accumulated deficit of approximately $96.3 million. Our ability to become profitable depends upon royalty payments from Fresenius HemoCare related to sales of the PROSORBA column, our ability to develop, market and commercialize Cyplex and our ability to develop and market products for the treatment of fibromyalgia with sufficient sales volumes to achieve profitability and any other rheumatological disorders we pursue. Profitability will also be affected by our expenditures related to the development of Cyplex and our research and development related to the treatment of fibromyalgia. We do not expect to be profitable in the foreseeable future and may never achieve profitability.

If Sales Of The PROSORBA Column For The Rheumatoid Arthritis Indication Do Not Increase, We May Never Receive Royalty Payments From Fresenius HemoCare

     Pursuant to the amended license and distribution agreement with Fresenius HemoCare, Fresenius HemoCare is responsible for all sales, marketing, clinical and regulatory activities worldwide with respect to the PROSORBA column. Upon execution of the agreement, Fresenius HemoCare paid us a license fee, which represents a prepayment of royalties for 10,000 PROSORBA columns in each of the next five years beginning in 2001. We are entitled to receive royalties on sales of the PROSORBA column in excess of the 10,000 PROSORBA columns within any of the five years and for all PROSORBA column sales beyond the five year period. The sales of the PROSORBA column have not increased at the rate we had expected and if they do not increase above existing levels, we will not receive any royalty payments. Sales of the PROSORBA column will depend upon, among other things, the marketing and sales effort by Fresenius HemoCare, acceptance of the PROSORBA column by leading rheumatologists and medical groups, availability and convenience of treatment centers and availability of insurance reimbursement and effectiveness of competing drugs.

We May Engage In Strategic Transaction That Could Result In Significant Changes Or Management Disruption And Fail To Enhance Stockholder Value.

     From time to time we consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives with the goal of maximizing stockholder value. We will continue to evaluate other potential strategic transactions and alternatives that we believe may enhance stockholder value. We may never complete a strategic transaction and in the event that we do complete a strategic transaction, it may not be consummated on terms favorable to us. Further, although our goal is to maximize stockholder value, such transactions may impair stockholder value or otherwise adversely affect our business and the trading price of our stock. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

The Availability Of Therapeutic Apheresis Is Limited And May Affect The Sales Of The PROSORBA Column

     The PROSORBA column treatment is administered using a therapeutic apheresis procedure. The providers of therapeutic apheresis are limited, and therefore availability of therapeutic apheresis to rheumatologists may also be limited.
As a result, a rheumatologist may not use the PROSORBA column on patients, which would consequently affect sales of the PROSORBA column and therefore, our ability to receive any royalty payments from Fresenius HemoCare.

Fresenius Hemocare May Not Be Able To Maintain Insurance Coverage For The PROSORBA Column

     Successful commercialization of the PROSORBA column for the RA indication depends on medical coverage and reimbursement by public and private health insurers to health care providers for use of such products. Payers are increasingly challenging the price and cost effectiveness of medical products.

     Insurance coverage and reimbursement is not always available or may be time intensive to obtain due to a variety of factors, many of which affect Fresenius HemoCare in marketing the PROSORBA column for RA. Generally, in the United States the cost of treatment for ITP using the PROSORBA column has been reimbursed by third-party payers. The Health Care Financing Administration approved Medicare coverage for the PROSORBA column in May 2000. In addition, private payers have been covering treatment for RA on a patient case basis with prior authorization. Public and private insurers may not continue to agree to provide coverage for the use of the PROSORBA column for the RA indication or the apheresis treatment. There is no guarantee that the current coverage status under Medicare will stay the same. The ability to maintain coverage and reimbursement for RA may also depend on the data from the mandatory post approval clinical trials that are being conducted by Fresenius HemoCare. Third-party payer coverage for the treatment of any other disease indications approved by the FDA will need to be negotiated in the future and there is no guarantee that coverage of existing indications will not impact payer decisions.

Competitors May Develop And Market Products That Are More Effective Than The PROSORBA Column, Which Would Reduce Our Ability To Receive Royalty Payments Under The Revised Agreement With Fresenius Hemocare

     The health care field in general and the RA indication area in which Fresenius HemoCare markets the PROSORBA column is extremely competitive. The PROSORBA column competes with other products, therapeutic techniques and treatments offered by national and international health care and pharmaceutical companies, many of which have greater marketing, human and financial resources than Fresenius HemoCare. Recently, other companies have obtained FDA clearance of new drugs for the treatment of RA, adding to competition. Some of these companies have extensive and well-funded marketing and sales operations. The immunological therapy market is characterized by rapid technological change and potential introductions of new products or therapies. To respond to these changes, Fresenius HemoCare may be required to develop or purchase new products to protect our technology from obsolescence or discover new applications for the PROSORBA column. In the event that Fresenius HemoCare does not respond adequately to the competitive market for the PROSORBA column, we may never receive any royalty payments based on sales of the PROSORBA column.

Our Competitors May Develop And Market Products That Are Less Expensive, More Effective Of Safer, Which May Diminish Or Eliminate The Commercial Success Of Any Products We May Commercialize.

     The biotechnology market is highly competitive. The larger biotechnology companies have developed or are attempting to develop, products that will compete with the products we may develop. It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete. It is also possible that our competitors will commercialize competing products before any of our products are marketed. We intent to pursue clinical trails of Cyplex after we have finalized the revised manufacturing process but we may never successfully revise the manufacturing process and therefore, may never resume clinical trials for Cyplex. We expect that, especially in the treatment of fibromyalgia, that competition from other biopharmaceutical companies, pharmaceutical companies, universities and pubic and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully. In addition, Cyplex, a platelet alternative, if cleared for sale by the FDA, may not be accepted in the marketplace as an effective alternative to traditional platelet therapy. If Cyplex fails to be an effective alternative to traditional platelet therapy, our entire business will be materially adversely affected.

The Mandatory Post Approval Clinical Trials May Not Be Successful And If They Are Not, Fresenius Hemocare May Have To Discontinue Marketing The PROSORBA Column

     As a condition to the FDA's clearance of the PROSORBA column for the treatment of RA, Fresenius HemoCare is obligated to conduct two mandatory post approval clinical trials. It is estimated that it will take approximately 3 to 4 years to complete the two studies (depending upon the number of patients and enrollment rates). The outcome of the mandatory post approval trials could affect the FDA clearance of the PROSORBA column for the RA indication, including changes to the product labeling, potential sales of the PROSORBA column and/or withdrawal of FDA clearance. If the FDA were to withdraw clearance for marketing the PROSOBRA column, we would never receive any royalty payments from Fresenius HemoCare.

Our Ability To Compete May Decrease Or Be Eliminated If We Are Not Able To Protect Our Proprietary Technology

     As a policy, we seek to protect our proprietary technology and inventions, which are used in the PROSORBA column and Cyplex through patents, trade secret law and other legal protections. However, the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could result in significant expense to us including diversion of the resources of management. The process used in manufacturing the PROSORBA column is covered by one of various patents that we hold; however, this patent may not afford protection of our proprietary technology. We also could be forced to modify or abandon the PROSORBA column, along with Fresenius HemoCare, or Cyplex based upon our assessment of intellectual property risks or actual or threatened claims by others.

     Others have filed applications for, or have been issued, patents and may obtain additional patents and other proprietary rights competing with our products or processes. We cannot predict the breadth of claims that will be allowed and issued in patents related to biotechnology or pharmaceutical applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. We may infringe on intellectual property rights of others without being aware of the infringement. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.

     We also rely on trade secrets and proprietary know-how to develop and maintain our competitive position. Some of our current or former employees, consultants or scientific advisors, or current or prospective corporate collaborators, may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefit. Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop equivalent knowledge, methods and know-how or gain access to our proprietary information through some other means.

We May Be Subject To Product Liability Claims That Could Cause Us To Incur Liabilities Beyond Our Insurance Coverage

     The use of the PROSORBA column and, if developed and later cleared by the FDA, Cyplex, may result in adverse side effects to the end-users that could expose us to product liability claims. Although Fresenius HemoCare has assumed all responsibilities associated with the PROSORBA column, including maintaining insurance, we may still be named in any lawsuit. In addition, we cannot predict all possible harms or side effects that may result from treatment of patients with the PROSORBA column. We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.

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

We May Lose Our Net Operating Loss Carryforwards Which Could Prevent Us From Offsetting Future Taxable Income

     Our sales of common stock in September 1991 and October 1997 caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable. This limitation will allow us to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes. Based upon the limitations of Section 382, we may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any. To the extent not used by us, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire. All unused net operating losses will expire 15 years after any year in which they were generated. Approximately $2.5 million in net operating losses expired in 2000 and the years in which the remaining net operating losses will expire range from 2001 to 2012.

Issuance Of Shares In Connection With Financing Transactions, Including Collaborations Or Under Stock Option Plans And Outstanding Warrant Will Dilute Current Stockholders

     If we raise additional funds by issuing additional stock, further dilution to you will result. In addition, new investors would have rights that are superior to your rights. We may also issue our stock in connection with corporate collaborations and that will cause dilution to your ownership. We maintain stock option plans under which employees, directors and consultants may acquire shares of our common stock through the exercise of stock options and other purchase rights. We also have outstanding warrants. You will incur dilution upon exercise of our outstanding options and warrants.

Our Stock Price Will Likely Be Volatile Because Of The Industry We Are In

     The market prices of technology companies, particularly biotechnology companies, have been highly volatile and our stock price has been volatile. Our stock price has been and may continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

     . developments in our relationship with Fresenius HemoCare or any future corporate collaborators;
     . announcements of technological innovations or new products by us or our competitors;
     .  developments in patent or other proprietary rights;
     .  fluctuations in our operating results;
     .  litigation initiated by or against us;
     . possible future royalty payments from Fresenius HemoCare related to the PROSORBA column;
     . developments in domestic and international governmental policy or regulation; and
     .  economic and other external factors or other disaster or crisis.

The Concentration Of Ownership Among Our Existing Officers, Directors And Principal Stockholders May Prevent Other Stockholders From Influencing Significant Corporate Decisions And Depress Our Stock Price

     As of March 1, 2001, our executive officers, directors and stockholders who hold at least 5% of our stock control approximately 29.4% of our outstanding common stock. In addition, Paramount Capital Investments holds 29.2% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to influence significantly and possibly control matters requiring approval by our stockholders, including removal of our directors, the election of the members of our board of directors, approvals of amendments to our certificate of incorporation or bylaws, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

Item 2.  Properties


     We currently occupy approximately 5,200 square feet of leased office space in San Diego, California. The San Diego facility houses our executive and administrative offices. The lease for this facility expires in 2001. In accordance with the San Diego facility lease, we maintained a $35,000 certificate of deposit through August 1999, which was classified as restricted cash on December 31, 1998.

     During 1998 we leased a 6,900 square foot facility used primarily for the manufacturing of the PROSORBA column. In April of 1999, Fresenius acquired the manufacturing facility and assumed the lease associated with the facility.


Item 3.  Legal Proceedings

     From time to time, we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders


     We held a special meeting of stockholders, or the "Special Meeting", on February 28, 2001. We had 48,844,997 shares of common stock outstanding and entitled to vote as of January 23, 2001, the date of record of the meeting. At the meeting holders of a total of 42,960,363 shares of common stock were present in person or represented by proxy. The following sets forth a brief description of each matter voted upon at the Special Meeting and the results of the voting on each such matter:

     (1) To approve a series of amendments to our Amended and Restated Certificate of Incorporation, as amended, to effect, at any time prior to the 2002 Annual Meeting of Stockholders, a reverse stock split of the Company's Common Stock whereby each outstanding 5, 6, 7, 8, 9 or 10 shares would be combined, converted and changed into one share of Common Stock, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments as permitted under Section 242(c) of the Delaware General Corporation Law, to be determined by the Board of Directors.

               For                              Against                       Abstained                     Unvoted
- ---------------------------------     --------------------------     -------------------------     -----------------------
          40,852,646                           1,986,608                       106,709                      14,400

     (2) To approve an amendment to the 2000 Equity Incentive Plan, as amended (the "Plan"), to approve a provision whereby the total number of shares reserved for issuance under the Plan and the 1996 Equity Incentive Plan, in the aggregate, is increased quarterly such that the number equals 21.1% of the number of shares of our Common Stock issued and outstanding and to increase the number of shares that may be issued to any employee in a calendar year to 2,500,000 shares.

               For                              Against                       Abstained                     Unvoted
- ---------------------------------     --------------------------     -------------------------     -----------------------
           35,930,124                         6,784,177                       231,662                      14,400

                                    PART II

Item 5.  Market for our Common Equity and Related Stockholder Matters

     Our common stock is traded on the over-the-counter market on The Nasdaq SmallCap Market under the symbol "CYPB". Set forth below are the high and low closing sales prices for our common stock for the first quarter of 2001 (through March 15, 2001) and each quarter of 2000, 1999 and 1998 as reported on The Nasdaq SmallCap Market.

                                                               Price Range of Common Stock (1)
                                                    ---------------------------------------------------
                                                               High                      Low
                                                    ---------------------------------------------------
Year Ended December 31, 2001
   First Quarter (through March 15, 2001)                     $ 8.00                    $ 1.69

Year Ended December 31, 2000:
  First Quarter                                               $51.50                    $14.00
  Second Quarter                                               24.50                     12.50
  Third Quarter                                                16.25                     10.75
  Fourth Quarter                                               13.25                      3.50

Year Ended December 31, 1999
  First Quarter                                               $31.50                    $22.00
  Second Quarter                                               31.50                     24.75
  Third Quarter                                                25.50                     19.00
  Fourth Quarter                                               22.25                     13.00

Year Ended December 31, 1998
  First Quarter                                               $27.00                    $10.75
  Second Quarter                                               28.50                     21.00
  Third Quarter                                                23.00                     12.00
  Fourth Quarter                                               24.50                     19.00

(1) We implemented a 1 for 8 reverse stock split, effective March 9, 2001 at 5:00 p.m. Eastern time. The high and low closing sales prices for our common stock listed above prior to March 12, 2001 have been adjusted for the reverse stock split.

     The above quotations are inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 1, 2001, there were approximately 765 holders of record of our common stock. We have never paid cash dividends on our common stock and do not anticipate any being paid in the foreseeable future.

Item 6.  Selected Consolidated Financial Data


     The following table presents our selected consolidated financial data. The information set forth below is not indicative of the results of future operations since we have changed our business focus and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and the consolidated financial statements and the related notes thereto included in this Form 10-K.

                                                                               YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------------------
                                                   2000            1999               1998              1997               1996
                                               -----------      -----------      -------------     ------------     --------------
Consolidated Statement of Operations Data:
Results of Operations:
   Revenue from Fresenius agreement            $ 2,975,208      $ 1,284,583      $           -     $          -     $            -
   Product sales                                         -          588,120          2,374,970        2,970,342          1,967,976
   Grant income                                          -                -            308,470          325,316                  -
                                               -----------      -----------      -------------     ------------     --------------
                                                 2,975,208        1,872,703          2,683,440        3,295,658          1,967,976
Costs and expenses:
   Production costs                                426,971          888,015          2,113,781        1,772,681          1,482,563
   Sales and marketing                           5,922,706        5,937,463          2,378,443        1,292,942            794,356
   Research and development                      1,880,086        1,889,933          4,290,727        6,707,557          4,002,968
   General and administrative                    3,331,869        3,689,739          3,345,241        2,803,079          4,649,298
   Acquired in-process research
       and development (1)                               -                -                  -                -          5,146,943
   Restructuring expense                                 -                -                  -                -            493,712
   Debt conversion expense                               -                -                  -                -            276,688
                                               -----------      -----------      -------------     ------------     --------------
                                                11,561,632       12,405,150         12,128,192       12,576,259         16,846,528
Other income (expense):
   Interest income                                 633,523          496,740            341,755          425,935            458,070
   Interest expense                               (549,125)        (160,766)           (41,953)         (31,737)        (1,119,726)
   Gain on sale of assets                                -        2,411,532                  -                -                  -
                                               -----------      -----------      -------------     ------------     --------------
                                                    84,398        2,747,506            299,802          394,198           (661,656)
Net loss before imputed dividend on
 Preferred stock                                (8,502,026)      (7,784,941)        (9,144,950)      (8,886,403)       (15,540,208)

Undeclared, imputed dividend on
 Preferred stock                                         -                -         (2,078,431)               -                  -

Net loss applicable to common
 stockholders                                  $(8,502,026)     $(7,784,941)      $(11,223,381)     $(8,886,403)     $  (15,540,208)
                                               ===========      ===========       ============       ===========     ==============

Net loss per share applicable to common
 stockholders - basic and diluted              $     (1.40)     $     (1.38)      $      (2.29)     $     (2.02)     $        (4.26)
                                               ===========      ===========       ============       ===========     ==============

Weighted average number of
   Shares outstanding - basic and diluted        6,052,905        5,630,495          4,904,343        4,404,572           3,650,809
                                               ===========      ===========       ============       ===========     ==============

                                                                                      DECEMBER 31,
                                               -------------------------------------------------------------------------------------
                                                   2000            1999               1998              1997               1996
                                                ------------    --------------    ----------------   --------------    -------------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
investments                                    $ 7,102,317        $11,569,966       $  5,619,568       $ 8,515,653       $10,935,668
Total assets                                   $ 7,891,271        $12,831,472       $  9,316,035       $11,788,766       $14,961,076
Long-term debt (net of current portion)        $   563,688        $ 2,669,891       $    566,300       $   407,735       $   412,020
Total stockholders' equity (deficit)           $ 4,099,228        $ 7,744,853       $  6,844,571       $ 9,525,992       $12,134,565
Working capital (deficit)                      $ 4,520,806        $10,074,546       $  5,567,938       $ 7,916,228       $10,161,170

(1) Reflects the acquisition of in-process research and development associated with the acquisition by us of PRP, Inc. in 1996 and the acquisition of the minority interest in one of our subsidiaries in 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      Prior to the amendment of the license and distribution agreement, the agreement between us and Fresenius HemoCare entered into in March 1999 governed our relationship with Fresenius HemoCare. The original agreement provided for the co-marketing and distribution of the PROSORBA column in the United States, and for the registration and distribution of the PROSORBA column in Europe, Latin America and subject to certain conditions, Japan and select Asian countries. The terms of the agreement with Fresenius HemoCare specified joint efforts to introduce and market the PROSORBA column in the United States, with Fresenius HemoCare having exclusive distribution rights and responsibility for clinical trials and registration overseas. We had taken the lead in marketing the PROSORBA column to rheumatologists in the United States who are generally the doctors who prescribe the PROSORBA column for rheumatoid arthritis, or RA, treatment. Fresenius HemoCare took the lead in marketing the PROSORBA column to rheumatologists and physicians outside the United States. The agreement included a 50/50 profit split in the territories other than the United States. The profit sharing was 50/50 in the United States for both the PROSORBA column and disposables sold by Fresenius HemoCare for use with the PROSORBA column.

     Revenue from the original Fresenius HemoCare agreement for the year ended December 31, 2000 consisted of our pro rata share of PROSORBA column sales by Fresenius HemoCare. Our pro rata share of PROSORBA column sales was determined as the total of allowable expenses incurred by us for royalty, research and development and sales and marketing expenses plus our share of any remaining net profit generated under the agreement. Our share of remaining net profit was calculated as the gross profit from PROSORBA column sales less our reimbursed expenses and reimbursed expenses incurred by Fresenius HemoCare. As such, current year revenues are not directly comparable to revenues recorded in the prior periods.

     In April 1999, Fresenius exercised its option to acquire the PROSORBA column manufacturing facility and related assets, located in Redmond, Washington, for $5.2 million. In 2000, we reported a net loss of approximately $8.5 million, compared to $7.8 million in 1999 and $11.2 million in 1998.
During 1999, we recognized a gain on the sale of assets of approximately $2.4 million. Excluding the effect of this gain, the net loss would have been $10.2 million for 1999. During 1998, we recorded a non-recurring imputed dividend of $2.1 million. Excluding the effect of the imputed dividend, the 1998 loss would have been approximately $9.1 million. Without consideration to the non-recurring events in 1999 and 1998, the net loss in 2000 decreased by approximately $1.7 million from 1999 and approximately $600,000 from 1998. The decrease in 2000 is a direct result of the increased revenue from the Fresenius agreement and decreased production costs. The decrease from 1998 is a direct result of the increased revenue from the Fresenius agreement and decreased production costs and research and development expenditures, offset in part by an increase in sales and marketing costs.

Results of Operations

Revenues

     Revenue from the Fresenius agreement totaled approximately $3.0 million for the year ended December 31, 2000, and $1.3 million for the same period ended 1999. The increase is attributable to the higher PROSORBA column sales in 2000 that included the purchase by Fresenius Medical Care North America or FMCNA that equaled approximately 47% of the total sales of the PROSORBA column for the year. In addition, the agreement with Fresenius was completed in 1999 and we did not begin recognizing revenue from the Fresenius agreement until April 1999.

     During 2000, and from April 1999 through December 31, 1999, we recognized revenue based on pro rata share of sales by Fresenius, which was generally determined as reimbursement of allowable expenses incurred by us related to the PROSORBA column, and included royalty, research and development, and sales and marketing expenses plus our share of any remaining net profit generated by the agreement.

     Our direct product sales for the year ended December 31, 1999 totaled approximately $588,000, compared to $2.4 million for the year ended December 31, 1998. As of April 1999, we no longer recorded revenues from the sale of the PROSORBA column and instead began recognizing revenue under the Fresenius agreement as described above. Therefore, we did not record any direct product sales in 2000. Accordingly, revenues for the year ended December 31, 2000 are not directly comparable to prior periods.

     Total sales of the PROSORBA column by both Fresenius and us for the year ended December 31, 2000 totaled approximately $8.6 million, compared to $3.1 million and $2.4 million for the same period in 1999 and 1998 respectively. The increase in PROSORBA column sales in 2000 over 1999 of $5.5 million was primarily attributable to a $4.0 million purchase of 4,000 PROSORBA columns by FMCNA, coupled with an increase in PROSORBA sales of $1.5 million. The increase in PROSORBA column sales in 1999 over 1998 was attributed to the launch of the product for use in RA, offset in part by a decline in sales for use in the ITP indication.

     During 1998, we had a government grant that generated revenues of approximately $308,000 for the year. This grant expired at the end of 1998 and was not renewed.

Operating Expenses

     Consolidated operating expenses for the years ended December 31, 2000, 1999 and 1998 were approximately $11.6 million, $12.4 million and $12.1 million, respectively. The decrease in operating expenses of approximately $843,000 in 2000 from the same period in 1999 was due to decreased production costs and general and administrative expenditures. The increase in operating expenses of approximately $277,000 in 1999 from the same period of 1998 was due to a significant increase in sales and marketing expenses as we began marketing the PROSORBA column for RA, offset by a significant decrease in production costs due to Fresenius assuming the production responsibility and a decrease in research and development expense.


Production Costs

     Production costs were approximately $427,000, $888,000 and $2.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. In April 1999, Fresenius purchased our PROSORBA column manufacturing facility and related assets. However, we remained responsible for paying royalties to certain third parties based on the sales of the PROSORBA column prior to the restructured
agreement with Fresenius in January 2001.   Therefore, since May 1999,
production costs represent royalties incurred by us for PROSORBA column sales payable to third parties. The decrease in production costs of approximately $461,000 and $1.2 million for the years ended December 31, 2000 and 1999 compared to the same period in 1999 and 1998, respectively, reflects the transfer of the manufacturing responsibilities and costs to Fresenius.

Sales and Marketing

     Sales and marketing costs were approximately $5.9 million, $5.9 million and $2.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. While expenditures for 2000 from the same period in 1999 remained relatively constant, sales and marketing costs decreased during the final two quarters of the year due to turnover, changes in the method of compensation of the sales and marketing employees to be based more on sales results, and the restructure of other sales and marketing contracts. The increases in sales and marketing expenses of approximately $3.5 million for 1999 compared to 1998 primarily resulted from the hiring of a sales force and other activities associated with the launch of the PROSORBA column for the treatment of RA in April 1999. During 2000 and 1999, in the U.S., we jointly marketed with Fresenius the PROSORBA column. Under the agreement in effect during 2000 and 1999, with Fresenius we could recover a portion of each of our respective sales and marketing expenses. The amount recovered was a function of total PROSORBA column sales.

Research and Development

     Research and development expenses were approximately $1.9 million, $1.9 million and $4.3 million in 2000, 1999 and 1998, respectively. While expenditures for 2000 from the same period in 1999 remained relatively constant, the decrease of $2.4 million in 1999 from 1998 was primarily attributable to the costs incurred in 1998 related to the FDA application process for use of the PROSORBA column in RA. In addition, during 1999 expenses associated with the development of Cyplex decreased with the closing of a facility in Boston in June 1998.

     During 2000 and 1999, we shared with Fresenius, the expenses of the post-approval clinical trials for the PROSORBA column mandated by the FDA. Research and development expenses typically increase with each phase of a product's development as such product advances to FDA approval. We recorded research and development costs as incurred, including the costs associated with its clinical trials. We enrolled patients in various clinical trial sites and recorded the related cost as the work was performed by the respective research entities. We accrued costs related to clinical trials until such costs were actually paid. As a result of the restructuring of the Fresenius agreement, all these future costs will be incurred and paid by Fresenius.

General and Administrative

     General and administrative expenses were approximately $3.3 million, $3.7 million and $3.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in general and administrative expenses of approximately $358,000 in 2000 from the same period in 1999 was due to a decrease in business development activities related to the PROSORBA column, partially offset by retention bonuses paid to executive officers of approximately $400,000, and the settlement with Ditassa S.A. related to distribution of the PROSORBA column in Spain. The increase of approximately $344,000 in 1999 from 1998 was primarily the result of business development activities with Fresenius in the first quarter of 1999.

Interest Income

     Interest income was approximately $634,000, $497,000 and $342,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in interest income of approximately $137,000 in 2000 from the same period in 1999 was due to higher cash and cash equivalent balances from the exercising of employee stock options, resulting in $4.5 million in proceeds, and the advances on a term loan totaling $3.0 million in the fourth quarter of 1999. The increase of approximately $155,000 in 1999 from the comparable period in 1998 was the result of higher cash and cash equivalent balances due to the execution of the Fresenius agreement, exercise of warrants due to the call for redemption of outstanding warrants which resulted in proceeds to us of approximately $5.2 million, and proceeds of $3.0 million from a line of credit.

Interest Expense

     Interest expense was approximately $549,000, $161,000 and $42,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in interest expense of approximately $388,000 and $119,000 in 2000 and 1999 over the same period in 1999 and 1998 respectively was due to the $3.0 million in proceeds received by us during 1999 on a line of credit.

     On March 31, 2001, the 7% convertible debentures mature and we will pay $292,668, which includes $17,668 of accrued interest to the holders of the debentures.

Gain on Sale of Assets

     In April 1999, Fresenius exercised their option to purchase the PROSORBA manufacturing facility from us. The option price for our manufacturing facility, related assets and product inventory was approximately $5.2 million. After final adjustments related to the sales price of the facility were determined in the fourth quarter of 1999, a total gain of approximately $2.4 million was recognized.

Net Loss

     Net loss applicable to common stockholders was approximately $8.5 million, $7.8 million and $11.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase of approximately $717,000 in 2000 from the same period in 1999 was primarily due to the recognized gain on the sale of assets of approximately $2.4 million during 1999, partially offset by increased revenue from the Fresenius agreement, which includes the purchase of $4.0 million of PROSORBA columns by FMCNA. Excluding the effect of the gain on sale of assets of approximately $2.4 million, the net loss would have been $10.2 million for 1999.

     The decrease of $3.4 million in 1999 from 1998 was primarily attributable to the net gain of $2.4 million from the sale of assets in 1999, and the one time non-recurring, and undeclared imputed dividend charge of approximately $2.1 million in 1998. Without consideration to the non-recurring events in 1999 and 1998, the net loss in 1999 increased by approximately $1.1 million from 1998. The increase is a direct result of the increased expenses for our sales force and other activities associated with the launch of the PROSORBA column for the treatment of RA in April 1999 offset, in part, by a decrease in research and development expenditures.

Liquidity and Capital Resources

     Our principal sources of liquidity are our cash and cash equivalents. Our cash and cash equivalents totaled approximately $7.1 million and $11.6 million at December 31, 2000 and 1999, respectively. The decrease in cash, cash equivalents of approximately $4.5 million was primarily due to $7.9 million used for general operating activities and repayment of notes payable of approximately $962,000, partially offset by cash received through the exercising of stock options of approximately $4.5 million, resulting in a net cash decrease of approximately $4.5 million for the year ended 2000. Working capital at December 31, 2000 and 1999 was approximately $4.5 million and $10.1 million, respectively. In January 2001, we received approximately $8.1 million from Fresenius HemoCare in exchange for most of our assets related to the PROSORBA column and for the prepayment of certain royalties on sale of the PROSORBA column.

     We believe our cash balance on December 31, 2000, together with the proceeds we received as a result of the modification of the Fresenius agreement, are sufficient to fund our operations through the year 2001. To the extent we decide to develop and/or acquire products related to the treatment of fibromyalgia or Cyplex(TM), we will be required to raise additional capital. The amount of capital that we may require is dependent upon many factors, including the following: Fresenius' ability to successfully market the PROSORBA column for the treatment of RA, results of current research and development efforts related to Cyplex and products to treat fibromyalgia, and the FDA regulatory process, costs of commercialization of products and potential competitive and technological advances and levels of product sales. Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we cannot estimate with certainty our mid to long-term capital needs. Although we may seek to raise additional capital through a combination of equity sources, we may not be able to raise additional capital through such sources, and even if we raise money, the funds we raise may not be sufficient to allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we will be required to delay, scale back or eliminate some or all of our planned research and development activities related to additional product opportunities.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

     We invest our excess cash in U.S. government securities and money market funds with strong credit ratings. As a result, our interest income is most sensitive to changes in the general level of U.S. interest rates. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of our financial instruments that are exposed to changes in interest rates.

Item 8.   Financial Statements and Supplementary Data

     Refer to the Index on Page F-1 of the Financial Report included herein.

Item 9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure

      None

                                    PART III

Item 10.  Directors and Executive Officers

     Our directors and executive officers, the positions held by them and their ages as of March 23, 2001 are as follows:

                NAME                      AGE                             POSITION
- ----------------------------------       -----      -----------------------------------------------------
Jay D. Kranzler, M.D., Ph.D. (4)          43        Chief Executive Officer, Chief Financial Officer and
                                                    Chairman of the Board of Directors

R. Michael Gendreau, M.D., Ph.D.          44        Executive Vice President, Research & Development, Chief
                                                    Medical Officer and Chief Scientific Officer

Sabrina Martucci Johnson                  34        Vice President, Marketing

Jack H. Vaughn (1)(2)                     80        Director

Samuel D. Anderson (1)(2)(3)              65        Director

Larry J. Kessel, M.D. (2)(3)              47        Director

Charles B. Nemeroff, M.D., Ph.D.          51        Director

(1)  Member of Audit Committee
(2)  Member of Compensation Committee
(3)  Member of Stock Option Committee
(4)  Member of the Non-Executive Officer Stock Option Committee

     JAY D. KRANZLER, M.D., PH.D., was appointed as our Chief Executive Officer and Vice-Chairman in December 1995. In April 1996, Dr. Kranzler also assumed the position of our Chief Scientific Officer until February 1999, and in November 1997, also assumed the position of our Chief Financial Officer. In April 1998, Dr. Kranzler was appointed as Chairman of the Board. From January 1989 until August 1995, Dr. Kranzler served as President, Chief Executive Officer and a director of Cytel Corporation, a publicly held biotechnology company. Dr. Kranzler has been an adjunct member of the Research Institute of Scripps Clinic since January 1989. Before joining Cytel, Dr. Kranzler was employed by McKinsey & Company, a management-consulting firm, from 1985 to January 1989 as a consultant specializing in the pharmaceutical industry.

     R. MICHAEL GENDREAU, M.D., PH.D., was appointed as our Vice President of Research and Development and Chief Medical Officer in December 1996 and was promoted to Executive Vice President of Research and Development and Chief Scientific Officer in February 1999. Dr. Gendreau joined us in 1994 and held various positions from 1994 through 1996, including Executive Director of Scientific Affairs. From 1991 to 1994, Dr. Gendreau was Vice President of Research and Development and Chief Medical Officer for MicroProbe Corporation, a developer and manufacturer of DNA probe-based diagnostic equipment.

     SABRINA MARTUCCI JOHNSON was appointed as our Vice President of Marketing in March 2001. Ms. Johnson joined the Company in August of 1998 and held various positions from 1998 through 2000, including Product Director, Executive Director of Marketing and Sales, and Vice President of Marketing and Sales. Johnson previously held marketing and sales positions with Advanced Tissue
Sciences and Clonetics.   Ms. Johnson has an MBA from the American Graduate
School of International Management (Thunderbird) and a MSc. in Biochemical Engineering from the University of London. Johnson began her career in the biotechnology industry as a research scientist with Baxter Healthcare, Hyland Division.

     JACK H. VAUGHN has served as a director since 1991. Mr. Vaughn is a retired foreign service officer, his last post having been ambassador to Columbia. Mr. Vaughn has been a director of the Nature Conservancy, Columbia Pictures and Allegheny & Western Energy Corporation.

     SAMUEL D. ANDERSON was elected by the Board to serve as a director in April 1998. Currently, Mr. Anderson is an independent consultant. From 1990 to 1991, he was the President and Chief Executive Officer of Trancel Corporation, a biotechnology company. From 1984 to 1989 Mr. Anderson was the Chief Executive Officer of Alpha Therapeutics Corporation, a blood plasma fractionator, and between 1989 and 1990 served as its Chairman of the Board. Mr. Anderson is currently Chairman of the Board of Hycor, a publicly traded company, and is also a Board member of publicly traded SeraCare.

     LARRY J. KESSEL, M.D., was elected by the Board to serve as a director in October 1999. Currently, Dr. Kessel is in private practice in internal and geriatric medicine, since 1985 he has served a medical director at Integrated Health Services, a conglomerate involved in geriatric care. He has been a clinical instructor at Jefferson Medical College since 1984. Dr. Kessel holds a position on the Board of Directors of the Gemini Fund.

     CHARLES B. NEMEROFF, M.D., Ph.D., was elected by the Board to serve as a director in March 2001. Currently, Dr. Nemeroff is the Reunette W. Harris Professor and Chairman of the Department of Psychiatry and Behavioral Sciences at the Emory University School of Medicine in Atlanta, GA. He serves on the Mental Health Advisory Council of the National Institute of Mental Health and the biomedical Research Council for NASA. Dr. Nemeroff is the President of the American College of Psychiatrists and past President of the American College of Neuropsychopharmacology. He serves as the Editor-in-Chief of Psychopharmacology Bulletin, Associate Editor of Biological Psychiatry and is the co-Editor-in-Chief of both Critical Reviews in Neurobiology and Depression and Anxiety. Dr. Nemeroff has received numerous awards for his research including the Bowis Award from the American College of Psychiatrists and the Menninger Prize from the American College of Physicians.

     Each officer serves at the discretion of the Board of Directors. Our Bylaws permit the Board of Directors to establish by resolution the authorized number of directors, and we currently have five directors authorized. Our Restated Certificate of Incorporation and Bylaws provide that the Board of Directors shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Each director holds office until the annual meeting of our stockholders which coincides with the end of such director's three-year term and until such director's successors have been elected and duly qualified.

Board Committees

     The Board of Directors has designated certain committees, including, but not limited to an Audit Committee, Compensation Committee and Stock Option Committee that has a Non-Executive Stock Option Committee.

     The Audit Committee meets with our independent auditors at least annually to review the results of the annual audit and discuss the financial statements, recommends to the Board the independent auditors to be retained, oversees the independence of the independent auditors, evaluates the independent auditors' performance, and receives and considers the independent auditors' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is composed of two directors: Mr. Vaughn (Chairman) and Mr. Anderson. In light of the recent resignation by Dr. Mark Rogers from our Board, we currently have a vacancy on our Audit Committee.

     The Compensation Committee makes recommendations based on management's inputs concerning salaries and incentive compensation, awards stock options to executives under our stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of three directors: Mr. Anderson (Chairman), Mr. Vaughn, and Dr. Kessel.

     The Stock Option Committee considers and recommends to the Board of Directors the number and terms of stock options to be granted to officers and employees. The Stock Option Committee is composed of two directors: Mr. Anderson and Dr. Kessel. The Non-Executive Officer Stock Option Committee was created by the Stock Option Committee in February 1996. It has the authority to grant certain numbers of options to employees who are not our executive officers; provided, however, that the number of options granted to employee by the Non-Executive Officer Stock Option Committee is limited to 200,000 each period between Board meetings. The Non-Executive Officer Stock Option Committee is comprised of one director: Dr. Kranzler.

Scientific Advisory Boards

     We have recently established two scientific advisory boards to provide scientific and clinical support and guidance related to our development of products related to fibromyalgia. The areas of focus of the scientific advisory boards are psychopharmacology and fibromyalgia. In addition, we have a platelet advisory board that oversees our Cyplex programs.

     The Fibromyalgia Advisory Board, or the FAB, is composed of Daniel J. Clauw, M.D., the Chairman, Associate Professor of Medicine and Orthopaedics at Georgetown University, Scientific Director for the Georgetown Chronic Pain and Fatigue Research Center, and Chief of the Division of Rheumatology, Immunology, and Allergy; Robert Bennett, M.D., FRCP, Professor of Medicine at Oregon Health Sciences University; Laurence Bradley, Ph.D., Professor of Medicine at the University of Alabama, Birmingham; Jacques Caldwell, M.D., FACR, Medical Director for Radiant Research/Daytona Beach; Simon Carette, M.D., Mphil, FRCP, Director of the Division of Rheumatology at CSPQ at Toronto Western Hospital; Don L. Goldenberg, M.D., Ph.D., Chief of Rheumatology at Newton-Wellesley Hospital, Arthritis-Fibromyalgia Center; Daniel G. Malone, M.D., Associate Professor of Medicine Section of Rheumatology, Department of Medicine at the University of Wisconsin; Mark C. Rogers, M.D., President of Paramount Capital Investments; Jon Russell, MD, PhD, Associate Professor of Medicine, Director, University Clinical Research Center, Editor, Journal of Musculoskeletal Pain, Board Chair, International MYOPAIN Society, Department of Medicine, Division of Clinical Immunology and Rheumatology for the University of Texas Health Science Center; Arthur L. Weaver, M.D., FACP, FACR, Director of Clinical Research at the Arthritis Center of Nebraska; Daniel Wallace, M.D., FACP, FACR, Clinical Processor at UCLA, Rheumatic/Arthritic Disorder Clinic; and Muhammad B. Yunus, M.D., FACP, Professor of Medicine at the University of Illinois College of Medicine. The focus of the FAB is to provide us guidance on evaluation of candidate therapeutic agents for treatment of fibromyalgia and the design and conduct of human clinical trials for the therapeutic agents identified to treat fibromyalgia.

     The Psychopharmacology Advisory Board, or the PSYAB, is composed of Charles Nemeroff, M.D., Ph.D., the Reunette W. Harris Professor and Chairman of the Department of Psychiatry and Behavioral Sciences at the Emory University School of Medicine in Atlanta, GA.; David Dunner, M.D., Director, Center for Anxiety and Depression, Department of Psychology and Behavioral Sciences at the University of Washington; Jan Fawcett, M.D., FACP, FACR, Professor and Chairman, Department of Psychiatry at Rush University; Lorrin M. Koran, M.D., Professor (Clinical) Psychiatry and Behavioral Sciences at Stanford University, Medical Center; Charles F. Reynolds, M.D. Director, MHIRC for Late-Life Mood Disorder at the University of Pittsburgh, Department of Psychiatry; Stephen Stahl, M.D., Ph.D., Chairman, Neuroscience Education Institute and Adjunct Professor at UCSD, Department of Psychiatry. The focus of the PSYAB is to provide us guidance on the identification and evaluation of candidate therapeutic agents for treating fibromyalgia.

     The Platelet Advisory Board, or the PAB, is composed of Richard H. Aster, M.D., former President, Blood Center of Southeast Wisconsin; and Scott N. Swisher, M.D., Chairman, FDA Blood Products Advisory Committee; Professor of Medicine (emeritus), University of Michigan. The PAB will oversee our programs as they relate Cyplex and to platelet therapy.

     As a result of the restructured license agreement with Fresenius HemoCare pursuant to which Fresenius HemoCare assumed responsibility for the research and development and clinical trials relating to the PROSORBA column, the three advisory boards related to the PROSORBA column (the Advisory Board for Immunology, Rheumatology, and Hematology) have been terminated.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, required our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our offices, directors and greater than ten percent beneficial owners were complied with.

Item 11.  Executive Compensation

Compensation of Directors

     Each of our non-employee directors received between $12,000 and $24,000 last year for such person's service as a director. In the year 2001, each of our non-employee directors will be entitled to receive $24,000 for service as one of our directors. Mr. Vaughn received $12,000 in cash compensation for
service as a director during fiscal year 2000.   Messrs. Anderson, Golde, and
Drs. Kessel and Rogers each received $24,000 in cash compensation for service as a director during fiscal year 2000. Mr. Golde and Dr. Rogers are no longer our directors.

     Each of our directors also may receive stock option grants under the 1996 Equity Incentive Plan. On March 22, 2001, we made the following option grants to our directors:

                                                     Shares
                                                   Underlying
                    Name                            Options(#)
            ------------------------------------------------------
             Samual D. Anderson                      3,124
             Jack H. Vaughn                          2,655
             Larry J. Kessel                         3,280
             Mark C. Rogers                          3,124

     In addition, Mr. Vaughn is entitled to receive an option to purchase 10,000 shares of our common stock upon each annual meeting at which he is still a member of the Board. Messrs. Anderson, Golde, and Drs. Kessel and Rogers received an option to purchase 100,000 shares of our common stock upon their initial election to the Board. Directors who are also our employees do not receive any fee for their service as directors. None of our directors receive any fees for their service on any committee of the Board. All of our directors are reimbursed for their out-of-pocket travel and accommodation expenses incurred in connection with their service as our directors.

Compensation of Executive Officers

     The following table sets forth all compensation awarded or paid to and earned by our Chief Executive Officer during the fiscal years ended December 31, 2000, 1999 and 1998 as well as the other executive officer whose salary and bonus was in excess of $100,000 for services rendered to us during the years ended December 31, 2000, 1999 and 1998; and two former executive officers:

                           Summary Compensation Table

                                                                                                Long-Term
                                                   Annual Compensation                         Compensation
                                           ----------------------------------------------------------------------------
                                                                                      Shares               All Other
  Name and Principal Position      Fiscal         Base                              Underlying            Compensation
                                    Year        Salary($)        Bonus($)           Options(#)                ($)
- -----------------------------------------------------------------------------------------------------------------------
Jay D. Kranzler, M.D., Ph.D.,           2000        $388,022         $264,000               124,999              $12,060(1)
    Chief Executive Officer,            1999         305,500          150,000                     -               12,800(2)
    Chief Financial Officer and         1998         277,000                -                     -               11,300(3)
    Chairman of the Board

Carl Bobkoski (4)                       2000        $145,217         $135,000                     -              $14,319(5)
    President, Chief Operating          1999         189,500                -                62,500               15,250(6)
    Officer and Corporate               1998               -                -                     -                    -
    Secretary

R. Michael Gendreau, M.D.               2000        $246,273         $125,000                15,625              $10,500(7)
    Executive Vice President,           1999         191,500           75,000                     -               10,000(8)
    Research and Development,           1998         167,400                -                18,750               10,000(9)
    Chief Medical Officer; and
    Chief Scientific Officer

Sabrina Martucci Johnson (10)           2000        $101,014         $    300                 4,687              $10,131(11)
    Vice President Marketing            1999               -                -                     -                    -
                                        1998               -                -                     -                    -

_____________
(1) Dr. Kranzler's salary was set at $427,000 per year, effective September 1, 2000. Includes $1,560 paid by us on behalf of Dr. Kranzler for life insurance premiums during 2000, and $10,500 of contributions made by us under our 401(k) plan.
(2) Includes $2,800 paid by us on behalf of Dr. Kranzler for life insurance premiums during 1999, and $10,000 of contributions made by us under our 401(k) plan.
(3) Includes $1,300 paid by us on behalf of Dr. Kranzler for life insurance premiums during 1998, and $10,000 of contributions made by us under our 401(k) plan.
(4)  Mr. Bobkoski resigned his position with us in August 2000.
(5) Includes $3,819 paid by us on behalf of Mr. Bobkoski for life insurance premiums during 2000, and $10,500 of contributions made by us under our 401(k) plan.
(6) Includes $5,250 paid by us on behalf of Mr. Bobkoski for long-term disability premiums during 1999, and $10,000 of contributions made by us under our 401(k) plan.
(7) Represents $10,500 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan during 2000.
(8) Represents $10,000 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan during 1999.
(9) Represents $10,000 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan.
(10) As a result of her employment with Fresenius in connection with our restructuring of our agreement with Fresenius Ms. Johnson's employment as
     our Vice President Marketing and Sales terminated in January 2001.   Ms.
     Johnson was employed as a consultant by us prior to March 20, 2001, when she was rehired by us as our Vice President Marketing.
(11) Represents $10,131 in contributions made by us on behalf of Ms. Johnson under our 401(k) plan.

             Stock Option Grants And Exercises In Last Fiscal Year

     We grant options to our executive officers under our 1996 Plan and our 2000 Equity Incentive Plan. As of December 31, 2000, options to purchase a total of 739,789 shares were outstanding under the 1996 Plan, options to purchase 169,366 shares remained available for grant thereunder and 375,000 shares remained available for grant under the 2000 Equity Incentive Plan. The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2000 to our executive officers:



                                                       Individual Grants                          Potential Realizable Value
                                  --------------------------------------------------------        at Assumed Annual Rates of
                                      Shares          % of Total                                    Stock Appreciation for
                                    Underlying    Options Granted to    Exercise                        Option Term($)(2)
                                      Options    Employees in Fiscal    Price Per  Expiration    -----------------------------------
          Name                      Granted (#)     Year (%) (1)        Share ($)     Date              5%            10%
- ------------------------------------------------------------------------------------------------------------------------------------
Jay Kranzler                        124,999 (3)            61%           $22.50      1/26/10        1,771,875       4,471,875
R. Michael Gendreau                  15,625 (3)             8%           $22.50      1/26/10          221,484         558,984
Sabrina Martucci Johnson              4,687 (3)             2%           $14.50       1/2/10           42,761         107,921

(1) Based upon options to purchase a total of 203,760 shares of our common stock granted during the fiscal year 2000.
(2) The potential realizable value is based upon the assumption that the fair market value of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. Actual realizable value, if any, on stock option exercises is dependent on the future performance of the common stock and overall market conditions, as well as the option holder's continued employment through the vesting period.
(3) Such options vest ratably and daily over a four-year period beginning on the date of grant.


                Aggregated Option Exercises In Last Fiscal Year
                       And Fiscal Year-End Option Values

     The following table sets forth certain information as of December 31, 2000, regarding options held by our executive officers. There were no stock appreciation rights outstanding at December 31, 2000.


                                                 Number of Shares                 Value of Unexercised
                                          Underlying Unexercised Options          In-The-Money Options
                                                   at FY-End (#)                   as of FY-End ($)(1)
                                       ----------------------------------------------------------------------
                 Name                      Exercisable     Unexercisable      Exercisable     Unexercisable
- -------------------------------------------------------------------------------------------------------------
Jay Kranzler, M.D., Ph.D.                 440,831            70,137               $0                $0

R. Michael Gendreau, M.D.                  51,372            13,753               $0                $0

Sabrina Martucci Johnson                    5,707             5,230               $0                $0

_____________
   (1) Calculation based upon $0.594, the closing sales price of the underlying shares of common stock as reported on The Nasdaq SmallCap Market on December 31, 2000, less exercise price. Since the exercise price is in excess of each of the exercise prices of the outstanding options, the value is $0.

Employment and Change of Control Agreements

     Jay D. Kranzler, M.D., Ph.D., our Chairman of the Board, Chief Executive Officer, and Chief Financial Officer had a base salary in 2000 of $388,022, and received a retention bonus of $264,000. In addition to his base salary and bonus, under his employment agreement, on January 19, 1996, Dr. Kranzler was granted an option to purchase 378,165 shares of our common stock (which amount represented 8% of our common stock on a fully diluted basis on the date of grant) at an exercise price equal to $12.00 per share. The options are fully vested. In August 1997, Dr. Kranzler was granted an option to purchase 34,679 shares of our common stock at an exercise price of $13.00 per share and vest 25% one year from the date of grant and thereafter ratably and daily over a four year period. On January 27, 2000, Dr. Kranzler was granted an option to purchase 124,999 shares of our common stock at an exercise price of $22.50 per share and vest ratably and daily over a four-year period. As of January 29, 2001, options to purchase 440,831 shares of our common stock had vested. In January 2001, we amended our Employment Agreement with Dr. Kranzler. Pursuant to the amendment, Dr. Kranzler's salary is set at $427,000, effective September 1, 2000. In addition, in the event that Dr. Kranzler is terminated, Dr. Kranzler is entitled to severance payments equal to his base salary. The severance payments will be pro-rated in the event Dr. Kranzler is terminated prior to August 31, 2001, based on the number of months he has served as our Chief Executive Officer from September 1, 2000 until the date of termination. In the event Dr. Kranzler is replaced as our Chief Executive Officer, Dr. Kranzler may elect to continue in the position of executive Chairman of the Board, devoting up to 50% of his time capacity to such position, at a pro-rated salary until December 31, 2003. As an alternative, Dr. Kranzler may elect to act solely as a non-executive Chairman of the Board, with no time commitment to us beyond acting as Chairman, and if he makes such election, Dr. Kranzler's salary shall be reduced to 25% of his base salary until December 31, 2003. Dr. Kranzler will receive this reduced compensation, based on which election he makes through December 31, 2003, even if Dr. Kranzler resigns as Chairman or Director and no longer devotes any time to us. In addition, in the event that Dr. Kranzler is terminated without cause, the consummation of a merger, consolidation, corporate reorganization or acquisition of all or substantially all of our assets that does not provide for Dr. Kranzler to assume the duties of the Chief Executive Officer, any demotion or removal of Dr. Kranzler from the position of Chief Executive Officer, then the vesting of all of Dr. Kranzler's outstanding options will be accelerated and all his options will be immediately exercisable.

     In April 1996, we entered into an employment agreement with Dr. R. Michael Gendreau, our Executive Vice President, Research and Development, Chief Scientific Officer and Chief Medical Officer, whereby Dr. Gendreau's annual compensation consisted of a base salary of $149.000. During 2000, Dr. Michael Gendreau received a base salary of $246,273 and a retention bonus of $125,000, to be credited against any severance payments due to Dr. Gendreau in the future if he is terminated without cause. In April 1996, we also granted Dr. Gendreau options to purchase up to 15,625 shares of our common stock at an exercise price of $16.15 per share. On January 1, 1998, Dr. Gendreau was granted an option to purchase 6,250 shares of our common stock at an exercise price of $11.50 per share and on August 10, 1998 he was granted an additional option to purchase 12,500 shares of our common stock at an exercise price of $18.75 per share which vest 25% after one year upon grant and thereafter ratably and daily over a three year period. On January 27, 2000, Dr. Gendreau was granted an option to purchase 15,625 shares of our common stock at an exercise price of $22.50 per share, which vest ratably and daily over a four-year period. As of January 29, 2001, options to purchase a total of 49,555 shares of common stock had vested. In the event that Dr. Gendreau's employment with us is terminated by us without cause due to a corporate merger or acquisition, Dr. Gendreau will receive a six-month salary severance.

     In February 1999, we entered into an employment agreement with Carl F. Bobkoski, our former President, Chief Operating Officer and Corporate Secretary. Mr. Bobkoski resigned in August 2000. During 2000, Mr. Bobkoski was paid $145,217 in base salary through August 2000. In addition, in January 2000, Mr. Bobkoski was paid a retention bonus of $135,000, to be credited against any severance payments that he may have been entitled to in the future if he was terminated without cause. Mr. Bobkoski was not paid any severance in connection with his resignation.

          Report Of Compensation Committee on Executive Compensation

     The Compensation Committee (the "Compensation Committee") is currently composed of Mr. Anderson, Dr. Kessel and Mr. Vaughn, directors who are not our employees. The Committee is responsible for establishing and administering our executive compensation arrangements.
- ----------------------------
1 The material in this report is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Philosophy

     We believe that a competitive, goal-oriented compensation policy is critically important to the creation of value for stockholders. To that end, we have created an incentive compensation program intended to reward outstanding individual performance. The goals of the compensation program are to align compensation with business objectives and performance to enable us to attract and retain the highest quality executive officers and other key employees, reward them for our progress and motivate them to enhance long-term stockholder value. Our compensation program is intended to implement the following principles:

     . Compensation should be related to the value created for stockholders. . Compensation programs should support the short-term and long-term strategic goals and our objectives.
     . Compensation programs should reflect and promote our values and reward individuals for outstanding contributions to our success.
     . Short-term and long-term compensation programs play a critical role in attracting and retaining well-qualified executives.

     While compensation opportunities are based in part upon individual contribution, the actual amounts earned by executives in variable compensation programs are also based upon how we perform. The executive compensation for the Chief Executive Officer and all other executives is based upon three components, each of which is intended to serve our compensation principles.

Base Salary

     Base salary is targeted at the competitive median for similar companies in the biotechnology industry. For the purpose of establishing these levels, the Compensation Committee compares our compensation structure from time to time with the companies that are located in San Diego covered in a compensation survey of the San Diego biotechnology industry entitled, Biotech Education Development Coalition.

     Based upon its reviews of industry data, the Compensation Committee determined that the base salaries of the Chief Executive Officer and all other executive officers were appropriate and necessary to attract individuals of such high caliber within the biotechnology industry. The Compensation Committee reviews the salaries of the Chief Executive Officer and other executive officers each year and such salaries may be increased based upon (i) the individual's performance and contribution (ii) our performance and (iii) increases in median competitive pay levels.

Annual Incentives

     We have a cash bonus program whereby bonus amounts are determined based upon the achievement of corporate goals and individual performance. Any bonus is based, in part, upon our performance and in part on individual performance. The Compensation Committee believes bonus amounts are similar to those paid by other companies in the biotechnology industry.

Long-Term Incentives

     Long-term incentive compensation is provided through grants of options to purchase shares of our common stock to the Chief Executive Officer, other executive officers and other employees. The stock options are intended to retain and motivate all employees to improve our long-term performance. It is common in the biotechnology industry to grant stock options to all employees. Stock options have been granted to all of our full-time employees. Executives and other employees receive value from these grants only if our common stock appreciates over the long-term. The Compensation Committee believes the amount and value of such grants are based upon levels similar to other companies in the biotechnology industry. Generally, stock options are granted with an exercise price equal to prevailing market value. The stock options generally vest in increments over a period of years.

Compensation of the Chief Executive Officer

      Dr. Kranzler, our Chief Executive Officer, assisted us in achieving certain of our goals in 2000. During 2000, in response to the sales of the PROSORBA column and resulting cash flow during the year, we entered into negotiations to restructure the exclusive distribution agreement with Fresenius with respect to the PROSORBA column. As a result of these negotiations, in January 2001 we received a payment for certain assets related to the PROSORBA column and an upfront payment for future column sales of approximately $8.1 million. In accordance with the policies noted above, and in consideration of Dr. Kranzler's contributions to us, Dr. Kranzler received $388,022 in 2000 for his salary, a 27% increase over what Dr. Kranzler received in 1999 for his salary. In addition, Dr. Kranzler's salary was set at $427,000, effective September 1, 2000. The committee also awarded Dr. Kranzler a $264,000 bonus in 2000.

Limitation on Deduction of Compensation Paid to Certain Executive Officers

     Section 162(m) of the Code limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain executive officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code.

     The statute containing this law and the applicable proposed Treasury regulations offer a number of transitional exceptions to this deduction limit for pre-existing compensation plans, arrangements and binding contracts. As a result, the Compensation Committee believes that at the present time it is quite unlikely that the compensation paid to any executive officer in a taxable year which is subject to the deduction limit will exceed $1 million. Therefore, the Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to our executive officers shall be designed to qualify as "performance-based compensation."

                  Compensation Committee
                  Sam Anderson, Chairman
                  Larry Kessel, M.D.
                  Jack Vaughn

                       STOCK PRICE PERFORMANCE GRAPH (1)

Comparison of Cumulative Return on Investment

     The following Stock Price Performance Graph compares our cumulative total stockholder return on our common stock for the periods indicated with the cumulative total return of the NASDAQ OTC Index and the NASDAQ Pharmaceuticals Stock Index. We have not declared any dividends since our inception. The Board and the Committee recognize that the market price of our common stock is influenced by many factors, only one of which is our performance. The historical stock price performance shown on the Stock Price Performance Graph is not necessarily indicative of future stock price performance.



                             1995    1996    1997    1998    1999    2000
NASDAQ OTC                   100     123     150.7   212.5   394.9   237.6
CYPRESS BIOSCIENCE, INC.     100     68.9    51.1    106.7   64.4    21.1
NASDAQ PHARMACEUTICAL INDEX  100     100.3   103.7   132     248     308.5



The above comparison assumes $100 was invested in our common stock and each index on December 31, 1995.

(1) This Section is not "soliciting material", is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 1, 2001 with respect to (i) each stockholder known to us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director, (iii) our Chief Executive Officer and our other most highly compensated executive officers at March 1, 2001 and (iv) all our directors and executive officers as a group. Except as set forth below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

                                                                 Amount and Nature of
                                                                Beneficial Ownership of        Percent of Class of
Beneficial Owner of Common Stock (1)                              Common Stock  (2)               Common Stock (2)
- ------------------------------------                             ----------------------         -------------------

Paramount Capital Asset Management, Inc...............                 1,784,521 (3)                  29.2%
 787 Seventh Avenue, 44th Floor
 New York, NY 10019
Mark C. Rogers........................................                    12,721 (4)                    *
Jay D. Kranzler.......................................                   512,188 (5)                   7.8%
Sabrina Martucci Johnson..............................                     6,338 (6)                    *
R. Michael Gendreau...................................                    55,612 (7)                    *
Jack H. Vaughn........................................                    13,313 (8)                    *
Samuel D. Anderson....................................                    13,263 (9)                    *
Larry J. Kessel.......................................                    13,607 (10)                   *
Carl Bobkoski.........................................                       611 (11)                   *
All Directors and Executive Officers as a
Group (9 persons).....................................                   627,653                       9.4%

*Less than one percent

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedule 13Ds filed with the Securities and Exchange Commission (the "Commission"). Except as shown otherwise in the table, the address of each stockholder listed is in care of Cypress Bioscience Inc. at 4350 Executive Drive, Suite 325, San Diego, California, 92121.
(2) Except as otherwise indicated in the footnotes of this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable within 60 days of March 1, 2001 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentage of beneficial ownership is based upon 6,105,350 shares of our Common Stock outstanding as of March 1, 2001.
(3) Dr. Lindsay A. Rosenwald is the sole shareholder of Paramount Capital Asset Management, Inc. ("Paramount Capital"). Paramount Capital is the general partner of Aries Domestic Fund, L.P., a limited partnership incorporated in Delaware ("Aries Domestic I & II") and the investment manager of The Aries Master Fund, a Cayman Islands trust ("The Aries Master Fund"). Of the 1,784,521 shares of Common Stock indicated as beneficially held, Paramount Capital shares voting and dispositive power with the following persons or entities: Aries Domestic with respect to 524,298 of the shares; Aries Domestic II with respect to 42,201 of the shares; and The Aries Master Fund with respect to 1,218,022 of the shares.
(4) Dr. Mark Rogers resigned from our Board in March 2001 but is currently on one of our scientific advisory board, Dr. Rogers is the President of Paramount Capital Investments. The amount excludes the number of shares held by Paramount Capital since Dr. Rogers does not have any voting or dispositive power of the shares held by Paramount Capital. Includes 12,721 shares of Common Stock issuable pursuant to options exercisable within 60 days of March 1, 2001.
(5) Includes 462,029 shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2001, 7,500 of which are held in an irrevocable trust for the benefit of Dr. Kranzler's children. Also includes 1,875 shares of common stock held in an irrevocable trust for the benefit of Dr. Kranzler's children. Also includes 45,160 shares of common stock held by our 401(k) plan for which Dr. Kranzler, as trustee of the 401(k) plan, has voting rights to such shares.
(6) Includes 6,338 shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2001.
(7) Includes 55,612 shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2001.
(8) Includes 13,313 shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2001.
(9) Includes 10,138 shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2001.
(10) Includes 13,357 shares of common stock issuable pursuant to options or other rights exercisable within 60 days of March 1, 2001.
(11) Includes 12 shares held by Alex Bobkoski, 12 shares held by Betsy Bobkoski and 12 shares held by Catherine Bobkoski. Mr. Bobkoski resigned in August 2000.

Item 13.  Certain Relationships and Related Transactions

     We have entered into an employment agreement with two of our executive officers, as described under the caption "Management - Employment Agreements." We have also granted stock options to certain of our directors and executive officers. See "Management - Executive Compensation."

     Pursuant to a Consulting Agreement between us and Sam Anderson dated February 1, 2001, Mr. Anderson will serve as a consultant to us to assist on an as needed basis. Mr. Anderson will be paid $2,000 per day for any days that exceed his commitment as a member of our Board of Directors.

     Pursuant to a Consulting Agreement between us and Dr. Kessel dated October 28, 1999, Dr. Kessel agreed to spend on average three days per month working on our behalf on clinical, sales and marketing issues, at $4,000 per month. As of December 31, 2000, we had paid $52,000 to Dr. Kessel under such agreement.

     Our Bylaws provide that we will indemnify our directors and executive officers and may indemnify our other officers, employees and other agents to the fullest extent permitted by Delaware law. We are also empowered under our bylaws to enter into indemnification contracts with our directors and officers and to purchase insurance on behalf of any person who we are required or permitted to indemnify. Pursuant to this provision, we have entered into indemnity agreements with each of our directors and officers and currently maintain directors and officers insurance coverage.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1)  Financial Statements

Our financial statements are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index on page F-1.

(2)  Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(3)  Exhibits

Exhibit No.                             Description                              Incorporated by Reference to
- --------------------------------------------------------------------------------------------------------------------------

 3.1                    Amended and Restated Certificate of          Exhibit 3.1 to Form 10-Q for the quarter ended March
                        Incorporation                                30, 1996
 3.2                    Certificate of Amendment filed on March 9,
                        2001
 3.3                    By-Laws, as amended                          Exhibit 3.2 to 1995 Form 10-K
 4.1                    Form of Stock Certificate                    Exhibit 4.1 to Form S-1 Registration Statement No.
                                                                     33-41225
10.1                    Agreement and Plan of Merger and             Exhibit 2.1 to Form 10-Q for quarter ended September
                        Reorganization dated October 10, 1996, by    30, 1996
                        and among Registrant, Cypress Acquisition
                        Sub, Inc. and PRP, Inc.
10.2                    1996 Equity Incentive Plan (the "1996        Exhibit 99.1 to Form S-8 Registration Statement No.
                        Plan")                                       333-06771
10.3                    Form of Incentive Stock Option Agreement     Exhibit 3.1 to Form 10-Q for the quarter ended March
                        under the 1996 Plan                          30, 1996
10.4                    Form of Non-Statutory Stock Option           Exhibit 3.1 to Form 10-Q for the quarter ended March
                        Agreement under 1996 Equity Incentive Plan   30, 1996
10.5                    Incentive Stock Option and Appreciation      Exhibit 99.4 to Form S-8 Registration Statement No.
                        Plan, as amended June 29, 1992               333-06771
10.6                    Amended and Restated 1988 Nonqualified       Exhibit 99.6 to Form S-8 Registration Statement No.
                        Stock Option Plan                            333-06771
10.7                    Form of Nonqualified Stock Option            Exhibit 99.7 to Form S-8 Registration Statement No.
                        Agreement under the 1988 Plan                333-06771
10.8                    Form of Stock Option Agreement for           Exhibit 99.8 to Form S-8 Registration Statement No.
                        issuance's of all non-plan options           333-06771
10.9                    Stock Option and Stock Appreciation Plan     Exhibit 28.1 to Form S-8 Registration Statement No.
                                                                     333-06771
10.10                   Employment Agreement dated December 28,      Exhibit 10.8 to Form 10-K for the year ended
                        1996 between the Registrant and Jay D.       December 31, 1995
                        Kranzler
10.11                   Letter Amendment dated July 19, 1996 to
                        Employment Agreement between the
                        Registrant and Jay D. Kranzler
10.12                   Second Amendment dated July 1, 2000 to
                        Employment Agreement between the
                        Registrant and Jay D. Kranzler


10.13                   Third Amendment to Employment Agreement
                        dated January 31, 2001 between the
                        Registrant and Jay D. Kranzler
10.14                   Employment Agreement dated April 29, 1996
                        between the Registrant and R. Michael
                        Gendreau
10.15                   Employment Offer Letter dated as of          Exhibit 10.38 to 1998 Form 10K
                        February 18, 1999 between the Registrant
                        and Carl F. Bobkoski
10.16                   Sublease dated February 1, 1999 between      Exhibit 10.41 to 1998 Form 10K
                        the Company and Cardia Pacemakers, Inc.
                        and related lease dated August 1991
                        between Michael R. Mastro and Redmond East
                        Associates and Incontrol, Inc. and
                        Amendments One through Ten
10.17                   Asset Purchase Option Agreement dated        Exhibit 10.2 to Form 10-Q from the quarter ended
                        March 26, 1999 between the Registrant,       March 31, 1999
                        Fresenius Hemotechnology, Inc. and
                        Fresenius Aktiengesellschaft
                        (collectively, "Fresenius")
10.18                   Registration Agreement with Fresenius        Exhibit 10.3 to Form 10-Q from the quarter ended
                        dated March 26, 1999                         March 31, 1999
10.19                   Securities Purchase Agreement dated March    Exhibit 10.4 to Form 10-Q from the quarter ended
                        26, 1999 between the Registrant and          March 31, 1999
                        Fresenius
10.20                   Common Stock Purchase Warrant dated March    Exhibit 10.5 to Form 10-Q from the quarter ended
                        26, 1999 between the Registrant and          March 31, 1999
                        Fresenius
10.21                   Loan and Securities Agreement between the    Exhibit 10.1 to Form 10-Q from the quarter ended
                        Registration, PRP, Inc. and Transamerica     September 30, 1999
                        Business Credit Corporation
10.22                   Stock Subscription Warrant to Purchase       Exhibit 10.2 to Form 10-Q from the quarter ended
                        Common Stock of the Registration between     September 30, 1999
                        the Registrant and TBCC Funding Turst II
                        or its registered assigns
10.23                   Asset Purchase Agreement dated January 19,   Exhibit 2.1 to Form 8-K filed on January 22, 2001
                        2001 by and among the Registrant,
                        Fresenius HemoCare and Fresenius HemoCare
                        GmbH (collectively, "Fresenius")
10.24                   Amended and Restated License and             Exhibit 2.2 to Form 8-K filed on January 22, 2001
                        Distribution Agreement dated January 19,
                        2001 by and among the Registrant and
                        Fresenius
10.25                   2000 Equity Incentive Plan
10.26                   Form of Stock Option Agreement for use
                        with the 2000 Equity Incentive Plan
 23.1                   Consent of Ernst & Young LLP, Independent
                        Auditors
 24.1                   Power of Attorney                            Reference is made to page [37]

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on January 23, 2001, as amended by the Form 8-K/A filed on January 23, 2001, in connection with the asset purchase by Fresenius and the amendment and restatement of the license and distribution agreement with Fresenius.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Cypress Bioscience, Inc.
                                  By:  /s/ Jay D. Kranzler, M.D., Ph.D.
                                      ----------------------------------
                                      Jay D. Kranzler, M.D., Ph. D.
                                      Chief Executive Officer, Chief Financial
                                      Officer, And Chairman of the Board
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

Date:  April 2, 2001

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                             Title                                        Date
           ---------                                             -----                                        -----
/s/ Jay D. Kranzler, M.D., Ph.D.           Chief Executive Officer, Chief Financial Officer and           April 2, 2001
- -----------------------------------------  Chairman of the Board (Principal Executive Officer
Jay D. Kranzler, M.D., Ph.D.               and Principal Financial and Accounting Officer)


/s/ Larry J. Kessel, M.D.                  Director                                                       April 2, 2001
- -----------------------------------------
Larry J. Kessel, M.D.

/s/ Charles Nemeroff, M.D., Ph.D.          Director                                                       April 2, 2001
- -----------------------------------------
Charles Nemeroff, M.D., Ph.D.

/s/ Jack H. Vaughn                         Director                                                       April 2, 2001
- -----------------------------------------
Jack H. Vaughn

/s/ Samuel D. Anderson                     Director                                                       April 2, 2001
- -----------------------------------------
Samuel D. Anderson

                                        CYPRESS BIOSCIENCE, INC.
                              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors.....................................................  F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999..........................................  F-3

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998............  F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998..  F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998............  F-6

Notes to Consolidated Financial Statements............................................................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders

Cypress Bioscience, Inc.

     We have audited the accompanying consolidated balance sheets of Cypress Bioscience, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cypress Bioscience, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP


San Diego, California
February 9, 2001, except for the first paragraph of
Note 7, as to which the date is
March 9, 2001.

                            CYPRESS BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                   2000                        1999
                                                                            ----------------           -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                                      $  7,102,317                $ 11,569,966
 Accounts receivable from agreement with Fresenius                                   439,315                     387,474
 Prepaid expenses                                                                    104,178                     389,180
 Assets held for sale                                                                 26,739                           -
 Debt acquisition cost - current                                                      76,612                     144,654
                                                                                ------------                ------------
  Total current assets                                                             7,749,161                  12,491,274

Property and equipment, net                                                          102,048                     226,042
Other assets                                                                          40,062                     114,156
                                                                                ------------                ------------
  Total assets                                                                  $  7,891,271                $ 12,831,472
                                                                                ============                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                               $    936,251                $    952,932
 Accrued compensation                                                                171,360                     135,211
 Accrued liabilities                                                                 267,182                     478,477
 Current portion of long-term obligations                                          1,578,562                     843,941
 Current portion of convertible debentures                                           275,000                           -
 Current portion of capital leases                                                         -                       6,167
                                                                                ------------                ------------
  Total current liabilities                                                        3,228,355                   2,416,728

Convertible debentures                                                                     -                     400,000
Long-term obligations, net of current portion                                        563,688                   2,260,570
Capital leases, net of current portion                                                     -                       9,321

Commitments and contingencies (Note 5)

Stockholders' equity:
 Common stock, $.02 par value; authorized 75,000,000 shares;
         issued and outstanding, 6,105,350 and 5,789,264 shares at
         December 31, 2000 and 1999, respectively                                    122,107                     115,785
 Additional paid-in capital                                                      100,269,714                  95,419,635
 Accumulated deficit                                                             (96,292,593)                (87,790,567)
  Total stockholders' equity                                                       4,099,228                   7,744,853
                                                                                ------------                ------------
  Total liabilities and stockholders' equity                                    $  7,891,271                $ 12,831,472
                                                                                ============                ============

See accompanying notes to the consolidated financial statements.

                            CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years Ended December 31,
                                                        2000                       1999                          1998
                                                  ---------------             ---------------             ------------------
Revenues:
   Revenue from Fresenius agreement                   $ 2,975,208                 $ 1,284,583                    $         -
   Product sales                                                -                     588,120                      2,374,970
   Grant income                                                 -                           -                        308,470
                                                      -----------                 -----------                   ------------
                                                        2,975,208                   1,872,703                      2,683,440

Costs and expenses:
  Production costs                                        426,971                     888,015                      2,113,781
  Sales and marketing                                   5,922,706                   5,937,463                      2,378,443
  Research and development                              1,880,086                   1,889,933                      4,290,727
  General and administrative                            3,331,869                   3,689,739                      3,345,241
                                                      -----------                 -----------                   ------------
                                                       11,561,632                  12,405,150                     12,128,192

Other income (expense):
   Interest income                                        633,523                     496,740                        341,755
   Interest expense                                      (549,125)                   (160,766)                       (41,953)
   Gain on sale of assets, net                                  -                   2,411,532                              -
                                                      -----------                 -----------                   ------------
                                                           84,398                   2,747,506                        299,802

Net loss before imputed dividend on
    Series A convertible preferred stock               (8,502,026)                 (7,784,941)                    (9,144,950)

Undeclared, imputed dividend on Series A
    convertible preferred stock                                 -                           -                     (2,078,431)
                                                      -----------                 -----------                   ------------
Net loss applicable to common
     Stockholders                                     $(8,502,026)                $(7,784,941)                  $(11,223,381)
                                                      ===========                 ===========                   ============

Net loss per share applicable to common
 stockholders - basic and diluted                     $     (1.40)                $     (1.38)                  $      (2.29)
                                                      ===========                 ===========                   ============
Shares used in computing net loss
    per share applicable to common
    stockholders - basic and diluted                    6,052,905                   5,630,495                      4,904,343
                                                      ===========                 ===========                   ============


   See accompanying notes to the consolidated financial statements.

                            CYPRESS BIOSCIENCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                             Preferred Stock                 Common Stock
                                                       ----------------------------------------------------------
                                                          Shares       Par Value        Shares        Par Value
                                                       ----------------------------------------------------------
                                                       ----------------------------------------------------------

Balance at December 31, 1997                                       -             -       4,818,226      $ 96,364
 Stock options and warrants exercised                              -             -         109,586         2,192
 Deferred compensation related to stock options and                -             -               -             -
  warrants
 Stock issued to match 401(k) contributions                        -             -           9,103           182
 Series A convertible preferred stock issued in
  September 1998 private placement                         3,063,561      $ 61,271               -             -

 Imputed dividend on Series A convertible
      preferred stock                                              -             -               -             -
 Preferred stock conversions                              (1,906,729)      (38,135)         238,341        4,767
 Amortization of deferred compensation                             -             -                -            -
 Net loss                                                          -             -                -            -
                                                       ----------------------------------------------------------
Balance at December 31, 1998                               1,156,832         23,136        5,175,256     103,505
 Stock options and warrants exercised                              -              -          421,315       8,426
 Deferred compensation related to stock options                    -              -                -           -
 Stock issued to match 401(k) contributions                        -              -           10,898         218
 Sale of common stock to Fresenius                                 -              -           37,191         744
 Sale of warrants to Fresenius                                     -              -                -           -
 Preferred stock conversions                              (1,156,832)       (23,136)         144,604       2,892
 Stock issued for services                                         -              -                -           -
 Warrants issued to lendor                                         -              -                -           -
      Net loss                                                     -              -                -           -
                                                       ----------------------------------------------------------

Balance at December 31, 1999                                       -               -       5,789,264     115,785
 Issuance of Stock upon options exercised                          -               -         285,681       5,714
  Compensation related to stock options                            -               -               -           -
 Stock issued to match 401(k) contributions                        -               -          22,199         444
 Conversion of 7% debentures plus interest                         -               -           6,948         139
 Issuance of common stock for services                             -               -           1,533          31
 Retirement of fractional shares for
  reverse split                                                    -               -             275          (6)
 Net loss and comprehensive net loss                               -               -               -           -
                                                       ----------------------------------------------------------
Balance at December 31, 2000                                       -      $        -       6,105,350    $122,107
                                                       ==========================================================

                            CYPRESS BIOSCIENCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                              Additional           Deferred         Accumulated
                                                           Paid-in Capital       Compensation          Deficit         Total
                                                          ---------------------------------------------------------------------
                                                          ---------------------------------------------------------------------

Balance at December 31, 1997                                 $ 78,716,188       $ (504,315)      $(68,782,245)     $ 9,525,992
 Stock options and warrants exercised                           1,463,777                -                  -        1,465,969
 Deferred compensation related to stock options and
  warrants                                                        194,870         (194,870)                 -                -
 Stock issued to match 401(k) contributions                       207,172                -                  -          207,354
 Series A convertible preferred stock issued in
  September 1998 private placement                              3,063,561       $   61,271          4,269,196        4,330,467
 Imputed dividend on Series A convertible
      preferred stock                                           2,078,431                -         (2,078,431)               -
 Preferred stock conversions                                       33,368                -                  -                -
 Amortization of deferred compensation                                  -          459,739                  -          459,739
 Net loss                                                               -                -         (9,144,950)      (9,144,950)
                                                          ---------------------------------------------------------------------
Balance at December 31, 1998                                   86,963,002         (239,446)       (80,005,626)       6,844,571
 Stock options and warrants exercised                           6,491,853                -                  -        6,500,279
 Deferred compensation related to stock options                         -          239,446                  -          239,446
 Stock issued to match 401(k) contributions                       205,926                -                  -          206,144
 Sale of common stock to Fresenius                                999,256                -                  -        1,000,000
 Sale of warrants to Fresenius                                    500,000                -                  -          500,000
 Preferred stock conversions                                       20,244                -                  -                -
 Stock issued for services                                         13,750                -                  -           13,750
 Warrants issued to lendor                                        225,604                -                  -          225,604
      Net loss                                                          -                -         (7,784,941)      (7,784,941)
                                                          ---------------------------------------------------------------------
Balance at December 31, 1999                                   95,419,635                -        (87,790,567)       7,744,853
 Issuance of Stock upon options exercised                       4,449,580                -                  -        4,455,294
  Compensation related to stock options                            26,000                -                  -           26,000
 Stock issued to match 401(k) contributions                       172,548                -                  -          172,992
 Conversion of 7% debentures plus interest                        151,976                -                  -          152,115
 Issuance of common stock for services                             49,969                -                  -           50,000
 Retirement of fractional shares for
  reverse split                                                         6                -                  -                -
 Net loss and comprehensive net loss                                    -                -         (8,502,026)      (8,502,026)
                                                       ------------------------------------------------------------------------
Balance at December 31, 2000                                 $100,269,714       $        -       $(96,292,593)     $ 4,099,228
                                                       ========================================================================

       See accompanying notes to the consolidated financial statements.

                            CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                    2000                   1999                    1998
                                                               --------------         --------------         ---------------

Operating Activities
Net loss                                                          $(8,502,026)           $(7,784,941)              $(9,144,950)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                       262,721                253,627                   549,953
  Amortization of deferred compensation                                     -                239,446                   459,739
  Stock and options issued for services and interest payments          76,000                239,354                         -
  Common stock issued for employee services                           172,992                206,144                   207,354
  Gain on sale of facility and inventory to Fresenius                       -             (2,497,127)                        -
  Loss (Gain) on disposal of property and equipment                         -                 85,595                    (6,610)
  Changes in operating assets and liabilities:
     Accounts receivable, net                                               -                584,200                   (36,161)
     Receivable from agreement with Fresenius                         (51,841)              (387,474)                  (34,811)
     Inventories                                                            -               (235,437)                 (386,439)
     Prepaid expenses                                                 285,003               (134,289)                 (140,509)
     Other assets                                                     (11,292)               (20,360)                        -
     Accounts payable and other accrued liabilities                  (164,712)              (468,211)                   44,588
                                                                  ------------           ------------              ------------
Net cash used in operating activities                              (7,933,155)            (9,919,473)               (8,487,846)

Investing Activities
    Proceeds from sale of facility and inventory to Fresenius               -              5,245,517                         -
    Purchase of property and equipment                                (21,359)              (149,358)                 (345,636)
    Proceeds from sale of property and equipment                            -                 15,050                    11,859
    Purchase of short-term investments                                      -                      -                (1,000,900)
    Sale of short-term investments                                          -                      -                 1,975,233
    Release (deposit) of restricted cash                                    -                 35,000                   (35,000)
                                                                  ------------           ------------              ------------
Net cash (used) provided by investing activities                      (21,359)             5,146,209                   605,556

Financing Activities
    Net proceeds from issuance of common stock and warrants                 -              1,500,000                         -
    Net proceeds from issuance of preferred stock                           -                      -                 4,330,467
    Net proceeds from exercise of stock options and warrants        4,455,293              6,500,279                 1,465,969
    Proceeds from term loan                                                 -              3,000,000                         -
    Proceeds (payments) of capital lease obligation                    (6,167)               (15,831)                   19,298
    Proceeds from note payable                                              -                      -                   144,804
    Payments on notes payable                                        (962,261)               (40,293)                        -
    Deferred financing costs                                                -               (220,493)                        -
                                                                  ------------           ------------              ------------
Net cash provided by financing activities                           3,486,865             10,723,662                 5,960,538

Increase (decrease) in cash and cash equivalents                   (4,467,649)             5,950,398                (1,921,752)
   Cash and cash equivalents at beginning of the year              11,569,966              5,619,568                 7,541,320
                                                                  ------------           ------------              ------------
   Cash and cash equivalents at end of the year                   $ 7,102,317            $11,569,966               $ 5,619,568
                                                                  ============           ============              ============

Supplemental disclosure of cash flow information
   Interest paid                                                  $   410,725            $   131,116               $    40,873
                                                                  ============           ============              ============

Non cash disclosure

During 2000, the Company paid off convertible debentures of $125,000 and accrued interest of approximately $27,115 through the issuance of approximately 6,948 shares of common stock.

See accompanying notes to the consolidated financial statements.

                           CYPRESS BIOSCIENCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   FORMATION AND BUSINESS OF THE COMPANY

     Prior to December 31, 2000, Cypress Bioscience, Inc. (the "Company") was engaged in the product development and marketing of the PROSORBA(R) column for the treatment of types of rheumatoid arthritis ("RA") and idiopathic thrombocytopenia purpura ("ITP"), which are types of immune disorders and is engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The PROSORBA column absorbs antibodies and circulating immune complexes and modulates the patient's inappropriate immune response to certain diseases.

     In January 2001, the Company sold to Fresenius HemoCare, Inc. most of its assets related to the PROSORBA column, including the United States Food and Drug Administration pre-market approvals and applications for the PROSORBA column.
In addition, the Company amended its existing license agreement with Fresenius HemoCare and its parent company, Fresenius HemoCare GmbH, so that Fresenius HemoCare is now solely responsible for all ongoing clinical trials, regulatory support, and the marketing and distribution of the PROSORBA column. Through December 31, 2000, the Company marketed the PROSORBA column for the treatment of types RA and ITP and was engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. In March 1999, the Food and Drug Administration ("FDA") granted the Company marketing clearance to distribute the PROSORBA column for the treatment of moderate to severe RA. The Company previously received marketing clearance from the FDA in December 1987 to distribute the PROSORBA column for the treatment of ITP, an immune-mediated bleeding disorder.

     The Company is now focusing its expertise and resources on developing therapeutics for the treatment of other rheumatologic disorders and has begun a program directed at the development of drug candidates for the treatment of fibromyalgia, a chronic pain condition. In addition, the Company has evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and expects to continue to do so in the future. The Company is also continuing to develop Cyplex, a platelet alternative, as an alternative to traditional platelet transfusions.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     In January 2001, the Company revised its agreement with Fresenius HemoCare. Pursuant to the terms of the revised agreement, retroactive to January 1, 2001, Fresenius HemoCare will be responsible for all sales, marketing, clinical and regulatory activities and expenses worldwide, and hired the Company's relevant personnel to support those efforts. Upon completion of the agreement the Company received a payment of $8 million, a portion of which reflects prepaid royalties. For the first five years beginning in 2001, the agreement provides for additional royalty payments based on certain sales thresholds for the PROSORBA column, and additional royalty payments after the first five years for the commercial life of the PROSORBA column worldwide. The purchase agreement provided for continuation of employment with Fresenius for the employees of the Company related to the sales, marketing and clinical research and development of the PROSOBA column. Fresenius also assumed obligations related to the column including the required FDA continuing clinical development of the column and all capital and operating leases associated with the column operations.

     Revenue from the Fresenius agreement, for the year ended December 31, 2000, consisted of the Company's pro rata share of PROSORBA column sales by Fresenius as determined under the agreement entered into in March 1999. The Company's pro rata share of PROSORBA column sales was determined as the total of allowable reimbursable expenses incurred by the Company for royalty, research and development and sales and marketing expenses plus the Company share of any remaining net profit generated under the agreement. The Company's share of remaining net profit was calculated as the gross profit from PROSORBA column sales less reimbursed expenses incurred by the Company and Fresenius HemoCare.

     As of December 31, 2000, the Company had working capital of approximately $4.5 million and an accumulated deficit of approximately $96.3 million. The Company's future success depends on the ability of the Company to develop and market new products, as well as the success of Fresenius in marketing the PROSORBA column. The Company believes that its working capital as of December 31, 2000 plus the approximately $8 million proceeds from the transaction with Fresenius HemoCare will be adequate to fund its operations through December 31, 2001.

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

Cash, Cash Equivalents and Short-term Investments

     Cash and cash equivalents consist of cash, money market funds and other highly liquid investments with a maturity of three months or less from the date of purchase. The Company applies Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
115), to its short-term investments. Under SFAS No. 115, the Company classifies its short-term investments as "available-for-sale" and records such assets at estimated fair value in the balance sheets with unrealized gains and losses, if any, reported in stockholders' equity. As of December 31, 2000, the cost of short-term investments approximated fair value and all of the Company's short-term investments were in money market accounts. The Company has not experienced any losses on its cash, cash equivalents, or short-term investments.

Property and Equipment

     Property and equipment, including assets acquired under capital leases, are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (three to five years) or the lease term using the straight-line method.

Accrued Clinical Trial Costs

     The Company enrolls patients in various clinical trial sites, which are conducted primarily in the United States. The Company records the cost of such studies as the clinical work is performed by the respective research entities. The Company accrues costs related to clinical trials in the period incurred.

Debt Acquisition Costs

     Debt acquisition costs are amortized over the life of the related debt.

Stock Options and Warrants

     As permitted by Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company applies the intrinsic value-based method prescribed by Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for fixed plan stock options. As such, no compensation expense is recognized if the exercise price of stock options equals the fair value of the underlying stock at the date of grant.

     Deferred compensation for options and warrants granted to non-employees has been determined at the grant date in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and has been recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Such deferred compensation is recognized over the period the related services are rendered.

Revenue Recognition

     Revenue from the Fresenius agreement (Note 3) is recognized based on the agreement and Fresenius' sales to third parties. Revenue from product sales is recognized when products are shipped. Revenues from government grants are recognized based on performance requirements of the grant or as the grant expenditures are incurred.

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

Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. To date, the Company has not identified any indicators of impairment or recorded any impairment of long-lived assets.

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

3.   FRESENIUS AGREEMENT

     On January 19, 2001, the Company sold to Fresenius HemoCare the United States Food and Drug Administration pre-market approvals and applications for the PROSORBA column as well as furniture and equipment used in connection with research and development, clinical trials, quality control, and sales and marketing efforts associated with the PROSORBA column. In addition, Fresenius HemoCare assumed the liability under a lease for a facility in Redmond, Washington and obligations under contracts relating to the PROSORBA column, including royalty obligations under assigned patent licenses. The Company also assigned a distribution agreement for the territory of Canada to Fresenius HemoCare. The Company retained ownership of the patents and trademarks for the PROSORBA column.

     In connection with the sale of assets, the Company restructured the existing license agreement with Fresenius HemoCare so that Fresenius HemoCare assumed responsibility for the research and development, clinical trials and sales and marketing of the PROSORBA column in addition to the manufacturing responsibility that Fresenius HemoCare has had since April 1999. The restructured agreement eliminates the profit sharing and expense sharing provisions and substitutes royalty provisions. At the closing, Fresenius HemoCare paid a license fee, which represents a prepayment of royalties for 10,000 columns in each of next five years beginning with 2001. In addition, the Company is entitled to receive royalties on any sales of columns in excess of the 10,000 columns within any of the five years and for all column sales beyond the five-year period. The license fee is not refundable to Fresenius HemoCare under any circumstances. Fresenius HemoCare paid approximately $8 million in cash upon consummation of the transaction.

     Finally, the Company transferred to Fresenius HemoCare approximately 31 employees who worked on the PROSORBA related activities that will no longer be handled by the Company.

     Prior to the amendment of the license and distribution agreement, the agreement entered into in March 1999 governed the relationship with Fresenius HemoCare. The original agreement provided for the co-marketing and distribution of the PROSORBA column in the United States and for the registration and distribution of the PROSORBA column in Europe, Latin America and subject to certain conditions, Japan and select Asian countries. The terms of the agreement with Fresenius HemoCare specified joint efforts to introduce and market the PROSORBA column in the United States, with Fresenius HemoCare having exclusive distribution rights and responsibility for clinical trials and registration overseas. The agreement included a 50/50 profit split in the territories other than the United States. The profit sharing was 50/50 in the United States for both the PROSORBA column and disposables sold by Fresenius HemoCare for use with the PROSORBA column.

     Revenue since the March 1999 Fresenius agreement and prior to the January 2001 revised agreement consisted of the Company's pro rata share of PROSORBA column sales by Fresenius. The Company's pro rata share of PROSORBA column sales was determined as the total of allowable expenses incurred by the Company for royalty, research and development and sales and marketing expenses plus the Company share of any remaining net profit generated under the agreement. The Company's share of remaining net profit was calculated as the gross profit from PROSORBA column sales less reimbursed expenses incurred by the Company and Fresenius HemoCare. Prior to the March 1999 Fresenius agreement, the Company recorded PROSORBA column sales as product sales in the statement of operations. As such, current year revenues are not directly comparable to revenues recorded in the prior periods.

     The original agreement also included an option for Fresenius HemoCare to purchase assets used in the manufacturing facilities in Redmond, Washington.
In April 1999, Fresenius exercised its option to acquire the PROSORBA column manufacturing facility and related assets, located in Redmond, Washington, for $5.2 million. The purchase price paid to the Company consisted of cash of $1.2 million and an offset of $4.0 million from the previous draw down of an interest-free line of credit provided by Fresenius in March 1999. In connection with this transaction, Fresenius purchased from the company inventory for approximately $2.0 million that resulted in a gain to the Company of $779,000. After final adjustments related to the sales price of the facility were determined in the fourth quarter of 1999, an additional gain of approximately $1.7 million was recognized.

4.   FINANCIAL STATEMENT DETAILS

Property and Equipment

     Property and equipment are comprised of the following as of December 31:

                                                            2000                          1999
                                                   ------------------------      ------------------------
     Laboratory and production equipment                 $  98,572                     $  98,572
     Office equipment                                      363,273                       465,918
     Leasehold improvements                                 20,261                        20,261
                                                   ------------------------      ------------------------
                                                           482,106                       584,751
     Accumulated depreciation and amortization            (380,058)                     (358,709)
                                                   ------------------------      ------------------------
                                                         $ 102,048                     $ 226,042
                                                   ========================      ========================

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $109,293, $245,000 and $542,000, respectively, including an asset under capital lease. The cost and accumulated depreciation for assets acquired under capital leases totaled approximately $25,000 and $16,000, respectively, at December 31, 2000 and $25,000 and $9,000, respectively, at December 31, 1999.

Accrued Liabilities

     Accrued liabilities are comprised of the following as of December 31:

                                                            2000                      1999
                                                   -----------------------     ---------------------
     Accrued clinical trial costs                         $183,815                  $209,815
     Other                                                  83,367                   268,662
                                                          $267,182                  $478,477
                                                   =======================     =====================

5.   COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company currently occupies approximately 5,200 square feet of leased office space in San Diego, California. The San Diego facility houses the Company's executive and administrative offices. The lease for this facility expires in 2001. In December 1999, the Company signed a lease for a 2,880 square foot facility in Redmond, Washington, to house the Company's research and medical personnel. This lease expired in November 2000 and was renewed for an additional 12 months. Future minimum lease obligations under these leases total $84,696 and both expire in 2001.

     Total rent expense was approximately $183,000, $305,000 and $367,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Capital Leases

     The Company entered into a capital lease for office equipment which expires in April 2002. The following are the minimum lease payments for the years ended December 31:

             2001                                                $ 9,736
             2002                                                  3,246
                                                         ----------------------
           Total minimum lease payments                           12,982
           Less amounts representing interest and
              taxes                                               (3,661)
                                                         ----------------------

           Present value of capital lease payments                 9,321
           Less current portion                                   (6,684)
                                                         ----------------------
           Capital lease obligations, non-current                $ 2,457
                                                         ======================

     The capital lease obligations are applicable to assets held for sale as of December 31, 2000.

6.    LONG-TERM OBLIGATIONS

7% Convertible Debentures

     At December 31, 2000 and 1999, the Company had $275,000 and $400,000, respectively, of 7% Convertible Debentures outstanding which are due March 2001. The 7% Convertible Debentures were originally issued in April 1994. Interest is payable in cash or shares of common stock at the option of the Company. During the years ended December 31, 2000 and 1999, the Company recorded related interest expense of approximately $19,000 and $28,000 respectively, which has been paid in cash and common stock. The conversion price for the principal amount is $23.04 per share of registered common stock, the fair market value on the date of closing. The conversion price for the interest is the lower of $32.00 per share of common stock or the average closing price for the 10 days prior to the annual April 30th interest payment date. The debentures are redeemable by the Company at a redemption price of 104% of the principal amount, which reduced to 102% in April 2000. During 2000, $125,000 of convertible debentures along with accrued interest of $27,115 were converted to 6,948 shares of common stock.

Note Payable

     In March 1998, the Company received a loan totaling $440,000 to finance the purchase of fixed assets of which approximately $56,400 remains outstanding at December 31, 2000. In accordance with the terms, the line matures in March 2002 and interest is accrued at the bank's prime rate plus 0.5% (9.5% at December 31, 2000). The loan is fully collateralized by the fixed assets financed from the proceeds of the loan which have a net book value of approximately $40,400 at December 31, 2000. The Company is in compliance with all covenants. The monthly principal installments on the note were $4,029 per month plus interest. The note was repaid in full in January 2001.

Term Loan

     In September 1999, the Company signed a $5.0 million term loan agreement with a financing company of which $2.0 million was drawn down immediately. An additional $1.0 million was drawn in December 1999. Prior to the sale of assets
to Fresenius the loan was secured by certain assets of the Company.   No
additional draws against this loan may be made without acceptance of additional collateral by the lender. In January 2001, the loan was secured with a $2.1 million interest bearing restricted cash account held as collateral by the lender. The loan payments were interest only at 13.29% per annum for the first six monthly installments. Thereafter, the loan is fully amortizing and payable in twenty-four equal monthly payments of principal and interest totaling approximately $95,000 for the initial draw and approximately $48,000 for the second draw. In connection with this agreement, the Company granted the lender a five-year warrant to purchase 21,106 shares of the Company's common stock at an exercise price of $23.68 per share. The warrant was valued in accordance with EITF96-18 and SFAS No. 123 and is being amortized as additional interest expense over the term of the loan.

The table below indicates the amounts of the Company obligations under long term notes:

                                                                                   December 31,
                                                                        2000                          1999
                                                             ------------------------      ------------------------
     7% Convertible Debentures due March 2001                       $   275,000                    $  400,000
     Note Payable, payable through March 2002                            56,410                       104,511
     Term loan, payable through July 2002                             2,085,840                     3,000,000
                                                             ------------------------      ------------------------

                                                                      2,417,250                     3,504,511
     Less current portion                                            (1,853,562)                     (843,941)
                                                             ------------------------      ------------------------
                                                                    $   563,688                    $2,660,570
                                                             ========================      ========================

Maturities of long-term obligations at December 31, 2000 are as follows:

                    2001                                     $1,853,562
                    2002                                        563,688
                                                   --------------------
                                                             $2,417,250
                                                   ====================


7.   STOCKHOLDERS' EQUITY

Reverse Stock Split

     On February 28, 2001, the Company's stockholders authorized the Board of Directors to effect a reverse stock split in any of the following ratios:
1:6, 1:7, 1:8, 1:9 or 1:10. On March 7, 2001, the Board of Directors set the ratio at 1 for 8 and the reverse stock split to be effected on March 9, 2001. All share, per share, and stock option information has been retroactively restated to reflect the reverse stock split.

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

Warrants

     In 1991, the Company granted warrants to purchase 93,737 shares of common stock to certain officers, directors and employees, which are exercisable through June 2001 at $15.00 per share. In April 1994, the Company issued Allen & Company a five-year warrant to purchase 37,500 shares of common stock at $23.00 for its services as a placement agent for the 7% Convertible Debentures (see Note 6).

     In conjunction with transactions completed in October 1996, the Company granted warrants to purchase 360,049 shares of common stock. The warrants entitle the holders to purchase common stock for $16.00 per share. In March 1999, the Company called for redemption of the remaining warrants outstanding of 340,518. In April 1999, the Company received net proceeds from the redemption of $5.2 million.

     In 1998, the Company granted warrants to purchase 31,350 shares of common stock to consultants, which are exercisable through November 2001, at prices ranging from $15.04 to $19.20.

     In 1999, the Company issued warrants to purchase 21,081 shares of common stock at $23.60 per share to a lessor. The warrants are exercisable through September 2004. The warrants were valued at $225,604 and are being amortized as additional interest expense over the life of the loan.

Stock Options

     2000 EQUITY INCENTIVE PLAN. In May 2000, the Company adopted the 2000 Equity Incentive Plan authorizing the issuance of both incentive and non-qualified options to purchase the Company's common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. Under the plan, 375,000 shares of the Company's common stock are reserved for issuance to directors, officers, key employees, consultants and certain advisors.

     1996 EQUITY INCENTIVE PLAN. In April 1996, the Company adopted the 1996 Equity Incentive Plan authorizing the issuance of both incentive and non-qualified options to purchase the Company's common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. Under the plan, 1,250,000 shares of the Company's common stock are reserved for issuance to directors, officers, key employees, consultants and certain advisors.

     INCENTIVE STOCK OPTIONS. In June 1985, the Company adopted an Incentive Stock Option and Appreciation Plan. The plan authorizes options to purchase, and appreciation rights with respect to, the Company's common stock, which may be granted to such officers and key employees as may be selected by the Board of Directors or a committee appointed by the Board to administer the plan. The plan was amended in June 1992 to increase the number of shares reserved for issuance to 93,750. The plan expired in 1995; however, options previously granted under the plan remain outstanding according to their respective terms and conditions.

     NON-QUALIFIED STOCK OPTIONS. The Company has reserved 71,500 shares of common stock for issuance under its 1988 Non-qualified Stock Option Plan, as amended in 1992 and 1995. The plan expired February 1998; however, options previously granted under the plan remain outstanding according to their respective terms and conditions.

     STOCK OPTIONS-OTHER. Prior to 1997 the Company granted to employees and others options to purchase common stock, other than pursuant to a formal option plan.

     Options granted pursuant to each of the plans above have a term of up to ten years and generally vest over four years.

     The following table summarizes the activity of the Company's stock options and warrants:

                                                               Number of Warrants/Options
                                        ----------------------------------------------------------------------
                                              2000                1996
                                             Equity              Equity          Incentive
                                            Incentive          Incentive           Stock       Non-Qualified      Other
                            Warrants      Plan Options        Plan Options        Options      Stock Options     Options
                          ------------  -----------------  -------------------  ------------  ----------------  --------
Balance December 31, 1997    416,799                   -             754,275         3,281            58,750     119,013
           Granted            31,350                   -             163,953             -                 -           -
           Exercised         (15,656)                  -             (83,081)            -            (1,250)    (14,750)
           Canceled                -                   -             (32,543)            -                 -           -
           Expired              (850)                  -              (2,244)            -                 -      (4,138)
                          ------------  -----------------  -------------------  ------------  ----------------  --------

Balance December 31, 1998    431,643                   -             800,360         3,281            57,500     100,125
           Granted            63,889                   -             171,625             -                 -           -
           Exercised        (335,177)                  -             (67,856)         (781)           (7,500)    (10,000)
           Canceled          (59,965)                  -             (59,178)            -                 -           -
           Expired           (17,750)                  -              (4,185)       (1,625)                -      (4,750)
                          ------------  -----------------  -------------------  ------------  ----------------  --------
Balance December 31, 1999     82,640                   -             840,766           875            50,000      85,375
           Granted                 -                   -             203,755             -                 -           -
           Exercised               -                   -            (187,425)            -           (16,000)    (82,250)
           Canceled                -                   -             (95,320)         (625)                -           -
           Expired                 -                   -             (21,987)            -                 -           -
                          ------------  -----------------  -------------------  ------------  ----------------  --------
Balance December 31, 2000     82,640                   -             739,789           250            34,000       3,125
                          ============  =================  ===================  ============  ================  ========

     All warrants are exercisable at December 31, 2000 at exercise prices ranging from $16.00 to $60.00, and 82,639 shares of common stock were reserved for future issuance upon exercise of the warrants.

     With respect to stock options, at December 31, 2000, 544,357 options were available for future grant and 1,416,125 shares of common stock were reserved for future issuance.

     Following is a further breakdown of the options outstanding as of December 31, 2000:


                                     Weighted Average                                          Weighted Average
                                         Remaining           Weighted                           Exercise Price
     Range of            Options     Contractual Life        Average            Options           of Options
 Exercise Prices       Outstanding       in Years         Exercise Price      Exercisable         Exercisable
- ------------------    ------------  -----------------    -----------------  ----------------   -----------------
   $3.10 - $  6.20            247          10.0                $ 4.75                247               $ 4.75
   $ 9.30 - $12.40        374,958           4.9                $11.97            370,472               $11.98
   $12.40 - $15.50         97,305           3.8                $13.78             74,498               $13.72
   $15.50 - $18.60        105,131           3.1                $16.96             83,272               $16.95
   $18.60 - $21.70         35,460           3.4                $19.56             27,143               $19.68
   $21.70 - $24.80        155,938           8.7                $22.55             43,098               $22.61
   $24.80 - $27.90          1,875           2.3                $26.67              1,875               $26.67
   $27.90 - $31.00          6,250           0.3                $29.50              3,033               $29.50
                      --------------                     -----------------  ----------------     -------------
                          777,164                              $15.52            603,638               $14.12
                      ==============                     =================  ================     =============

     The weighted average exercise prices and fair values for options granted in 2000 are as follows:

                                              Weighted Average
                                   ------------------------------------
       Exercise Price on                  Fair              Exercise
         Date of Grant                    Value               Price
- -------------------------------    -----------------    ---------------
Equal to market price of stock            $12.06             $20.11

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                2000                      1999                     1998
                                                      --------------------      --------------------      -------------------
Pro forma net loss (in thousands)                            $(10,672)                  $(9,348)                $(13,079)
Pro forma net loss per share - basic and diluted             $  (1.76)                  $ (1.66)                $  (2.67)

     The proforma results above for 2000, 1999 and 1998 are not likely to be representative of the effects of applying FAS 123 on reported net income or loss for future years as these amounts reflect the expense for less than four years of vesting.

     Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair-value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000: a risk-free interest rate of 6%; a dividend yield of 0%; a volatility factor of 95.1%; and an option life of 2.6 years; for 1999: a risk-free interest rate of 6%; a dividend yield of 0%; a volatility factor of 86.9% and an option life of 4.6 years; 1998: a risk-free interest rate of 4.8%; a dividend yield of 0%; a volatility factor of 92.5%; and an option life of 7 years.

     The weighted average exercise prices for stock option activity are as follows:

                                             Number of Stock Options            Weighted Average
                                                 Under All Plans                Exercise Prices
                                          ----------------------------     ------------------------

Balance December 31, 1997                           935,319                       $13.68
     Granted                                        163,953                       $18.88
     Exercised                                      -99,081                       $13.44
     Canceled                                       -32,543                       $18.08
     Expired                                         -6,382                       $21.84
                                          ----------------------------
Balance December 31, 1998
     Granted                                        171,625                       $22.48
     Exercised                                      -86,137                       $14.88
     Canceled                                       -59,178                       $22.72
     Expired                                        -10,560                       $26.00
                                          ----------------------------
Balance December 31, 1999                           977,016                       $15.16
     Granted                                        203,755                       $20.11
     Exercised                                     -285,675                       $15.59
     Canceled                                       -95,945                       $20.53
     Expired                                        -21,987                       $20.32
                                          ----------------------------
Balance December 31, 2000                           777,164                       $15.52
                                          ============================

8.  INCOME TAXES

     Significant components of the Company's net deferred income tax assets as of December 31 1999 and 2000 are shown below. A valuation allowance has been established to offset the net deferred tax asset as of December 31, 1999 and 2000 respectively, as realization of such assets is uncertain.

                                                        2000                       1999
                                                ----------------------     ---------------------
Net operating loss carryforwards                   $ 27,206,000              $ 24,956,000
Capitalized research & development                    2,058,000                 3,683,000
Research & development credits                        1,286,000                         -
Other                                                    91,000                 1,251,000
                                                ----------------------     ---------------------
                                                     30,641,000                29,890,000
Valuation allowance                                 (30,641,000)              (29,890,000)
                                                ----------------------     ---------------------
                                                  $           -              $          -
                                                ======================     =====================

     As of December 31, 2000, the Company has accumulated federal and California net operating loss carryforwards of approximately $76,000,000 and $9,750,000, respectively. Approximately $2,500,000 of the federal net operating loss expired in 2000. The federal tax loss carryforwards will continue to expire in 2001. The California tax loss carryforward will begin to expire in 2001 unless previously utilized. Additionally, the Company has federal and California research and development tax credit carryforwards of approximately $1,200,000 and $107,000, respectively, which will begin expiring in 2005 unless previously utilized.

     In accordance with certain provision of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period will place an annual limitation on the Company's ability to utilize its existing net operating loss and tax credit carryforwards. As a result of the Company's sales of common stock, ownership changes occurred in September 1991 and October 1997. Accordingly, the utilization of net operating loss carryforwards, which had accumulated as of September 1991 and October 1997, will be limited to a prescribed amount in each successive year. However, the Company believes that this limitation will not have a material effect on the financial statements.

9.  ASSETS HELD FOR SALE

     As part of the December 2000 negotiations for the restructuring of the PROSORBA column partnership agreement and sale of assets to Fresenius, the assets and liabilities of the Company related to the PROSORBA column activities were being held for sale.

     The amounts included in assets held for sale include the net book value of the assets and liabilities related to the Prosorba sales and research and development operations of the Company which were sold to Fresenius HemoCare in January 2001.

     The net book values of the assets, which consists primarily of fixed assets, and liabilities related to the Prosorba sales and marketing and research and development operating of the Company as of December 31, are as follows:

                                                                 2000
                                                          -------------------

Assets to be sold  net of accumulated depreciation:
  Sales and marketing assets                                    $15,452
  Research and development assets                                10,494
  Other assets                                                      694
  Capital lease asset                                             9,420
                                                          -------------------

                                                                 36,060
Capitalized lease obligations                                    (9,321)
                                                          -------------------
Net assets to be sold                                           $26,739
                                                          ===================

     The restructured agreement transferred several operating lease obligations to Fresenius and transferred all of the future capital lease obligation to Fresenius referred to in note 5.

10.  Quarterly Information (Unaudited)

     The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year. The quarterly losses per share differ from that previously disclosed in that they reflect the effect of the reverse stock split.

                                                                                        2000
                                                           First              Second               Third              Fourth
                                                          Quarter             Quarter             Quarter             Quarter
- ----------------------------------------------------------------------------------------------------------------------------------
Revenue from Fresenius Agreement                           $   566,867         $   847,878         $   889,382         $   671,081

Gain on sale of assets                                     $        -          $        -          $        -          $        -

Total costs and expenses                                   $ 3,565,253         $ 2,936,985         $ 2,769,905         $ 2,289,490

Net loss                                                   $(2,981,409)        $(2,048,694)        $(1,858,762)        $(1,613,161)

Loss per share (Basic and Diluted)                         $      (.50)        $      (.34)        $      (.31)        $      (.26)

Shares used in calculating per share amounts
                                                             5,949,782           6,080,990           6,089,770           6,090,265

                                                                                        1999
                                                           First              Second             Third             Fourth
                                                          Quarter            Quarter            Quarter           Quarter
- -----------------------------------------------------------------------------------------------------------------------------
Revenue from Fresenius Agreement                           $         -       $   379,309        $   330,681        $  574,593

Gain on sale of assets                                     $       (58)      $   693,283        $       150        $1,718,157

Total costs and expenses                                   $ 3,730,680       $ 2,933,006        $ 2,571,262        $3,170,202

Net loss                                                   $(3,102,193)      $(1,731,078)       $(2,120,958)       $ (830,712)

Loss per share (Basic and Diluted)                         $      (.59)            $(.32)       $      (.37)       $     (.14)

Shares used in calculating per share amounts                 5,295,551         5,376,660          5,763,932         5,775,834