Form 10-Q
period 2001-03-31
CYPRESS BIOSCIENCE INC
filed 2001-05-15
CIK 716054

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001, or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     _________________

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

     At May 9, 2001, 6,199,100 shares of Common Stock of the Registrant were outstanding.


               This filing, without exhibits, contains 13 pages.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                           Page
                                                                                         ----
     Item 1 - Consolidated Balance Sheets as of
                March 31, 2001 (unaudited) and December 31, 2000........................   3

              Consolidated Statements of Operations for the three months ended
                March 31, 2001 and 2000 (unaudited).....................................   4

              Consolidated Statements of Cash Flows for the
                three months ended March 31, 2001 and 2000 (unaudited)..................   5

              Notes to Consolidated Financial Statements (unaudited)....................   6

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................................  8

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.................. 11

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings..........................................................  12

     Item 2 - Changes in Securities and Use of Proceeds..................................  12

     Item 3 - Defaults Upon Senior Securities............................................  12

     Item 4 - Submission of Matters to a Vote of Security Holders .......................  12

     Item 5 - Other Information..........................................................  12

     Item 6 - Exhibits and Reports on Form 8-K...........................................  12

     Signatures..........................................................................  13

                           CYPRESS BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                           March 31,                  December 31,
                                                                             2001                         2000
                                                                   -----------------------      -----------------------
                                                                          (Unaudited)                    (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 11,134,698                 $  7,102,317
  Restricted cash                                                                1,779,002                            -
  Accounts receivable from agreement with Fresenius                                 51,046                      439,315
  Prepaid expenses                                                                  69,159                      104,178
  Assets held for sale                                                                   -                       26,739
  Debt acquisition costs                                                            55,456                       76,612
                                                                   -----------------------      -----------------------
     Total current assets                                                       13,089,361                    7,749,161

Restricted cash deposit, long term portion                                         143,898                            -
Property and equipment, net                                                        112,741                      102,048
Other assets                                                                        31,971                       40,062
                                                                   -----------------------      -----------------------
     Total assets                                                             $ 13,377,971                 $  7,891,271
                                                                   =======================      =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $    423,415                 $    936,251
    Accrued compensation                                                            73,029                      171,360
    Accrued liabilities                                                            524,954                      267,182
    Current portion of deferred revenue from restructured Fresenius
      agreement                                                                  1,600,000                            -
    Current portion of convertible debentures                                            -                      275,000
    Current portion of long-term obligations                                     1,581,936                    1,578,562
                                                                   -----------------------      -----------------------

         Total current liabilities                                               4,203,334                    3,228,355

Long term portion of deferred revenue from restructured Fresenius
      agreement                                                                  6,000,000                            -
Long-term obligation, net of current portion                                       140,212                      563,688

Stockholders' equity:
     Common stock, $.02 par value; 75,000,000 shares authorized,
        6,199,100 and 6,105,350 shares issued and outstanding at
        March 31, 2000 and December 31, 2000, respectively                         123,982                      122,107
     Additional paid-in capital                                                100,383,014                  100,269,714
     Accumulated deficit                                                       (97,472,571)                 (96,292,593)
                                                                   -----------------------      -----------------------
          Total stockholders' equity                                             3,034,425                    4,099,228
                                                                   -----------------------      -----------------------
          Total liabilities and stockholders' equity                          $ 13,377,971                 $  7,891,271
                                                                   =======================      =======================

See accompanying Notes to Consolidated Financial Statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                           CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                           Three Months Ended March 31,
                                                          2001                      2000
                                                    --------------            --------------
Revenue:
 Revenue from restructured Fresenius
  agreement                                            $   400,000             $           -
 Revenue from Fresenius agreement                                -                   566,867
                                                       -----------             -------------
Total revenue                                              400,000                   566,867

Costs and expenses:
 Production costs                                                -                    63,709
 Sales and marketing                                             -                 1,922,608
 Research and development                                  171,223                   847,100
 General and administrative                              1,442,284                   731,836
                                                       -----------             -------------
Total costs and expenses                                 1,613,507                 3,565,253

Other income (expense):
   Interest and other income, net                          132,290                   153,701
   Interest expense                                        (98,761)                 (136,724)
                                                       -----------             -------------
                                                            33,529                    16,977
                                                       -----------             -------------
Net loss                                               $(1,179,978)            $  (2,981,409)
                                                       ===========             =============

Net loss per share                                     $      (.19)            $       (0.50)
                                                       ===========             =============

Shares used in computing net loss
   per share                                             6,107,433                 5,949,782
                                                       ===========             =============



See accompanying Notes to Consolidated Financial Statements.

                            CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended March 31,
                                                             2001              2000
                                                         -----------        -----------
Operating Activities
Net loss                                                 $(1,179,978)        $(2,981,409)
Adjustments to reconcile net loss to net cash used
 by operating activities:
   Depreciation and amortization                              21,174              28,112
   Gain on sale of asset to Fresenius                         16,714                   -
   Assets held for sale                                      (26,739)                  -
   Stock and stock options issued for services               115,175                   -
   Deferred revenue from Fresenius                          (400,000)                  -
   Changes in operating assets and liabilities, net           95,747             218,483
                                                         -----------         -----------
    Net cash used by operating activities                 (1,357,907)         (2,734,814)

Investing Activities
 Proceeds from restructured Fresenius agreement            8,000,000                  -
 Proceeds from sale of assets to Fresenius                    12,000                  -
 Purchase of equipment                                        (3,710)             (4,016)
                                                         -----------         -----------
    Net cash used by investing activities                  8,008,290              (4,016)

Financing Activities
 Payment of notes payable                                   (695,102)            (12,087)
 Cash restricted for debt repayment                       (1,922,900)                  -
 Deferred financing costs                                          -              38,403
 Proceeds from exercise of stock options and                       -           4,453,094
  warrants
 Payment of capital lease obligations                              -              (1,481)
                                                         -----------         -----------
    Net cash provided by financing activities             (2,618,002)          4,477,929

Increase in cash and cash equivalents                      4,032,381           1,739,099
 Cash and cash equivalents at beginning of period          7,102,317          11,569,966
                                                         -----------         -----------
 Cash and cash equivalents at end of period              $11,134,698         $13,309,065
                                                         ===========         ===========

Supplemental disclosure of cash flow information
 Interest paid                                           $    83,863         $    70,963
                                                         ===========         ===========


See accompanying Notes to Consolidated Financial Statements.

                           CYPRESS BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Formation and Business of the Company


     The accompanying consolidated financial statements have been prepared by us (the management of Cypress Bioscience Inc.) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year.
For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2000 Annual Report on Form 10-K filed with the SEC.

     We are focusing our expertise and resources on developing therapeutics for the treatment of the fibromyalgia syndrome (FMS) and other rheumatologic pain disorders. We have begun a program directed at the development or acquisition of drug candidates for the treatment of FMS. In addition, we are developing Cyplex(TM), a platelet alternative, as an alternative to traditional platelet transfusions. We have in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and we expect to continue to do so in the future.

2.  Fresenius Agreements

     Effective January 1, 2001, Cypress restructured its PROSORBA column partnership agreement with Fresenius AG of Bad Homburg, Germany and its U.S. subsidiary, Fresenius HemoCare, Inc. (Fresenius). Under the revised agreement, Fresenius is responsible for all PROSORBA column research and development, sales, marketing and clinical efforts worldwide. Cypress received an upfront payment of $8.0 million for certain assets and a partial prepayment of royalties related to the PROSORBA column. Cypress has the opportunity to receive additional royalty payments for the life of the PROSORBA column. The restructured agreement eliminates the profit and expense sharing arrangement with Fresenius for PROSORBA column sales and substitutes royalty provisions. Revenues from the first quarter of 2000 consisted of reimbursement to Cypress by Fresenius of its allowable expenses under the original agreement, as no profits were realized by the partnership during the period. As a result, revenues for the two periods are not directly comparable. Revenues for the first quarter of 2001 consisted of the amortization of the upfront payment from the restructured Fresenius agreement on a straight-line basis over a five year term. The unamortized upfront payment amount is being recorded as deferred revenue from restructured Fresenius agreement.

3.  Net Loss Per Share

       The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures are excluded, as their effect is antidilutive.

4.  Long Term Obligation

       The long-term obligation and current portion of long-term obligations consist of a fully amortizing term loan that will be repaid June 2002. Prior to the sale of PROSORBA related assets to Fresenius, the loan was secured by certain assets of the Company. In January 2001, the debt covenants were restructured and the loan was secured with a $2.1 million interest bearing restricted cash account held as collateral by the lender. This interest bearing restricted cash will be used to repay the loan over its term. The 7% convertable debentures which were due this quarter were repaid in full, in accordance with the terms of the debenture agreement, in the amount of $275,000.

5.    Equity

     In March 2000, we received proceeds of approximately $4.5 million from the exercise of options to purchase approximately 2,284,000 shares of common stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Our actual results could differ materially from those discussed below and elsewhere in this 10Q. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section, as well as other sections of this 10Q, and those discussed in the our Annual Report on Form 10-K for the year ended December 31, 2000.

Company Overview

     We are focusing our expertise and resources on developing therapeutics for the treatment of the fibromyalgia syndrome (FMS) and other rheumatologic pain disorders. We have begun a program directed at the development or acquisition of drug candidates for the treatment of FMS. In addition, we are developing Cyplex(TM), a platelet alternative, as an alternative to traditional platelet transfusions. We have in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and we expect to continue to do so in the future.

     As of March 31, 2001, we had working capital of approximately $8.9 million and an accumulated deficit of approximately $97.5 million. Our future success depends on our ability to develop and market new products for the treatment of FMS or other rheumatologic pain disorders as well as the success of Fresenius in marketing the PROSORBA column.

     On January 19, 2001, we sold to Fresenius Hemocare, Inc. (Fresenius) the United States Food and Drug Administration (FDA) pre-market approvals and applications for the PROSORBA column as well as our furniture and equipment used in connection with research and development, clinical trials, quality control, and sales and marketing efforts associated with the PROSORBA column. In addition, Fresenius assumed our liability under a lease for a facility in Redmond, Washington and our obligations under contracts relating to the PROSORBA column, including our royalty obligations under assigned patent licenses. We also assigned a distribution agreement for the territory of Canada to Fresenius. We retained ownership of the patents and trademarks for the PROSORBA column.

     In connection with the sale of assets, we restructured the existing license agreement with Fresenius so that Fresenius assumed responsibility for the research and development, clinical trials and sales and marketing of the PROSORBA column in addition to the manufacturing responsibility that Fresenius has had since April 1999. The restructured agreement eliminates the profit sharing and expense sharing provisions and substitutes royalty provisions. At the closing, Fresenius paid us a license fee, which represents a prepayment of royalties for 10,000 columns in each of the five years beginning with 2001. In addition, we are entitled to receive royalties on any sales of columns in excess of the 10,000 columns within any of the five years and for all column sales beyond the five-year period. The license fee is not refundable to Fresenius under any circumstances. Fresenius paid approximately $8.0 million in cash for the assets, including the pre-marketing approval, and the license fee upon consummation of the transaction.

     Prior to the amendment of the license and distribution agreement, the agreement between us and Fresenius entered into in March 1999 governed our relationship with Fresenius. The original agreement provided for the co-marketing and distribution of the PROSORBA column in the United States, and for the registration and distribution of the PROSORBA column in Europe, Latin America and subject to certain conditions, Japan and select Asian countries. The terms of the agreement with Fresenius specified joint efforts to introduce and market the PROSORBA column in the United States, with Fresenius having exclusive distribution rights and responsibility for clinical trials and registration overseas. The agreement included a 50/50 profit split in the territories other than the United States. The profit sharing was 50/50 in the United States for both the PROSORBA column and disposables sold by Fresenius for use with the PROSORBA column.

     Revenue from March 1999 when we entered into the original agreement with Fresenius and prior to the January 2001 revised agreement consisted of our pro rata share of PROSORBA column sales by Fresenius. Our pro rata share of PROSORBA column sales was determined as the total of allowable expenses incurred by us for royalty, research and development and sales and marketing expenses plus our share of any remaining net profit generated under the agreement. Our share of remaining net profit was calculated as the gross profit from PROSORBA column sales less reimbursed expenses incurred by Fresenius and us.

Results of Operations

     Total revenues for the quarter ended March 31, 2001 totaled $400,000 compared to $567,000 in the same period of 2000. Total revenues for the first quarter of 2001 consisted of amortization of the upfront payment of $8.0 million we received under the restructured agreement with Fresenius. This upfront payment is being recognized as revenues on a straight-line basis over a five-year term. The unamortized amount of the upfront payment is recorded as deferred revenues. In contrast, total revenues for the first quarter of 2000 consisted of reimbursement to Cypress by Fresenius of its allowable expenses under the original agreement, as no profits were realized by the partnership during the period. As a result, revenues for the two periods are not directly comparable.

     Total operating expenses for the quarters ended March 31, 2001 and 2000 totaled $1.6 million and $3.6 million, respectively. The decrease in operating expenses was primarily due to the assumption of research, development, sales and marketing expenses associated with the PROSORBA column by Fresenius beginning January 1, 2001. This decrease was partially offset by increased general and administrative expenses in connection with business development expenses associated with executing the research agreement with Georgetown University and efforts to in-license drug candidates for the treatment of fibromyalgia syndrome
(FMS). In January 2001, we began a strategic initiative towards the development or acquisition of drug candidates for the treatment of FMS.

     Production costs incurred in 2000 were a result of royalties paid by us to third parties based on total PROSORBA column sales. We are no longer responsible for royalty payments to these third parties under the restructured agreement with Fresenius.

     We incurred no sales and marketing expenses for the quarter ended March 31, 2001 compared to approximately $1.9 million for the same period in 2000. The decrease in sales and marketing expenses for the first quarter of 2001 compared to the same period in 2000 was due to the assumption of the sales and marketing efforts associated with the PROSORBA column by Fresenius, in accordance with the restructured agreement.

     Research and development expenses decreased to $171,000 for the quarter ended March 31, 2001 from $847,000 for the same period in 2000. The decrease was due to the assumption of the research and development activities related to the PROSORBA column by Fresenius. Research and development expenses incurred for the quarter ended March 31, 2001 consisted only of expenditures for FMS and Cyplex(TM) programs. We anticipate that research and development costs will remain near the current levels until we are able to license potential drug candidates for our FMS program.

     General and administrative expenses for the quarter ended March 31, 2001 totaled approximately $1.4 million, compared to $732,000 for the same period in 2000. The increase of $704,000 in general and administrative expenses was due primarily due to increased business development activity in the first quarter of 2001 associated with programs related to the licensing of potential drug candidates for the treatment of the FMS.

Liquidity and Capital Resources

     Our cash and cash equivalents balance at March 31, 2001 totaled $11.1 million, compared to $7.1 million at December 31, 2000. The net increase in cash and cash equivalents was due to the upfront payment from the restructured agreement with Fresenius, partially offset by cash used in operations and repayments made on its equipment lease. Working capital at March 31, 2001 totaled $8.9 million, compared to $4.5 million at December 31, 2000.

     We believe our cash and cash equivalents balance on March 31, 2001, is sufficient to fund operations through early 2002. We are actively seeking financing and considering possible strategic transactions to increase our cash position. In order to successfully acquire or develop products for our FMS and Cyplex programs, we will be required to raise additional capital. The amount of capital we require is dependent upon many factors, including the following: costs of in-licensing drug candidates for our FMS program, the costs and results associated with the clinical trials designed for any new developed and/or acquired product, results of research and development efforts, the FDA regulatory process, costs of commercialization of products and potential competitive and technological advances and levels of product sales, and the ability of Fresenius to successfully market the PROSORBA column for the treatment of RA. Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Although we may seek to raise additional capital through a combination of additional equity or debt sources, we cannot assure you that we will be able to raise additional capital through such sources or the funds raised thereby will allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we will be required to delay, scale back or eliminate some or all of our planned research and development activities related to additional product opportunities.

Quantitative and Qualitative Disclosure About Market Risk

     We invest our excess cash in United States government securities and money market funds with strong credit ratings. As a result, our interest income is most sensitive to changes in the general level of United States interest rates. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

PART II

Item 1 - Legal Proceedings

         From time to time we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

Item 2 - Changes in Securities and Use of Proceeds

         Not applicable

Item 3 - Defaults Upon Senior Securities

         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5 - Other Information

         Not applicable

Item 6 - Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Cypress Bioscience, Inc.




   May 15, 2001                 /s/ Jay D. Kranzler
                                --------------------------
                                Chief Executive Officer, Chief Financial Officer
                                and Chairman of the Board (Principal Executive
                                Officer and Principal Financial and Accounting
                                Officer)