Form 10-Q
period 2001-06-30
CYPRESS BIOSCIENCE INC
filed 2001-08-14
CIK 716054

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001, or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     _________________

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

Yes  X      No
   ----        ----

     At August 9, 2001, 6,342,553 shares of Common Stock of the Registrant were outstanding.

               This filing, without exhibits, contains 15 pages.

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                        Page
                                                                                                      ----
      Item 1 - Consolidated Balance Sheets as of
                   June 30, 2001 (unaudited) and December 31, 2000.....................................  3

               Consolidated Statements of Operations for the three and
                   six months ended June 30, 2001 and 2000 (unaudited).................................  4

               Consolidated Statements of Cash Flows for the six months
                   ended June 30, 2001 and 2000 (unaudited)............................................  5

               Notes to Consolidated Financial Statements (unaudited)..................................  6

      Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................................  9

      Item 3 - Quantitative and Qualitative Disclosures About Market Risk...............................  12

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings........................................................................  13

      Item 2 - Changes in Securities and Use of Proceeds...............................................   13

      Item 3 - Defaults Upon Senior Securities..........................................................  13

      Item 4 - Submission of Matters to a Vote of Security Holders .....................................  13

      Item 5 - Other Information........................................................................  14

      Item 6 - Exhibits and Reports on Form 8-K.........................................................  14

      Signatures........................................................................................  15

                           CYPRESS BIOSCIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                 June 30,                   December 31,
                                                                                   2001                         2000
                                                                           -----------------              ---------------
                                                                               (Unaudited)                    (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 10,169,943                 $  7,102,317
  Restricted cash                                                                1,366,584                            -
  Accounts receivable from agreement with Fresenius                                 15,901                      439,315
  Prepaid expenses                                                                  73,622                      104,178
  Assets held for sale                                                                   -                       26,739
  Debt acquisition costs                                                            34,898                       76,612
                                                                              ------------                 ------------
     Total current assets                                                       11,660,948                    7,749,161

Property and equipment, net                                                        128,849                      102,048
Other assets                                                                        51,172                       40,062
                                                                              ------------                 ------------
     Total assets                                                             $ 11,840,969                 $  7,891,271
                                                                              ============                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $    280,742                 $    936,251
    Accrued compensation                                                            74,916                      171,360
    Accrued liabilities                                                            458,761                      267,182
    Current portion of deferred revenue from restructured
     Fresenius agreement                                                         1,600,000                            -

    Current portion of convertible debentures                                            -                      275,000
    Current portion of long-term obligations                                     1,346,161                    1,578,562
                                                                              ------------                 ------------
         Total current liabilities                                               3,760,580                    3,228,355

Long term portion of deferred revenue from restructured Fresenius
 agreement                                                                       5,600,000                            -

Long-term obligation, net of current portion                                             -                      563,688

Stockholders' equity:
     Common stock, $.02 par value; 75,000,000 shares authorized,
        6,342,553 and 6,105,350 shares issued and outstanding at
        June 30, 2001 and December 31, 2000, respectively                          126,851                      122,107
     Additional paid-in capital                                                100,756,583                  100,269,714
     Accumulated deficit                                                       (98,403,045)                 (96,292,593)
                                                                              ------------                 ------------
          Total stockholders' equity                                             2,480,389                    4,099,228
                                                                              ------------                 ------------
          Total liabilities and stockholders' equity                          $ 11,840,969                 $  7,891,271
                                                                              ============                 ============

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

                            CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           Quarter ended                                 Six Months Ended
                                              June 30,                                       June 30,
                                        2001              2000                    2001                    2000
                                    ------------     --------------          ---------------        ---------------
Revenue:
  Revenue from restructured         $  400,000         $          -            $   800,000            $         -
   Fresenius agreement
  Revenue from Fresenius
   agreement                                 -              847,878                      -              1,414,745
                                    ----------         ------------            -----------            -----------
Total revenue                          400,000              847,878                800,000              1,414,745

Costs and expenses:
 Production costs                            -              115,859                      -                179,569
 Sales and marketing                         -            1,637,735                      -              3,560,342
 Research and development              285,786              435,119                457,009              1,282,219
 General and administrative          1,109,258              748,271              2,551,542              1,480,108
                                    ----------         ------------            -----------            -----------
Total costs and expenses             1,395,044            2,936,984              3,008,551              6,502,238

Other income (expense):
   Interest and other
          income, net                  140,005              198,154                272,295                351,855
   Interest expense                    (75,436)            (157,742)              (174,196)              (294,466)
                                    ----------         ------------            -----------            -----------
                                        64,569               40,412                 98,099                 57,389
                                    ----------         ------------            -----------            -----------

Net loss                            $ (930,475)         $(2,048,694)           $(2,110,452)           $(5,030,104)
                                    ==========          ===========            ===========            ===========
Net loss per share                  $    (0.15)         $     (0.34)                $(0.34)           $     (0.84)
                                    ==========          ===========            ===========            ===========
Shares used in computing
 net loss per share                  6,203,526            6,080,986              6,155,745              6,016,633
                                    ==========          ===========            ===========            ===========


    See accompanying Notes to Consolidated Financial Statements.

                            CYPRESS BIOSCIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Six Months Ended June 30,
                                                                      2001                     2000
                                                                  -------------           ----------------
Operating Activities
Net loss                                                           $(2,110,452)             $(5,030,104)
Adjustments to reconcile net loss to net cash used
  by operating activities:
    Depreciation and amortization                                       39,209                   55,238
    Loss on sale of asset to Fresenius                                  16,714                        -
    Assets held for sale                                                (1,975)                       -
    Stock and stock options issued for services and
     expenses                                                          345,966                  107,739
    Deferred revenue from Fresenius                                   (800,000)                       -
    Changes in operating assets and liabilities, net                   (77,218)                 154,536
                                                                   -----------             ------------
     Net cash used by operating activities                          (2,587,756)              (4,712,591)

Investing Activities
 Proceeds from restructure of Fresenius agreement                    8,000,000                        -
 Proceeds from sale of assets to Fresenius                              12,000                        -
 Purchase of equipment                                                 (64,592)                 (11,708)
                                                                   -----------             ------------
     Net cash provided by (used by) investing activities             7,947,408                  (11,708)

Financing Activities
 Payment of notes payable                                           (1,071,089)                (246,235)
 Cash restricted for debt repayment                                 (1,366,584)                       -
 Deferred financing costs                                                    -                   82,415
 Proceeds from exercise of stock options and warrants                  145,647                4,453,527
 Payment of capital lease obligations                                        -                   (3,001)
                                                                   -----------             ------------
     Net cash provided by (used by) financing activities            (2,292,026)               4,286,706

Increase in cash and cash equivalents                                3,067,626                 (437,593)
 Cash and cash equivalents at beginning of period                    7,102,317               11,569,966
                                                                   -----------             ------------
 Cash and cash equivalents at end of period                        $10,169,943              $11,132,373
                                                                   ===========              ===========
Supplemental disclosure of cash flow information
 Interest paid                                                     $   137,461              $   205,469
                                                                   ===========              ===========

See accompanying Notes to Consolidated Financial Statements.

                            CYPRESS BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Formation and Business of the Company

     The accompanying consolidated financial statements have been prepared by us (the management of Cypress Bioscience, Inc.) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year.
For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2000 Annual Report on Form 10-K filed with the SEC.

     We are focusing our expertise and resources on developing products that improve the diagnosis and treatment of patients with fibromyalgia syndrome (FMS) and other pain disorders. We recently licensed our first drug candidate for development in the treatment of FMS, and have on-going internal research programs for FMS. In addition, we are evaluating our alternatives with respect to Cyplex(TM), a potential alternative to traditional platelet transfusions. We have in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and we expect to continue to do so in the future.

2.   Fresenius Agreements

     Effective January 1, 2001, Cypress restructured its PROSORBA column partnership agreement with Fresenius AG of Bad Homburg, Germany and its U.S. subsidiary, Fresenius HemoCare, Inc. (Fresenius). Under the revised agreement, Fresenius is responsible for all PROSORBA column research and development, sales, marketing and clinical efforts worldwide. Cypress received an upfront payment of $8.0 million for certain assets and a partial prepayment of royalties related to the PROSORBA column. Cypress has the potential to receive future royalties for the life of the PROSORBA column if the sales exceed certain thresholds. The restructured agreement eliminates the profit and expense sharing arrangement with Fresenius for PROSORBA column sales and substitutes royalty provisions. Revenues from the first two quarters of 2000 consisted of reimbursement to Cypress by Fresenius of allowable expenses under the original agreement for royalty, research and development and sales and marketing expenses plus 50% share of any remaining net profit under the agreement. Revenues for the first two quarters of 2001 consisted of the amortization of the upfront payment from the restructured Fresenius agreement on a straight-line basis over a five-year term. The unamortized upfront payment amount is being recorded as deferred revenue from the restructured Fresenius agreement. As a result, revenues for the 2000 and 2001 periods are not directly comparable.

3.   Net Loss Per Share

     The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures (which matured in March 2001 and are no longer outstanding) are excluded, as their effect is antidilutive.


4.   Long Term Obligation

     The long-term obligation and current portion of long term obligations consist of a fully amortizing term loan that will be repaid in June 2002. Prior to the sale of PROSORBA related assets to Fresenius the loan was secured by certain assets of the Company. In January 2001, the debt covenants were restructured and the loan was secured with a $2.1 million interest bearing restricted cash account held as collateral by the lender. This interest bearing restricted cash will be used to retire the loan over its term. The 7% convertible debentures, which were due in March 2001, were repaid in full, in accordance with the terms of the debenture agreement, in the amount of $275,000.


5.   Equity

     In June 2001, we received proceeds of approximately $146,000 in cash and $190,000 in a full recourse interest-bearing note from the exercise of options to purchase 134,248 shares of the Company's common stock. These shares were exercised in accordance with the terms of an stock option cancel and regrant program. Participants in the cancel and regrant program were required to forfeit existing options for new options at the exercise price equal to the fair market value of the common stock as of the date of the regrant. The new options have a four-year term as opposed to the original options, which had a ten-year term. In addition, participants were required to immediately exercise 20% of the regranted options. As a result of the option cancel and regrant program, which caused the options to be accounted as variable options, approximately $194,000, of expense was recorded this quarter as additional paid in capital and general and administrative expense to reflect the effect of the increase in market price of the regranted and outstanding options.


6.   Subsequent Event

     In August 2001, Cypress signed a license agreement with Pierre Fabre Medicament (Pierre Fabre), the pharmaceutical division of bioMerieux Pierre Fabre of Paris, France. The agreement provides Cypress with an exclusive license to develop and sell any product with the compound, milnacipran, as an active ingredient, for the treatment of FMS and related chronic pain syndromes in the United States and Canada. The agreement also gives Cypress an option to expand the license to include other indications.

     Cypress will pay Pierre Fabre an upfront payment to license the compound. Additional payments to Pierre Fabre will be based on meeting certain clinical and regulatory milestones. If the drug is commercialized, Pierre Fabre will manufacture the active ingredient used in the commercial product and Cypress will pay Pierre Fabre a transfer price and royalties based on net sales. Pierre Fabre retains the right to sell products developed by Cypress for the FMS indication outside of North America and will pay Cypress a royalty based on net sales for such marketing rights.

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

Company Overview

     We are focusing our expertise and resources on developing products that improve the diagnosis and treatment of patients with fibromyalgia syndrome (FMS) and other pain disorders. We recently licensed our first drug candidate for development in the treatment of FMS, and have on-going internal research programs for FMS. In addition, we are evaluating our alternatives with respect to Cyplex(TM), a potential alternative to traditional platelet transfusions. We have in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and we expect to continue to do so in the future.

     As of June 30, 2001, we had working capital of approximately $7.9 million and an accumulated deficit of approximately $98.4 million. Our future success depends on our ability to develop and market new products for the treatment of FMS or other pain disorders as well as the success of Fresenius in marketing the PROSORBA(R) column.

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

     Prior to the amendment of the license and distribution agreement, the agreement entered into in March 1999 governed our relationship with Fresenius. The original agreement provided for the co-marketing and distribution of the PROSORBA column in the United States, and for the registration and distribution of the PROSORBA column in Europe, Latin America and subject to certain conditions, Japan and select Asian countries. The terms of the agreement with Fresenius specified joint efforts to introduce and market the PROSORBA column in the United States, with Fresenius having exclusive distribution rights and responsibility for clinical trials and registration overseas. The agreement included a 50/50 profit split in the territories other than the United States. The profit sharing was 50/50 in the United States for both the PROSORBA column and disposables sold by Fresenius for use with the PROSORBA column.

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

Results of Operations

     Revenues for the quarter and six months ended June 30, 2001 totaled $400,000 and $800,000, respectively, compared to $848,000 and $1.4 million for the same period of 2000. Revenues for the first three and six months of 2001 consisted of amortization of the upfront payment of approximately $8.0 million we received under the restructured agreement with Fresenius. This upfront payment is being recognized as revenues on a straight-line basis over a five-year term. The unamortized amount of the upfront payment is recorded as deferred revenues. In contrast, revenues for the first quarter of 2000 consisted of reimbursement to us by Fresenius of our allowable expenses and our share of profits from the sale of the PROSORBA column under the original agreement. As a result, revenues for 2000 and 2001 periods are not directly comparable. In addition, we do not anticipate receiving any revenues in the third quarter other than those that will be recorded based on our restructured agreement with Fresenius. Therefore, we expect that our revenue for the third quarter will be $400,000.

     Research and development expenses for the quarter and six-month period ended June 30, 2001 were $286,000 and $457,000, respectively, compared to $435,000 and $1.3 million for the comparable periods in 2000. The decrease for the quarter and six-month period ended June 30, 2001 compared to the prior periods was due to the assumption of the research and development activities related to the PROSORBA column by Fresenius. Research and development expenses incurred for the quarter ended June 30, 2001 consisted of expenditures for the FMS and Cyplex programs.

     We recently licensed our first drug candidate, milnacipran, for development in the treatment of FMS. Under the terms of the licensing agreement, Cypress will pay Pierre Fabre Medicament (Pierre Fabre), the pharmaceutical division of bioMeieux Pierre Fabre of Paris, France, an upfront payment of $750,000 in the third quarter of 2001. Assuming appropriate regulatory approvals, we expect to begin phase II clinical trials with milnacipran in FMS in early 2002. In addition, during the second quarter of 2001, we launched our genomic research program and began implementation of a database for our physician and patient registries. As a result, we anticipate that research and development costs will increase in future periods.

     Production costs incurred in 2000 were a result of royalties paid by us to third parties based on total PROSORBA column sales. We are no longer responsible for royalty payments to these third parties as Fresenius assumed these obligations under the restructured agreement.

     Sales and marketing expenses totaled $1.6 million and $3.6 million for the second quarter and six-monthly period ended June 30, 2000. There was no sales and marketing expenses incurred during 2001 due to the assumption of the sales and marketing efforts associated with the PROSORBA column by Fresenius, in accordance with the restructured agreement. We do not anticipate incurring marketing expenses until we are able to commercialize product for FMS or other pain disorders.

     General and administrative expenses for the quarter and six month period ended June 30, 2001 were $1.1 million and $2.6 million, respectively, compared to $748,000 and $1.5 million for the same time periods in 2000. The increase for the quarter of $361,000 and six month period of $1.1 million in general and administrative expenses was primarily due to business development activity associated completion of the research agreement with Georgetown University and effort to license drug candidates for the treatment of the FMS. We recorded a non-cash expense of approximately $194,000 in the second quarter of 2001 in connection with our stock option cancel and regrant program. We will continue to record a similar non-cash transaction in future quarters to reflect the difference between the exercise price of the regranted options, which is $2.50, and the fair market value of the options until each of the options held under the cancel and regrant program has been exercised or is terminated. We expect general and administrative costs will fluctuate from quarter to quarter depending on impact of the stock option and regrant program.

Liquidity and Capital Resources

     Our cash and cash equivalents balance at June 30, 2001 totaled $10.2 million, compared to $7.1 million at December 31, 2000. The net increase in cash and cash equivalents was primarily due to the upfront payment from the restructured agreement with Fresenius, partially offset by cash used in operations and repayments of debt. Working capital at June 30, 2001 totaled $7.9 million, compared to $4.5 million at December 31, 2000.

     On August 1, 2001, we entered into a license and trademark agreement with Pierre Fabre. The agreement provides us with an exclusive license to develop and sell any product with the compound, milnacipran, as an active ingredient, for the treatment of FMS and related chronic pain syndromes in the United States and Canada. We also have an option to expand the license to include other indications. We will pay Pierre Fabre an upfront payment to license the compound with the first payment of $750,000 to be made in the third quarter of 2001. Additional payments to Pierre Fabre will be based on meeting certain clinical and regulatory milestones. If the product is commercialized, Pierre Fabre will manufacture the active ingredient used in the commercial product and Cypress will pay Pierre Fabre a transfer price and royalties based on net sales. Pierre Fabre retains the right to sell products developed by Cypress for the FMS indication outside of North America and will pay Cypress a royalty based on net sales for such marketing rights.

     We believe our cash and cash equivalents balance on June 30, 2001, is sufficient to fund operations through mid-2002. We are actively seeking financing and considering possible strategic transactions to increase our cash position. In order to successfully develop the drug candidate that we have licensed from Pierre Fabre for the treatment of FMS and in order to acquire and develop any additional drug candidates for the treatment of FMS or other pain disorders, we will be required to raise additional capital. The amount of capital we require is dependent upon many factors, including the following: the cost of the clinical trials for the drug candidate that we have licensed from Pierre Fabre for the treatment of FMS, costs of in-licensing additional drug candidates for our FMS program, the costs associated with the clinical trials designed for any new developed and/or acquired drug candidate, results of research and development efforts, the FDA regulatory process, costs of commercialization of products and potential competitive and technological advances and levels of product sales, and the ability of Fresenius to successfully market the PROSORBA column for the treatment of RA. Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Although we are seeking to raise additional capital through equity or debt sources, we may not be able to raise additional capital through such sources and even if we do raise funds, these funds may not allow us to maintain our current and planned operations. And if we are able to raise capital through an equity financing, due to the recent trading price of our stock, any financing could substantially dilute our existing stockholders. If we are unable to obtain additional capital, we will be required to delay, scale back or eliminate our research activities associated with the drug candidate we have licensed from Pierre Fabre, our activities related to attempting to acquire additional drug candidates for the treatment of FMS or other pain disorders and our recent investor relations activities.

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

         Not applicable

Item 3 - Defaults Upon Senior Securities

         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on July 27, 2001. The Company had 6,911,900 shares of common stock outstanding and entitled to vote as of June 13, 2001, the date of record of the meeting. At the meeting holders of a total of 4,800,166 shares of common stock were present in person or represented by proxy. The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:

(1) For the elections of the nominees as class of 2004 directors:

                                  For        Withheld Authority or Against
Samuel D. Anderson            4,746,434           53,732
Jack Vaughn                   4,746,434           53,732

The Company's Board of Directors is comprised of the individuals elected this year and the following directors completing the following terms: Larry J. Kessel, M.D. and Charles Nemeroff, M.D., Ph.D whose terms expire in 2002, Sheldon Drobny, Martin B. Keller, M.D and Jay D. Kranzler, M.D., Ph.D whose terms expire in 2003.

(2) To ratify the Board's selection of Ernst & Young LLP to continue as the Company's independent auditors for the fiscal year ending December 31, 2001. Stockholder ratification of the selection of Ernst & Young as the Company's independent auditors is not required by the Company's Bylaws or otherwise. However, the Board is submitting the selection of Ernst & Young to the stockholders for ratification as a matter of good corporate practice.

          For                   Against                 Abstained
      4,781,135                  14,329                   4,702

Item 5 - Other Information

         Not applicable

Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 10.1 Employment Agreement between the Company and John Bunfilio, M.D., Ph.D dated June 18, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Cypress Bioscience, Inc.



     August 14, 2001                /s/ Jay D. Kranzler
                                    ----------------------------
                                    Chief Executive Officer,
                                    Chief Financial Officer and
                                    Chairman of the Board
                                    (Principal Executive Officer and
                                    Principal Financial and
                                    Accounting Officer)