Form 10-Q
period 2001-09-30
CYPRESS BIOSCIENCE INC
filed 2001-11-13
CIK 716054

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended September 30, 2001, or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________________ to
    _________________

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

         At November 6, 2001, 6,342,553 shares of Common Stock of the Registrant were outstanding.

                This filing, without exhibits, contains 21 pages.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

  ITEM 1 - Consolidated Balance Sheets as of September 30, 2001 (unaudited)
             and December 31, 2000...........................................  3

           Consolidated Statements of Operations for the three and
             nine months ended September 30, 2001 and 2000 (unaudited).......  4

           Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2001 and 2000 (unaudited)...................  5

           Notes to Consolidated Financial Statements (unaudited)............  6

  ITEM 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................  9

           Risk Factors...................................................... 12

  ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk........ 19

PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings ................................................ 20

  ITEM 2 - Changes in Securities and Use of Proceeds......................... 20

  ITEM 3 - Defaults Upon Senior Securities................................... 20

  ITEM 4 - Submission of Matters to a Vote of Security Holders............... 20

  ITEM 5 - Other Information................................................. 20

  ITEM 6 - Exhibits and Reports on Form 8-K ................................. 20

  Signatures ................................................................ 21

PART I
                                             CYPRESS BIOSCIENCE, INC.
                                            CONSOLIDATED BALANCE SHEETS


                                                                                 September 30,         December 31,
                                                                                      2001                 2000
                                                                                 -------------        -------------
                                                                                  (Unaudited)             (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $   7,484,026        $   7,102,317
   Restricted cash                                                                     995,067                   --
   Accounts receivable from agreement with Fresenius                                        --              439,315
   Prepaid expenses                                                                     83,144              104,178
   Assets held for sale                                                                     --               26,739
   Debt acquisition costs                                                               18,258               76,612
                                                                                 -------------        -------------
     Total current assets                                                            8,580,495            7,749,161

Property and equipment, net                                                            121,373              102,048
Other assets                                                                            24,886               40,062
                                                                                 -------------        -------------
     Total assets                                                                $   8,726,754        $   7,891,271
                                                                                 =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $     474,669        $     936,251
    Accrued compensation                                                                72,315              171,360
    Accrued liabilities                                                                318,670              267,182
    Current portion of deferred revenue from restructured Fresenius
      agreement                                                                      1,600,000                   --
    Current portion of convertible debentures                                               --              275,000
    Current portion of long-term obligations                                           957,465            1,578,562
                                                                                 -------------        -------------
         Total current liabilities                                                   3,423,119            3,228,355

Long-term portion of deferred revenue from restructured Fresenius
   agreement                                                                         5,200,000                   --
Long-term obligation, net of current portion                                                --              563,688

Stockholders' equity:
     Common stock, $.02 par value; 75,000,000 shares authorized, 6,342,553 and
        6,105,350 shares issued and outstanding at
        September 30, 2001 (unaudited) and December 31, 2000, respectively             126,851              122,107
     Additional paid-in capital                                                    101,071,945          100,269,714
     Accumulated deficit                                                          (101,095,161)         (96,292,593)
                                                                                 -------------        -------------
          Total stockholders' equity                                                   103,635            4,099,228
                                                                                 -------------        -------------
          Total liabilities and stockholders' equity                             $   8,726,754        $   7,891,271
                                                                                 =============        =============

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

                                     CYPRESS BIOSCIENCE, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                           Three Months ended             Nine Months Ended
                                              September 30,                 September 30,
                                           2001           2000            2001           2000
                                        -----------    -----------    -----------    -----------
Revenue:
     Revenue from restructured
       Fresenius agreement              $   400,000    $        --    $ 1,200,000    $        --
     Revenue from Fresenius agreement            --        889,382             --      2,304,127
                                        -----------    -----------    -----------    -----------
Total revenue                               400,000        889,382      1,200,000      2,304,127

Costs and expenses:
   Production costs                              --        150,437             --        330,006
   Sales and marketing                           --      1,216,538             --      4,776,880
   Research and development               1,644,601        392,790      2,101,610      1,675,009
   General and administrative             1,481,301      1,010,139      4,032,843      2,490,247
                                        -----------    -----------    -----------    -----------
Total costs and expenses                  3,125,902      2,769,904      6,134,453      9,272,142

Other income (expense):
    Interest and other
       income, net                           92,426        157,034        364,721        508,889
    Interest expense                        (58,640)      (135,274)      (232,836)      (429,740)
                                        -----------    -----------    -----------    -----------
Total other income                           33,786         21,760        131,885         79,149
                                        -----------    -----------    -----------    -----------
Net loss                                $(2,692,116)   $(1,858,762)   $(4,802,568)   $(6,888,866)
                                        ===========    ===========    ===========    ===========

Net loss per share                      $      (.42)   $     (0.31)   $      (.77)   $     (1.14)
                                        ===========    ===========    ===========    ===========

Shares used in computing net loss
   per share                              6,342,553      6,089,770      6,218,698      6,041,280
                                        ===========    ===========    ===========    ===========

 See accompanying Notes to Consolidated Financial Statements.

                                    CYPRESS BIOSCIENCE, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                    2001              2000
                                                                ------------      ------------
Operating Activities
Net loss                                                        $ (4,802,568)     $ (6,888,866)
Adjustments to reconcile net loss to net cash used
  by operating activities:
     Depreciation and amortization                                    57,493            82,324
     Loss on sale of asset to Fresenius                               16,714                --
     Assets held for sale                                             (1,975)               --
     Stock and stock options issued for services and expenses        660,885           107,739
     Deferred revenue from Fresenius                              (1,200,000)               --
     Changes in operating assets and liabilities, net                 23,321            81,035
                                                                ------------      ------------
         Net cash used by operating activities                    (5,246,130)       (6,617,768)

Investing Activities
   Proceeds from restructure of Fresenius agreement                8,000,000                --
   Proceeds from sale of assets to Fresenius                          12,000                --
   Purchase of equipment                                             (75,400)          (18,799)
                                                                ------------      ------------
         Net cash provided by (used by) investing activities       7,936,600           (18,799)

Financing Activities
   Payment of notes payable                                       (1,459,785)         (598,372)
   Cash restricted for debt repayment                               (995,067)               --
   Deferred financing costs                                               --           120,276
   Proceeds from exercise of stock options and warrants              146,091         4,505,300
   Payment of capital lease obligations                                   --            (4,563)
                                                                ------------      ------------
         Net cash provided by (used by) financing activities      (2,308,761)        4,022,641

Increase in cash and cash equivalents                                381,709        (2,613,926)
   Cash and cash equivalents at beginning of period                7,102,317        11,569,966
                                                                ------------      ------------
   Cash and cash equivalents at end of period                   $  7,484,026      $  8,956,040
                                                                ============      ============

Supplemental disclosure of cash flow information
   Interest paid                                                $    180,879      $    299,050
                                                                ============      ============

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

         We are focusing our expertise and resources on developing products that improve the diagnosis and treatment of fibromyalgia syndrome (FMS) and other pain disorders. We licensed our first clinical candidate for the treatment of FMS, milnacipran, in August of this year from Pierre Fabre Medicament (Pierre Fabre), the pharmaceutical division of bioMerieux Pierre Fabre of Paris, France. We currently intend to file an initial new drug application by the end of 2001 and pending appropriate regulatory clearance, to commence a Phase II clinical trial in the second quarter of 2002 to evaluate milnacipran in the treatment of FMS.

         We are continuing to evaluate our alternatives with respect to Cyplex(TM), a potential alternative to traditional platelet transfusions. As the focus of our business has shifted to FMS, future spending on Cyplex(TM) by us is expected to be minimal.

2.       Fresenius Agreements

         Effective January 1, 2001, we restructured the PROSORBA column partnership agreement with Fresenius AG of Bad Homburg, Germany and its U.S. subsidiary, Fresenius HemoCare, Inc. (Fresenius). Under the revised agreement, Fresenius is responsible for all PROSORBA column research and development, sales, marketing and clinical efforts worldwide. We received an upfront payment of $8.0 million for certain assets and a partial prepayment of royalties related to the PROSORBA column, and have the potential to receive future royalties for the life of the PROSORBA column if the sales exceed certain thresholds. The restructured agreement eliminates the profit and expense sharing arrangement with Fresenius for PROSORBA column sales and substitutes royalty provisions. Revenues from the first three quarters of 2000 consisted of reimbursement to us by Fresenius of allowable expenses under the original agreement for royalty, research and development and sales and marketing expenses plus 50% share of any remaining net profit under the agreement. Revenues for the first three quarters of 2001 consisted of the amortization of the upfront payment from the restructured Fresenius agreement on a straight-line basis over a five-year term. The unamortized upfront payment amount is being recorded as deferred revenue from the restructured Fresenius agreement. As a result, revenues for the 2000 and 2001 periods are not directly comparable.


3.       Net Loss Per Share

     The computation of net loss per share is based on the weighted average number of shares of common stock outstanding for each period. Common stock equivalents related to options, warrants and convertible debentures (which matured in March 2001 and are no longer outstanding at September 30, 2001) are excluded, as their effect is antidilutive.


4.       Long-term Obligation

         The current portion of long-term obligation represents the remainder of a fully amortizing term loan that will be repaid in full in September 2002. Prior to the sale of PROSORBA related assets to Fresenius, the loan was secured by certain of our assets. In January 2001, the debt covenants related to this loan were restructured and the loan was secured with a $2.1 million interest bearing restricted cash account held as collateral by the lender. This interest bearing restricted cash has been and will continue to be used to retire the loan over its term. The remaining balance of the restricted cash account at the end of this third quarter was $995,067.

         The 7% convertible debentures, which were due in March 2001, were repaid in full, in accordance with the terms of the debenture agreement, in the amount of $275,000.


5.       Equity

     In June 2001, we received proceeds of approximately $146,000 in cash and $190,000 in a full recourse interest-bearing note from the exercise of options to purchase 134,248 shares of our common stock. These shares were exercised in accordance with the terms of a stock option cancel and regrant program. Participants in the cancel and regrant program were required to forfeit existing options for new options at the exercise price equal to the fair market value of the common stock as of the date of the regrant. The new options have a four-year term as opposed to the original options, which had a ten-year term, and participants were required to immediately exercise 20% of the regranted options. As a result of the option cancel and regrant program, the options are accounted for as variable options. Approximately $315,000 and $509,000 of option-related expenses were recorded for the three and nine-month periods ended September 30, 2001, respectively, as additional paid-in capital and general and administrative expense to reflect the effect of the increase in market price of the regranted and outstanding options.

6.       Licensing Agreement

         In August 2001, Cypress entered into a license agreement with Pierre Fabre, the pharmaceutical division of bioMerieux Pierre Fabre of Paris, France. The agreement provides Cypress with an exclusive license to develop and sell any product with the compound milnacipran as an active ingredient, for the treatment of FMS and related chronic pain syndromes in the United States and Canada. The agreement also gives Cypress an option to expand the license to include other indications in these markets.

         In connection with the license, Cypress paid Pierre Fabre an upfront fee and is obligated to make additional payments based on meeting certain clinical and regulatory milestones. If the drug is commercialized, Pierre Fabre will manufacture the active ingredient used in the commercial product, and Cypress will pay Pierre Fabre a transfer price and royalties based on net sales. Pierre Fabre retains the right to sell products developed by Cypress for the FMS indication outside of North America and will pay Cypress a royalty based on net sales for such marketing rights.

7.       New Accounting Pronouncements

         In June 2001, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respects to goodwill and intangible assets acquired prior to July 1, 2001, Cypress will apply the new accounting rules beginning January 1, 2002. Cypress does not expect the adoption of the new standards to have a material effect on the financial statements.

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

Company Overview

         We are focusing our expertise and resources on developing products that improve the diagnosis and treatment of patients with fibromyalgia syndrome
(FMS) and other pain disorders. We recently licensed our first drug candidate for development in the treatment of FMS and have on-going internal research programs for FMS. In addition, we are evaluating our alternatives with respect to Cyplex(TM), a potential alternative to traditional platelet transfusions. We have in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and we expect to continue to do so in the future.

         As of September 30, 2001, we had working capital of approximately $5.2 million and an accumulated deficit of approximately $101.1 million. Our future success depends on our ability to raise additional capital and to develop and market new products for the treatment of FMS or other pain disorder.

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

         In connection with the sale of assets, we restructured the existing license agreement with Fresenius so that Fresenius assumed responsibility for the research and development, clinical trials and sales and marketing of the PROSORBA column in addition to the manufacturing responsibility that Fresenius has had since April 1999. The restructured agreement eliminates the profit sharing and expense sharing provisions and substitutes royalty provisions. At the closing, Fresenius paid us a license fee, which represented a prepayment of royalties for 10,000 columns in each of the five years beginning with 2001. In addition, we are entitled to receive royalties on any sales of columns in excess of the 10,000 columns within any of the first five years and for all column sales beyond the five-year period. We do not anticipate receiving any additional payments from Fresenius for the fourth quarter of 2001. The license fee is not refundable to Fresenius under any circumstances. Fresenius paid approximately $8.0 million in cash for the assets, including the pre-marketing approval, and the license fee upon consummation of the transaction.

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

Results of Operations

     Revenues for the three and nine-month periods ended September 30, 2001 totaled $400,000 and $1.2 million, respectively, compared to $889,000 and $2.3 million for the same periods of 2000. Revenues for the first nine months of 2001 consisted of amortization of the upfront payment of approximately $8.0 million we received under the restructured agreement with Fresenius. This upfront payment is being recognized as revenue on a straight-line basis over a five-year term. The unamortized amount of the upfront payment is recorded as deferred revenue. In contrast, revenues for the nine month period ended September 30, 2000 consisted of reimbursement to us by Fresenius of our allowable expenses and our share of profits from the sale of the PROSORBA column under the original agreement. As a result, revenues for 2000 and 2001 periods are not directly comparable. In addition, we do not anticipate receiving any revenues in the fourth quarter other than those that will be recorded based on our restructured agreement with Fresenius. Therefore, we expect that our revenue for the fourth quarter will be $400,000.

         Research and development expenses for the three and nine-month periods ended September 30, 2001 were $1.6 million and $2.1 million, respectively, compared to $393,000 and $1.7 million for the comparable periods in 2000. The increase for the quarter and nine-month period ended September 30, 2001 compared to the prior periods was due to the payment of a $750,000 licensing fee to Pierre Fabre, the pharmaceutical division of bioMerieux Pierre Fabre of Paris, France, and commencement of pre-clinical and clinical activities related to milnacipran. In addition, during the second quarter of 2001, we launched our genomic research program and began implementation of a database for our physician and patient registries focused on patients with FMS and physicians that treat patients with FMS. These cost increases were partially offset by the assumption of the research and development activities related to the PROSORBA column by Fresenius.

         Pending appropriate regulatory clearance, we expect to begin Phase II clinical trials with milnacipran in FMS in the second quarter of 2002. As a result, we anticipate that research and development costs will increase in future periods.

         Production costs incurred in 2000 were a result of royalties paid by us to third parties based on total PROSORBA column sales. We are no longer responsible for royalty payments to these third parties as Fresenius assumed these obligations under the restructured agreement and therefore, we did not have any production costs in 2001.

         Sales and marketing expenses totaled $1.2 million and $4.8 million for the three and nine-month periods ended September 30, 2000. There were no sales and marketing expenses incurred during 2001 due to the assumption of the sales and marketing efforts associated with the PROSORBA column by Fresenius, in accordance with the restructured agreement. We do not anticipate incurring marketing expenses until and unless we are able to commercialize product for FMS or other pain disorders.

         General and administrative expenses for the three and nine-month periods ended September 30, 2001 were $1.5 million and $4.0 million, respectively, compared to $1.0 million and $2.5 million for the same time periods in 2000. The increase in the current quarter's expenses was primarily due to business development activity associated with the execution of our license agreement with Pierre Fabre and our efforts to license other drug candidates for the treatment of the FMS. In addition, we recorded a non-cash expense of approximately $315,000 and $509,000, respectively, for the three and nine-month periods ended September 30, 2001 in connection with our stock option cancel and regrant program. We will continue to record a similar non-cash expense in future quarters to reflect the difference between the exercise price of the regranted options, which is $2.50, and the fair market value of the options until each of the options held under the cancel and regrant program has been exercised or is terminated. We expect general and administrative costs will fluctuate from quarter to quarter depending on our business development activities and upon the impact of the stock option and regrant program.

Liquidity and Capital Resources

         Our cash and cash equivalents balance at September 30, 2001 totaled $7.5 million, compared to $7.1 million at December 31, 2000. The net increase in cash and cash equivalents was primarily due to the upfront payment from the restructured agreement with Fresenius, partially offset by cash used in operations, a license fee paid to Pierre Fabre and repayment of debt. Working capital at September 30, 2001 totaled $5.2 million, compared to $4.5 million at December 31, 2000.

         On August 1, 2001, we entered into a license and trademark agreement with Pierre Fabre. The agreement provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient, for the treatment of FMS and related chronic pain syndromes in the United States and Canada. We also have an option to expand the license to include other indications in these markets. We paid Pierre Fabre an upfront cash fee of $750,000 in the third quarter of 2001 to license the compound. Additional payments to Pierre Fabre will be based on meeting certain clinical and regulatory milestones. If the product is commercialized, Pierre Fabre will manufacture the active ingredient used in the commercial product and we will pay Pierre Fabre a transfer price and royalties based on net sales. Pierre Fabre retains the right to sell products developed by us for the FMS indication outside of North America and will pay us a royalty based on net sales for such marketing rights.

         We believe our cash and cash equivalents balance on September 30, 2001, is sufficient to fund operations through the second quarter of 2002 assuming the commencement of Phase II clinical trails for milnacipran in the second quarter of 2002. We do not have committed external sources of funding and we will need to raise additional capital to finance the clinical development of milnacipran and any of our future product candidates and general operations through a sale of equity and possible strategic transactions. The amount of capital we require will be dependent upon many factors, including the following: the cost of the clinical trials of milnacipran, costs of in-licensing additional drug candidates for our FMS program, the costs associated with the clinical trials designed for any new developed and/or acquired drug candidate, results of research and development efforts, the FDA regulatory process, costs of commercialization of products and potential competitive and technological advances and levels of product sales, and the ability of Fresenius to successfully market the PROSORBA column for the treatment of RA. Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Although we will need to raise additional capital through equity, debt and strategic transactions, we may not be able to raise additional capital through such sources and even if we do raise funds, these funds may not allow us to maintain our current and planned operations. And if we are able to raise capital through an equity financing, due to the recent trading price of our stock, any financing could substantially dilute our existing stockholders. If we are unable to obtain additional capital, we will be required to delay, scale back or eliminate our research activities associated with milnacipran, our only drug candidate, our activities related to attempting to acquire additional drug candidates for the treatment of FMS or other pain disorders.

Risk Factors

Due to our change of business focus, we are at an early stage of development and we do not have and may never develop any commercial drugs or other products that generate revenues.

In January 2001, we restructured our agreement with Fresenius HemoCare such that Fresenius HemoCare is now responsible for all activities related to the PROSORBA column and is the holder of the United States Food and Drug Administration pre-market approvals and applications for the PROSORBA column. We are now focusing our expertise and resources on developing therapeutics for the treatment of other disorders, including FMS. In August 2001, we entered into a license agreement with Pierre Fabre Medicament whereby we received an exclusive license to develop and sell any product with the compound milnacipran as an active ingredient for the treatment of FMS and related chronic pain syndromes.

We are at an early stage of development as a biotechnology company and do not have any commercial products. In addition, we currently only have nine full-time employees. Milnacipran, or any additional product candidates, will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates fail to be safe and effective in clinical trials, or because we have inadequate financial or other resources to pursue clinical development. We do not expect to be able to market milnacipran for a number of years, if at all. If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

Milnacipran has never been tested for the treatment of FMS, and may not be an effective for treatment of such indications.

Milnacipran, our only product candidate has never been tested for the treatment of FMS. Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has never been tested as a treatment for pain. Clinical trials may reveal that milnacipran is not a suitable product candidate for the treatment of FMS. If milnacipran does not prove to be a safe and effective treatment for FMS, our business would be materially harmed and our stock price would decline.

We have not yet filed an IND with the FDA for milnacipran and we are dependent on the successful outcome of the clinical trials for our only product candidate, milnacipran.

     We have not yet filed an IND for milnacipran with the FDA. We expect to file the application in the fourth quarter of 2001 but the timing may take longer than we anticipate. Once the application is filed we must wait at least 30 days, assuming the FDA does not review the application, before we are able to commence clinical trials with milnacipran. We have not yet filed the IND for milnaciplan with the FDA and therefore do not yet know if they will put our clinical trials on hold. If the FDA does not grant our IND application, or puts us on clinical hold, we will not be able to begin clinical trials. If clinical trials for milnacipran are not completed or conducted as planned, the commercialization of milnacipran would be delayed or prevented, our business could be harmed and our stock price could decline.

Furthermore, assuming we are able to commence clinical trials for milnacipran, our business success will depend on our ability to complete patient enrollment in clinical trials, the ability to obtain satisfactory results, the ability to obtain required regulatory approvals and the ability to successfully commercialize milnacipran. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment in the trials may result in increased costs, program delays, or both, which could slow down our product development and approval process. If clinical trials for milnacipran are not completed or conducted as planned, or in a timely manner or if milnacipran does not prove to be safe and effective or receive required regulatory approvals, our business would be materially harmed and our stock price would decline.

The FDA approval of milnacipran is uncertain.

Milnacipran is in the early stages of development and even if our clinical trials are successful, we may not receive required regulatory clearance from the FDA, or any other regulatory body to commercially market and sell milnacipran. The regulatory clearance process typically takes many years and is extremely expensive. Regulatory clearance is never guaranteed. If we fail to obtain regulatory clearance for milnacipran or future product candidates, we will be unable to market and sell any products and therefore may never be profitable.

As part of the regulatory clearance process, we must conduct, at our own expense, preclinical research and clinical trials for each product candidate to demonstrate safety and efficacy. The number of preclinical studies and clinical trials that will be required varies depending on the product, the disease or condition that the product is in development for and regulations applicable to any particular product. The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable standards. The FDA can delay, limit or not grant approval for many reasons, including:

     .  A product candidate may not be safe or effective;

     . FDA officials may interpret data from preclinical testing and clinical trials in different ways than we interpret such data;

     . The FDA might not approve our manufacturing processes or facilities, or the processes or facilities of any future collaborators; and

     .  The FDA may change its approval policies or adopt new regulations.

The FDA also may approve a product candidate for fewer indications than requested or may condition approval on the performance of post marketing studies for a product candidate. Even if we receive FDA and other regulatory approvals, milnacipran or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, any marketed product and its manufacturer continue to be subject to strict regulation after the approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. The process of obtaining approvals in foreign countries is subject to delay and failure for the same reasons indicated above. Any delay or failure to receive approval for any of our potential products could materially harm our business, financial condition and results of operations.

We rely on third parties to conduct all of our clinical trials.

We currently have only nine full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. For example, we intend to use the services of Scirex Corporation to conduct our clinical trails with respect to milnacipran. Because we do not conduct these trials, we must rely on the efforts of others and cannot always predict accurately the timing of such trials, the costs associated with such trials or the procedures to be followed for such trials. We do not anticipate increasing our personnel anytime in the future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials.

If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize our products.

We currently have a staff of nine employees and have virtually no ability to directly sell, market or distribute any product we may develop. To directly market and distribute any product we may develop we must build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. Alternatively, we may obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

We will need additional capital.

We expect that we will spend substantial amounts on research, development and commercialization of milnacipran, including amounts spent for clinical supplies and conducting clinical trials and on any of our future product candidates and general operations. We do not have committed external sources of funding and we will be required to raise additional capital through a sale of equity and possible strategic transaction. The amount of capital will be dependent upon many factors, including some of those set forth in other sections of this report. The actual costs of development of our products may exceed our expectations. In addition, it may not be possible to raise additional capital from any source. If we are unable to raise additional capital when we need it or on acceptable terms, we may have to significantly delay, scale back or discontinue the development of milnacipran or any of our future programs, clinical trials or other aspects of our operations. We may also have to seek corporate collaborators at an earlier stage than would be desirable to maximize the rights to future product candidates or relinquish or license rights to technologies or product candidates on terms that are less favorable to us than might otherwise be available. The inability to raise additional capital would materially harm our business and stock price.

We have a history of operating losses and we may never be profitable.

We have incurred substantial losses during our history. As of September 30, 2001, we had an accumulated deficit of approximately $101 million. Our ability to become profitable will depend upon our ability to develop, market and commercialize milnacipran with sufficient sales volumes to achieve profitability and our ability to develop, market and commercialize any other products. We do not expect to be profitable in the foreseeable future and may never achieve profitability.

We may engage in strategic transactions that fail to enhance stockholder value.

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

If sales of the PROSORBA column for the rheumatoid arthritis indication do not increase, we may never receive royalty payments from Fresenius HemoCare.

Pursuant to the amended license and distribution agreement with Fresenius HemoCare, Fresenius HemoCare is responsible for all sales, marketing, clinical and regulatory activities worldwide with respect to the PROSORBA column. Upon execution of the agreement, Fresenius HemoCare paid us a license fee, which represents a prepayment of royalties for 10,000 PROSORBA columns in each of the next five years beginning in 2001. We are entitled to receive royalties on sales of the PROSORBA column in excess of the 10,000 PROSORBA columns within any of the five years and for all PROSORBA column sales beyond the five-year period. The sales of the PROSORBA column have not increased at the rate we had expected and if they do not increase above existing levels, we will not receive any royalty payments. Sales of the PROSORBA column will depend upon, among other things, the marketing and sales effort by Fresenius HemoCare, acceptance of the PROSORBA column by leading rheumatologists and medical groups, availability and convenience of treatment centers and availability of insurance reimbursement and effectiveness of competing drugs.

The mandatory post approval clinical trials may not be successful and if they are not, Fresenius HemoCare may have to discontinue marketing the PROSORBA column.

As a condition to the FDA's clearance of the PROSORBA column for the treatment of rheumatoid arthritis, Fresenius HemoCare is obligated to conduct two mandatory post approval clinical trials. It is estimated that it will take approximately 3 to 4 years to complete the two studies (depending upon the number of patients and enrollment rates). The outcome of the mandatory post approval trials could affect the FDA clearance of the PROSORBA column for the rheumatoid arthritis indication, including changes to the product labeling, potential sales of the PROSORBA column and/or withdrawal of FDA clearance. If the FDA were to withdraw clearance for marketing the PROSOBRA column, we would never receive any royalty payments from Fresenius HemoCare.

Our competitors may develop and market products that are less expensive, more effective or safer, which may diminish or eliminate the commercial success of any products we may commercialize.

The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop, products that will compete with our products. It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete. It is also possible that our competitors will commercialize competing products before any of our products are marketed. In addition, we intend to begin clinical trials with milnacipran in the first half of 2002. We expect that, especially in the treatment of FMS, competition from other biopharmaceutical companies, pharmaceutical companies, universities and pubic and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

As a policy, we seek to protect our proprietary technology and inventions, through patents, trade secret law and other legal protections. The composition of matter patent for milnacipran will expire in 2002. We have recently filed a new patent application directed to certain methods using milnacipran and are working with Pierre Fabre to secure patent protection for certain formulations of milnacipran. However, the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could result in significant expense to us including diversion of the resources of management.

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

We may be subject to product liability claims that could cause us to incur liabilities beyond our insurance coverage.

The use of the PROSORBA column and, if developed and later cleared by the FDA, milnacipran, may result in adverse side effects to the end-users that could expose us to product liability claims. Although Fresenius HemoCare has assumed all responsibilities associated with the PROSORBA column, including maintaining insurance, we may still be named in any lawsuit. In addition, we cannot predict all possible harm or side effects that may result from treatment of patients with our products. We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.

We may lose our net operating loss carryforwards which could prevent us from offsetting future taxable income.

     Sales of our common stock in September 1991 and October 1997 caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable. This limitation will allow us to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes. Based upon the limitations of Section 382, we may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any. To the extent not used by us, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire. Approximately $2.5 million in net operating losses expired in 2000 and the remaining tax loss carryforwards will begin to expire in 2001 unless previously utilized.

Issuance of shares in connection with financing transactions, including collaborations or under stock option plans and outstanding warrants, may be dilutive.

If in the future, we raise additional funds by issuing stock, further dilution to you may result. Future investors may receive rights that are superior or favorable to your rights. We may also issue stock in connection with corporate collaborations and that will cause dilution to your ownership. We maintain stock option plans under which employees, directors and consultants may acquire shares of our common stock through the exercise of stock options and other purchase rights. We also have warrants to purchase our common stock that are outstanding. You will incur dilution upon exercise of our outstanding options and warrants.

The trading volume of our stock is low and therefore, it may be difficult for you to sell any shares that you may purchase in the Offering.

We only have approximately 6.3 million shares of common stock outstanding and our average monthly trading volume in the six months prior to November 1, 2001 was 693,527. Therefore, in the event that you purchase shares of our common stock in this Offering, it may be difficult for you to sell all your shares in one block or to make any sales in the time frame in which you desire.

Our stock price will likely be volatile.

The market prices of technology companies, particularly biotechnology companies, have been highly volatile and our stock price has been volatile. Our stock price has been and may continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

     .  The development of milnacipran;

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

The concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

As of September 30, 2001, our executive officers, directors and stockholders who hold at least 5% of our stock control approximately 8.3% of our outstanding common stock. In addition, Paramount Capital Investments holds 28.1% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of our directors, the election of the members of our board of directors, approvals of amendments to our certificate of incorporation or bylaws, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

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

         Not applicable

Item 5 - Other Information

         Not applicable

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

               None

               ---------------------

               * Confidential Treatment requested for portions of this exhibit.

         (b)   Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Cypress Bioscience, Inc.



              November 13, 2001          /s/ Jay D. Kranzler
                                         ---------------------------------------
                                         Chief Executive Officer and Chairman of
                                         the Board (Principal Executive Officer)


              November 13, 2001          /s/ Lisa Walters-Hoffert
                                         ---------------------------------------
                                         Chief Financial Officer and
                                         Executive Vice President (Principal
                                         Financial Officer)