Form 10-K405
period 2001-12-31
CYPRESS BIOSCIENCE INC
filed 2002-04-01
CIK 716054

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No __
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 15, 2002 was $14,272,816*

The number of shares outstanding of the Registrant's common stock as of March 15, 2002 was 6,349,221.

DOCUMENTS INCORPORATED BY REFERENCE:  None

---------------------

* Calculated based on 4,460,255 shares of common stock held as of March 15, 2002 by non-affiliates and a per share market price of $3.20. Excludes 1,888,966 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the common stock outstanding at March 15, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                                              CYPRESS BIOSCIENCE, INC.
                                                      FORM 10-K
                                                        INDEX


                                                       PART I

                                                                                                               Page
Item 1            Business................................................................................        1
Item 2            Properties..............................................................................       13
Item 3            Legal Proceedings.......................................................................       13
Item 4            Submission of Matters to a Vote of Security Holders.....................................       13


                                                       PART II

Item 5            Market for our Common Equity and Related Stockholder Matters............................       15
Item 6            Selected Consolidated Financial Data....................................................       16
Item 7            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................       17
Item 7A           Quantitative and Qualitative Disclosures about Market Risk .............................       25
Item 8            Financial Statements and Supplementary Data.............................................       25
Item 9            Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure................................................................       25

                                                      PART III

Item 10           Directors and Executive Officers........................................................       26
Item 11           Executive Compensation..................................................................       30
Item 12           Security Ownership of Certain Beneficial Owners and Management..........................       41
Item 13           Certain Relationships and Related Transactions..........................................       43


                                                       PART IV

Item 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................       45
                  Signatures..............................................................................       47
                  Power of Attorney.......................................................................       48

                                                         i.

                                     PART I

Trademarks and Trade Names

         The following are our registered trademarks, PROSORBA(R) column and Cyplex(TM). All other trademarks, service marks and/or trade names appearing in this Form 10-K are the property of their respective holders.


ITEM 1.  Business

         Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as "may," "will," "expect," "believe," "intend," "plan," "anticipate," "estimate," or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Annual Report. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to develop milnacipran, our ability to develop or acquire any compounds or products to treat FMS or any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-K.

Company Overview and Recent Developments

         Cypress is committed to be the innovator and commercial leader in providing products that improve the diagnosis and treatment of patients with fibromyalgia syndrome, or FMS, and other related pain and central nervous system disorders. Our goal is to be the first to market a product approved in the U.S. for the treatment of FMS. Our business strategy combines novel technology with clinical development of well-characterized drugs that we believe offer strong potential to treat FMS patients. Underlying our unique multidisciplinary approach to developing drugs to treat FMS, we have formed cross-functional advisory boards made up of experts in the field of FMS, psychopharmacologists with in-depth knowledge of drugs currently used to treat the condition, pain experts, and genomics and genetic experts. Members of the advisory boards include distinguished and internationally renowned physicians and clinicians, who chair scientific committees of major pharmaceutical companies. The advisory boards also include experienced principal investigators and designers of pharmaceutical company clinical trials that led to drugs that are currently marketed.

         Our near-term marketing strategy focuses on building valuable relationships with FMS patients and physicians with large FMS practices. Through the use of our physician and patient registries, as well as our FMS website at www.FMSresource.com, we are attempting to gain important market information,
-------------------
enhance participation in our proposed clinical trials for milnacipran and build relationships with potential customers.

         We licensed our first clinical candidate for the treatment of FMS, milnacipran, in August of 2001 from Pierre Fabre Medicament, or Pierre Fabre, the pharmaceutical division of bioMerieux Pierre Fabre of Paris, France. We filed an initial new drug, or IND, application in December of 2001 and the 30 day waiting period required during which the Food and Drug Administration, or the FDA, may review the IND, expired in January 2002. We intend to commence a Phase II clinical trial in the second quarter of 2002 to evaluate milnacipran in the treatment of FMS. Assuming that we receive approval to market milnacipran, which we do not anticipate receiving for several years, if at all, we intend to seek a partner to manufacture and co-promote milnacipran to primary care physicians. In addition, we have in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives that we believe may enhance stockholder value. We expect to continue to do so in the future.

         On January 19, 2001, we sold to Fresenius Hemocare most of our assets related to the PROSORBA column, including the United States Food and Drug Administration pre-market approvals and applications for the PROSORBA column, and exclusively licensed certain patents related to the PROSORBA column to Fresenius HemoCare and its parent company, Fresenius HemoCare GmbH. Collectively we refer to these two entities as Fresenius. Fresenius is now solely responsible for all ongoing clinical trials, regulatory support, and the marketing and distribution of the PROSORBA column.

Fibromyalgia Syndrome

         FMS is a chronic and debilitating condition characterized by widespread pain and stiffness throughout the body, accompanied by severe fatigue, headache and insomnia. Most FMS patients begin to experience symptoms in their 20s and 30s that worsen throughout their lives. Although FMS has been medically recognized for many years, it was only in 1990 that medical specialists agreed on the signs and symptoms that must be present to make the diagnosis. Specialists in the field of FMS have concluded that FMS is a generalized and heightened perception of sensory stimuli resulting from abnormal pain processing within the central nervous system, and in most instances, is triggered by physical trauma, emotional stress or infection.

         Status

         We licensed our first clinical candidate for the treatment of FMS, milnacipran, in August of 2001 and we intend to commence a Phase II clinical trial in the second quarter of 2002 to evaluate milnacipran in the treatment of FMS. Milnacipran, the first of a new class of agents known as NSRI's, or Norepinephrine Serotonin Reuptake Inhibitors, shares a pharmacological profile
-              -         -        -
with the tricyclic antidepressants (TCAs). Recent published studies have indicated that these TCAs are considered the most effective drugs for treatment of FMS. However, their usage is limited by side effects. While milnacipran shares a pharmacologic profile with TCAs, it appears to lack the side effects associated with the latter.

         We recently terminated our research agreement with Georgetown University, effective April 1, 2002. We originally entered into the agreement based on the fact that Dr. Dan Clauw was designated as the principal investigator of the research under the agreement. In light of the fact that Dr. Clauw has resigned from Georgetown University, we determined it was in our best interest to terminate our research agreement with Georgetown University. Dr. Dan Clauw and his Chronic Pain and Fatigue research team have accepted positions at University of Michigan in Ann Arbor. Dr. Dan Clauw continues to chair our fibromyalgia syndrome advisory board, and other members of his group remain active advisors and collaborators.

         Market Opportunity

         FMS affects an estimated 2%-4% of the population worldwide and is the second most common diagnosis by rheumatologists in the United States, after osteoarthritis. Despite the high prevalence and severity of this syndrome, there are no approved treatments specifically for FMS in the United States or elsewhere.

The PROSORBA Column

         The PROSORBA column is a therapeutic, extracorporeal immunoadsorption device that removes circulating immune complexes and immunoglobulin from a patient's plasma, in a procedure that takes place outside the body and returns the treated plasma and red blood cells to the patient. The PROSORBA column treatment uses therapeutic apheresis. In a process similar to donating platelets, a patient's blood is removed from an arm and passed through a cell separator machine that separates the blood cells from the plasma (the liquid portion of the blood). The plasma is then passed through the PROSORBA column. The PROSORBA column is composed of a silica matrix coated with protein A, a substance which binds to immunoglobulin (commonly known as antibodies) and other circulating immune complexes. Once these substances are removed, the plasma is recombined with the red blood cells and reinfused into the patient's body. This procedure generally lasts two-hours and can be performed in an outpatient setting. The standard course of treatment for rheumatoid arthritis involves 12 weekly outpatient apheresis sessions.

         Fresenius purchased most of our assets related to the PROSORBA column and assumed our liabilities under a lease for a facility in Redmond, Washington and our obligations under contracts relating to the PROSORBA column, including our royalty obligations under assigned patent licenses. We also assigned our distribution agreement for the territory of Canada to Fresenius. We retained ownership of the patents and trademarks for the PROSORBA column. Fresenius currently markets the PROSORBA column for the treatment of rheumatoid arthritis in the United States and began marketing the PROSORBA column to European countries in April 2000.

         In February 2002, we amended certain provisions of our license and distribution agreement with Fresenius. Under the terms of the amendment, the initial $8 million payment received in January 2001 was made non-refundable under any circumstances. The amendment also eliminated the payment of royalties on column sales in excess of 10,000 in any of the first five years of the agreement and eliminated all royalties on Column sales beyond five years. A contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units. Such payment, if any, will be due on June 30, 2008 and is non-refundable.

Cyplex, a Platelet Alternative

         We own the rights to Cyplex, an alternative to traditional platelet transfusions. We are not actively developing Cyplex and are continuing to consider our alternatives with respect to Cyplex.

Patents, Trademarks and Proprietary Technology

         We believe that our success depends primarily on the experience, capabilities, and skills of our personnel. However, patents and other proprietary rights are important and we seek to protect our intellectual property rights by a variety of means, including patents, maintaining trade secrets and proprietary know-how, and technological innovation to develop and maintain our competitive position. We actively seek patent protection both in the United States and internationally and have filed three patent applications related to FMS. It is possible that a patent application will not issue from any of our patent applications and the breadth or scope of protection allowed under any issued patents may not provide adequate protection to protect any of our future products. We intend to attempt to enforce our patents, trademarks and brand names.

         Pursuant to the amended license and distribution agreement with Fresenius, we granted to Fresenius an exclusive license under certain patents related to the PROSORBA column to manufacture, use and distribute the PROSORBA column worldwide for use in the treatment of idiopathic thrombocytopenic purpura and rheumatoid arthritis and any other indications that may be cleared by the FDA. We retained ownership of the patents and trademarks related to the PROSORBA column worldwide.

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

Government Regulation

         Research, preclinical development, clinical trials, and manufacturing and marketing activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework takes many years and is very expensive.

         The steps required before a pharmaceutical agent may be marketed in the United States include:


          . preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies

          . the submission of an IND application to the FDA for human clinical testing, that must be accepted by the FDA before human clinical trials may commence

          . adequate and well-controlled human clinical trials must be conducted by us or our collaborator to establish the safety and efficacy of the product candidate

          .    the submission of a new drug application to the FDA

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

         Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of a product. Compounds must be formulated according to the FDA's regulations on good manufacturing practices and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests are submitted to the FDA as part of an IND application and are reviewed by the FDA before human clinical trials may begin. The IND application must also contain protocols for any clinical trials that will be carried out. If the FDA objects to an IND application during this 30 day waiting period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the agency authorizes trials under specified terms. Such a halt, called a clinical hold, continues in effect until and unless the FDA's concerns are adequately addressed. In some cases, clinical holds are never lifted. Imposition by the FDA of a clinical hold can delay or preclude further product development. The investigational new drug application process may be extremely costly and may substantially delay product development.

         In December 2001 we submitted an IND application to the FDA for clinical testing of milnacipran in humans with FMS. In January of 2002, the 30 day waiting period during which the FDA may review the IND expired and we anticipate commencing a Phase II clinical trial to treat FMS with milnacipran in the United States in the second quarter of 2002.

         Clinical trials must be sponsored and conducted in accordance with good clinical practice under protocols and methodologies that:

          . ensure receipt from participants of signed consents that inform them of risks

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

         In addition to regulations enforced by the FDA, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that the safety procedures used by third parties for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be liable for any damages that result.

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

Competition

         Currently, there are no approved treatments specifically for FMS in the United States or elsewhere. As a result, the first option for treatment of FMS is physical therapy, followed by analgesics to attempt to alleviate the pain. If the analgesics do not alleviate the pain, then muscle relaxants and antidepressants are often prescribed.

         We are aware of preliminary clinical trials that have been conducted by other pharmaceutical companies for the treatment of FMS. The market potential for FMS and related conditions is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain or antidepressant therapies could decide to evaluate their current product candidates for the treatment of FMS at any time. Due to the high incidence of FMS and related conditions, we anticipate that most, if not all, of the major pharmaceutical companies will have significant research and product development programs in these areas. We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs we seek to develop.

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

         Our competition will be partially determined by the potential indications that are ultimately cleared for marketing by regulatory authorities, by the timing of any clearances and market introductions and by whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which we can develop milnacipran or any of our future product candidates, complete the clinical trials, receive regulatory clearance and supply commercial quantities of the products to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability and patent protection.

Manufacturing and Supply

         Pursuant to the terms of our agreement with Pierre Fabre, they agreed to supply us with the active pharmaceutical ingredient for milnacipran in exchange for a transfer price. We have contracted with a third party to manufacture the bulk product of milnacipran for our proposed clinical trials. If we receive FDA clearance for milnacipran in the United States, which is not anticipated for several years, if at all, we intend to seek a partner to manufacture milnacipran for commercial distribution.

         In April 1999 Fresenius exercised its option to acquire the PROSORBA column manufacturing facility and related assets located in Redmond, Washington from us. Fresenius is solely responsible for manufacturing the PROSORBA column.

Employees

         As of March 15, 2002, we employed nine full-time employees. None of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

                                  Risk Factors

Due To Our Change Of Business Focus, We Are At An Early Stage Of Development And We Do Not Have And May Never Develop Any Commercial Drugs Or Other Products That Generate Revenues.

         Fresenius assumed all of the sales, marketing and clinical efforts associated with the PROSORBA column worldwide and we do not expect to be able to market Cyplex. We are now focusing our expertise and resources on developing therapeutics for the prevention and treatment of FMS and other related pain and central nervous system disorders. We are at an early stage of development as a biotechnology company and do not have any commercial products. In addition, we currently only have nine full time employees. Milnacipran and any of our future product candidates directed at the treatment of FMS or any additional indications will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. Our only product candidate is milnacipran and we have not yet started clinical trials on this candidate. Our product development and product acquisition efforts may not lead to commercial drugs, either, because the product candidates fail to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the program through the clinical trial process. We do not expect to be able to market milnacipran for a number of years, if at all. If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate revenues, which may require that we raise additional capital through financings or cease our operations.

Milnacipran Has Never Been Tested For The Treatment Of FMS, And May Not Be Effective For Treatment Of FMS.

         Milnacipran, our only product candidate, has never been tested for the treatment of FMS. Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has never been tested as a treatment for pain. Clinical trials may reveal that milnacipran is not a suitable product candidate for the treatment of FMS. If milnacipran does not prove to be a safe and effective treatment for FMS, our business would be materially harmed and our stock price would decline.

The FDA Approval Of Milnacipran Is Uncertain.

         Milnacipran is in the early stages of development and even if our clinical trials are successful, we may not receive required regulatory clearance from the FDA, or any other regulatory body to commercially market and sell milnacipran. Although we anticipate beginning clinical trials of milnacipran for the treatment of FMS in the second quarter of 2002, these trials may be postponed or not conducted at all. The regulatory clearance process typically takes many years and is extremely expensive. Regulatory clearance is never guaranteed. If we fail to obtain regulatory clearance for milnacipran or future product candidates, we will be unable to market and sell any products and therefore may never be profitable.

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

We Rely On Third Parties To Conduct All Of Our Clinical Trials.

         We currently have only nine full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We intend to use the services of Scirex Corporation to conduct our clinical trails with respect to milnacipran. Because we do not conduct these trials, we must rely on the efforts of others and cannot always predict accurately the timing of such trials, the costs associated with such trials or the procedures that are actually followed for such trials. We do not anticipate increasing our number of employees anytime in the future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials.

If We Are Unable To Create Sales, Marketing And Distribution Capabilities Or Enter Into Agreements With Third Parties To Perform These Functions, We Will Not Be Able To Commercialize Our Products.

         We currently have a staff of nine employees and have virtually no ability to directly sell, market or distribute any product we may develop. To directly market and distribute any product we may develop we must build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to establish sales, marketing and distribution capabilities of our own. In addition, although we intend to seek a partner to manufacture and co-promote milnacipran to primary care physicians, we may not be able to enter into such an arrangement with a third party in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

We Will Need Additional Capital.

         We expect that we will spend substantial amounts on research, development and commercialization of milnacipran, including amounts spent for clinical supplies and conducting clinical trials and on any of our future product candidates and general operations. Although we recently raised approximately $17 million in a private placement of our securities, we will need substantial additional capital to continue to execute on our current business plan. We do not have committed external sources of funding and we will be required to raise additional capital through the sale of equity and possible strategic transaction. The amount of capital will be dependent upon many factors, including some of those set forth in other sections of this Form 10-K. The actual costs of development of milnacipran and any of our future products may exceed our expectations. In addition, it may not be possible to raise additional capital from any source, or, if we are able to raise sufficient capital, it may be available at unfavorable terms. If we are unable to raise additional capital when we need it or on acceptable terms, we may have to significantly delay, scale back or discontinue the development of milnacipran or any of our future programs, clinical trials or other aspects of our operations. We may also have to seek corporate collaborators at an earlier stage than would be desirable to maximize the rights to future product candidates or relinquish or license rights to technologies or product candidates on terms that are less favorable to us than might otherwise be available. The inability to raise additional capital would materially harm our business and stock price.

We Have A History Of Operating Losses And If They Continue We May Never Be Profitable

         We have incurred substantial losses during our history. As of March 1, 2002, we had an accumulated deficit of approximately $103.5 million. Our ability to become profitable depends upon our ability to develop, market and commercialize milnacipran, any other products for the treatment of FMS, or other related disorders we pursue, with sufficient sales volumes to achieve profitability. Profitability will also be affected by our expenditures related to the development of milnacipran and any future compounds we may pursue. We do not expect to be profitable in the foreseeable future and may never achieve profitability.

We May Engage In Strategic Transaction That Could Result In Significant Changes Or Management Disruption And Fail To Enhance Stockholder Value.

         From time to time we consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives that we believe may enhance stockholder value. We may never complete a strategic transaction and in the event that we do complete a strategic transaction, it may not be consummated on terms favorable to us. Further, although our goal is to maximize stockholder value, such transactions may impair stockholder value or otherwise adversely affect our business and the trading price of our stock. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions.

         Pursuant to our amended license agreement with Fresenius, based on sales of the PROSORBA column, we may receive a one-time license fee on January 30, 2008. If aggregate unit sales are less than 35,000 units during the licensing period, then no final licensing fee will be due. If unit sales during the licensing period of greater than 35,000 units but less than 50,000 units, then the final payment will be $1 million. If unit sales during the licensing period are greater than 50,000 units then the final payment will be $2 million. The sales of the PROSORBA column have not increased at the rate we had expected and if they do not increase above existing levels, we will not receive any contingent payment. Sales of the PROSORBA column will depend upon, among other things, the marketing and sales effort by Fresenius, acceptance of the PROSORBA column by leading rheumatologists and medical groups, availability and convenience of treatment centers and availability of insurance reimbursement and effectiveness of competing drugs.

Our Competitors May Develop And Market Products That Are Less Expensive, More Effective Or Safer, Which May Diminish Or Eliminate The Commercial Success Of Any Products We May Commercialize.

         The biotechnology market is highly competitive. The larger biotechnology companies either have products that are currently marketed for other indications or are attempting to develop products that will compete with the products we may develop for the treatment of FMS or any related pain or central nervous system disorders. It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete. It is also possible that our competitors will commercialize competing products before any of our products are marketed. We expect that, especially in the treatment of FMS, that competition from other biopharmaceutical companies, pharmaceutical companies, universities and pubic and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

Our Ability To Compete May Decrease Or Be Eliminated If We Are Not Able To Protect Our Proprietary Technology

         As a policy, we seek to protect our proprietary technology and inventions, which are related to milnacipran or used in the PROSORBA column through patents, trade secret law and other legal protections. However, the patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could result in significant expense to us including diversion of the resources of management. The process used in manufacturing the PROSORBA column is covered by one of various patents that we hold; however, this patent may not afford protection of our proprietary technology. We also could be forced to modify or abandon the PROSORBA column, along with Fresenius, based upon our assessment of intellectual property risks or actual or threatened claims by others.

         Others have filed applications for, or have been issued, patents and may obtain additional patents and other proprietary rights competing with our products or processes. We cannot predict the breadth of claims that will be allowed and issued in patents related to biotechnology or pharmaceutical applications. We do not know whether any of our pending or future patents applications will result in the issuance of patents. In addition, the coverage claimed in a patent application can be significantly narrowed before a patent is issued, either in the United States or abroad. In addition, once patents have issued, we cannot predict how the claims will be construed or enforced. We may infringe on intellectual property rights of others without being aware of the infringement. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.

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

We May Be Subject To Product Liability Claims That Could Cause Us To Incur Liabilities Beyond Our Insurance Coverage

         The use of the PROSORBA column, and, if later cleared by the FDA, milnacipran, may result in adverse side effects to the end-users that could expose us to product liability claims. In addition, we intend to begin clinical trials on humans and the use of the compound milnacipran may result in adverse effects. Although Fresenius has assumed all responsibilities associated with the PROSORBA column, including maintaining insurance, we may still be named in any lawsuit. In addition, we cannot predict all possible harms or side effects that may result from treatment of patients with the PROSORBA column. We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.

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

We May Lose Our Net Operating Loss Carryforwards Which Could Prevent Us From Offsetting Future Taxable Income

         Our sales of common stock in September 1991 and October 1997 caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable. This limitation will allow us to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes. Based upon the limitations of Section 382, we may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any. To the extent not used by us, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire. All unused net operating losses will expire 15 years after any year in which they were generated. Approximately $4.7 million in net operating losses expired in 2001 and the years in which the remaining net operating losses will expire range from 2002 to 2013. Additionally, the financing completed in March 2002 may result in an additional restriction on the use of our net operating losses.

Issuance Of Shares In Connection With Financing Transactions, Including Collaborations Or Under Stock Option Plans And Outstanding Warrant Will Dilute Current Stockholders

         We recently just issued 6,871,467 shares of our common stock and warrants to purchase 3,435,726 shares of our common stock. Prior to the issuance of this stock and warrants, the securities we issued in the financing represented 173% of our outstanding common stock and resulted in substantial dilution to your securities. If we raise additional funds by issuing additional stock, further dilution to you will result. In addition, new investors would have rights that are superior to your rights. We may also issue our stock in connection with corporate collaborations and that will cause dilution to your ownership. We maintain stock option plans under which employees, directors and consultants may acquire shares of our common stock through the exercise of stock options and other purchase rights. We also have outstanding warrants in addition to those issued in our recent financing. You will incur dilution upon exercise of our outstanding options and warrants.

The Trading Volume Of Our Stock Is Low And Therefore, It May Be Difficult For You To Sell Any Shares That You May Purchase.

         We only have 6,349,221 million shares of common stock outstanding and our average monthly trading volume in the six months prior to March 15, 2002 was 405,463. Therefore, it may be difficult for you to sell all your shares in one block or to make any sales in the time frame in which you desire.

Our Stock Price Will Likely Be Volatile Because Of The Industry We Are In

         The market prices of technology companies, particularly biotechnology companies, have been highly volatile and our stock price has been volatile. Our stock price has been and may continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

          .    the results of our clinical trials of milnacipran;

          . announcements of new products for the treatment of FMS or related pain or central nervous system disorders by us or our competitors;

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

         As of March 15, 2002, our executive officers, directors and stockholders who hold at least 5% of our stock control approximately 36.9% of
                                                                     -----
our outstanding common stock. In addition, Paramount Capital Investments holds 28.1% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to influence significantly and possibly control matters requiring approval by our stockholders, including removal of our directors, the election of the members of our board of directors, approvals of amendments to our certificate of incorporation or bylaws, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

ITEM 2.  Properties

         We currently occupy approximately 5,200 square feet of leased office space in San Diego, California. The San Diego facility houses our executive and administrative offices. The lease for this facility expires in July 2002. We are currently in negotiations to extend the term of our current lease but are also pursuing other alternatives.

ITEM 3.  Legal Proceedings

         From time to time, we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         We held a special meeting of stockholders on March 25, 2002. We had 6,349,221 shares of common stock outstanding and entitled to vote as of February 23, 2002, the date of record of the meeting. At the meeting holders of a total of 3,651,337 shares of common stock were present in person or represented by proxy. The following sets forth a brief description of the matter voted upon at the special meeting and the results of the voting on such matter:

         To approve (i) the issuance and sale of up to 6,882,591 shares of our common stock, (ii) warrants to purchase an aggregate of up to 3,441,296 shares of our common stock and the common stock that is issuable upon exercise of the warrants, (iii) warrants to purchase an aggregate of up to 890,688 shares of our common stock to be issued to the placement agents and our common stock that is issuable upon exercise of the warrants and (iv) the potential issuance of additional warrants to purchase an aggregate of up to 1,548,583 shares of our common stock and the common stock that is issuable upon exercise of the warrants.

                 For                  Against              Abstained
--------------------------------------------------------------------------------
              3,582,735                56,284                12,318

                                     PART II

ITEM 5.  Market for our Common Equity and Related Stockholder Matters

         Our common stock is traded on the over-the-counter market on The Nasdaq SmallCap Market under the symbol "CYPB". Set forth below are the high and low closing sales prices for our common stock for the first quarter of 2002 (through March 15, 2002) and each quarter of 2001, 2000 and 1999 as reported on The Nasdaq SmallCap Market.

                                                  Price Range of Common Stock/1/
                                                  -----------------------------
                                                       High       Low
                                                  ------------------------------
Year Ended December 31, 2002
   First Quarter (through March 15, 2002)             $ 4.00    $ 2.60

Year Ended December 31, 2001:
   First Quarter                                      $ 8.00    $ 1.16
   Second Quarter                                       2.90       .77
   Third Quarter                                        4.79      2.52
   Fourth Quarter                                       4.58      3.20

Year Ended December 31, 2000:
   First Quarter                                      $51.50    $14.00
   Second Quarter                                      24.50     12.50
   Third Quarter                                       16.25     10.75
   Fourth Quarter                                      13.25      3.50

Year Ended December 31, 1999
   First Quarter                                      $31.50    $22.00
   Second Quarter                                      31.50     24.75
   Third Quarter                                       25.50     19.00
   Fourth Quarter                                      22.25     13.00


         The above quotations are inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 15, 2002, there were approximately 754 holders of record of our common stock. We have never paid cash dividends on our common stock and do not anticipate any being paid in the foreseeable future.


----------
/1/ We implemented a 1 for 8 reverse stock split, effective March 9, 2001 at 5:00 p.m. Eastern time. The high and low closing sales prices for our common stock listed above prior to March 12, 2001 have been adjusted for the reverse stock split.

ITEM 6.  Selected Consolidated Financial Data

         The following table presents our selected consolidated financial data. The information set forth below is not indicative of the results of future operations since we have changed our business focus, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and the consolidated financial statements and the related notes thereto included in this Form 10-K.

                                                                               YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------------
                                                        2001             2000             1999             1998             1997
                                                  ---------------  ---------------  ---------------  ---------------  --------------
Consolidated Statement of Operations
Data:
Results of Operations:
   Revenue from Fresenius Agreement                $  1,600,000     $  2,975,208     $  1,284,583     $       --       $       --
   Product sales                                           --               --            588,120        2,374,970        2,970,342
   Grant income                                            --               --               --            308,470          325,316
                                                   ------------     ------------     ------------     ------------     ------------
                                                      1,600,000        2,975,208        1,872,703        2,683,440        3,295,658
Costs and expenses:
   Production costs                                        --            426,971          888,015        2,113,781        1,772,681
   Sales and marketing                                     --          5,922,706        5,937,463        2,378,443        1,292,942
   Research and development                           3,785,919        1,880,086        1,889,933        4,290,727        6,707,557
   Stock options market price
     valuation expense                                  784,874             --               --               --               --
   General and administrative                         4,367,401        3,331,869        3,689,739        3,345,241        2,803,079
                                                   ------------     ------------     ------------     ------------     ------------
                                                      8,938,194       11,561,632       12,405,150       12,128,192       12,576,259
Other income (expense):
   Interest income                                      434,363          633,523          496,740          341,755          425,935
   Interest expense                                    (273,083)        (549,125)        (160,766)         (41,953)         (31,737)
   Gain (loss) on sale of assets                        (16,714)            --          2,411,532             --               --
                                                   ------------     ------------     ------------     ------------     ------------
                                                        144,566           84,398        2,747,506          299,802          394,198
                                                   ------------     ------------     ------------     ------------     ------------

Net loss before imputed dividend on                  (7,193,628)      (8,502,026)      (7,784,941)      (9,144,950)      (8,886,403)
Preferred stock

Undeclared, imputed dividend on
Preferred stock                                            --               --               --         (2,078,431)            --
                                                   ------------     ------------     ------------     ------------     ------------
Net loss applicable to common
stockholders                                         (7,193,628)    $ (8,502,026)    $ (7,784,941)    $(11,223,381)    $ (8,886,403)
                                                   ============     ============     ============     ============     ============

Net loss per share applicable to
common stockholders - basic and
diluted                                            $      (1.15)    $      (1.40)    $      (1.38)    $      (2.29)    $      (2.02)
                                                   ============     ============     ============     ============     ============

Weighted average number of
   Shares outstanding - basic and
     diluted                                          6,249,917        6,052,905        5,630,495        4,904,343        4,404,572
                                                   ============     ============     ============     ============     ============

                                                                                       DECEMBER 31,
                                                    --------------------------------------------------------------------------------
                                                       2001               2000             1999             1998             1997
                                                    -----------       -----------      -----------      ---------------  -----------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term               $ 5,867,083       $ 7,102,317      $11,569,966      $ 5,619,568      $ 8,515,653
investments
Total assets                                        $ 6,685,108       $ 7,891,271      $12,831,472      $ 9,316,035      $11,788,766
Long-term debt (net of current
portion)                                            $        --       $   563,688      $ 2,669,891      $   566,300      $   407,735
Deferred revenue from restructured
    Fresenius Agreement                             $ 6,400,000       $        --      $        --      $        --      $        --

Total stockholders' equity (deficit)                $(1,968,943)      $ 4,099,228      $ 7,744,853      $ 6,844,571      $ 9,525,992
Working capital                                     $(2,113,492)      $ 4,520,806      $10,074,546      $ 5,567,938      $ 7,916,228

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         We are focusing our expertise and resources on developing products that improve the diagnosis and treatment of patients with fibromyalgia syndrome, or FMS, and other pain and central nervous system disorders. We recently licensed our first product candidate for development in the treatment of FMS and have on-going internal research programs for FMS and related pain and central nervous system conditions.

         As of December 31, 2001, we had working capital of approximately ($2.1) million ($4.3 million excluding the deferred revenue from the Fresenius agreement) and an accumulated deficit of approximately $103.5 million. Our future success depends on our ability to raise additional capital and to develop and market new products for the treatment of FMS or other related disorders.

         From March 1999 through January 31, 2002, all our revenue was recognized pursuant to the terms of our agreement with Fresenius, pursuant to which we licensed to Fresenius rights with respect to the PROSORBA Column. The original license and distribution agreement was entered into in March 1999, referred to as the Original Fresenius Agreement. The agreement was amended in January 2001, referred to as the First Fresenius Amendment and then again in February 2002, referred to as the Second Fresenius Amendment. From January through March 1999, our revenue consisted of the sales of the PROSORBA column by us.

         In April 1999, Fresenius exercised its option to acquire the PROSORBA column manufacturing facility and related assets, located in Redmond, Washington, for $5.2 million. In 2001, our reported net loss was approximately $7.2 million, compared to $8.5 million in 2000 and $7.8 million in 1999. During 1999, we recognized a gain on the sale of assets of approximately $2.4 million. Excluding the effect of this gain, the net loss would have been $10.2 million for 1999. Without consideration to the non-recurring events in 1999, the net loss in 2000 decreased by approximately $1.7 million from 1999. The decrease in 2001 is a direct result of the decreased production, sales and marketing, and research and development costs related to the PROSORBA column, offset partially by decreased revenue from the restructure of the Fresenius agreement. The decrease in 2000 was a direct result of the increased revenue from the Fresenius agreement and decreased production costs.

         The Original Fresenius Agreement entered into in March 1999 governed our relationship with Fresenius from March 1999 to January 2001. Revenue for the year ended December 31, 2000 and from March 1999 to December 31, 1999, consisted of our pro rata share of PROSORBA column sales by Fresenius. Our pro rata share of PROSORBA column sales was determined as the total of allowable expenses incurred by us for royalty, research and development and sales and marketing expenses plus our share of any remaining net profit generated under the agreement. Our share of remaining net profit was calculated as the gross profit from PROSORBA column sales less our reimbursed expenses and reimbursed expenses incurred by Fresenius. As such, current year revenues are not directly comparable to revenues recorded in the prior periods.

         The First Fresenius Amendment entered into in January 2001 governed our relationship with Fresenius from January 2001 through January 2002. Revenues for 2001 consisted of the first year of amortization of the upfront payment of approximately $8.0 million we received under the First Fresenius Amendment. For the fiscal year 2001, this upfront payment was recognized as revenue on a straight-line basis over a five-year term. The unamortized amount of the upfront payment was recorded during 2001 as deferred revenue.

         In February 2002, we executed the Second Fresenius Amendment which extended the license fee period to seven years and set the future licensing fees based on sales during the licensing fee period. Future license fees will be based on unit sales of the PROSORBA column during the license period and may result in a one time payment due on January 30, 2008. If aggregate unit sales are less than 35,000 units during the licensing period, then no final licensing fee will be due. If unit sales during the licensing period are greater than 35,000 units but less than 50,000 units, then the final payment will be $1.0 million. If unit sales during the licensing period are greater than 50,000 units then the final payment will be $2.0 million. As a result of the Second Fresenius Amendment, the unamortized upfront payment of $6.4 million will be recognized as revenue in the first quarter of 2002 and revenues for the 2002 and 2001 periods will not be directly comparable.

Results of Operations

Revenues

         Revenues for the year ended December 31, 2001 totaled $1.6 million, compared to $3.0 million for the same periods of 2000. This decrease for 2001 is attributable to the restructuring of the agreement with Fresenius in January 2001 pursuant to the First Fresenius Amendment and the resulting change in the method of revenue recognition. Revenues for 2001 consisted of amortization of the upfront payment of approximately $8.0 million we received under the First Fresenius Amendment in January 2001. For the fiscal year 2001, this upfront payment was recognized as revenue on a straight-line basis over a five-year term. The unamortized amount of the upfront payment was recorded as deferred revenue. As a result, revenues for the 2001, 2000 and 1999 periods are not directly comparable. As a result of the Second Fresenius Amendment in the first quarter of 2002 the unamortized upfront payment of $6.4 million will be recognized as revenue.

         In contrast, revenues for the year ended December 31, 2000 and 1999 consisted of reimbursement to us by Fresenius of our allowable expenses and our share of profits from the sale of the PROSORBA column under the Original Fresenius Agreement. The increase in revenue for 2000 over 1999 is attributable to the higher PROSORBA column sales in 2000 that included the purchase by Fresenius Medical Care North America or FMCNA that equaled approximately 47% of the total sales of the PROSORBA column for the year. In addition, the agreement with Fresenius was completed in March 1999, and we did not begin recognizing revenue from the Fresenius agreement until April 1999.

         We will not receive any additional royalties from Fresenius. The only additional payment that we may receive will be a one time payment on January 30, 2008 of $1 million if unit sales of the PROSORBA column from January 2001 through December 2007 are greater than 35,000 units but less than 50,000 units or if they are greater than 50,000 units, it will be a payment of $2 million. However, in the event the unit sales are below 35,000 units, we will not receive any additional payment from Fresenius.

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

         Our direct product sales for the year ended December 31, 1999 totaled approximately $588,000. As of April 1999, we no longer recorded revenues from the sale of the PROSORBA column and instead began recognizing revenue under the Fresenius agreement as described above. Therefore, we did not record any direct product sales in 2001 or 2000. Accordingly, revenues for the year ended December 31, 2001 and 2000 are not directly comparable to prior periods.

         Total sales of the PROSORBA column by both Fresenius and us for the year ended December 31, 2000 totaled approximately $8.6 million, compared to $3.1 million for the same period in 1999. The increase in PROSORBA column sales in 2000 over 1999 of $5.5 million was primarily attributable to a $4.0 million purchase of 4,000 PROSORBA columns by FMCNA, an affiliate of Fresenius, coupled with an increase in PROSORBA column sales of $1.5 million.

Operating Expenses

         Consolidated operating expenses for the years ended December 31, 2001, 2000 and 1999 were approximately $8.9 million, $11.6 million and $12.4 million, respectively. The decrease in operating expenses of approximately $2.7 million in 2001 from the same period in 2000 was primarily due to decreased production costs and sales and marketing costs associated with the PROSORBA column, partially offset by increased research and development and general and administrative expenditures associated with FMS and milnacipran. The decrease in operating expenses of approximately $800,000 in 2000 from the same period in 1999 was due to decreased production costs and general and administrative expenditures.

Production Costs

         Production costs were $0, and approximately $427,000, and $888,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In April 1999, Fresenius purchased our PROSORBA column manufacturing facility and related assets. However, we remained responsible for paying royalties to certain third parties based on the sales of the PROSORBA column prior to the First Fresenius Amendment in January 2001. Therefore, between May 1999 and January 2001, production costs represented royalties incurred by us for PROSORBA column sales payable to third parties. The decrease in production costs of approximately $427,000 for the year ended December 31, 2000 compared to $461,000 in the same period in 1999 reflects the transfer of the manufacturing responsibilities and costs to Fresenius.

Sales and Marketing

         Sales and marketing costs were approximately $0, $5.9 million and $5.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in sales and marketing costs for the years ended December 31, 2001 compared to the same period in 2000 and 1999, reflects the transfer of the all sales and marketing responsibilities and costs related to the PROSORBA column to Fresenius. During 2000 and 1999, in the United States, we jointly marketed with Fresenius the PROSORBA column. Under the Original Fresenius Agreement, during 2000 and 1999 we could recover a portion of each of our respective sales and marketing expenses. The amount recovered was a function of total PROSORBA column sales.

Research and Development

         Research and development expenses were approximately $3.8 million, $1.9 million and $1.9 million in 2001, 2000 and 1999, respectively. The increase in research and development costs for the year ended December 31, 2001 compared to the same period in 2000, was primarily due to the following: (i) $750,000 licensing fee paid to Pierre Fabre for the licensing of milnacipran; (ii) the costs associated with filing the IND application with the FDA, (which was filed in December of 2001); (iii) the costs of launching our FMS genomic research program; and (iv) implementation of a database for our physician and patient registries focused on patients with FMS and physicians that treat patients with FMS. These cost increases were partially offset by the assumption of the research and development activities related to the PROSORBA column by Fresenius.

         This increase in research and development for milnacipran represents a shift in our focus from research and development related to the maintenance of the PROSORBA column in 2000, to the development of milnacipran for the treatment of FMS. All of the costs related to the PROSORBA column after January 1, 2001 are the obligation of Fresenius. Our research and development expenses and efforts for 2001 have been focused on the development of FMS and were approximately $3.3 million and consisted of licensing fees to Pierre Fabre for milnacipran, submission of the IND application to the FDA for milnacipran, and FMS science programs.

         In addition, in our efforts to evaluate our alternatives with respect to Cyplex we spent approximately $373,000 in 2001.

         Expenses for 2000 from the same period in 1999 remained relatively constant. During 2000 and 1999, we shared with Fresenius the expenses of the post-approval clinical trials for the PROSORBA column mandated by the FDA. Research and development expenses typically increase with each phase of a product's development as such product advances to FDA approval. We recorded research and development costs as incurred, including the costs associated with its clinical trials. We enrolled patients in various clinical trial sites and recorded the related cost as the work was performed by the respective research entities. We accrued costs related to clinical trials until such costs were actually paid. As a result of the restructuring of the Fresenius agreement in January 2001 (the First Fresenius Amendment), all these future costs related to the PROSORBA column will be incurred and paid by Fresenius.

General and Administrative

         General and administrative expenses were approximately $5.2 million, $3.3 million and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in general and administrative expenses of approximately $1.9 million in 2001 from the same period in 2000 was primarily due to business development activity associated with the execution of our license agreement with Pierre Fabre and our efforts to license other product candidates for the treatment of the FMS, as well as to the non-cash expense of approximately $785,000 in connection with our stock option cancel and regrant program. We will continue to record a similar non-cash expense in future quarters to reflect the difference between the exercise price of the regranted options, which is $2.50, and the fair market value of the options, until each of the options held under the cancel and regrant program has been exercised or is terminated. We expect general and administrative costs will fluctuate from quarter to quarter depending on our business development activities and upon the impact of the stock option and regrant program.

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

Interest Income

         Interest income was approximately $434,000, $634,000, and $497,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in interest income of approximately $200,000 in 2001 from the same period in 2000 was primarily due to lower interest rates offered for our cash investments and lower cash and cash equivalent balances maintained during 2001. The increase in interest income of approximately $137,000 in 2000 from the same period in 1999 was due to higher cash and cash equivalent balances from the exercising of employee stock options, resulting in $4.5 million in proceeds, and the advances on a term loan totaling $3.0 million in the fourth quarter of 1999.

Interest Expense

         Interest expense was approximately $273,000, $549,000 and $161,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in interest expense of approximately $276,000 in 2001 over the same period in 2000 was due to repayment of the convertible debentures and repayment of the maturing portion of the line of credit. The increase in interest expense of approximately $388,000 in 2000 over the same period in 1999 was due to the $3.0 million in proceeds received by us during 1999 on a line of credit.

         On March 31, 2001, our outstanding 7% convertible debentures matured and we paid $292,668, which included $17,668 of accrued interest to the holders of the debentures.

Gain on Sale of Assets

         In April 1999, Fresenius exercised their option to purchase the PROSORBA column manufacturing facility from us. The option price for our manufacturing facility, related assets and product inventory was approximately $5.2 million. After final adjustments related to the sales price of the facility were determined in the fourth quarter of 1999, a total gain of approximately $2.4 million was recognized.

Net Loss

         Net loss applicable to common stockholders was approximately $7.2 million, $8.5 million and $7.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease of approximately $1.3 million in 2001 from the same period in 2000 was primarily due to the decrease in sales and marketing and production costs as a result of the restructured Fresenius agreement in 2001, partially offset by decreased revenue from the same Fresenius agreement and increased research and development costs and general and administrative expenses associated with milnacipran, and the non-cash expenses of the re-priced options.

         The increase of approximately $717,000 in 2000 from the same period in 1999 was primarily due to the recognized gain on the sale of assets of approximately $2.4 million during 1999, partially offset by increased revenue from the Fresenius agreement, which includes the purchase of $4.0 million of PROSORBA columns by FMCNA. Excluding the effect of the gain on sale of assets of approximately $2.4 million, the net loss would have been $10.2 million for 1999. The decrease in net loss from $10.2 million for 1999 to $8.5 million for 2000 of approximately $1.7 million was primarily due to the increased revenue from the Fresenius agreement.

Liquidity and Capital Resources

         Our principal sources of liquidity are our cash and cash equivalents. Our cash and cash equivalents totaled approximately $5.9 million and $7.1 million at December 31, 2001 and 2000, respectively. The decrease in cash and cash equivalents of approximately $1.2 million was primarily due to $6.8 million used for general operating activities and repayment of notes payable of approximately $1.8 million and restriction of cash of approximately $605,000, partially offset by cash received from the restructured Fresenius agreement of approximately $8.0 million. Working capital at December 31, 2001 and 2000 was approximately ($2.1) million ($4.3 million excluding the deferred revenue from the

Fresenius agreement) and $4.5 million, respectively. In January 2001, we received approximately $8.0 million from Fresenius in exchange for most of our assets related to the PROSORBA column and for the prepayment of certain royalties on sale of the PROSORBA column.

         On August 1, 2001, we entered into a license and trademark agreement with Pierre Fabre. The agreement provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient, for the treatment of FMS and related chronic pain syndromes in the United States and Canada. We also have an option to expand the license to include other indications in these markets. We paid Pierre Fabre upfront payments and additional payments to Pierre Fabre will be based on meeting certain clinical and regulatory milestones. If the product is commercialized, Pierre Fabre will manufacture the active ingredient used in the commercial product and we will pay Pierre Fabre a transfer price and royalties based on net sales. Pierre Fabre retains the right to sell products developed by us for the FMS indication outside of North America and will pay us a royalty based on net sales for such marketing rights.

         We have an outstanding term loan that will be repaid in full in September 2002. Prior to the sale of PROSORBA related assets to Fresenius, the loan was secured by certain of our assets. In January 2001, the debt covenants related to this loan were restructured and the loan was secured with a $2.1 million interest bearing restricted cash account held as collateral by the lender. The interest bearing restricted cash has been and will continue to be used to retire the loan over its term. The remaining balance of the restricted cash account at December 31, 2002 was $605,240.

Subsequent Event

         In February 2001, we attended a hearing of the Nasdaq Qualifications Panel, or the Panel, to appeal a decision that our securities would be delisted from The Nasdaq SmallCap Market, or Nasdaq. The Panel indicated that it would continue to allow our securities to be listed on Nasdaq, subject to our filing with this Form 10-K an unaudited balance sheet no older than 45 days, including pro forma adjustments for post-balance sheet date events (which includes our recently completed financing) showing net tangible assets at least $12.0 million and/or net shareholders' equity at least $12.5 million. This unaudited balance sheet dated February 28, 2002, or the Interim Balance Sheet, is included as
Exhibit 10.25 and shows shareholder equity of approximately $18.9 million. Therefore, we anticipate that the Panel will determine to continue to list our securities on Nasdaq.

         The Interim Balance Sheet includes the cash raised in our private placement financing which we closed on March 28, 2002. In this financing, we received approximately $15.5 million in net proceeds. We believe our cash balance following the close of this financing will allow us to fund our operations into 2003.

         In connection with this financing, we engaged an investment banking firm in an effort to raise capital. We were unable to complete a successful financing with this firm. Therefore, in February 2002, we engaged the services of Paramount Capital, Inc. and Evolution Capital as placement agents. Paramount Capital, Inc., one of the placement agents in the financing, is affiliated with Paramount Capital Asset Management, Inc., a 28.1% stockholder of the Company. On the basis of the information we received from our interaction with prospective investors and the research performed by Paramount Capital and Evolution Capital, we concluded that we could complete a financing on the following terms. We issued and sold to each purchaser shares of our Common Stock and warrants to purchase shares of our Common Stock. The purchase price for each security was $2.47 which equaled 90% of the average of the closing bid price of our Common Stock as reported on Nasdaq ( "CYPB") for the 10 trading days immediately preceding the date of the execution of the Agreement, ending February 15, 2002. For each two shares of our Common Stock purchased by a purchaser, the purchaser received a warrant to purchase one share of Common Stock at an exercise price approximately equal to $3.09, which is 125% of the purchase price. The warrant is exercisable for five years from March 28, 2002. We have the right to redeem the warrants for $0.02 per share of Common Stock underlying the warrants upon notice to the record holders of the warrants if the average of the closing price of our Common Stock exceeds $6.18 for 20 consecutive trading days.

         In exchange for its services as a placement agent, Paramount received a cash commission of $594,040 and a warrant to purchase 343,573 shares of the Company's common stock for purchasers that were introduced to the Company by Paramount. Tim McInerney and Scott Katzmann both participated in the financing and are Senior Managing Directors at Paramount. In addition, Lindsay Rosenwald, the President of Paramount Capital Asset Management, Inc., is a member of the Managing Member of Orion Biomedical Fund, LP and Orion Biomedical Offshore Fund, LP, both of which participated in the financing. Dr. Larry Kessel, a member of the Board of Directors of the Company and Daniel Kessel, Dr. Kessel's brother, and Dr. Jay Kranzler, the Company's Chief Executive Officer and the Chairman of the Board of Directors, also participated in the financing.

         Additionally, to the extent we decide to develop and/or acquire products related to the treatment of FMS, we will be required to raise additional capital. The amount of capital that we may require is dependent upon many factors, including the following:

          .    the proposed clinical trials of milnacipran to treat FMS;

          . results of current research and development efforts related to products to treat FMS; and

          . the FDA regulatory process, costs of commercialization of products and potential competitive and technological advances and levels of product sales.

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

Significant Accounting Policies

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patent costs and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see also the notes to our financial statements).

Revenue Recognition

         In accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statement, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenue is deferred for fees received before earned.

         Per the terms of the First Fresenius Amendment, we received $8 million in January 2001 in exchange for a license to Fresenius, which was royalty-free for the 10,000 unit sales for each of the first five years, with a royalty of $200 per unit on sales exceeding 10,000 units in any year. Cypress was to receive royalties on all unit sales after the fifth year. As the up-front payment was a prepayment on the first five years of sales and the terms of the agreement did not state that the payment was non-refundable, we deferred the recognition of this payment over the initial prepaid period of five years. In February 2002, Cypress and Fresenius amended certain provisions of the license agreement (the Second Fresenius Amendment). Under the Second Fresenius Amendment, the initial $8 million payment received in January 2001 was made non-refundable under any circumstances. The Second Fresenius Amendment also eliminated the payment of royalties of PROSORBA column sales in excess of 10,000 in the first five years of the agreement and eliminated all royalties on PROSORBA column sales beyond five years. A contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units. Such payment, if any, will be due on June 30, 2008 and is non-refundable. As a result of this amendment, we will recognize the remaining deferred revenue, which amounted to $6.4 million as of December 31, 2001, as revenue in the quarter ended March 31, 2002.

         Revenue from the Fresenius agreement for the year ended December 31, 2000 consisted of our pro rata share of the PROSORBA column sales by Fresenius as determined under the agreement entered into in March 1999. Our pro rata share of the PROSORBA column sales was determined as a total of allowable reimburseable expenses incurred by us for royalty, research and development and sales and marketing expenses plus our share of any remaining profit generated under the agreement. Our share of remaining net profit was calculated as the gross profit from the PROSORBA column sales less reimbursed expense incurred by us and Fresenius.

Technology Licenses for Research and Development

         We expense research and development costs as incurred pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses. In August 2001, Cypress entered into a license agreement with Pierre Fabre, the pharmaceutical division of bioMerieux Pierre Fabre of Paris, France. The agreement provides us with an exclusive license to develop and sell and product with the compound milnacipran as an active ingredient, for the treatment of FMS and related chronic pain syndromes in the U.S. and Canada. The agreement also gives us an option to expand the license to include other indications in these markets. In connection with the license, we paid an up-front fee and are obligated to make additional payments based on meeting certain clinical and regulatory milestones. The payments which have been accrued through December 31, 2001 have been expensed. If the drug is commercialized, we will pay Pierre Fabre a transfer price and royalties based on net sales. Pierre Fabre retains the right to sell products developed by us for the FMS indication outside North America and will pay us a royalty based on net sales for such marketing.

Stock Based Compensation

         We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, as amended by SFAS No. 123 ("FAS 123"), Accounting for Stock Based Compensation. Accordingly, we recognize no compensation expense for the stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of grant. The value of options or stock awards issued to non-employees have been determined in accordance with FAS 123 and Emerging Issues Task Force No.96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with selling Goods and Services, and are periodically re-measured as the options vest. Warrants from common stock are value at the date of issuance and are recorded to the expense category related to the services provided.

         In June 2001, Cypress entered into an option cancel and regrant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"), Accounting for Certain Transaction Involving Stock Compensation - An Interpretation of APB 25. As a result, we recorded stock compensation totaling approximately $785,000 for the year ended December 31, 2001. The intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the life of the option and amortized over the vesting period.

Valuation Allowance for Deferred Tax Assets

         A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have a history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future income within the next two years in order to realize the benefit of the deferred tax assets. We have recorded a valuation against our deferred tax assets based on our history of losses. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of tax benefit and a reduction to our effective tax rate.

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

         We invest our excess cash in U.S. government securities and money market funds with strong credit ratings. As a result, our interest income is most sensitive to changes in the general level of U.S. interest rates. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 8.   Financial Statements and Supplementary Data

         Refer to the Index on Page F-1 of the Financial Report included herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

ITEM 10.   Directors and Executive Officers

         Our directors and executive officers, the positions held by them and their ages as of March 15, 2001 are as follows:


                    NAME                        AGE                               POSITION
--------------------------------                ---    -------------------------------------------------------------
Jay D. Kranzler, M.D., Ph.D. (4)                44     Chief Executive Officer, Chief Financial Officer and Chairman
                                                       of the Board of Directors
John N. Bonfiglio, Ph.D.                        47     Executive Vice President and Chief Operating Officer
R. Michael Gendreau, M.D., Ph.D.                46     Vice President, Development and Chief Medical Officer
Sabrina Martucci Johnson                        35     Chief Financial Officer and Vice President Marketing
Jack H. Vaughn (1)(2)                           81     Director
Samuel D. Anderson (1)(2)(3)                    66     Director
Larry J. Kessel, M.D. (2)(3)                    48     Director
Charles B. Nemeroff, M.D., Ph.D.                52     Director
Martin B. Keller, M.D.                          54     Director
Sheldon Drobny (1)                              56     Director

(1)      Member of Audit Committee
(2)      Member of Compensation Committee
(3)      Member of Stock Option Committee
(4)      Member of the Non-Executive Officer Stock Option Committee

         JAY D. KRANZLER, M.D., PH.D., was appointed as our Chief Executive Officer and Vice-Chairman in December 1995. In April 1998, Dr. Kranzler was appointed as Chairman of the Board. From January 1989 until August 1995, Dr. Kranzler served as President, Chief Executive Officer and a director of Cytel Corporation, a publicly held biotechnology company. Dr. Kranzler has been an adjunct member of the Research Institute of Scripps Clinic since January 1989. Before joining Cytel, from 1985 to January 1989, Dr. Kranzler was employed by McKinsey & Company, a management-consulting firm, as a consultant specializing in the pharmaceutical industry.

         JOHN N. BONFIGLIO, PH.D., was appointed as our Chief Operating Officer and Executive Vice President in June, 2001. Dr. Bonfiglio has most recently served as President and CEO of Peregrine Pharmaceuticals (formerly known as Techniclone Corporation). Dr. Bonfiglio joined Techniclone in 1997 in the capacity of Vice President of Business Development. In 1998, he was promoted to Vice President Technology and Business Development and also held the title of interim Vice President Regulatory and Clinical Affairs. In November 1999, the Techniclone Board of Directors appointed him Interim President. He assumed the fulltime position of President and CEO in May of 2000. Prior to his tenure at Techniclone, Dr. Bonfiglio was Director of Strategic Business at Baxter Healthcare Corporation. He also served in a variety of key business development, marketing and research and development positions at Allergan Inc. Dr. Bonfiglio holds an MBA from Pepperdine University, and a Ph.D. in organic chemistry from the University of California, San Diego.

         R. MICHAEL GENDREAU, M.D., PH.D., was appointed as our Vice President of Research and Development and Chief Medical Officer in December 1996 and is currently serving as the Vice President of Development and Chief Medical Officer. Dr. Gendreau joined us in 1994 and held various positions from 1994 through 1996, including Executive Director of Scientific Affairs. From 1991 to 1994, Dr. Gendreau was Vice President of Research and Development and Chief Medical Officer for MicroProbe Corporation, a developer and manufacturer of DNA probe-based diagnostic equipment.

         SABRINA MARTUCCI JOHNSON was appointed as our Vice President of Marketing in March 2001 and, in February 2002, she was appointed as our interim Chief Financial Officer. Ms. Johnson joined us in August of 1998 and held various positions from 1998 through 2000, including Product Director, Executive Director of Marketing and Sales, and Vice President of Marketing and Sales. Ms. Johnson previously held marketing and sales positions with Advanced Tissue Sciences and Clonetics. Ms. Johnson has an MBA from the American Graduate School of International Management (Thunderbird) and a MSc. in Biochemical Engineering from the University of London. Ms. Johnson began her career in the biotechnology industry as a research scientist with Baxter Healthcare, Hyland Division.

         JACK H. VAUGHN has served as a director since 1991. Mr. Vaughn is a retired foreign service officer, his last post having been ambassador to Colombia. Mr. Vaughn has been a director of the Nature Conservancy, Columbia Pictures and Allegheny & Western Energy Corporation.

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

         LARRY J. KESSEL, M.D., FACP was elected by the Board to serve as a director in October 1999. Currently, Dr. Kessel is in private practice in internal and geriatric medicine, since 1985 he has served a medical director at Integrated Health Services, a conglomerate involved in geriatric care. Dr. Kessel holds a position on the Board of Directors of the Gemini Fund, and has also been a director of Polarx and Genta, both biotechnology companies. Dr. Kessel is also board certified in internal medicine and geriatric medicine and is a fellow of the American College of Physicians.

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

         MARTIN B. KELLER, M.D., was elected by the Board to serve as a director in May 2001. Dr. Martin Keller has been the Mary E. Zucker Professor and Chairman of the Department of Psychiatry and Human Behavior at the Brown University School of Medicine in Providence, Rhode Island since 1989. He is also Executive Psychiatrist-in-Chief at the Brown University affiliated hospitals. Dr. Keller is a consultant to various pharmaceutical companies including Bristol-Myers Squibb, Eli Lilly, Forest Laboratories, Janssen, Merck, Inc, Organon, Otsuka Pharmacia/Upjohn, Pharmastar, Pfizer, Inc. and Wyeth-Ayerst Laboratories. In addition, he serves on the scientific advisory board of numerous pharmaceutical companies including Bristol-Myers Squibb, Cephalon, Cyberonics, Inc., Eli Lilly, Forest Laboratories, Merck, Inc, Pfizer, Mitsubishi, Organon, Sepracor, Scirex, Somerse, Vela Pharmaceuticals, SmithKline Beecham and Wyeth-Ayerst. Dr. Keller received his BA from Dartmouth College and his medical training at Cornell University, and completed a medical internship at Bellevue Medical Center in New York City and a psychiatric residency at Massachusetts General Hospital in Boston.

         SHELDON DROBNY, was elected by the Board to serve as a director in June 2001. Mr. Drobny is a certified public accountant and winner of the Elijah Watts Sells award. Mr. Drobny has been a partner in the Northbrook, Illinois based accounting firm of Adler Drobny Fischer since 1971 and is admitted to practice before the U.S. Tax Court as a non-attorney. Mr. Drobny worked for the Internal Revenue Service from 1967 to 1971 as an auditor, supervisor and instructor. Mr. Drobny currently serves as Chairman and Managing Director of the Paradigm Group, L.L.C., and is on the board of directors of Vertaport, Inc. and Alternative Medicine, Inc. Mr. Drobny received his BS in accounting from Roosevelt University. He has been an author and lecturer in the field of accounting and taxation.

         Each officer serves at the discretion of the Board of Directors. Our Bylaws permit the Board of Directors to establish by resolution the authorized number of directors, and we currently have seven directors authorized. Our Restated Certificate of Incorporation and Bylaws provide that the Board of Directors shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Each director holds office until the annual meeting of our stockholders which coincides with the end of such director's three-year term and until such director's successors have been elected and duly qualified.

Board Committees

         The Board of Directors has designated certain committees, including, but not limited to an Audit Committee, Compensation Committee, Stock Option Committee and a Non-Executive Stock Option Committee.

         The Audit Committee meets with our independent auditors at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent auditors to be retained; oversees the independence of the independent auditors; evaluates the independent auditors' performance; receives and considers the independent auditors' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls and reviews with financial management and the independent auditors the financial statements to be included in our annual report on Form 10-K and the quarterly reports on Form 10-Q prior to their filings or prior to the applicable earnings release. The Audit Committee is composed of three directors: Mr. Vaughn (Chairman), Mr. Drobny and Mr. Anderson. Apart from participating in four scheduled board meetings, it met two times during fiscal year 2001.

         The Compensation Committee makes recommendations based on management's input concerning salaries and incentive compensation, awards stock options to executives under our stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of three directors:

Mr. Anderson (Chairman), Mr. Vaughn and Dr. Kessel. It met four times during fiscal year 2001 and acted by unanimous written consent one time.

         The Stock Option Committee considers and recommends to the Board of Directors the number and terms of stock options to be granted to officers and employees. The Stock Option Committee is composed of two directors: Mr. Anderson and Dr. Kessel. It did not meet during fiscal year 2001. The Non-Executive Officer Stock Option Committee was created by the Stock Option Committee in February 1996. It has the authority to grant certain numbers of options to employees who are not our executive officers; provided, however, that the number of options granted to employee by the Non-Executive Officer Stock Option Committee is limited to 250,000 each period between Board meetings. The Non-Executive Officer Stock Option Committee is comprised of one director: Dr. Kranzler.

Scientific Advisory Boards

         We have recently established two scientific advisory boards to provide scientific and clinical support and guidance related to our development of products related to fibromyalgia syndrome. The areas of focus of the scientific advisory boards are psychopharmacology and fibromyalgia syndrome.

         The Fibromyalgia Syndrome Advisory Board, or the FAB, is composed of Daniel J. Clauw, M.D., Director, Center for the Advancement of Clinical Research Professor of Medicine, at The University of Michigan; Robert Bennett, M.D., FRCP, FACP, FACR, Professor of Medicine at Oregon Health Sciences University; Laurence Bradley, Ph.D., Professor of Medicine at the University of Alabama, Birmingham; Jacques Caldwell, M.D., FACR, Medical Director for Radiant Research/Daytona Beach and Gainesville; Simon Carette, M.D., Mphil, FRCP, Professor of Medicine at University of Toronto; Leslie Crofford, M.D., Associate Professor, Division of Rheumatology at University of Michigan; Roy Fleischmann, M.D., Clinical Professor of Medicine at University of Texas Southwestern Medical Center; Don L. Goldenberg, M.D., Chief of Rheumatology at Newton-Wellesley Hospital; Daniel G. Malone, M.D., Associate Professor of Medicine, Section of Rheumatology, at the University of Wisconsin; Philip Mease, M.D., Clinical Professor at the University of Washington; Sanford Roth, M.D., Medical Director, Arizona Research and Education; I. Jon Russell, M.D., Ph.D., University of Texas Health Science Center; Stuart Silverman, M.D., FACP, FACR, Clinical Professor of Medicine and Rheumatology at UCLA; Daniel Wallace, M.D., FACP, FACR, Clinical Professor of Medicine at UCLA; Arthur L. Weaver, M.D., FACP, FACR, Director of Clinical Research at the Arthritis Center of Nebraska; and Muhammad B. Yunus, M.D., FACP, Professor of Medicine and Rheumatology at the University of Illinois College of Medicine. The focus of the FAB is to provide us guidance on evaluation of candidate therapeutic agents for treatment of fibromyalgia syndrome and the design and conduct of human clinical trials for the therapeutic agents identified to treat fibromyalgia syndrome.

         The Psychopharmacology Advisory Board, or the PSYAB, is composed of Charles Nemeroff, M.D., Ph.D., the Reunette W. Harris Professor and Chairman of the Department of Psychiatry and Behavioral Sciences at the Emory University School of Medicine in Atlanta, GA.; David Dunner, M.D., Director, Center for Anxiety and Depression, Department of Psychology and Behavioral Sciences at the University of Washington; Jan Fawcett, M.D., Professor and Chairman, Department of Psychiatry at Rush-Presbyterian-St. Luke's Medical Center; Martin B. Keller, M.D., Professor and Chairman, Department of Psychiatry and Human Behavior at Brown Medical School; Lorrin M. Koran, M.D., Professor (Clinical) Psychiatry and Behavioral Sciences at Stanford University Medical Center; K. Ranga Krishnan, M.B., Ch.B., Department of Psychiatry and Behavioral Sciences at Duke University; Charles F. Reynolds, M.D. University of Pittsburgh, Department of Psychiatry; Stephen Stahl, M.D., Ph.D., UCSD, Department of Psychiatry. The focus of the PSYAB is to provide us guidance on the identification and evaluation of candidate therapeutic agents for treating fibromyalgia syndrome.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our offices, directors and greater than ten percent beneficial owners were complied with except that two reports covering two transactions were filed late by Dr. Kessel and Mr. Vaughn.

ITEM 11.  Executive Compensation

Compensation of Directors

         In the fiscal year ended December 31, 2001, each of our non-employee directors received between $6,000 and $24,000 for such person's service as a director. In the year 2002, each of our non-employee directors will be entitled to receive $24,000 for service as our non-employee director. Mr. Anderson and Dr. Kessel each received $24,000 in cash compensation for service as a director during fiscal year 2001. Mr. Vaughn received $21,000 in cash compensation for service as a director during fiscal year 2001. Dr. Nemeroff received $18,000 in cash compensation for service as a director during fiscal year 2001. Dr. Keller received $16,000 in cash compensation for service as a director during fiscal year 2001. Mr. Drobny received $14,000 in cash compensation for service as a director during fiscal year 2001. Dr. Rogers received $6,000 in cash compensation for services as a director during fiscal year 2001. Dr. Rogers resigned on March 22, 2001. Directors who are also our employees do not receive any fee for their service as directors. None of our directors receive any fees for their service on any committee of the Board. All of our directors are reimbursed for their out-of-pocket travel and accommodation expenses incurred in connection with their service as our directors.

         Each of our directors may receive stock option grants under the 1996 Equity Incentive Plan (the "1996 Plan") and the 2000 Equity Incentive Plan, as amended (the "2000 Plan"). On March 20, 2001, we made the following option grants to our directors under the 1996 Plan:

                                                          Shares
                                                        Underlying
                             Name                       Options(#)
                    ------------------------------------------------------
                    Samuel D. Anderson                     3,124
                    Jack H. Vaughn                         2,655
                    Larry J. Kessel                        3,280
                    Jay Kranzler                         126,136

         We granted an option to purchase 12,500 shares of our common stock to Martin B. Keller on May 12, 2001, to Sheldon Drobny on June 11, 2001 and to Charles B. Nemeroff on April 2, 2001, in connection with Dr. Keller, Mr. Drobny and Dr. Nemeroff's appointments to the Board. Mr. Anderson and Dr. Kessel received an option to purchase 12,500 shares of our common stock upon their initial election to the Board.

         The 1996 Plan and the 2000 Plan (collectively the "Plans") provide for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock purchase awards. Incentive Stock options granted under the Plans are intended to qualify as "incentive stock options" within the meaning of
Section 422 of the Code. Nonstatutory stock options, such as those granted to non-employee directors under the Plans, are not intended to qualify as incentive stock options under the Code. With the exception of options issued to stockholders holding more than 10% of our stock, the exercise price of incentive stock options issued under the Plans may not be less than 100% of the fair market value on the date of grant, and the exercise price of nonstatutory stock options issued under the Plans may not be less than 85% of fair market value. The maximum term of options under the Plans is typically ten years, except that the term is five years for options issued under the Plans to stockholders holding more than 10% of our stock. The 1996 Plan will terminate on January 17, 2006 and the 2000 Plan will terminate on May 3, 2010, unless earlier terminated by the Board. Generally, in the event of a sale of substantially all of our assets, specified types of merger, or other corporate reorganization any surviving corporation shall assume awards outstanding under the Plans or substitute similar awards for those outstanding under the Plans.

         In May 2000, the Board of Directors adopted a resolution to provide that the vesting of all existing and future stock options held by non-employee directors will be accelerated upon a change of control (as defined below), as long as the option is exercised in the five days immediately prior to the change of control.

         In addition, in April 2001, the Board approved automatic yearly option grants for each of its non-employee directors. On January 1 of each year (or the next business day) beginning in 2002, each non-employee director is automatically granted under the 2000 Plan, without further action, an option to purchase 5,000 shares of our common stock (the "Annual Automatic Grants"). The exercise price of options granted under the 2000 Plan is the fair market value of the common stock subject to the option on the date of the option grant, as determined under the 2000 Plan. The Annual Automatic Grants will vest on a daily basis over a period of one year. The term of options granted under the 2000 Plan is 10 years. In the event of a (i) a sale of all or substantially all of our assets; (ii) a merger or consolidation in which we are not the surviving entity and in which the holders of our outstanding voting stock immediately prior to such transaction own, immediately after such transaction, securities representing less than 50% of the voting power of the entity surviving such transaction or, where the surviving entity is a wholly-owned subsidiary of another entity, the surviving entity's parent; (iii) a reverse merger in which we are the surviving entity but the shares of common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities of the surviving entity's parent, cash or otherwise, and in which the holders of our outstanding voting stock immediately prior to such transaction own, immediately after such transaction, securities representing less than 50% of the voting power of the Company or, where we are a wholly-owned subsidiary of another entity, our parent; or (iv) an acquisition by any person, entity or group within the meaning of Section 13(d) or 14(d) of the Exchange Act, or any comparable successor provisions (excluding any employee benefit plan, or related trust, sponsored or maintained by us or our subsidiary or other entity controlled by us) of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act, or comparable successor rule) of our securities representing at least 75% of the combined voting power entitled to vote in the election of directors; provided, however, that nothing in this paragraph shall apply to a sale of assets, merger or other transaction effected exclusively for the purpose of changing our domicile; the vesting of each option will accelerate and the option will become exercisable for our common stock, as long as the option is exercised in the five days immediately prior to the event.

Option Cancel and Regrant Information

         On June 27, 2001, we implemented an option cancel and regrant program. Pursuant to the option cancel and regrant program, the exercise price of certain options held by certain of our executive officers and directors which included options held by Jay Kranzler, R. Michael Gendreau, Samuel Anderson, Larry Kessel, Charles Nemeroff and Jack Vaughn, were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the option cancel and regrant program was effected. As a condition to participating in the option cancel and regrant program, optionees who elected to surrender their old options for the replacement options had to exercise at least twenty percent of the replacement options on June 27, 2001. In addition, the replacement options expire no later than the earlier of the expiration date of the original option grant, or June 27, 2006. Dr. Kranzler exercised his option to purchase 101,319 shares pursuant to a promissory note that was issued by us and is secured by his stock. The outstanding principal amount of the promissory note is due on June 27, 2006, and the interest is payable annually. The principal amount of the loan is $189,973.12 and the interest rate is variable, adjusted monthly and is two points above the federal funds rate. The Board of Directors determined that the option cancel and regrant program was necessary to encourage the executive officers and directors named above, to remain service providers to us and to exert their maximum efforts on our behalf.

         The following table shows certain information concerning the repricing of options received by our executive officers listed in the Summary Compensation Table during the last ten years.

                                              TEN YEAR OPTION/SAR REPRICINGS

                                              Number of                                                   Length of
                                             Securities         Market                                     Original
                                             Underlying        Price of     Exercise                       Option
                                              Options/         Stock at     Price at                        Term
                                                SARs            Time of     Time of                       Remaining
                                              Repriced         Repricing   Repricing        New          at Date of
                                                 or               or           or        Exercise         Repricing
                                               Amended         Amendment   Amendment       Price             or
             Name                 Date           (#)              ($)         ($)           ($)           Amendment
---------------------------     --------     ----------        ---------   ---------     --------         ---------
Jay D. Kranzler
Chief Executive Officer,
Chief Financial Officer and
Chairman of the Board of
Directors                        6/27/01       346,915          $2.50         $12.00       $2.50          4.6 years
                                 6/27/01        34,679          $2.50         $13.00       $2.50          6.2 years
                                 6/27/01       124,999          $2.50         $22.50       $2.50          8.7 years

R. Michael Gendreau
Vice President Development
and Chief Scientific Officer     6/27/01         1,500          $2.50         $17.00       $2.50          3.6 years
                                 6/27/01        13,625          $2.50         $14.00       $2.50          3.9 years
                                 6/27/01        15,625          $2.50         $16.15       $2.50          4.10 years
                                 6/27/01         6,250          $2.50         $11.50       $2.50          6.6 years
                                 6/27/01        12,500          $2.50         $18.75       $2.50          7.1 years
                                 6/27/01        15,625          $2.50         $22.50       $2.50          8.7 years

Compensation of Executive Officers

         The following table sets forth all compensation awarded or paid to and earned by our Chief Executive Officer during the fiscal years ended December 31, 2001, 2000 and 1999, as well as the other executive officers for whom salary and bonus for services rendered to us during the years ended December 31, 2001, 2000 and 1999 was in excess of $100,000:

                                                 SUMMARY COMPENSATION TABLE

                                                                                                      Long-Term
                                                             Annual Compensation                    Compensation
                                                        ------------------------------ -------------------------------------------
                                                                                                    Shares             All Other
                                                          Fiscal        Base                       Underlying          Compensation
     Name and Principal Position                           Year       Salary($)        Bonus($)    Options(#)             ($)
----------------------------------------------------------------------------------------------------------------------------------
Jay D. Kranzler                                            2001      $438,000(1)      $     --            --          $ 12,060(2)
   Chief Executive Officer, Chief Financial                2000       388,022          264,000       124,999            12,060(3)
   Officer, President, Secretary and Chairman
   of the Board                                            1999       305,500          150,000            --            12,800(4)


John N. Bonfiglio                                          2001      $160,633         $     --            --          $  8,988(5)
   Chief Operating Officer

R. Michael Gendreau                                        2001      $230,000         $     --            --          $ 10,500(6)
   Vice President Research and Development                 2000       246,273          125,000        15,625            10,500(7)
   and Chief Medical Officer                               1999       191,500           75,000            --            10,000(8)

Sabrina Martucci Johnson (9)                               2001      $106,418         $     --            --          $  9,442(10)
   Chief Financial Officer and Vice President              2000       101,014              300         4,687            10,131(11)
   Marketing

(1) Includes $11,000 of salary payments for 2000 pursuant to the January 2001 third amendment to employment agreement for Dr. Kranzler.
(2) Includes $1,560 paid by us on behalf of Dr. Kranzler for life insurance premiums during 2001, and $10,500 of contributions made by us under our 401(k) plan.
(3) Includes $1,560 paid by us on behalf of Dr. Kranzler for life insurance premiums during 2000, and $10,500 of contributions made by us under our 401(k) plan.
(4) Includes $2,800 paid by us on behalf of Dr. Kranzler for life insurance premiums during 1999, and $10,000 of contributions made by us under our 401(k) plan.
(5) Includes $8,988 of contributions made by us on behalf of Mr. Bonfiglio under our 401(k) plan.
(6) Represents $10,500 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan during 2001.
(7) Represents $10,500 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan during 2000.
(8) Represents $10,000 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan during 1999.
(9) As a result of her employment with Fresenius in connection with our restructuring of our agreement with Fresenius Ms. Johnson's employment as our Vice President Marketing and Sales terminated in January 2001. Ms. Johnson was employed as a consultant by us prior to March 20, 2001, when she was rehired by us as our Vice President Marketing.
(10) Represents $9,442 in contributions made by us on behalf of Ms. Johnson under our 401(k) plan during 2001.
(11) Represents $10,131 in contributions made by us on behalf of Ms. Johnson under our 401(k) plan during 2000.

      STOCK OPTION GRANTS, CANCELLATIONS AND EXERCISES IN LAST FISCAL YEAR

         We grant options to our executive officers under our 1996 Plan and our 2000 Plan. As of December 31, 2001, options to purchase a total of 733,840 shares were outstanding under the 1996 Plan, options to purchase 41,067 shares remained available for grant under the 1996 Plan, and options to purchase a total of 328,300 shares were outstanding under the 2000 Plan, options to purchase 98,156 shares remained available for grant under the 2000 Plan.

         On June 27, 2001, we implemented an option cancel and regrant program. Pursuant to the option cancel and regrant program, the exercise price of certain options held by certain of our executive officers and directors were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the option cancel and regrant program was effected. As a condition to participating in the option cancel and regrant program, optionees who elected to surrender their old options for the replacement options had to exercise at least 20% of the replacement options on June 27, 2001. In addition, the replacement options expire no later than the earlier of the expiration date of the original option grant, or June 27, 2006.

         The following table sets forth certain information regarding options cancelled and regranted during the fiscal year ended December 31, 2001 to our executive officers pursuant to the option cancel and regrant program:

                                           Individual Grants
                           -----------------------------------------------------
                                          % of Total    Weighted
                             Shares      Cancelled and   Average
                           Underlying     Regranted to  Exercise  Exercise Price
                             Options      Employees in  Price Per      Per
                          Cancelled and     Fiscal      Cancelled   Regranted
         Name             Regranted(#)     Year(%)(1)    Share($)   Share($)
-----------------------   -------------   ------------ ----------- -------------
Jay Kranzler (2)            405,274           88%         $14.66      $2.50
R. Michael Gendreau (3)      52,100           11%         $17.30      $2.50


(1) Based upon options to purchase a total of 576,239 shares of our common stock cancelled during the fiscal year 2001.
(2) Six options were cancelled with expiration dates ranging from 1/19/2006 to 1/27/2010.
(3) Ten options were cancelled with expiration dates ranging from 1/13/2005 to 1/27/2010.

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2001 to our executive officers that were not part of the cancellation and regrant program:

                                                          Individual Grants
                                              ---------------------------------------
                                                                % of Total                               Potential Realizable Value
                                                                  Options                                at Assumed Annual Rates of
                                                 Shares         Granted to                                  Stock Appreciation for
                                               Underlying       Employees in  Exercise                          Option Term($)(3)
                                                Options            Fiscal     Price Per   Expiration      --------------------------
        Name                                  Granted (#)(1)     Year(%)(2)   Share($)        Date              5%             10%
-------------------------------               --------------    ------------- ---------  -------------    -------------     --------
Jay Kranzler                                     126,136             31%        $1.41      3/20/2011        111,557          282,706
John N. Bonfiglio                                125,000             31%        $1.71      6/22/2011        134,426          340,662
R. Michael Gendreau                               16,276              4%        $1.41      3/20/2011         14,395           36,479
Sabrina Martucci Johnson                          13,750              3%        $1.41      3/20/2011         12,161           30,818

(1) Such options vest ratably and daily over a four-year period beginning on the date of grant.
(2) Based upon options to purchase a total of 401,162 shares of our common stock granted
(3) During the fiscal year 2001 which were not part of the cancellation and regrant program.

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         As a condition to participating in the option cancel and regrant program, optionees who elected to surrender their old options for the replacement options had to exercise at least 20% of the replacement options on June 27, 2001. The following table sets forth certain information regarding options exercised during the fiscal year ended December 31, 2001 by our executive officers as required by our option cancel and regrant program:

                                                          % of Total
                                                         Exercised by                     Market Price
                                     Shares Acquired     Employees in       Exercise      Per Share at
                                          Upon              Fiscal          Price Per       Exercise
                Name                   Exercise(1)        Year(%)(2)        Share($)         Date($)
     ---------------------------     ---------------   -----------------    ---------     -------------
     Jay Kranzler                     101,319(3)              88%             $2.50           $2.50
     R. Michael Gendreau               13,025                 11%             $2.50           $2.50

    (1) The closing share price of common stock was $2.50, as reported on the Nasdaq SmallCap Market, on the exercise date which was equal to the exercise price of $2.50 per share, therefore no there was no value on the date of exercise.
    (2) Based upon 115,249 shares of our common stock exercised by employees during the fiscal year 2001.
    (3) Dr. Kranzler exercised his option to purchase 101,319 shares pursuant to a promissory note that was issued by us and is secured by his stock. The outstanding principal amount of the promissory note is due on June 27, 2006, and the interest is payable annually. The principal amount of the loan is $189,973.12 and the interest rate is variable, adjusted monthly and is two points above the federal funds rate.

         The following table sets forth certain information as of December 31, 2001, regarding options held by our executive officers. There were no stock appreciation rights outstanding at December 31, 2001.

                                                  Number of Shares
                                                Underlying Unexercised         Value of Unexercised
                                                      Options                  In-The-Money Options
                                                   at FY-End (#)                as of FY-End ($)(1)
                                          ----------------------------------------------------------------
                       Name                Exercisable    Unexercisable    Exercisable    Unexercisable
         -------------------------------------------------------------------------------------------------

         Jay Kranzler                          394,232        141,553         $685,542       $313,297
         John N. Bonfiglio                      59,856         65,144         $144,253       $156,997
         R. Michael Gendreau                    48,472         19,904          $85,488        $43,082
         Sabrina Martucci Johnson                2,691         11,059           $7,303        $30,011

-------------
     (1) Calculation based upon $4.12 per share, the closing sales price of the underlying shares of common stock as reported on The Nasdaq SmallCap Market on December 31, 2001, less exercise price.

Employment and Change of Control Agreements

         In January 1996 we entered into an employment agreement with Jay D. Kranzler, M.D., Ph.D., our Chairman of the Board, Chief Executive Officer. In January 2001, we amended our Employment Agreement with Dr. Kranzler. Pursuant to the amendment, Dr. Kranzler's base salary is set at $427,000, effective September 1, 2000. In addition, in the event that Dr. Kranzler is terminated, Dr. Kranzler is entitled to severance payments equal to his base salary for one year after his termination. In the event Dr. Kranzler is replaced as our Chief Executive Officer, Dr. Kranzler may elect to continue in the position of executive Chairman of the Board, devoting up to 50% of his time capacity to such position, at a pro-rated base salary until December 31, 2003. As an alternative, Dr. Kranzler may elect to act solely as a non-executive Chairman of the Board, with no time commitment to us beyond acting as Chairman, and if he makes such election, Dr. Kranzler's base salary shall be reduced to 25% of his base salary then in effect until December 31, 2003. Dr. Kranzler will receive this reduced compensation, based on which election he makes through December 31, 2003, even if Dr. Kranzler resigns as Chairman or Director and no longer devotes any time to us. In addition, in the event that Dr. Kranzler is terminated without cause, the consummation of a merger, consolidation, corporate reorganization or acquisition of all or substantially all of our assets that does not provide for Dr. Kranzler to assume the duties of the Chief Executive Officer, any demotion or removal of Dr. Kranzler from the position of Chief Executive Officer, then the vesting of all of Dr. Kranzler's outstanding options will be accelerated and all his options will be immediately exercisable.

         In December 2001 we entered into a new employment agreement with Dr. R. Michael Gendreau, our Vice President of Development and Chief Medical Officer, which restated his previous employment agreement entered into in January 1996. Pursuant to the employment agreement, Dr. Gendreau's base salary is set at $190,000, and he may be awarded a cash bonus based on his performance at the discretion of the Board. In the event Dr. Gendreau's employment with us is terminated without cause, Dr. Gendreau will receive his base salary in effect for four months after such termination.

         In June 2001, we entered into an employment agreement with Dr. John N. Bonfiglio, our Chief Operating Officer and Executive Vice President. Pursuant to the employment agreement, Dr. Bonfiglio receives a base salary of $260,000 and the possibility, at the discretion of the Board, of a cash and/or stock bonus based on individual and Company performance. In addition, Dr. Bonfiglio received an upfront payment of $5,000 to offset moving expenses and $2,000 per month to be used for living expenses, payable until the first year anniversary of his employment with us. In the event that Dr. Bonfiglio is terminated without cause prior to the first year anniversary of his employment with us, we agreed to provide him with a severance payment of the greater of the remainder of his base salary for the rest of the one year term or the amount equal to three months base salary, and his options will be vested for the same term for which he receives his severance and the time during which he can exercise his options will be extended for a year after his termination date. In addition, in the event that Dr. Kranzler is no longer Chief Executive Officer and we begin a search for a replacement, Dr. Bonfiglio will have the option of continuing his employment with us or resigning within 90 days of hire of the new Chief Executive Officer and receiving the greater of the remainder of his base salary for the rest of the year, or six months base salary, and accelerated vesting of the number of shares subject to the option that would have vested had Dr. Bonfiglio remained employed with us during the six months following his termination date. We also agreed to give Dr. Bonfiglio 90 days advance notice of our intent not to renew his contract and in the event that we terminate his employment without this advance notice, he will be entitled to payment of his salary for each day that the 90 day notice period extends beyond the first anniversary of his employment, and continued vesting of his existing options during this time period.

Report Of Compensation Committee on Executive Compensation/2/

         The Compensation Committee (the "Compensation Committee") is currently composed of Mr. Anderson, Dr. Kessel and Mr. Vaughn, directors who are not our employees. The Committee is responsible for establishing and administering our executive compensation arrangements.


----------
/2/ The material in this report is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Philosophy

         We believe that a competitive, goal-oriented compensation policy is critically important to the creation of value for stockholders. To that end, we have created an incentive compensation program intended to reward outstanding individual performance. The goals of the compensation program are to align compensation with business objectives and performance to enable us to attract and retain the highest quality executive officers and other key employees, reward them for our progress and motivate them to enhance long-term stockholder value. Our compensation program is intended to implement the following principles:

         . Compensation should be related to the value created for stockholders;
         . Compensation programs should support the short-term and long-term strategic goals and our objectives;
         . Compensation programs should reflect and promote our values and reward individuals for outstanding contributions to our success; and
         . Short-term and long-term compensation programs play a critical role in attracting and retaining well-qualified executives.

         While compensation opportunities are based in part upon individual contribution, the actual amounts earned by executives in variable compensation programs are also based upon how we perform. The executive compensation for the Chief Executive Officer and all other executives is based upon three components, each of which is intended to serve our compensation principles.

Base Salary

         Base salary is targeted at the competitive median for similar companies in the biotechnology industry. For the purpose of establishing these levels, the Compensation Committee compares our compensation structure from time to time with the companies that are located in San Diego as covered in a compensation survey of the San Diego biotechnology industry entitled Biotech Education Development Coalition.

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

Compensation of the Chief Executive Officer

         Dr. Kranzler, our Chief Executive Officer, assisted us in achieving certain of our goals in 2001. During 2000, in response to the sales of the PROSORBA column and resulting cash flow during the year, we entered into negotiations to restructure the exclusive distribution agreement with Fresenius with respect to the PROSORBA column. As a result of these negotiations, in January 2001 we received a payment for certain assets related to the PROSORBA column and an upfront payment for future column sales of approximately $8.0 million. In accordance with the policies noted above, and in consideration of Dr. Kranzler's contributions to us, Dr. Kranzler's base salary for 2001 was set at $427,000. The amount received for his 2001 salary represents a 7% increase over what Dr. Kranzler received for his 2000 base salary.

Option Cancel and Regrant Program

         On June 27, 2001, we implemented an option cancel and regrant program. Pursuant to the option cancel and regrant program, the exercise price of certain options held by certain of our executive officers and directors which included options held by Jay Kranzler, R. Michael Gendreau, Samuel Anderson, Larry Kessel, Charles Nemeroff and Jack Vaughn, were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the option cancel and regrant program was effected. As a condition to participating in the option cancel and regrant program, optionees who elected to surrender their old options for the replacement options had to exercise at least twenty percent of the replacement options on June 27, 2001. In addition, the replacement options expire no later than the earlier of the expiration date of the original option grant, or June 27, 2006.

         The Board of Directors determined that the option cancel and regrant program was necessary to encourage the executive officers and directors named above, to remain service providers to us and to exert their maximum efforts on our behalf.

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

                     Compensation Committee

                     Sam Anderson, Chairman
                     Larry Kessel, M.D.
                     Jack Vaughn

                        STOCK PRICE PERFORMANCE GRAPH (1)

Comparison of Cumulative Return on Investment

         The following Stock Price Performance Graph compares our cumulative total stockholder return on our common stock for the periods indicated with the cumulative total return of the NASDAQ OTC Index and the NASDAQ Pharmaceuticals Stock Index. We have not declared any dividends since our inception. The Board and the Compensation Committee recognize that the market price of our common stock is influenced by many factors, only one of which is our performance. The historical stock price performance shown on the Stock Price Performance Graph is not necessarily indicative of future stock price performance.


                            [GRAPHIC OBJECT OMITTED]

          1996      1997      1998      1999      2000      2001

                           [insert plot points here]

The above comparison assumes $100 was invested in our common stock and each index on December 31, 1996.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the ownership of the Company's common stock as of March 15, 2002 by: (i) all those known by the Company to be beneficial owners of more than 5% of its common stock; (ii) each of the executive officers named in the Summary Compensation Table; (iii) each director and nominee for director; and (iv) all executive officers and directors of the Company as a group.

                                                             Amount And Nature
                                                          Beneficial Ownership of      Percent of Class of Common
          Beneficial Owner of Common Stock (1)                Common Stock (2)                 Stock (2)
Paramount Capital Asset Management, Inc
787 Seventh Avenue, 44th Floor                                 1,784,519  (3)                    28.1%
New York, NY 10019

R. Michael Gendreau                                               83,769  (4)                     1.3%

Sabrina Martucci Johnson                                          14,929  (5)                      *

Jay D. Kranzler                                                  560,812  (6)                     8.8%

John Bonfiglio                                                    67,435  (7)                     1.1%

Samuel D. Anderson                                                19,216  (8)                      *

Sheldon Drobny                                                    63,575  (9)                     1.0%

Martin B. Keller                                                  14,297 (10)                      *

Larry J. Kessel                                                   41,055 (11)                      *

Charles Nemeroff                                                  18,474 (12)                      *

Jack H. Vaughn                                                    13,947 (13)                      *

All Directors and Executive Officers as a Group                  897,259 (14)                    14.1%
(10 persons)

*Less than 1%

------------------
(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and Schedule 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Except as shown otherwise in the table, the address of each stockholder listed is in care of Cypress Bioscience Inc. at 4350 Executive Drive, Suite 325, San Diego, California, 92121.

(2) Percentage of beneficial ownership is based upon 6,349,221 shares of the Company's common stock outstanding as of March 15, 2002.

(3) Paramount Capital Asset Management, Inc. is the managing member of both Aries Select I, LLC and Aries Select II, LLC, Delaware limited liability companies ("Aries Select I & II") and the investment manager of Aries Select, Ltd., a Cayman Islands exempted company ("Aries Select, Ltd.") Of the 1,784,519 shares of common stock indicated as beneficially held, Paramount Capital shares voting and dispositive power with the following persons or entities: Aries Select I with respect to 524,298 of the shares; Aries Select II with respect to 42,201 of the shares; and The Aries Select, Ltd. with respect to 1,181,713.; and The Aries Select, Ltd New with respect to 36,307 of the shares

(4) Includes 70,744 shares of common stock issuable pursuant to options exercisable within 60 days of March 15, 2002.

(5) Includes 14,929 shares of common stock issuable pursuant to options exercisable within 60 days of March 15, 2002.

(6) Includes 414,443 shares of common stock issuable pursuant to options exercisable within 60 days of March 15, 2002. Also includes 41,926 shares of common stock held by the Company's 401(k) plan for which Dr. Kranzler, as trustee of the 401(k) plan, has voting rights to such shares.

(7) Includes 66,735 shares of common stock issuable pursuant to options exercisable within 60 days of March 15, 2002.

(8) Includes 13,591 shares of common stock issuable pursuant to options exercisable within 60 days of March 15, 2002.

(9) Also includes 13,575 shares of common stock issuable pursuant to options exercisable within 60 days of March 15, 2002. Includes 50,000 shares of common stock held by Anita Drobny, Mr. Drobny's spouse.

(10) Includes 14,297shares of common stock issuable pursuant to options exercisable within 60 days of March 15, 2002.

(11) Includes 3,681 shares of common stock issuable pursuant to options exercisable within 60 days of March 15, 2002. Also includes 250 shares of common stock held by Shirley Kessel, Dr. Kessel's spouse.

(12) Includes 18,474 shares of common stock issuable pursuant to options exercisable within 60 days of March 15, 2002.

(13) Includes 11,822 shares of common stock issuable pursuant to options exercisable within 60 days of March 15, 2002.

(14) Includes 642,291 shares of common stock issuable pursuant to options exercisable within 60 days of March 15, 2002.

ITEM 13.  Certain Relationships and Related Transactions

         In 2001, we entered into an employment agreement with two of our executive officers, as described under the caption "Management - Employment Agreements." We have also granted stock options to certain of our directors and executive officers. See "Management - Executive Compensation."

         Pursuant to our consulting agreement with Samuel Anderson dated February 1, 2001, Mr. Anderson agreed to serve as a consultant to us to assist on an as needed basis. Mr. Anderson is paid $2,000 per day for any days that exceed his commitment as a member of our Board of Directors. For the year 2001, we paid Mr. Anderson $6,000 for his services in the year 2001.

         Pursuant to our consulting agreement with Dr. Kessel dated October 28, 1999, Dr. Kessel agreed to spend on average three days per month working on our behalf on clinical, sales and marketing issues at $4,000 per month. For the year 2001, we paid to Dr. Kessel $48,000 under such agreement.

         Pursuant to our consulting agreement with Dr. Nemeroff dated March 1, 2001, as amended and restated on December 21, 2001, Dr. Nemeroff agreed to serve as a consultant to perform services as a member of our Board of Directors and a member of our Psychopharmacology Advisory Board and to perform additional services on an as needed basis. As compensation for his services Dr. Nemeroff is entitled to receive $24,000 for his services as a member of our Board, and $24,000 for his services as a member of our Psychopharmacology Advisory Board. In addition, Dr. Nemeroff will receive $2,000 per day for any other services he provides to us. Dr. Nemeroff received an option to purchase 12,500 shares of our common stock upon his election to the Board; and an option to purchase 12,500 shares of our common stock in January 2002 pursuant to the terms of the amended agreement. Dr. Nemeroff may also receive additional compensation of either $100,000 in cash or shares of our common stock equal to $100,000, if the Board determines, in their sole discretion, that he actively and substantially participated and assisted in our achievement of certain milestones including the following: identification, introduction, negotiation and completion of a significant strategic collaboration or similar transaction with any third party that we are pursuing; completion of a licensing transaction in which we license a pre-clinical or clinical compound or technology related to any indication that we are pursuing; or the completion of any other significant strategic transaction.

         On March 28, 2002, we issued and sold shares of our common stock and warrants to purchase shares of our common stock for an aggregate purchase price of $17 million in a private financing. Paramount Capital, Inc., one of the placement agents in the financing, is affiliated with Paramount Capital Asset Management, Inc., a 28.1% stockholder of the Company. In exchange for its services as a placement agent, Paramount received a cash commission of $594,040 and a warrant to purchase 343,573 shares of the Company's common stock for purchasers that were introduced to us by Paramount.

         Tim McInerney and Scott Katzmann both participated in the financing and are Senior Managing Directors at Paramount. In addition, Lindsay Rosenwald, the President of Paramount Capital Asset Management, Inc., is a member of the Managing Member of Orion Biomedical Fund, LP and Orion Biomedical Offshore Fund, LP, both of which participated in the financing.

         Dr. Larry Kessel, a member of our Board of Directors, Daniel Kessel, Dr. Kessel's brother, and Dr. Jay Kranzler, our Chief Executive Officer and the Chairman of the Board of Directors also participated in the financing.

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

(3)  Exhibits

     Exhibit No.          Description                                  Incorporated by Reference to
     -------------------- -------------------------------------------- -----------------------------------------------------
     3.1                  Amended and Restated Certificate of          Exhibit 3.1 to Form 10-Q for the quarter ended
                          Incorporation                                March 30, 1996
     3.2                  Certificate of Amendment filed on            Exhibit 3.2 to Form 10-K for the year ended
                          March 9, 2001                                December 31, 2000
     3.3                  By-Laws, as amended                          Exhibit 3.2 to Form 10-K for the year ended
                                                                       December 31, 1995
     4.1                  Form of Stock Certificate                    Exhibit 4.1 to Form S-1 Registration Statement No.
                                                                       33-41225
     10.1                 Agreement and Plan of Merger and             Exhibit 2.1 to Form 10-Q for quarter ended
                          Reorganization dated October 10, 1996, by    September 30, 1996
                          and among Registrant, Cypress Acquisition
                          Sub, Inc. and PRP, Inc.
     10.2                 1996 Equity Incentive Plan (the "1996        Exhibit 99.1 to Form S-8 Registration Statement No.
                          Plan")                                       333-06771
     10.3                 Form of Incentive Stock Option Agreement     Exhibit 3.1 to Form 10-Q for the quarter ended
                          under the 1996 Plan                          March 30, 1996
     10.4                 Form of Non-Statutory Stock Option           Exhibit 3.1 to Form 10-Q for the quarter ended
                          Agreement under 1996 Equity Incentive Plan   March 30, 1996
     10.5                 Incentive Stock Option and Appreciation      Exhibit 99.4 to Form S-8 Registration Statement No.
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
     10.9                 Stock Option and Stock Appreciation Plan     Exhibit 28.1 to Form S-8 Registration Statement No.
                                                                       333-06771
     10.10                Employment Agreement dated December 28,      Exhibit 10.8 to Form 10-K for the year ended
                          1996 between the Registrant and Jay D.       December 31, 1995
                          Kranzler
     10.11                Letter Amendment dated July 19, 1996 to      Exhibit 10.11 to Form 10-K for the year ended
                          Employment Agreement between the             December 31, 2000
                          Registrant and Jay D. Kranzler
     10.12                Second Amendment dated July 1, 2000 to       Exhibit 10.12 to Form 10-K for the year ended
                          Employment Agreement between the             December 31, 2000
                          Registrant and Jay D. Kranzler


     10.13                Third Amendment to Employment Agreement      Exhibit 10.13 to Form 10-K for the year ended
                          dated January 31, 2001 between the           December 31, 2000
                          Registrant and Jay D. Kranzler
     10.14                Employment Agreement dated December 1,
                          2001 between the Registrant and R. Michael
                          Gendreau
     10.15                Sublease dated February 1, 1999 between      Exhibit 10.41 to 1998 Form 10-K
                          the Company and Cardia Pacemakers, Inc.
                          and related lease dated August 1991
                          between Michael R. Mastro and Redmond East
                          Associates and Incontrol, Inc. and
                          Amendments One through Ten
     10.16                Loan and Securities Agreement between the    Exhibit 10.1 to Form 10-Q from the quarter ended
                          Registration, PRP, Inc. and Transamerica     September 30, 1999
                          Business Credit Corporation
     10.17                Stock Subscription Warrant to Purchase       Exhibit 10.2 to Form 10-Q from the quarter ended
                          Common Stock of the Registration between     September 30, 1999
                          the Registrant and TBCC Funding Trust II
                          or its registered assigns
     10.18                Amended and Restated License and             Exhibit 2.2 to Form 8-K filed on January 22, 2001
                          Distribution Agreement dated January 19,
                          2001 between the Registrant and Fresenius
     10.19                2000 Equity Incentive Plan                   Exhibit 10.25 to Form 10-K for the year ended
                                                                       December 31, 2000
     10.20                Form of Stock Option Agreement for use       Exhibit 10.26 to Form 10-K for the year ended
                          with the 2000 Equity Incentive Plan          December 31, 2000
     10.21                Employment Agreement dated June 18, 2001     Exhibit 10.1 to Form 10-Q for the quarter ended
                          between Dr. John N. Bonfiglio and the        June 30, 2001
                          Registrant
     10.22                Restated License Agreement dated
                          November 13, 2001 between Pierre Fabre
                          Medicament and the Registrant*
     10.23                Trademark Agreement dated August 1, 2001
                          between Pierre Fabre Medicament and the
                          Registrant*
     10.24                Letter Amendment dated February 1, 2002 to
                          the Amended and Restated License Agreement
                          dated January 19, 2001 between the
                          Registrant and Fresenius
     10.25                Consolidated Balance Sheets
     23.1                 Consent of Ernst & Young LLP, Independent
                          Auditors
     24.1                 Power of Attorney                            Reference is made to page [37]

(b)      Reports on Form 8-K

         Form 8-K filed on March 12, 2002 announcing recent decision of Nasdaq and attaching financial statements.

         Form 8-K filed on February 21, 2002 announcing the execution of Securities Purchase Agreements with various investors in connection with a proposed private financing.

*Confidential Treatment has been requested for certain portions of this agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CYPRESS BIOSCIENCE, INC.


          Date: April 1, 2002              By:  /s/ Jay D. Kranzler
                                                 ----------------------------------------------------
                                                 Chief Executive Officer and Chairman of the Board
                                                 (Principal Executive Officer)

          Date: April 1, 2002              By:  /s/ Sabrina Martucci Johnson
                                                 ----------------------------------------------------
                                                 Chief Financial Officer and Vice President
                                                 Marketing

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay D. Kranzler, M.D., Ph.D. and Sabrina Martucci Johnson, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and full power and authority to do and performance each and every act and thing requisite and necessary to be done in connection therewith, as fully to intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

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


Signature                                     Title                                                 Date
---------                                     -----                                                 ----

/s/ Jay D. Kranzler, M.D., Ph.D.              Chief Executive Officer and Chairman of the Board     April 1, 2002
--------------------------------------------- (Principal Executive Officer and Principal
Jay D. Kranzler, M.D., Ph.D.                  Financial and Accounting Officer)

/s/ Sabrina Martucci Johnson                  Chief Financial Officer and Vice President            April 1, 2002
--------------------------------------------- Marketing
Sabrina Martucci Johnson                      (Principal Financial and Accounting Officer)

/s/ Jack H. Vaughn                            Director                                              April 1, 2002
---------------------------------------------
Jack H. Vaughn

/s/ Samuel D. Anderson                        Director                                              April 1, 2002
---------------------------------------------
Samuel D. Anderson

/s/ Larry J. Kessel, M.D.                     Director                                              April 1, 2002
---------------------------------------------
Larry J. Kessel, M.D.

/s/ Charles Nemeroff, M.D., Ph.D.             Director                                              April 1, 2002
---------------------------------------------
Charles Nemeroff, M.D., Ph.D.

/s/ Martin B. Keller, M.D.                    Director                                              April 1, 2002
---------------------------------------------
Martin B. Keller, M.D.

/s/ Sheldon Drobny                            Director                                              April 1, 2002
---------------------------------------------
Sheldon Drobny

                            CYPRESS BIOSCIENCE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors............................F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000.................F-3

Consolidated Statements of Operations for the years ended
 December 31, 2001, 2000 and 1999............................................F-4

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2001, 2000 and 1999.......................F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999...........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Cypress Bioscience, Inc.

         We have audited the accompanying consolidated balance sheets of Cypress Bioscience, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

         Since the date of completion of our audit of the accompanying consolidated financial statements and initial issuance of our report thereon dated February 21, 2002, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 1, has completed an issuance of its common stock resulting in net proceeds of approximately $15.5 million. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cypress Bioscience, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
---------------------

San Diego, California
February 21, 2002
Except for paragraph four of Note 1, as to which the date is March 28, 2002

                            CYPRESS BIOSCIENCE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                 2001             2000
                                                                             -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $   5,867,083    $   7,102,317
   Restricted cash                                                                 605,240                -
   Accounts receivable from agreement with Fresenius (Note 2)                            -          439,315
   Prepaid expenses                                                                 61,244          104,178
   Assets held for sale                                                                  -           26,739
   Debt acquisition cost - current                                                   6,992           76,612
                                                                             -------------    -------------
      Total current assets                                                       6,540,559        7,749,161

Property and equipment, net                                                        126,980          102,048
Other assets                                                                        17,569           40,062
                                                                             -------------    -------------
      Total assets                                                           $   6,685,108    $   7,891,271
                                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                          $     646,745    $     936,251
   Accrued compensation                                                             86,146          171,360
   Accrued liabilities (Note 4)                                                    965,530          267,182
   Current portion of long-term obligations                                        555,630        1,578,562
   Current portion of convertible debentures                                             -          275,000
   Deferred revenue                                                              6,400,000                -
                                                                             -------------    -------------
      Total current liabilities                                                  8,654,051        3,228,355

Long-term obligations, net of current portion (Note 6)                                   -          563,688

Commitments and contingencies (Note 5)

Stockholders' equity (deficit): (Note 7)
   Common  stock, $.02 par value; authorized 75,000,000 shares; issued and outstanding, 6,349,221 and 6,105,350 shares at
           December 31, 2001 and 2000, respectively                                126,984          122,107
   Additional paid-in capital                                                  101,580,267      100,269,714
   Shareholder receivable                                                         (189,973)               -
   Accumulated deficit                                                        (103,486,221)     (96,292,593)
                                                                             -------------    -------------
      Total stockholders' equity (deficit)                                      (1,968,943)       4,099,228
                                                                             -------------    -------------
                                                                             $   6,685,108    $   7,891,271
                                                                             =============    =============

See accompanying notes to the financial statements.


                            CYPRESS BIOSCIENCE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Years Ended December 31,
                                           2001            2000             1999
                                        ------------    ------------    ------------
Revenues:
    Revenue from Fresenius agreement    $  1,600,000    $  2,975,208    $  1,284,583
    Product sales                                  -               -         588,120
                                        ------------    ------------    ------------
                                           1,600,000       2,975,208       1,872,703

Costs and expenses:
   Production costs                                -         426,971         888,015
   Sales and marketing                             -       5,922,706       5,937,463
   Research and development                3,785,919       1,880,086       1,889,933
   General and administrative              5,152,275       3,331,869       3,689,739
                                        ------------    ------------    ------------
                                           8,938,194      11,561,632      12,405,150

Other income (expense):
   Interest income                           434,363         633,523         496,740
   Interest expense                         (273,083)       (549,125)       (160,766)
   Gain (loss) on sale of assets, net        (16,714)              -       2,411,532
                                        ------------    ------------    ------------
                                             144,566          84,398       2,747,506

                                        ------------    ------------    ------------
Net loss                                $ (7,193,628)   $ (8,502,026)   $ (7,784,941)
                                        ============    ============    ============

Net loss per share- basic and diluted   $      (1.15)   $      (1.40)   $      (1.38)
                                        ============    ============    ============

Shares used in computing net loss
     per share - basic and diluted         6,249,917       6,052,905       5,630,495
                                        ============    ============    ============

See accompanying notes to the financial statements.

                            CYPRESS BIOSCIENCE, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                                      Preferred Stock                         Common Stock
                                                             ---------------------------------      --------------------------------
                                                                 Shares              Par Value           Shares          Par Value
                                                             -----------------------------------------------------------------------
Balance at December 31, 1998                                   1,156,832          $     23,136          5,175,256     $    103,505
     Stock options and warrants exercised                              -                     -            421,315            8,426
     Deferred compensation related to stock options                    -                     -                  -                -
     Stock issued to match 401(k) contributions                        -                     -             10,898              218
     Sale of common stock to Fresenius                                 -                     -             37,191              744
     Sale of warrants to Fresenius                                     -                     -                  -                -
     Preferred stock conversions                              (1,156,832)              (23,136)           144,604            2,892
     Stock issued for services                                         -                     -                  -                -
     Warrants issued to lender                                         -                     -                  -                -
     Net loss                                                          -                     -                  -                -
                                                             -----------------------------------------------------------------------
Balance at December 31, 1999                                           -                     -          5,789,264          115,785
     Issuance of Stock upon options exercised                          -                     -            285,681            5,714
     Compensation related to stock options                             -                     -                  -                -
     Stock issued to match 401(k) contributions                        -                     -             22,199              444
     Conversion of 7% debentures plus interest                         -                     -              6,948              139
     Issuance of common stock for services                             -                     -              1,533               31
     Retirement of fractional shares for reverse split                 -                     -               (275)              (6)
     Net loss and comprehensive net loss                               -                     -                  -                -
                                                             -----------------------------------------------------------------------
Balance at December 31, 2000                                           -                     -          6,105,350          122,107
     Issuance of Stock upon options exercised                          -                     -            134,248            2,685
     Compensation related to stock options issued to
        consultants for services                                       -                     -                  -                -
     Stock issued to match 401(k) contributions                        -                     -             15,873              317
     Stock compensation on variable employee stock options             -                     -                  -                -
     Issuance of common stock for services                             -                     -             93,750            1,875
     Net loss and comprehensive net loss                               -                     -                  -                -
                                                             -----------------------------------------------------------------------
Balance at December 31, 2001                                           -          $          -          6,349,221     $    126,984
                                                             =======================================================================


                                                            Additional           Shareholder         Deferred
                                                          Paid-in Capital        Receivable        Compensation
                                                          -------------------------------------------------------
Balance at December 31, 1998                               $     86,963,002      $           -    $     (239,446)
     Stock options and warrants exercised                         6,491,853                  -                 -
     Deferred compensation related to stock options                       -                  -           239,446
     Stock issued to match 401(k) contributions                     205,926                  -                 -
     Sale of common stock to Fresenius                              999,256                  -                 -
     Sale of warrants to Fresenius                                  500,000                  -                 -
     Preferred stock conversions                                     20,244                  -                 -
     Stock issued for services                                       13,750                  -                 -
     Warrants issued to lender                                      225,604                  -                 -
     Net loss                                                             -                  -                 -
                                                          -------------------------------------------------------
Balance at December 31, 1999                                     95,419,635                  -                 -
     Issuance of Stock upon options exercised                     4,449,580                  -                 -
     Compensation related to stock options                           26,000                  -                 -
     Stock issued to match 401(k) contributions                     172,548                  -                 -
     Conversion of 7% debentures plus interest                      151,976                  -                 -
     Issuance of common stock for services                           49,969                  -                 -
     Retirement of fractional shares for reverse split                    6                  -                 -
     Net loss and comprehensive net loss                                  -                  -                 -
                                                          -------------------------------------------------------
Balance at December 31, 2000                                    100,269,714                  -                 -
     Issuance of Stock upon options exercised                       333,378           (189,973)                -
     Compensation related to stock options issued to
        consultants for services                                     34,531                  -                 -
     Stock issued to match 401(k) contributions                      51,270                  -                 -
     Stock compensation on variable employee stock options          784,874                  -                 -
     Issuance of common stock for services                          106,500                  -                 -
     Net loss and comprehensive net loss                                  -                  -                 -
                                                          -------------------------------------------------------
Balance at December 31, 2001                               $    101,580,267      $    (189,973)   $            -
                                                          =======================================================


                                                                Accumulated
                                                                  Deficit              Total
                                                              --------------------------------
Balance at December 31, 1998                                  $ (80,005,626)       $ 6,844,571
     Stock options and warrants exercised                                 -          6,500,279
     Deferred compensation related to stock options                       -            239,446
     Stock issued to match 401(k) contributions                           -            206,144
     Sale of common stock to Fresenius                                    -          1,000,000
     Sale of warrants to Fresenius                                        -            500,000
     Preferred stock conversions                                          -                  -
     Stock issued for services                                            -             13,750
     Warrants issued to lender                                            -            225,604
      Net loss                                                   (7,784,941)        (7,784,941)
                                                              --------------------------------
Balance at December 31, 1999                                    (87,790,567)         7,744,853
     Issuance of Stock upon options exercised                             -          4,455,294
     Compensation related to stock options                                -             26,000
     Stock issued to match 401(k) contributions                           -            172,992
     Conversion of 7% debentures plus interest                            -            152,115
     Issuance of common stock for services                                -             50,000
     Retirement of fractional shares for reverse split                    -                  -
     Net loss and comprehensive net loss                         (8,502,026)        (8,502,026)
                                                              --------------------------------
Balance at December 31, 2000                                    (96,292,593)         4,099,228
     Issuance of Stock upon options exercised                             -            146,090
     Compensation related to stock options issued to
        consultants for services                                          -             34,531
     Stock issued to match 401(k) contributions                           -             51,587
     Stock compensation on variable employee stock options                -            784,874
     Issuance of common stock for services                                -            108,375
     Net loss and comprehensive net loss                         (7,193,628)        (7,193,628)
                                                              --------------------------------
Balance at December 31, 2001                                  $(103,486,221)       $(1,968,943)
                                                              ================================

See accompanying notes to the financial statements.


                            CYPRESS BIOSCIENCE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended December 31,
                                                                                  2001             2000            1999
                                                                              ------------    ------------    ------------
Operating Activities
Net loss                                                                      $ (7,193,628)   $ (8,502,026)   $ (7,784,941)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 141,641         262,721         253,627
     Amortization of deferred compensation                                               -               -         239,446
     Amortization of deferred revenue agreement                                 (1,600,000)              -               -
     Stock compensation on variable employee options                               784,874               -               -
     Stock and options issued for services and interest payments                   194,493          76,000         239,354
     Common stock issued for employee services                                           -         172,992         206,144
     Gain on sale of facility and inventory to Fresenius                                 -               -      (2,497,127)
     Loss on disposal of property and equipment                                     16,714               -          85,595
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                          -               -         584,200
       Receivable from agreement with Fresenius                                    439,315         (51,841)       (387,474)
       Inventories                                                                       -               -        (235,437)
       Prepaid expenses                                                             42,934         285,003        (134,289)
       Other assets                                                                 20,518         (11,292)        (20,360)
       Accounts payable and other accrued liabilities                              323,628        (164,712)       (468,211)
                                                                              ------------    ------------    ------------
Net cash used in operating activities                                           (6,829,511)     (7,933,155)     (9,919,473)

Investing Activities
    Proceeds from restructured Fresenius agreement                               8,000,000               -               -
    Proceeds from sale of assets and inventory to Fresenius                         12,000               -       5,245,517
    Purchase of property and equipment                                             (96,953)        (21,359)       (149,358)
    Proceeds from sale of property and equipment                                         -               -          15,050
    Release (deposit) of restricted cash                                          (605,240)              -          35,000
                                                                              ------------    ------------    ------------
Net cash (used in) provided by investing activities                              7,309,807         (21,359)      5,146,209

Financing Activities
    Net proceeds from exercise of stock options and warrants                       146,090       4,455,293       6,500,279
    Net proceeds from issuance of common stock and warrants                              -               -       1,500,000
    Proceeds from term loan                                                              -               -       3,000,000
    Payments on capital lease obligation                                                 -          (6,167)        (15,831)
    Payments on convertible debentures                                            (275,000)              -               -
    Payments on notes payable                                                   (1,586,620)       (962,261)        (40,293)
    Deferred financing costs                                                             -               -        (220,493)
                                                                              ------------    ------------    ------------
Net cash provided by (used in) financing activities                             (1,715,530)      3,486,865      10,723,662

Increase (decrease) in cash and cash equivalents                                (1,235,234)     (4,467,649)      5,950,398
    Cash and cash equivalents at beginning of the year                           7,102,317      11,569,966       5,619,568
                                                                              ------------    ------------    ------------
    Cash and cash equivalents at end of the year                              $  5,867,083    $  7,102,317    $ 11,569,966
                                                                              ============    ============    ============
Supplemental disclosure of cash flow information
    Interest paid                                                             $    209,860    $    410,725    $    131,116
                                                                              ============    ============    ============

Non cash disclosure

  During 2000, the Company paid off convertible debentures of $125,000 and accrued interest of approximately $27,115 through the issuance of approximately 6,948 shares of common stock.

See accompanying notes to the financial statements.

                            CYPRESS BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

            The goal of Cypress Bioscience, Inc. (the "Company") is to be the first to market with a product approved for the treatment of FMS, the first in a pipeline of proposed future products. The business strategy combines cutting edge science with clinical development of well-characterized drugs that offer strong potential to help FMS patients. In pursuit of this goal, the Company licensed the first clinical candidate for the treatment of FMS, milnacipran, in August of this year from Pierre Fabre. The Company filed an IND application in December of 2001 and received regulatory clearance in January 2002, and intends to commence a Phase II clinical trial in the second quarter of 2002 to evaluate milnacipran in the treatment of FMS.

            Prior to December 31, 2000, the Company was engaged in the product development and marketing of the PROSORBA(R) column for the treatment of rheumatoid arthritis ("RA") and idiopathic thrombocytopenia purpura ("ITP"), which are types of immune disorders, and was engaged in the development of novel therapeutic agents for the treatment of blood platelet disorders. The PROSORBA column absorbs antibodies and circulating immune complexes and modulates the patient's inappropriate immune response to certain diseases.

         The Company owns the rights to Cyplex, a platelet alternative, as an alternative to traditional platelet transfusions. Cyplex is not being actively developed at this point in time. The Company may resume development in the future as finances permit.

Basis of Presentation

            On March 28, 2002, the Company sold 6,871,467 shares of Company common stock, and warrants to purchase up to 3,435,726 shares of the Company's common stock for net proceeds of $15.5 million to a group of institutional and other accredited investors. The estimated proceeds of the proposed private placement are expected to satisfy the Company's working capital requirements through at least December 31, 2002.

            The Company is in the early stages of obtaining FDA approval of milnacipran for the treatment of FMS. The Company anticipates that it will take several years to receive approval for milnacipran and will incur significant future costs relating to research, development, regulatory approval and commercialization. Additional financing may be unavailable or may not be available on acceptable terms. The Company's ability to meet its business plan objectives is dependent on its ability to raise additional financings or enter into strategic collaborations to fund the approval process.

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

Cash, Cash Equivalents and Short-term Investments

         Cash and cash equivalents consist of cash, money market funds and other highly liquid investments with a maturity of three months or less from the date of purchase. The Company applies Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
115), to short-term investments. Under SFAS No. 115, short-term investments are classified as "available-for-sale" and assets are recorded at estimated fair value in the balance sheets with unrealized gains and losses, if any, reported in stockholders' equity. As of December 31, 2001, the cost of short-term investments approximated fair value and all of our short-term investments were in money market accounts. The Company has not experienced any losses on our cash, cash equivalents, or short-term investments.

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

Revenue Recognition

         Revenue from the restructured Fresenius agreement (Note 2) consisted of the amortization of the upfront payment from the restructured Fresenius agreement on a straight-line basis over a five-year term beginning in January 2001. The Company received $8 million in January 2001 and granted Fresenius a license, which was royalty-free for the first 10,000 unit sales for each of the first five years, with a royalty of $200 per unit on sales exceeding 10,000 units in any year. The Company was to receive royalties on all unit sales after the fifth year. As the up-front payment was a prepayment on the first five years of sales and the terms of the agreement did not state that the payment was non-refundable, the Company deferred the recognition of this payment over the initial prepaid period of five years.

         Revenue from the Fresenius agreement, for the year ended December 31, 2000, consisted of the Company's pro rata share of PROSORBA column sales by Fresenius as determined under the agreement entered into in March 1999. The Company's pro rata share of PROSORBA column sales was determined as a total of allowable reimbursable expenses incurred by the Company for royalty, research and development and sales and marketing expenses plus the Company share of any remaining net profit generated under the agreement. The Company's share of remaining net profit was calculated as the gross profit from PROSORBA column sales less reimbursed expenses incurred by the Company and Fresenius HemoCare.

         In accordance with Staff Accounting Bulleting ("SAB") No. 101, Revenue Recognition in financial Statements, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenue from product sales, which ended in 1999, was recognized when products were shipped.

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

Comprehensive Loss

         Effective January 1, 1998, the Company adopted "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components. Comprehensive loss is the same as net loss for all periods presented.

Recent Accounting Pronouncements

         In June 2001, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respects to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. The Company does not expect the adoption of the new standards to have a material effect on the financial statements.

In August 2001, the SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and portions of APB Opinion No. 30. Although SFAS No. 144 retains many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also will supersede the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company will apply the new rules on accounting for such assets beginning in the first quarter of fiscal year 2002, and does not believe that the application will have a material effect on the earnings and financial position of the Company.

2.          FRESENIUS AGREEMENT

         On January 19, 2001, Fresenius HemoCare purchased the United States Food and Drug Administration pre-market approvals and applications for the PROSORBA column as well as furniture and equipment used in connection with research and development, clinical trials, quality control, and sales and marketing efforts associated with the PROSORBA column. In addition, Fresenius HemoCare assumed the liability under a lease for a facility in Redmond, Washington and obligations under contracts relating to the PROSORBA column, including royalty obligations under assigned patent licenses. The Company also assigned a distribution agreement for the territory of Canada to Fresenius HemoCare, but retained ownership of the patents and trademarks for the PROSORBA column.

         In connection with the sale of assets, the existing license agreement with Fresenius HemoCare was restructured so that Fresenius HemoCare assumed responsibility for the research and development, clinical trials and sales and marketing of the PROSORBA column in addition to the manufacturing responsibility that Fresenius HemoCare has had since April 1999. The restructured agreement eliminates the profit sharing and expense sharing provisions and substitutes royalty provisions. At the closing, Fresenius HemoCare paid a license fee, which represents a prepayment of royalties for sales up to 10,000 columns in each of next five years beginning with 2001. In addition, the Company is entitled to receive royalties on any sales of columns in excess of the 10,000 columns within any of the first five years and for all column sales beyond the five-year period. Fresenius HemoCare paid approximately $8 million in cash upon consummation of the transaction.

         Finally, the Company transferred to Fresenius HemoCare approximately 31 employees who worked on the PROSORBA related activities that will no longer be handled by us.

         Prior to the January 2001 amendment of the license and distribution agreement, the agreement entered into in March 1999 governed the relationship with Fresenius HemoCare. The original agreement provided for the co-marketing and distribution of the PROSORBA column in the United States and for the registration and distribution of the PROSORBA column in Europe, Latin America and subject to certain conditions, Japan and select Asian countries. The terms of the agreement with Fresenius HemoCare specified joint efforts to introduce and market the PROSORBA column in the United States, with Fresenius HemoCare having exclusive distribution rights and responsibility for clinical trials and registration overseas. The agreement included a 50/50 profit split in the territories other than the United States. The profit sharing was 50/50 in the United States for both the PROSORBA column and disposables sold by Fresenius HemoCare for use with the PROSORBA column.

         Revenue since the March 1999 Fresenius agreement and prior to the January 2001 revised agreement consisted of our pro rata share of PROSORBA column sales by Fresenius. Our pro rata share of PROSORBA column sales was determined as the total of allowable expenses incurred by us for royalty, research and development and sales and marketing expenses plus our share of any remaining net profit generated under the agreement. Our share of remaining net profit was calculated as the gross profit from PROSORBA column sales less reimbursed expenses incurred by us and Fresenius HemoCare. Prior to the March 1999 Fresenius agreement, we recorded PROSORBA column sales as product sales in the statement of operations. As such, current year revenues are not directly comparable to revenues recorded in the prior periods.

         The original agreement also included an option for Fresenius HemoCare to purchase assets used in the manufacturing facilities in Redmond, Washington. In April 1999, Fresenius exercised its option to acquire the PROSORBA column manufacturing facility and related assets, located in Redmond, Washington, for $5.2 million. The purchase price paid to us consisted of cash of $1.2 million and an offset of $4.0 million from the previous draw down of an interest-free line of credit provided by Fresenius in March 1999. In connection with this transaction, Fresenius purchased from our inventory for approximately $2.0 million that resulted in a gain to us of $779,000. After final adjustments related to the sales price of the facility were determined in the fourth quarter of 1999, an additional gain of approximately $1.7 million was recognized.

3.    LICENSING AGREEMENT

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

         In connection with the license, Cypress paid Pierre Fabre an upfront fee and is obligated to make additional payments based on meeting certain clinical and regulatory milestones. The payments which have been accrued or paid to date, which total $1.5 million through December 31, 2001, have been expensed pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses. If the drug is commercialized, Cypress will pay Pierre Fabre a transfer price and royalties based on net sales. Pierre Fabre retains the right to sell products developed by Cypress for the FMS indication outside of North America and will pay Cypress a royalty based on net sales for such marketing rights.

4.    FINANCIAL STATEMENT DETAILS

Property and Equipment

         Property and equipment are comprised of the following as of December
31:

                                                         2001           2000
                                                      ---------      ---------
         Laboratory and production equipment          $ 121,321      $  98,572
         Office equipment                               407,028        363,273
         Leasehold improvements                          20,261         20,261
                                                      ---------      ---------
                                                        548,610        482,106
         Accumulated depreciation and amortization     (421,630)      (380,058)
                                                      ---------      ---------
                                                      $ 126,980      $ 102,048
                                                      =========      =========

         Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $72,021, $109,000 and $245,000, respectively, including assets under capital leases. The cost and accumulated depreciation for assets acquired under capital leases totaled approximately $25,000 and $16,000, respectively, at December 31, 2000. There were no capital leases as of December 31, 2001.

Accrued Liabilities

         Accrued liabilities are comprised of the following as of December 31:

                                                        2001            2000
                                                      ---------      ---------
         Accrued clinical trial costs                 $ 206,284      $ 183,815
         Accrued licensing fees to Pierre Fabre
         for milnacipran                                750,000              -
         Other                                            9,246         83,367
                                                      ---------      ---------
                                                      $ 965,530      $ 267,182
                                                      =========      =========

5.    COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company currently occupies approximately 5,200 square feet of leased office space in San Diego, California. The San Diego facility houses our executive and administrative offices. The lease for this facility expires in July 2002.

         Total rent expense was approximately $175,000, $183,000 and $305,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Capital Leases

         The capital lease obligations for December 31, 2000 are applicable to assets held for sale and were assumed by Fresenius in January 2001. As of December 31, 2001 we have no capital lease obligations.

6.    LONG-TERM OBLIGATIONS

Term Loan

         In September 1999, the Company signed a $5.0 million term loan agreement with a financing company of which $2.0 million was drawn down immediately. An additional $1.0 million was drawn in December 1999.

         As of December 31, 2001, the current portion of long-term obligation represents the remainder of the fully amortizing term loan that will be repaid in full by July 2002 from the funds currently held as restricted cash. Prior to the sale of PROSORBA related assets to Fresenius the loan was secured by certain of our assets. In January 2001, the debt covenants related to this loan were restructured and the loan was secured with a $2.1 million interest bearing restricted cash account held as collateral by the lender. This interest bearing restricted cash has been and will continue to be used to retire the loan over its term. The remaining balance of the restricted cash account at December 31, 2001 was $605,240. In connection with this agreement, we granted the lender a five-year warrant to purchase 21,106 shares of our common stock at an exercise price of $23.68 per share. The warrant was valued in accordance with EITF 96-18 and is being amortized as additional interest expense over the term of the loan. The warrants expire in September and December 2004.

7% Convertible Debentures

         The 7% Convertible Debentures were originally issued in April 1994. Interest was payable in cash or shares of common stock at our option. During the years ended December 31, 2001 and 2000, we recorded related interest expense of approximately $5,000 and $19,000 respectively, which has been paid in cash and common stock. The conversion price for the principal amount was $23.04 per share of registered common stock, the fair market value on the date of closing. The conversion price for the interest is the lower of $32.00 per share of common stock or the average closing price for the 10 days prior to the annual April 30th interest payment date. During 2000, $125,000 of convertible debentures along with accrued interest of $27,115 were converted to 6,948 shares of common stock. The remaining 7% Convertible Debentures were due and repaid in full in March 2001 in accordance with the terms of the debenture agreement, in the amount of $275,000.

Note Payable

         In March 1998, the Company received a loan totaling $440,000 to finance the purchase of fixed assets of which approximately $56,400 was outstanding at December 31, 2000. In accordance with the terms, the line was to mature in March 2002 and interest accrued at the bank's prime rate plus 0.5% (9.5% at December 31, 2000). The loan was fully collateralized by the fixed assets financed from the proceeds of the loan which had a net book value of approximately $40,400 at December 31, 2000. The monthly principal installments on the note was $4,029 per month plus interest. The note was repaid in full in January 2001.

         The table below indicates the amounts of our obligations under long term notes:

                                                            December 31,
                                                        2001            2000
                                                     -----------    -----------
         Term loan, payable through July 2002        $   555,630    $ 2,085,840
         7% Convertible Debentures due March 2001              -        275,000
         Note payable, payable through March 2002              -         56,410
                                                     -----------    -----------
                                                         555,630      2,417,250
         Less current portion                           (555,630)    (1,853,562)
                                                     -----------    -----------
                                                     $         -    $   563,688
                                                     ===========    ===========

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

Warrants

         In 1991, the Company granted warrants to purchase 93,737 shares of common stock to certain officers, directors and employees, which were exercisable through June 2001 at $15.00 per share. Such warrants expired unexercised during 2001. In April 1994, the Company issued Allen & Company a five-year warrant to purchase 37,500 shares of common stock at $23.00 for its services as a placement agent for the 7% Convertible Debentures.

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

         In 1998, the Company granted warrants to purchase 31,350 shares of common stock to consultants, which were exercisable through November 2001, at prices ranging from $15.04 to $19.20. Such warrants expired unexercised during 2001.

         In 1999, the Company issued warrants to purchase 21,081 shares of common stock at $23.60 per share to a lender. The warrants are exercisable through September 2004. The warrants were valued at $225,604 and are being amortized as additional interest expense over the life of the loan.

Stock Options

         2000 EQUITY INCENTIVE PLAN. In May 2000, the Company adopted the 2000 Equity Incentive Plan authorizing the issuance of both incentive and non-qualified options to purchase our common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. Under the plan, 375,000 shares of common stock are reserved for issuance to directors, officers, key employees, consultants and certain advisors. In February 2001, the shareholders of the Company approved a provision to amend the 2000 Equity Incentive Plan, whereby the total number of shares reserved for issuance under the Plan and the 1996 Equity Incentive Plan, in the aggregate, may be increased quarterly such that the number equals 21.1% of the number of shares of the Company's common stock issued and outstanding and to increase the number of shares that may be issued to any employee in a calendar year to 2,500,000 shares. Pursuant to the amendment, the number of shares reserved for issuance under the plan increased by 51,455 in 2001.

         1996 EQUITY INCENTIVE PLAN. In April 1996, the Company adopted the 1996 Equity Incentive Plan authorizing the issuance of both incentive and non-qualified options to purchase our common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. Under the plan, 1,250,000 shares of common stock are reserved for issuance to directors, officers, key employees, consultants and certain advisors.

         INCENTIVE STOCK OPTIONS. In June 1985, the Company adopted an Incentive Stock Option and Appreciation Plan. The plan authorizes options to purchase, and appreciation rights with respect to, our common stock, which may be granted to such officers and key employees as may be selected by the Board of Directors or a committee appointed by the Board to administer the plan. The plan was amended in June 1992 to increase the number of shares reserved for issuance to 93,750. The plan expired in 1995; however, options previously granted under the plan remain outstanding according to their respective terms and conditions.

         NON-QUALIFIED STOCK OPTIONS. The Company has reserved 71,500 shares of common stock for issuance under our 1988 Non-qualified Stock Option Plan, as amended in 1992 and 1995. The plan expired February 1998; however, options previously granted under the plan remain outstanding according to their respective terms and conditions.

         STOCK OPTIONS-OTHER. Prior to 1997 the Company granted to employees, and others, options to purchase common stock, other than pursuant to a formal option plan.

         Options granted pursuant to each of the plans above have a term of up to ten years and generally vest over four years.

         OPTION EXCHANGE PROGRAM. On June 27, 2001, the Company implemented an option exchange program. Pursuant to the program, the exercise price of certain options held by certain of our executive officers and directors which were exchanged for options with an exercise price of $2.50, the fair market value of our Common Stock on June 27, 2001, the date the option cancel and regrant program was effected. As a condition to participating in the option cancel and regrant program, optionees who elected to surrender their old options for the replacement options had to exercise at least twenty percent of the replacement options on June 27, 2001. In addition, the replacement options expire no later than the earlier of the expiration date of the original option grant, or June 27, 2006. An executive officer exercised his option to purchase 101,319 shares pursuant to a promissory note that was issued by the Company and is secured by his stock. The outstanding principal amount of the promissory note is due on June 27, 2006, and the interest is payable annually. The principal amount of the loan is $189,973 and the interest rate is variable, adjusted monthly and is two points above the federal funds rate. As a result of the program, the Company granted options to purchase 618,738 shares. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25, the shares under options, as well as the shares underlying those purchased by Jay Kransler under the promissory note, are accounted for as variable, and the Company has recorded stock compensation totaling $784,874 for the year ended December 31, 2001. The intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the life of the option and amortized over the vesting period.


         The following table summarizes the activity of our stock options and warrants:

                                                          Number of Warrants/Options
                                           ---------------------------------------------------------

                                              2000           1996
                                             Equity         Equity         Incentive
                                            Incentive      Incentive         Stock     Non-Qualified       Other
                               Warrants    Plan Options   Plan Options      Options    Stock Options      Options
                             -----------   ------------   ------------    -----------  -------------     -----------
Balance December 31, 1998        431,643              -        800,360          3,281         57,500        100,125
        Granted                   63,889              -        171,625              -              -              -
        Exercised               (335,177)             -        (67,856)          (781)        (7,500)       (10,000)
        Canceled                 (59,965)             -        (59,178)             -              -              -
        Expired                  (17,750)             -         (4,185)        (1,625)             -         (4,750)
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1999         82,640              -        840,766            875         50,000         85,375
        Granted                        -              -        203,755              -              -              -
        Exercised                      -              -       (187,425)             -        (16,000)       (82,250)
        Canceled                       -              -        (95,320)          (625)             -              -
         Expired                       -              -        (21,987)             -              -              -
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 2000         82,640              -        739,789            250         34,000          3,125
        Granted                        -        328,300        856,839              -              -              -
        Exercised                      -              -       (134,248)             -              -              -
        Canceled                       -              -       (662,483)             -        (22,000)             -
        Expired                        -              -        (66,057)          (250)        (2,000)             -
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 2001         82,640        328,300        733,840              -         10,000          3,125
                             ===========    ===========    ===========    ===========    ===========    ===========

         All warrants are exercisable at December 31, 2001 at exercise prices ranging from $16.00 to $60.00, and 82,639 shares of common stock were reserved for future issuance upon exercise of the warrants.

         With respect to stock options, at December 31, 2001, 139,222 options were available for future grant and 1,297,100 shares of common stock were reserved for future issuance.

         Following is a further breakdown of the options outstanding as of December 31, 2001:

                                          Weighted
                                          Average                                     Weighted Average
                                         Remaining        Weighted                     Exercise Price
   Range of                  Options    Contractual        Average        Options        of Options
Exercise Prices            Outstanding  Life in Years  Exercise Price   Exercisable     Exercisable
-------------------        -----------  -------------  --------------   -----------   ---------------
$ 0.00 - $ 1.50                206,876      9.2               $  1.37        79,217           $  1.36
$ 1.50 - $ 2.00                154,800      9.5               $  1.71        78,183           $  1.71
$ 2.00 - $ 2.50                484,490      4.2               $  2.50       408,518           $  2.50
$ 2.50 - $ 3.00                 50,000      9.6               $  2.52         5,201           $  2.52
$ 3.00 - $ 3.50                120,000      0.3               $  3.40        35,051           $  3.40
$ 3.50 - $ 5.00                 14,000      9.3               $  4.51             -           $     -
$ 5.00 - $11.50                  3,330      1.0               $ 11.50         3,330           $ 11.50
$11.50 - $15.00                 10,208      4.2               $ 12.67        10,208           $ 12.67
$17.00 - $18.00                 30,624      2.3               $ 17.27        30,624           $ 17.27
$22.50 - $26.00                    937      2.8               $ 24.75           937           $ 24.75
                           -----------                        -------   -----------           -------
                             1,075,265                        $  2.86       651,269           $  3.25
                           ===========                        =======   ===========           =======


The weighted average exercise prices and fair values for options granted in 2001 are as follows:

                                                         Weighted Average
                                                --------------------------------
                    Exercise Price on               Fair            Exercise
                      Date of Grant                 Value             Price
         -----------------------------------    --------------    --------------

         Equal to market price of stock             $1.30             $2.31

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information follows:

                                                        2001             2000            1999
                                                    ----------       ----------       ----------
Pro forma net loss (in thousands)                   $   (9,095)      $  (10,672)      $   (9,348)
Pro forma net loss per share - basic and diluted    $    (1.46)      $    (1.76)      $    (1.66)


         The pro forma results above for 2001, 2000 and 1999 are not likely to be representative of the effects of applying FAS 123 on reported net income or loss for future years as these amounts reflect the expense for less than four years of vesting.

             Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for our employee stock options under the fair-value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001: a risk-free interest rate of 6%; a dividend yield of 0%; a volatility factor of 100.7%; and an option life of 2.8 years; for 2000: a risk-free interest rate of 6%; a dividend yield of 0%; a volatility factor of 95.1%; and an option life of 2.6 years; for 1999: a risk-free interest rate of 6%; a dividend yield of 0%; a volatility factor of 86.9% and an option life of
4.6 years.

         The weighted average exercise prices for stock option activity are as follows:
                                             Number of           Weighted
                                            Stock Options     Average Exercise
                                           Under All Plans         Prices
                                           ---------------    ------------------

Balance December 31, 1998                      961,266             $ 14.40
        Granted                                171,625             $ 22.48
        Exercised                              (86,137)            $ 14.88
        Canceled                               (59,178)            $ 22.72
        Expired                                (10,560)            $ 26.00
                                           --------------

Balance December 31, 1999                      977,016             $ 15.16
        Granted                                203,755             $ 20.11
        Exercised                             (285,675)            $ 15.59
        Canceled                               (95,945)            $ 20.53
        Expired                                (21,987)            $ 20.32
                                           --------------
Balance December 31, 2000                      777,164             $ 15.52
        Granted                              1,185,139             $  2.31
        Exercised                             (134,248)            $  2.50
        Canceled                              (684,483)            $ 14.91
        Expired                                (68,307)            $ 17.33
                                           --------------
Balance December 31, 2001                    1,075,265             $  2.86
                                           ==============

8.    INCOME TAXES

         Significant components of our net deferred income tax assets as of December 31, 2001 and 2000 are shown below. A valuation allowance has been established to offset the net deferred tax asset as of December 31, 2001 and 2000 respectively, as realization of such assets is uncertain.

                                                     2001           2000
                                                 ------------   ------------

         Net operating loss carryforwards        $ 27,951,000   $ 27,206,000
         Capitalized research & development         1,933,000      2,058,000
         Research & development credits             1,350,000      1,286,000
         Deferred revenue                           2,608,000              -
         Other                                        230,000         91,000
                                                 ------------   ------------
                                                   34,072,000     30,641,000
         Valuation allowance                      (34,072,000)   (30,641,000)
                                                 ------------   ------------
                                                 $          -   $          -
                                                 ============   ============

         As of December 31, 2001, the Company has accumulated federal and California net operating loss carryforwards of approximately $78,294,000 and $9,523,000, respectively. Approximately $4,700,000 of the federal net operating loss expired in 2001. The federal tax loss carryforwards will continue to expire in 2002. The California tax loss carryforward will begin to expire in 2002 unless previously utilized. Additionally, the Company has federal and California research and development tax credit carryforwards of approximately $1,299,000 and $78,000, respectively, which will begin expiring in 2005 unless previously utilized.

         In accordance with certain provision of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period will place an annual limitation on the ability to utilize its existing net operating loss and tax credit carryforwards. As a result of sales of common stock, ownership changes occurred in September 1991 and October 1997. Accordingly, the utilization of net operating loss carryforwards, which had accumulated as of September 1991 and October 1997, will be limited to a prescribed amount in each successive year. However, the Company believes that this limitation will not have a material effect on the financial statements.

9.    ASSETS HELD FOR SALE

            As part of the December 2000 negotiations for the restructuring of the PROSORBA column partnership agreement and sale of assets to Fresenius, the assets and liabilities related to the PROSORBA column activities were being held for sale.

         The amounts included in assets held for sale include the net book value of the assets and liabilities related to the PROSORBA sales and research and development operations which were sold to Fresenius HemoCare in January 2001.

         The net book values of the assets, which consists primarily of fixed assets, and liabilities related to the PROSORBA sales and marketing and our research and development operations as of December 31, 2000 are as follows:

                                                                   2000
                                                                ----------
          Assets to be sold net of accumulated depreciation:
          Sales and marketing assets                            $   15,452
          Research and development assets                           10,494
          Other assets                                                 694
          Capital lease asset                                        9,420
                                                                ----------
                                                                    36,060
         Capitalized lease obligations                              (9,321)
                                                                ----------
         Net assets to be sold                                  $   26,739
                                                                ==========

         The restructured agreement transferred several operating lease obligations to Fresenius and transferred all of the future capital lease obligation to Fresenius referred to in note 5.

10.   SUBSEQUENT EVENT

In February 2002, the Company and Fresenius amended certain provisions of the Amended and Restated License Agreement. Under the terms of the amendment, the initial $8 million payment received in January 2001 was made non-refundable under any circumstances. The amendment also eliminated the payment of royalties on column sales in excess of 10,000 in any of the first five years of the Agreement and eliminated all royalties on Column sales beyond five years. A contingent payment is due to the Company in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less that 35,000 units. Such payment, if any, will be due on June 30, 2008 and is non-refundable. Prior to these modifications, the Company had accounted for the initial $8 million payment as deferred revenue, and had amortized this amount on a straight-line basis over five years, at the rate of $400,000 per quarter. As a result of these modifications, the Company will recognize the remaining deferred revenue, which amounted to $6.4 million as of December 31, 2001, as revenue in the quarter ended March 31, 2002.


11.   QUARTERLY INFORMATION (UNAUDITED)

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

                                                                           2001
                                                 ---------------------------------------------------------
                                                     First        Second          Third         Fourth
                                                    Quarter       Quarter        Quarter        Quarter
                                                 ------------   ------------   ------------   ------------
Revenue from Fresenius Agreement                 $    400,000   $    400,000   $    400,000   $    400,000

Total costs and expenses                         $  1,613,507   $  1,395,044   $  3,125,902   $  2,803,741

Other income                                     $     33,529   $     64,569   $     33,786   $     12,682

Net loss                                         $ (1,179,978)  $   (930,475)  $ (2,692,116)  $ (2,391,059)

Loss per share (Basic and Diluted)               $       (.19)  $       (.15)  $       (.42)  $       (.38)

Shares used in calculating per share amounts        6,107,433      6,203,526      6,342,553      6,342,553

                                                                           2000
                                                 ---------------------------------------------------------
                                                     First        Second          Third         Fourth
                                                    Quarter       Quarter        Quarter        Quarter
                                                 ------------   ------------   ------------   ------------
Revenue from Fresenius Agreement                 $    566,867   $    847,878   $    889,382   $    671,081

Loss on sale of assets                           $          -   $          -   $          -   $          -

Total costs and expenses                         $  3,565,253   $  2,936,985   $  2,769,905   $  2,289,490

Net loss                                         $ (2,981,409)  $ (2,048,694)  $ (1,858,762)  $ (1,613,161)

Loss per share (Basic and Diluted)               $       (.50)  $       (.34)  $       (.31)  $       (.26)

Shares used in calculating per share amounts        5,949,782      6,080,990      6,089,770      6,090,265
