Form 10-Q
period 2002-03-31
CYPRESS BIOSCIENCE INC
filed 2002-05-15
CIK 716054

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002, or
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
      _________________

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

Yes  X     No_____
   ----

         At May 10, 2002, 13,158,186 shares of Common Stock of the Registrant were outstanding.

                This filing, without exhibits, contains 22 pages.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                          Page
                                                                                                        ----

    Item 1 - Consolidated Balance Sheets as of
                   March 31, 2002 (unaudited) and December 31, 2001 ...............................      3

              Consolidated Statements of Operations for the three months ended
                   March 31, 2002 and 2001 (unaudited) ............................................      4

              Consolidated Statements of Cash Flows for the
                   three months ended March 31, 2002 and 2001 (unaudited) .........................      5

              Notes to Consolidated Financial Statements (unaudited) ..............................      6

    Item 2 -  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ............................................      9

    Item 2 -  Quantitative and Qualitative Disclosures About Market Risk ..........................     12

              Risk Factors ........................................................................     14

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings ....................................................................     21

    Item 2 - Changes in Securities and Use of Proceeds ............................................     21

    Item 3 - Defaults Upon Senior Securities ......................................................     21

    Item 4 - Submission of Matters to a Vote of Security Holders ..................................     21

    Item 5 - Other Information ....................................................................     21

    Item 6 - Exhibits and Reports on Form 8-K .....................................................     21

   Signatures .....................................................................................     22

                            CYPRESS BIOSCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,               December 31,
                                                                                       2002                     2001
                                                                               ---------------------    -----------------
                                                                                   (Unaudited)                 (Note)
ASSETS
Current assets:
    Cash and cash equivalents                                                     $  19,731,316             $   5,867,083
    Restricted cash                                                                     175,784                   605,240
    Prepaid expenses                                                                     74,795                    61,244
    Debt acquisition costs                                                                1,280                     6,992
                                                                                  -------------             -------------
      Total current assets                                                           19,983,175                 6,540,559

Property and equipment, net                                                             185,792                   126,980
Other assets                                                                             24,391                    17,569
                                                                                  -------------             -------------
      Total assets                                                                $  20,193,358             $   6,685,108
                                                                                  =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $   2,382,556             $     646,745
    Accrued compensation                                                                 82,310                    86,146
    Accrued liabilities                                                                 112,388                   965,530
    Deferred revenue                                                                          -                 6,400,000
    Current portion of long-term obligations                                            152,355                   555,630
                                                                                  -------------             -------------
      Total current liabilities                                                       2,729,609                 8,654,051

Long-term obligation, net of current portion                                             61,272                         -

Stockholders' equity:
    Common stock, $.02 par value; 60,000,000 shares of common
     Stock authorized, 13,220,688 and 6,349,221 shares issued and
     outstanding at March 31, 2002 and December 31, 2001,                               264,414                   126,984
     respectively; 15,000 shares of preferred stock authorized, 0 shares issued and outstanding at March 31, 2002 and December
     31, 2001
    Additional paid-in capital                                                      116,748,168               101,580,267
    Shareholder receivable                                                             (189,973)                 (189,973)
    Accumulated deficit                                                             (99,420,132)             (103,486,221)
                                                                                  -------------             -------------
          Total stockholders' equity                                                 17,402,477                (1,968,943)
                                                                                  -------------             -------------
          Total liabilities and stockholders' equity                              $  20,193,358             $   6,685,108
                                                                                  =============             =============

See accompanying Notes to Consolidated Financial Statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                            2002                      2001
                                                  ------------------------  -----------------------
Revenue:
   Revenue from restructured Fresenius
    agreement                                         $     6,400,000           $      400,000
                                                   -----------------------  -----------------------
Total revenue                                               6,400,000                  400,000

Costs and expenses:
   Research and development                                 1,458,002                  171,223
   General and administrative                                 880,366                1,442,284
                                                   -----------------------  -----------------------
Total costs and expenses                                    2,338,368                1,613,507

Other income (expense):
   Interest and other income, net                              25,843                  132,290
   Interest expense                                           (21,386)                 (98,761)
                                                   -----------------------  -----------------------
                                                                4,457                   33,529
                                                   -----------------------  -----------------------

Net income (loss)                                     $     4,066,089           $   (1,179,978)
                                                   =======================  =======================

Net income (loss) per share - basic                   $          0.62           $         (.19)
                                                   =======================  =======================

Shares used in computing net income (loss)
   per share - basic                                        6,578,270                6,107,433
                                                   =======================  =======================

Net income (loss) per share - diluted                 $          0.59
                                                   =======================

Shares used in computing net income (loss)
   per share - diluted                                      6,929,605
                                                   =======================

See accompanying Notes to Consolidated Financial Statements.

                            CYPRESS BIOSCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended March 31,
                                                                         2002                     2001

                                                                 ---------------------    --------------------
Operating Activities
Net income (loss)                                                    $  4,066,089             $ (1,179,978)
Adjustments to reconcile net loss to net cash used
  by operating activities:
     Depreciation and amortization                                         21,900                   21,174
     Gain on sale of asset to Fresenius                                         -                   16,714
     Assets held for sale                                                       -                  (26,739)
     Stock and stock options issued for services                           10,984                  115,175
     Stock compensation on variable employment options                     (9,690)                       -
     Amortization of deferred revenue agreement                        (6,400,000)                (400,000)
     Changes in operating assets and liabilities, net                    (730,026)                  95,747
                                                                 ---------------------    --------------------
            Net cash used by operating activities                      (3,040,743)              (1,357,907)

Investing Activities
   Release of restricted cash                                             429,456                        -
   Proceeds from restructure of Fresenius agreement                             -                8,000,000
   Proceeds from sale of assets to Fresenius                                    -                   12,000
   Purchase of equipment                                                  (75,000)                  (3,710)
                                                                 ---------------------    --------------------
         Net cash provided by investing activities                        354,456                8,008,290

Financing Activities
   Payment of notes payable                                              (403,275)                (695,102)
   Cash restricted for debt repayment                                           -               (1,922,900)
   Proceeds from capital lease obligation                                  61,272                        -
   Proceeds from private placement of common stock                     16,892,523                        -
                                                                 ---------------------    --------------------
         Net cash provided (used) by financing activities              16,550,520               (2,618,002)

Increase in cash and cash equivalents                                  13,864,233                4,032,381
   Cash and cash equivalents at beginning of period                     5,867,083                7,102,317
                                                                 ---------------------    --------------------
   Cash and cash equivalents at end of period                        $ 19,731,316             $ 11,134,698
                                                                 =====================    ====================

Supplemental disclosure of cash flow information

   Interest paid                                                     $     15,674             $     83,863
                                                                 =====================    ====================

See accompanying Notes to Consolidated Financial Statements.

                            CYPRESS BIOSCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Formation and Business of the Company

         The accompanying consolidated financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2001 Annual Report on Form 10-K filed with the SEC.

         We are committed to be the innovator and commercial leader in providing products for the diagnosis and treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders. Our goal is to be the first to market a product approved in the United Stated for the treatment of FMS, the focus of our first efforts in the area of Functional Somatic Syndromes. Our business strategy combines novel technology with clinical development of well-characterized drugs that we believe offer strong potential to help patients with Functional Somatic Syndromes. We licensed our first clinical candidate for the treatment of FMS, milnacipran, in August of 2001 from Pierre Fabre Medicament, or Pierre Fabre, the pharmaceutical division of bioMerieux Pierre Fabre of Paris, France. We filed an initial new drug, or IND, application in December of 2001 and the 30 day waiting period required during which the Food and Drug Administration, or the FDA, may review the IND, expired in January 2002. We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS.

         Prior to December 31, 2000, we were engaged in the product development and marketing of the PROSORBA column, a medical device, which was marketed for the treatment of rheumatoid arthritis and idiopathic thrombocytopenia purpura.

2.       Fresenius Agreements

         In March 1999, we entered into an agreement with Fresenius HemoCare, or Fresenius, providing Fresenius with an exclusive license to distribute the PROSORBA column in the United States, Europe and Latin America and, subject to certain conditions, Japan and select Asian countries, referred to as the Original Fresenius Agreement. The Original Fresenius Agreement contemplated joint efforts to introduce and market the PROSORBA column in the

United States, with us bearing the responsibility for sales, marketing and clinical research associated with the product in the United States. The Original Fresenius Agreement included a 50/50 profit split in countries other than the United States, and a 50/50 profit split in the United States until the revenue from sales of the PROSORBA column reached a pre-determined sales threshold, after which time we would receive 60% of the profits.

     On January 19, 2001, we restructured our agreement with Fresenius, referred to as the First Restructured Agreement. Pursuant to the terms of the First Restructured Agreement, Fresenius assumed all of the sales, marketing and clinical efforts associated with the PROSORBA column worldwide. We received an upfront payment of $8.0 million, a portion of which reflected prepaid royalties on the sales of 10,000 PROSORBA columns in any year during the initial five years of the agreement. The First Restructured Agreement eliminated the profit sharing and expense sharing provisions and we were entitled to receive additional royalties for any sales in excess of the 10,000 PROSORBA columns. Pursuant to the First Restructured Agreement, we also transferred to Fresenius certain of our assets associated with the PROSORBA column, including the Food and Drug Administration Pre-Market Approval. In addition, Fresenius assumed the liability under a lease for a facility in Redmond, Washington and obligations under contracts relating to the PROSORBA column, including royalty obligations under assigned patent licenses. We also assigned a distribution agreement for the territory of Canada to Fresenius, but retained ownership of the patents and trademarks for the PROSORBA column.

     In light of lower sales than we and Fresenius anticipated, in early 2002 we and Fresenius determined to implement a different set of economic terms. As a result, the agreement was further restructured on February 1, 2002, referred to as the Second Restructured Agreement. Under the Second Restructured Agreement, we agreed that the $8.0 million upfront fee would cover all sales of the PROSORBA column in the initial seven-year period commencing January 2001 and that it was non-refundable under any circumstances. We are not entitled to any additional royalty payments during the initial seven-year period of the agreement. In addition, whereas under the First Restructured Agreement, we were entitled to certain royalty payments on sales of the PROSORBA column after January 2006, pursuant to the terms of the Second Restructured Agreement, a contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units. Such payment, if any, will be due on June 30, 2008 and is non-refundable. Prior to these modifications, we had accounted for the initial $8 million payment as deferred revenue, and had amortized this amount on a straight-line basis over five years, at the rate of $400,000 per quarter. As a result of these modifications, we recognized the remaining deferred revenue, which amounted to $6.4 million, as revenue in the quarter ended March 31, 2002.

3.   Net Income (Loss) Per Share

     Net income (loss) per share is computed in accordance with Financial Accounting Standards Board's Statement No. 128, Earnings per share, FAS 128. FAS 128 requires dual presentation of basic and diluted net income (loss) per share. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents which may by issuable upon exercise of outstanding common stock options. Common stock equivalents are not considered in loss years as the effect is antidilutive.

     Shares used in calculating basic and diluted net income (loss) per share were as follows:

                                                                                  Three months ended
                                                                                      March 31,
                                                                               2001                  2000
                                                                       -----------------    -------------------
    Weighted average common shares outstanding - Shares used in
       calculating per share amounts -  Basic                               6,578,270              6,107,433
    Net effect of dilutive common share equivalents using the
       treasury stock method                                                  351,335                      -
                                                                       -----------------    -------------------
    Shares used in calculating per share amounts - Diluted                  6,929,605              6,107,433
                                                                       -----------------    -------------------

4.   Long Term Obligation

     The long term obligation consists of capital leases for office equipment purchased in March 2002. The lease expires in February 2007. Minimum lease payments over the lease term total $95,100, of which $14,006 are included in the current portion of long term debt.

     The current portion of long term obligations includes the remaining balance of a fully amortizing term loan that will be repaid June 2002. Prior to the sale of PROSORBA related assets to Fresenius the loan was secured by certain of our assets. In January 2001, the debt covenants were restructured and the loan was secured with an interest bearing restricted cash account held as collateral by the lender, reported as restricted cash on the balance sheet. This interest bearing restricted cash has been and will be used to retire the loan over its term.

5.   Stockholder's Equity

Private Placement of Our Common Stock and Warrants to Purchase Common Stock

     We completed a private placement of 6,871,467 shares of our common stock and warrants to purchase 3,435,726 shares of our common stock in March 2002. For each two shares of common stock bought, the purchaser received a warrant to acquire one share of common stock at $3.0875 per share, a premium to the then-current market price. The purchase price for the combined security was $2.47. A special stockholder's meeting pursuant to which we solicited and received stockholder approval of the financing occurred on March 25, 2002. We received proceeds of approximately $15.3 million, net of placement costs and fees of approximately $1.7 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Our actual results could differ materially from those discussed below and elsewhere in this 10Q. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section, as well as other sections of this 10Q, and those discussed in the our Annual Report on Form 10-K for the year ended December 31, 2001.

Company Overview

     We are committed to be the innovator and commercial leader in providing products for the diagnosis and treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders. Our goal is to be the first to market a product approved in the United Stated for the treatment of FMS, the focus of our first efforts in the area of Functional Somatic Syndromes. Our business strategy combines novel technology with clinical development of well-characterized drugs that we believe offer strong potential to help patients with Functional Somatic Syndromes.

     We licensed our first clinical candidate for the treatment of FMS, milnacipran, in August of 2001 from Pierre Fabre Medicament, or Pierre Fabre, the pharmaceutical division of bioMerieux Pierre Fabre of Paris, France. We filed an initial new drug, or IND, application in December of 2001 and the 30 day waiting period required during which the Food and Drug Administration, or the FDA, may review the IND, expired in January 2002. We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS. Assuming that we receive approval to market milnacipran, which we do not anticipate receiving for several years, if at all, we intend to seek a partner to manufacture and co-promote milnacipran to primary care physicians. In addition, we have in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives that we believe may enhance stockholder value. We expect to continue to do so in the future.

     As of March 31, 2002, we had working capital of approximately $17.3 million and an accumulated deficit of approximately $99.4 million. Our future success depends on our ability to develop and market new products for the treatment of Functional Somatic Syndromes and other related chronic pain and central nervous system disorders.

     In March 1999, we entered into an agreement with Fresenius HemoCare, or Fresenius, providing Fresenius with an exclusive license to distribute the PROSORBA column in the United States, Europe and Latin America and, subject to certain conditions, Japan and select Asian countries, referred to as the Original Fresenius Agreement. The Original Fresenius Agreement contemplated joint efforts to introduce and market the PROSORBA column in the United States, with us bearing the responsibility for sales, marketing and clinical research associated with the product in the United States. The Original Fresenius Agreement included a

50/50 profit split in countries other than the United States, and a 50/50 profit split in the United States until the revenue from sales of the PROSORBA column reached a pre-determined sales threshold, after which time we would receive 60% of the profits.

     On January 19, 2001, we restructured our agreement with Fresenius, referred to as the First Restructured Agreement. Pursuant to the terms of the First Restructured Agreement, Fresenius assumed all of the sales, marketing and clinical efforts associated with the PROSORBA column worldwide. We received an upfront payment of $8.0 million, a portion of which reflected prepaid royalties on the sales of 10,000 PROSORBA columns in any year during the initial five years of the agreement. The First Restructured Agreement eliminated the profit sharing and expense sharing provisions and we were entitled to receive additional royalties for any sales in excess of the 10,000 PROSORBA columns. Pursuant to the First Restructured Agreement, we also transferred to Fresenius certain of our assets associated with the PROSORBA column, including the Food and Drug Administration Pre-Market Approval. In addition, Fresenius assumed the liability under a lease for a facility in Redmond, Washington and obligations under contracts relating to the PROSORBA column, including royalty obligations under assigned patent licenses. We also assigned a distribution agreement for the territory of Canada to Fresenius, but retained ownership of the patents and trademarks for the PROSORBA column.

     In light of lower sales than we and Fresenius anticipated, we and Fresenius determined to implement a different set of economic terms. As a result, the agreement was further restructured on February 1, 2002, referred to as the Second Restructured Agreement. Under the Second Restructured Agreement, we agreed that the $8.0 million upfront fee would cover all sales of the PROSORBA column in the initial seven-year period commencing January 2001 and that it was non-refundable under any circumstances. We are not entitled to any additional royalty payments during the initial seven-year period of the agreement. In addition, whereas under the First Restructured Agreement, we were entitled to certain royalty payments on sales of the PROSORBA column after January 2006, pursuant to the terms of the Second Restructured Agreement, a contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units. Such payment, if any, will be due on June 30, 2008 and is non-refundable. Prior to these modifications, we had accounted for the initial $8 million payment as deferred revenue, and had amortized this amount on a straight-line basis over five years, at the rate of $400,000 per quarter. As a result of these modifications, we recognized the remaining deferred revenue, which amounted to $6.4 million, as revenue in the quarter ended March 31, 2002.

Results of Operations

     Total revenues for the quarter ended March 31, 2002 were $6.4 million compared to $400,000 in the same period of 2001. The entire $6.4 million was the remaining deferred revenue under the Fresenius agreement that was booked into revenue as a result of the Second Restructured Agreement. Revenues for 2001 consisted of the first year of amortization of the upfront payment of approximately $8.0 million we received under the First Restructured Agreement. For the first quarter and fiscal year 2001, this upfront payment was recognized as revenue on a straight-line basis over a five-year term. The unamortized amount of the upfront payment was recorded during 2001 as deferred revenue.

         The 2002 and 2001 periods are not be directly comparable due to the restructuring of our revenue recognition pursuant to the terms of the Second Restructured Agreement. In addition, we will not recognize any additional revenue under our agreement with Fresenius until at the earliest, January 20, 2008, when we may receive a one time payment of $1.0 million or $2.0 million or no payment at all.

         Total operating expenses for the quarters ended March 31, 2002 and 2001 were $2.3 million and $1.6 million, respectively. The increase in operating expenses was primarily due to the commencement of a Phase II clinical trial for milnacipran in the first quarter of 2002.

         Research and development expenses increased to approximately $1.5 million for the quarter ended March 31, 2002 from $171,000 for the same period in 2001. The increase was due to the costs associated with the commencement of the Phase II clinical trial for milnacipran, including expenses for CRO and trial consultants, pre-clinical research and the costs of producing milnacipran for trial and other FMS related studies. The increase in research and development costs related to milnacipran was partially offset by decreased costs related to development of Cyplex, an alternative to traditional platelet transfusions. We are not actively developing Cyplex and are continuing to consider our alternatives with respect to Cyplex. We anticipate that our research and development expenses will increase in the second quarter of 2002 over the expenses in the first quarter of 2001 as we continue the Phase II clinical trial for milnacipran.

         General and administrative expenses for the quarter ended March 31, 2002 totaled approximately $880,000, compared to approximately $1.4 million for the same period in 2001. The decrease of approximately $520,000 in general and administrative expenses was primarily due to costs associated with the licensing agreement with Pierre Fabre in the first quarter of 2001 and the resulting decreased business development activity in the first quarter of 2002. This decrease was partially offset by increased costs associated with the implementation of a database for our physician and patient registries focused on patients with FMS and physicians that treat patients with FMS. We anticipate that general and administrative costs will increase in the second quarter of 2002 over the levels of the first quarter of 2002 due to an increase in business development activities.

Liquidity and Capital Resources

         Our cash and cash equivalents balance at March 31, 2002 totaled $19.7 million, compared to $5.9 million at December 31, 2001. The net increase in cash and cash equivalents was primarily due to the net proceeds of approximately $15.3 million from the private placement of our common stock and warrants to purchase our common stock. Working capital at March 31, 2002 totaled $17.3 million, compared to ($2.1) million at December 31, 2001.

         We believe our cash and cash equivalents balance on March 31, 2002, is sufficient to fund operations through the middle of 2003. In order to successfully acquire or develop products for the diagnosis and treatment of Functional Somatic Syndromes, we may be required to raise additional capital. The amount of capital we require is dependent upon many factors, including the following: costs of in-licensing drug candidates for our Functional Somatic Syndromes programs, the costs and results associated with the clinical trials designed for any new developed and/or acquired product, results of research and development efforts, the FDA regulatory process, and the costs of commercialization of products and potential competitive and technological advances and levels of product sales. Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Although we may seek to raise additional capital through a combination of additional equity or debt sources, we may not be able to raise additional capital through such sources and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we will be required to delay, scale back or eliminate some or all of our planned research and development activities related to the development of milnacipran or additional product opportunities.

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

         Under the terms of the First Restructured Agreement, we received $8 million in January 2001 in exchange for a license to Fresenius, which was royalty-free for the 10,000 unit sales for each of the first five years, with a royalty of $200 per unit on sales exceeding 10,000 units in any year. Cypress was to receive royalties on all unit sales after the fifth year. We deferred the recognition of this payment over the initial prepaid period of five years. In February 2002, Cypress and Fresenius amended certain provisions of the license agreement (the Second Restructured Agreement). Under the Second Fresenius Amendment, the initial $8 million payment received in January 2001 was made non-refundable under any circumstances. The Second Restructured Agreement also eliminated the payment of royalties of PROSORBA column sales in excess of 10,000 in the first five years of the agreement and eliminated all royalties on PROSORBA column sales beyond five years. A contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units. Such payment, if any, will be due on June 30, 2008 and is non-refundable. As a result of this amendment, we recognized the remaining deferred revenue, which amounted to $6.4 million as of December 31, 2001, as revenue in the quarter ended March 31, 2002.

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

Technology Licenses for Research and Development

         We expense research and development costs as incurred pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses. The payments which were accrued through December 31, 2001 under our agreement with Pierre Fabre have been expensed. If the drug is commercialized, we will pay Pierre Fabre a transfer price and royalties based on net sales. Pierre Fabre retains the right to sell products developed by us for the FMS indication outside North America and will pay us a royalty based on net sales for such marketing.

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

         In June 2001, Cypress entered into an option cancel and regrant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"), Accounting for Certain Transaction Involving Stock Compensation - An Interpretation of APB 25. As a result, we recorded stock compensation expense totaling approximately $785,000 for the year ended December 31, 2001 and stock compensation income of approximately $10,000 for the quarter ended March 31, 2002. The intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the life of the option and amortized over the vesting period.

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

         Fresenius is now responsible for all activities related to the PROSORBA column and is the holder of the United States Food and Drug Administration pre-market approvals and applications for the PROSORBA column. We are now focusing our expertise and resources on developing therapeutics for the diagnosis and treatment of Functional Somatic Syndromes, such as FMS and other related chronic pain and central nervous system disorders. In August 2001, we entered into a license agreement with Pierre Fabre whereby we received an exclusive license to develop and sell any product with the compound milnacipran as an active ingredient for the treatment of FMS and related chronic pain syndromes.

          We are at an early stage of development as a biotechnology company and do not have any commercial products. With respect to our only product candidate, milnacipran, we recently began a Phase II clinical trial. In addition, we currently only have ten full-time employees. Milnacipran, or any of our future product candidates, will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates fail to be safe and effective in clinical trials, or because we have inadequate financial or other resources to pursue clinical development of the product candidate. We do not expect to be able to market milnacipran for a number of years, if at all. If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

Milnacipran has never been tested for the treatment of FMS, and may not be effective for treatment of such indications.

          Milnacipran, our only product candidate has never been tested for the treatment of FMS. Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has never been tested as a treatment for pain. We recently began a Phase II clinical trial of milnacipran for the treatment of FMS and these clinical trials may reveal that milnacipran is not a suitable product candidate for the treatment of FMS. If milnacipran does not prove to be a safe and effective treatment for FMS, our business would be materially harmed and our stock price would decline.

The FDA approval of milnacipran or any future product candidate is uncertain.

          Milnacipran is in the early stages of development and even if our clinical trials are successful, we may not receive required regulatory clearance from the FDA, or any other regulatory body to commercially market and sell milnacipran. Although we recently began a Phase II clinical trial of milnacipran for the treatment of FMS, this trial may take longer than we anticipate or be terminated for a variety of reasons. The regulatory clearance process typically takes many years and is extremely expensive. Regulatory clearance is never guaranteed. If we fail to obtain regulatory clearance for milnacipran or future product candidates, we will be unable to market and sell any products and therefore may never be profitable.

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

We will rely on third parties to conduct all of our clinical trials.

          We currently have only ten full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We are using the services of Scirex Corporation to conduct our clinical trials with respect to milnacipran. Because we do not conduct these trials, we must rely on the efforts of others and cannot always predict accurately the timing of such trials, the costs associated with such trials or the procedures to be followed for such trials. We do not anticipate increasing our personnel anytime in the future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials.

If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize our products.

          We currently have a staff of ten employees and have virtually no ability to directly sell, market or distribute any product we may develop. To directly market and distribute any product we may develop we must build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. Alternatively, we may obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

We will need additional capital.

          We expect that we will spend substantial amounts on research, development and commercialization of milnacipran, including amounts spent for clinical supplies and conducting clinical trials and on any of our future product candidates and general operations. We do not have committed external sources of funding and we expect that we will need to raise additional capital through the sale of equity and possible strategic transactions. The amount of capital will be dependent upon many factors, including some of those set forth in other sections of this report. The actual costs of development of our products may exceed our expectations. In addition, it may not be possible to raise additional capital from any source. If we are unable to raise additional capital when we need it or on acceptable terms, we may have to significantly delay, scale back or discontinue the development of milnacipran or any of our future programs, clinical trials or other aspects of our operations. We may also have to seek corporate collaborators at an earlier stage than would be desirable to maximize the rights to future product candidates or relinquish or license rights to technologies or product candidates on terms that are less favorable to us than might otherwise be available. The inability to raise additional capital would materially harm our business and stock price.

We have a history of operating losses and we may never be profitable.

          We have incurred substantial losses during our history. As of March 31, 2002, we had an accumulated deficit of approximately $99.4 million. Our ability to become profitable will depend upon our ability to develop, market and commercialize milnacipran with sufficient sales volumes to achieve profitability and our ability to develop, market and commercialize any other products. For the first quarter of 2002, we booked $6.4 million into revenue due to the restructuring of our agreement with Fresenius. This payment had previously been received by us and will not reoccur. We do not expect to be profitable in the foreseeable future and may never achieve profitability.

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

          The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop, products that will compete with our products. It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete. It is also possible that our competitors will commercialize competing products before any of our products are marketed. In addition, we intend to begin clinical trials with milnacipran in the first half of 2002. We expect that, especially in the treatment of Function Somatic Syndromes, competition from other biopharmaceutical companies, pharmaceutical companies, universities and pubic and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

          The composition of matter patent for milnacipran will expire in 2002. We recently filed a new patent application directed to certain methods using milnacipran and are working with Pierre Fabre to secure patent protection for certain formulations of milnacipran. However, we may not be able to secure any additional patent protection and expect we will need to rely on the Hatch-Waxman Act for an exclusivity period during which generic manufacturers would not be able to manufacture milnacipran. The patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could result in significant expense to us including diversion of the resources of management.

          Others have filed applications for, or have been issued, patents and may obtain additional patents and other proprietary rights competing with milnacipran or any processes. We cannot predict the breadth of claims that will be allowed and issued in patents related to biotechnology or pharmaceutical applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. We may infringe on intellectual property rights of others without being aware of the infringement. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.

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

We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income.

         Sales of our common stock in September 1991 and October 1997 and March 2002 caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable. This limitation will allow us to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes. Based upon the limitations of Section 382, we may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any. To the extent not used by us, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire. All unused net operating losses will expire 15 years after any year in which they were generated. Approximately $4.7 million in net operating losses expired in 2001 and will continue to expire in 2002. As a result of the sale of common stock, ownership changes occurred in 1991, 1997 and 2002, utilization of net operating loss carryforwards will be limited to a prescribed amount in each successive years.

Issuance of shares in connection with financing transactions, including collaborations or under stock option plans and outstanding warrants, may be dilutive.

         If in the future, we raise additional funds by issuing stock or warrants to purchase our stock, further dilution to you may result. Future investors may receive rights that are superior or favorable to your rights. We may also issue stock in connection with corporate collaborations and that will cause dilution to your ownership. We maintain stock option plans under which employees, directors and consultants may acquire shares of our common stock through the exercise of stock options and other purchase rights. We also have warrants to purchase our common stock that are outstanding. You will incur dilution upon exercise of our outstanding options and warrants.

Our stock price will likely be volatile.

         The market prices of technology companies, particularly biotechnology companies, have been highly volatile and our stock price has been volatile. Our stock price has been and may continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

     .  The development of milnacipran;
     . Developments in our relationship with Fresenius or any future corporate collaborators;
     . Announcements of technological innovations or new products by us or our competitors;
     .  Developments in patent or other proprietary rights;
     .  Fluctuations in our operating results;
     .  Litigation initiated by or against us;
     . Developments in domestic and international governmental policy or regulation; and
     .  Economic and other external factors or other disaster or crisis.

The concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

         As of April 1, 2002, our executive officers, directors and stockholders who hold at least 5% of our stock control approximately 44.1% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of our directors, the election of the members of our board of directors, approvals of amendments to our certificate of incorporation or bylaws, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

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

                                               Cypress Bioscience, Inc.


         Date: May 15, 2002               By:  /s/ Jay D. Kranzler
                                               ---------------------------------
                                               Chief Executive Officer and
                                               Chairman of the Board
                                               (Principal Executive Officer)

         Date: May 15, 2002               By:  /s/ Sabrina Martucci Johnson
                                               ---------------------------------
                                               Chief Financial Officer and
                                               Vice President Marketing