Form 10-K/A
period 2001-12-31
CYPRESS BIOSCIENCE INC
filed 2002-07-22
CIK 716054

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Explanatory Note

The Form 10-K of Cypress Bioscience, Inc., for the year ended December 31, 2001 (the "Form 10-K") is being amended to (i) revise Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations to include the total amount of upfront payments we made to Pierre Fabre and the total amount of milestone payments we are obligated to make to Pierre Fabre upon achievement of certain milestones, for our exclusive license to develop and sell any products with the compound milacipran as an active ingredient for the treatment of FMS and other related chronic pain syndromes; and (ii) to re-file Exhibits 10.22 and
10.23 set forth in Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K to include information that we previously redacted and requested confidential treatment for from the Securities and Exchange Commission. There are no other changes to the Form 10-K.

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

         On August 1, 2001, we entered into a license and trademark agreement with Pierre Fabre. The agreement provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient, for the treatment of FMS and related chronic pain syndromes in the United States and Canada. We also have an option to expand the license to include other indications in these markets. We paid Pierre Fabre upfront payments of $1.5 million and additional payments to Pierre Fabre of up to a total of $5.5 million will be based on meeting certain clinical and regulatory milestones. If the product is commercialized, Pierre Fabre will manufacture the active ingredient used in the commercial product and we will pay Pierre Fabre a transfer price and royalties based on net sales. Pierre Fabre retains the right to sell products developed by us for the FMS indication outside of North America and will pay us a royalty based on net sales for such marketing rights.

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

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1)  Financial Statements

Our financial statements are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index on page F-1. (Previously filed on Form 10-K for the year ended December 31, 2001).

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


     10.13                Third Amendment to Employment Agreement      Exhibit 10.13 to Form 10-K for the year ended
                          dated January 31, 2001 between the           December 31, 2000
                          Registrant and Jay D. Kranzler
     10.14                Employment Agreement dated December 1,       Exhibit 10.14 to Form 10-K for the year ended
                          2001 between the Registrant and R. Michael   December 31, 2001
                          Gendreau
     10.15                Sublease dated February 1, 1999 between      Exhibit 10.41 to 1998 Form 10-K
                          the Company and Cardia Pacemakers, Inc.
                          and related lease dated August 1991
                          between Michael R. Mastro and Redmond East
                          Associates and Incontrol, Inc. and
                          Amendments One through Ten
     10.16                Loan and Securities Agreement between the    Exhibit 10.1 to Form 10-Q from the quarter ended
                          Registration, PRP, Inc. and Transamerica     September 30, 1999
                          Business Credit Corporation
     10.17                Stock Subscription Warrant to Purchase       Exhibit 10.2 to Form 10-Q from the quarter ended
                          Common Stock of the Registration between     September 30, 1999
                          the Registrant and TBCC Funding Trust II
                          or its registered assigns
     10.18                Amended and Restated License and             Exhibit 2.2 to Form 8-K filed on January 22, 2001
                          Distribution Agreement dated January 19,
                          2001 between the Registrant and Fresenius
     10.19                2000 Equity Incentive Plan                   Exhibit 10.25 to Form 10-K for the year ended
                                                                       December 31, 2000
     10.20                Form of Stock Option Agreement for use       Exhibit 10.26 to Form 10-K for the year ended
                          with the 2000 Equity Incentive Plan          December 31, 2000
     10.21                Employment Agreement dated June 18, 2001     Exhibit 10.1 to Form 10-Q for the quarter ended
                          between Dr. John N. Bonfiglio and the        June 30, 2001
                          Registrant
     10.22                Restated License Agreement dated
                          November 13, 2001 between Pierre Fabre
                          Medicament and the Registrant*
     10.23                Trademark Agreement dated August 1, 2001
                          between Pierre Fabre Medicament and the
                          Registrant*
     10.24                Letter Amendment dated February 1, 2002 to   Exhibit 10.24 to Form 10-K for the year ended
                          the Amended and Restated License Agreement   December 31, 2001
                          dated January 19, 2001 between the
                          Registrant and Fresenius
     10.25                Consolidated Balance Sheets                  Exhibit 10.25 to Form 10-K for the year ended
                                                                       December 31, 2001
     23.1                 Consent of Ernst & Young LLP, Independent
                          Auditors                                     Exhibit 23.1 to Form 10-K for the year ended
                                                                       December 31, 2001

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

                                              CYPRESS BIOSCIENCE, INC.


          Date: July 19, 2002              By:  /s/ Jay D. Kranzler
                                                 ----------------------------------------------------
                                                 Chief Executive Officer and Chairman of the Board
                                                 (Principal Executive Officer)

          Date: July 19, 2002              By:  /s/ Sabrina Martucci Johnson
                                                 ----------------------------------------------------
                                                 Chief Financial Officer and Vice President
                                                 Marketing

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


Signature                                     Title                                                 Date
---------                                     -----                                                 ----

/s/ Jay D. Kranzler, M.D., Ph.D.              Chief Executive Officer and Chairman of the Board     July 19, 2002
--------------------------------------------- (Principal Executive Officer and Principal
Jay D. Kranzler, M.D., Ph.D.                  Financial and Accounting Officer)

/s/ Sabrina Martucci Johnson                  Chief Financial Officer and Vice President            July 19, 2002
--------------------------------------------- Marketing
Sabrina Martucci Johnson                      (Principal Financial and Accounting Officer)

/s/ Jack H. Vaughn*                           Director                                              July 19, 2002
---------------------------------------------
Jack H. Vaughn

/s/ Samuel D. Anderson*                       Director                                              July 19, 2002
---------------------------------------------
Samuel D. Anderson

/s/ Larry J. Kessel, M.D.*                    Director                                              July 19, 2002
---------------------------------------------
Larry J. Kessel, M.D.

/s/ Charles Nemeroff, M.D., Ph.D.*            Director                                              July 19, 2002
---------------------------------------------
Charles Nemeroff, M.D., Ph.D.

/s/ Martin B. Keller, M.D.*                   Director                                              July 19, 2002
---------------------------------------------
Martin B. Keller, M.D.

/s/ Sheldon Drobny*                           Director                                              July 19, 2002
---------------------------------------------
Sheldon Drobny

* By: /s/ Sabrina Martucci Johnson
      ----------------------------
           Attorney-in-fact