Form 10-Q
period 2002-06-30
CYPRESS BIOSCIENCE INC
filed 2002-08-14
CIK 716054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________

Commission File Number 0-12943

CYPRESS BIOSCIENCE, INC.
(Exact Name of Registrant as specified in its charter)

DELAWARE	22-2389839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4350 Executive Drive, Suite 325, San Diego, California 92121
(Address of principal executive offices) (zip code)

(858) 452-2323
(Registrant’s telephone number including area code)

              Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No  ☐

              At August 13, 2002, 13,181,887 shares of Common Stock of the Registrant were outstanding.

This filing, without exhibits, contains 24 pages.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$15,683,237	$5,867,083
Restricted cash	—	605,240
Interest receivable	67,490	61,244
Prepaid expenses	11,146	8,043
Debt acquisition costs	—	6,992

Total current assets	15,761,873	6,548,602

Property and equipment, net	168,756	126,980
Other assets	8,931	9,526

Total assets	$15,939,560	$6,685,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$532,304	$558,745
Accrued compensation	87,546	86,146
Accrued liabilities	113,849	1,053,530
Deferred revenue	—	6,400,000
Current portion of long-term obligations	12,456	555,630

Total current liabilities	746,155	8,654,051

Long-term obligation, net of current portion	58,050	—

Stockholders’ equity:
Common stock, $.02 par value; 60,000,000 shares of common Stock authorized, 13,181,887 and 6,349,221 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively; 15,000,000 shares of preferred stock authorized, 0 shares issued and outstanding at June 30, 2002 and December 31, 2001	263,638	126,984
Additional paid-in capital	116,049,123	101,580,267
Shareholder receivable (Note 5)	(189,973)	(189,973)
Accumulated deficit	(100,987,433)	(103,486,221)

Total stockholders’ equity	15,135,355	(1,968,943)

Total liabilities and stockholders’ equity	$15,939,560	$6,685,108

See accompanying Notes to Consolidated Financial Statements.

Note:  The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenue:
Revenue from Fresenius agreement (Note 3)	$—	$400,000	$6,400,000	$800,000

Total revenue	—	400,000	6,400,000	800,000

Costs and expenses:
Research and development	1,406,122	285,786	2,864,124	457,009
General and administrative	1,002,297	915,462	1,892,353	2,357,746
Compensation expense - variable stock options (Note 6)	(775,184)	193,796	(784,874)	193,796

Total costs and expenses	1,633,235	1,395,044	3,971,603	3,008,551

Other income (expense):
Interest and other income, net	72,241	140,005	98,084	272,295
Interest expense	(6,307)	(75,436)	(27,693)	(174,196)

	65,934	64,569	70,391	98,099

Net income (loss)	$(1,567,301)	$(930,475)	$2,498,788	$(2,110,452)

Net income (loss) per share - basic	$(0.12)	$(0.15)	$0.25	$(0.34)

Shares used in computing net income (loss) per share - basic	13,180,425	6,203,526	9,935,549	6,155,745

Net income (loss) per share - diluted	$(0.12)	$(0.15)	$0.24	$(0.34)

Shares used in computing net income (loss) per share - diluted	13,180,425	6,203,526	10,225,045	6,155,745

See accompanying Notes to Consolidated Financial Statements.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001

Operating Activities
Net income (loss)	$2,498,788	$(2,110,452)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	43,714	39,209
Loss on sale of assets to Fresenius	—	16,714
Assets held for sale	—	(1,975)
Stock and stock options issued for services and expenses	78,645	152,170
Conpensation expense - variable stock options (Note 6)	(784,874)	193,796
Deferred revenue from Fresenius	(6,400,000)	(800,000)
Changes in operating assets and liabilities, net	(973,479)	(77,218)

Net cash used by operating activities	(5,537,206)	(2,587,756)

Investing Activities
Release of restricted cash	605,240	—
Proceeds from Fresenius agreement (Note 3)	—	8,000,000
Proceeds from sale of assets to Fresenius	—	12,000
Purchase of equipment	(78,493)	(64,592)

Net cash provided by investing activities	526,747	7,947,408

Financing Activities
Proceeds from exercise of stock options and warrants	—	145,647
Proceeds from capital lease obligations	75,000	—
Proceeds from private placement of common stock and warrants	16,972,523	—
Proceeds from issuance of warrants	6,871	—
Payment of private placement fees	(1,667,032)	—
Cash restricted for debt repayment	—	(1,366,584)
Payment of notes payable	(560,124)	(1,071,089)
Cash used to repurchase stock	(625)	—

Net cash provided (used) by financing activities	14,826,613	(2,292,026)

Increase in cash and cash equivalents	9,816,154	3,067,626
Cash and cash equivalents at beginning of period	5,867,083	7,102,317

Cash and cash equivalents at end of period	$15,683,237	$10,169,943

Supplemental disclosure of cash flow information
Interest paid	$20,700	$137,461

See accompanying Notes to Consolidated Financial Statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Business

              We are committed to be the innovator and commercial leader in providing products for the diagnosis and treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders.  Our goal is to be the first to market a product approved in the United States for the treatment of FMS, the focus of our first efforts in the area of Functional Somatic Syndromes.  Our business strategy is focused on combining novel technology and clinical development of well-characterized drugs that we believe offer strong potential to help patients with Functional Somatic Syndromes.  We licensed our first clinical candidate for the treatment of FMS, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre, the pharmaceutical division of bioMérieux Pierre Fabre of Paris, France.  We filed an initial new drug, or IND, application in December of 2001 and the 30-day waiting period required during which the Food and Drug Administration, or the FDA, may review the IND, expired in January 2002.  We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS.

              Prior to December 31, 2000, we were engaged in the product development and marketing of the PROSORBA column, a medical device, which was marketed for the treatment of rheumatoid arthritis and idiopathic thrombocytopenia purpura.

2.           Basis of Presentation

              The accompanying consolidated financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the SEC.  The consolidated financial statements include our accounts and those of our wholly owned subsidiary. There were no intercompany accounts or transactions. In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein.  All such adjustments are normal and recurring in nature.  Interim results are not necessarily indicative of results for the full year.  For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2001 Annual Report on Form 10-K filed with the SEC.

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

              In light of lower sales than Fresenius and we anticipated, in early 2002 we and Fresenius determined to implement a different set of economic terms.  As a result, the agreement was further restructured on February 1, 2002, referred to as the Second Restructured Agreement.  Under the Second Restructured Agreement, we agreed that the $8.0 million upfront fee would cover all sales of the PROSORBA column in the initial seven-year period commencing January 2001 and that it was non-refundable under any circumstances.  We are not entitled to any additional royalty payments during the initial seven-year period of the agreement.  In addition, whereas under the First Restructured Agreement, we were entitled to certain royalty payments on sales of the PROSORBA column after January 2006, pursuant to the terms of the Second Restructured Agreement, a contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, and $2 million if they exceed 50,000 units. We receive no payment if the sales are less than 35,000 units.  Such payment, if any, will be due on January 30, 2008 and is nonrefundable  Prior to these modifications, we had accounted for the initial $8 million payment as deferred revenue, and had amortized this amount on a straight-line basis over five years, at the rate of $400,000 per quarter.  As a result of these modifications, we recognized the remaining deferred revenue, which amounted to $6.4 million in the first quarter of 2002.

4.           Net Income (Loss) Per Share

              Net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards Board’s No. 128, Earnings per share (“FAS 128”).  FAS 128 requires presentation of basic and diluted net income (loss) per share.  Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the as-if-converted method for mandatorily convertible notes and convertible preferred stock or the treasury stock method for options and warrants. Common stock equivalents are not considered in loss periods because the effect is antidilutive.  Shares used in calculating basic and diluted net income (loss) per share were as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Weighted average common shares outstanding - shares used in calculating per share amounts - Basic	13,180,425	6,203,526	9,935,549	6,155,745
Effect of dilutive common share equivalents - stock options outstanding	—	—	289,496	—

Shares used in calculating per share amounts - Diluted	13,180,425	6,203,526	10,225,045	6,155,745

5.             Long -Term Obligation

              The long-term obligation consists of capital leases for office equipment purchased in March 2002.  The lease expires in February 2007.  Minimum lease payments over the lease term, including interest of $18,253, totaled $88,760 at June 30, 2002.

              The remaining term loan obligation at December 31, 2001 of $555,630 was paid by June 2002.  Prior to the sale of PROSORBA column related assets to Fresenius the loan was secured by certain of our assets.  In January 2001, the debt covenants were restructured and the loan was secured with an interest bearing restricted cash account held as collateral by the lender, reported as restricted cash on the balance sheet.  This interest bearing restricted cash has been used to retire the loan over its term.

6.             Stockholder’s Equity

Private Placement of Our Common Stock and Warrants to Purchase Common Stock

              We completed a private placement of 6,871,467 shares of our common stock and warrants to purchase 3,435,726 shares of our common stock in March 2002.  For each two shares of common stock bought, the purchaser received a warrant to acquire one share of common stock at $3.0875 per share, a premium to the then-current market price. The purchase price for the combined security was $2.47. A special stockholder’s meeting pursuant to which we solicited and received stockholder approval of the financing occurred on March 25, 2002.  We received proceeds of approximately $15.3 million, net of placement costs and fees of approximately $1.7 million.

              Stock Option Cancel and Regrant Program

              In June 2001, we implemented an option cancel and regrant program. Pursuant to the program, the exercise price of certain options held by certain of our executive officers and directors were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the option cancel and regrant program was effected. As a condition to participating in the option cancel and regrant program, optionees who elected to surrender their old options for the replacement options had to exercise at least twenty percent of the replacement options on June 27, 2001.  In addition, the replacement options expire no later than the earlier of the expiration date of the original option grant, or June 27, 2006.  Dr. Kranzler exercised his option to purchase 101,319 shares pursuant to a promissory note that was issued by us and is secured by his stock.  The outstanding principal amount of the promissory note is due on June 27, 2006 and the interest is payable annually.  The principal amount of the loan is $189,973 and the interest rate is variable, adjusted monthly and is two points above the federal funds rate.

              As a result of the program, we granted options to purchase 618,738 shares of our common stock. In accordance with FASB Interpretation No. 44 (“FIN 44”) Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25, the shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period.  As a result, we recorded stock compensation expense approximating $785,000 for the year ended December 31, 2001.  During the first six months of 2002, the intrinsic value of the common stock underlying the options declined.  In accordance with FIN 44, for the quarter ended March 31, 2002, we reversed $10,000 of the original charge of $785,000.  Due to the continued decline of our stock price, for the quarter ended June 30, 2002, we reversed the remaining $775,000 of the original $785,000 charge.  Therefore, as of June 30, 2002, there was a complete offset for the original compensation charge of $785,000.

7.           Reclassification

              Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on our previously stated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties.  Our actual results could differ materially from those discussed below and elsewhere in this 10Q including Risk Factors”.  Factors that could cause or contribute to such differences include, without limitation, those discussed in this section, as well as other sections of this 10Q, including “Risk Factors” and those discussed in the our Annual Report on Form 10-K for the year ended December 31, 2001.

Company Overview

              We are committed to be the innovator and commercial leader in providing products for the diagnosis and treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders.  Our goal is to be the first to market a product approved in the United Stated for the treatment of FMS, the focus of our first efforts in the area of Functional Somatic Syndromes.  Our business strategy is focused on combining novel technology and clinical development of well-characterized drugs that we believe offers strong potential to help patients with Functional Somatic Syndromes.

              We licensed our first clinical candidate for the treatment of FMS, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre, the pharmaceutical division of bioMérieux Pierre Fabre of Paris, France.  We filed an initial new drug, or IND, application in December of 2001 and the 30-day waiting period required during which the Food and Drug Administration, or the FDA, may review the IND, expired in January 2002.  We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS.  Assuming that we receive approval to market milnacipran, which we do not anticipate receiving for several years, if at all, we intend to seek a partner to manufacture and co-promote milnacipran to primary care physicians. In addition, we have in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives that we believe may enhance stockholder value.  We expect to continue to do so in the future.

              As of June 30, 2002, we had working capital of approximately $15.0 million and an accumulated deficit of approximately $101.0 million.  Our future success depends on our ability to develop and market new products for the treatment of Functional Somatic Syndromes, such as FMS, and other related chronic pain and central nervous system disorders.

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

              In light of lower sales than we and Fresenius anticipated, we and Fresenius determined to implement a different set of economic terms.  As a result, the agreement was further restructured on February 1, 2002, referred to as the Second Restructured Agreement.  Under the Second Restructured Agreement, we agreed that the $8.0 million upfront fee would cover all sales of the PROSORBA column in the initial seven-year period commencing January 2001 and that it was non-refundable under any circumstances.  We are not entitled to any additional royalty payments during the initial seven-year period of the agreement.  In addition, whereas under the First Restructured Agreement, we were entitled to certain royalty payments on sales of the PROSORBA column after January 2006, pursuant to the terms of the Second Restructured Agreement, a contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units.  Such payment, if any, will be due on January 30, 2008 and is nonrefundable  Prior to these modifications, we had accounted for the initial $8.0 million payment as deferred revenue, and had amortized this amount on a straight-line basis over five years, at the rate of $400,000 per quarter.  As a result of these modifications, we recognized the remaining deferred revenue, which amounted to $6.4 million, as revenue in the first quarter of 2002.

Results of Operations

              We had no revenue for the quarter ended June 30, 2002 and revenues of $6.4 million for the six months ended June 30, 2002 compared to revenues of $400,000 and $800,000 for the quarter and six months ended June 30, 2001, respectively.  Pursuant to the Second Restructured agreement with Fresenius, the Fresenius agreement was modified to clarify that the $8.0 million upfront fee received under the First Restructured Agreement was not refundable under any circumstances and therefore, the entire $6.4 million that was the remaining deferred revenue as of December 31, 2001 was recognized as revenue in the first quarter of 2002.  Revenues for 2001 consisted of the first year of amortization of the upfront payment.

For the year 2001, this upfront payment was recognized as revenue on a straight-line basis over a five-year term and we recognized $400,000 of revenue each quarter.

              As a result of the modification of our agreement with Fresenius reflected in the second Restructured Agreement the 2002 and 2001 revenues are not comparable.  In addition, as a result of these modification, we will not recognize any additional revenue under our agreement with Fresenius until at the earliest, January 30, 2008, when we may receive a one-time payment of $1.0 million or $2.0 million or no payment at all.

              Total operating expenses for the quarter and six months ended June 30, 2002 were $1.6 million and $4.0 million, respectively, compared to $1.4 million and $3.0 million for the comparable periods in 2001.  The increase in operating expenses for the quarter and six months ended June 30, 2002 compared to the prior periods was due to the commencement of a Phase II clinical trial for milnacipran in March 2002. We anticipate that total operating expenses in the third quarter of 2002 will be comparable to the level of the second quarter of 2002.

              Research and development expenses for the quarter and six months ended June 30, 2002 were $1.4 million and $2.9 million, respectively, compared to $286,000 and $457,000 for the comparable periods in 2001.  The increase in research and development expenses for the quarter and six months ended June 30, 2002 compared to the prior periods was due to the costs associated with the commencement of the Phase II clinical trial for milnacipran, including expenses for clinical research organization and trial consultants, pre-clinical research and the costs of producing clinical supplies of milnacipran for the Phase II clinical trial and other FMS related studies.  The increase in research and development costs related to milnacipran was partially offset by decreased costs related to development of Cyplex, an alternative to traditional platelet transfusions.  We are not currently developing Cyplex and are continuing to consider our alternatives with respect to Cyplex.  We anticipate that research and development costs in the third quarter of 2002 will be comparable to the level of the second quarter of 2002.

              General and administrative expenses for the quarter and six months ended June 30, 2002 were $1.0 million and $1.9 million, respectively, compared to $915,000 and $2.4 million for the comparable periods in 2001.  The increase in general and administrative expenses of $87,000 for the quarter ended June 30, 2002 compared to the same period in 2001 is due to higher investor relations, accounting and legal costs partially offset by lower business development costs. The decrease in general and administrative costs of $465,000 for the six months ended June 30, 2002 when compared to the same period in 2001 is due to lower business development costs. This decrease was partially offset by increased costs associated with the implementation of a database for our physician and patient registries focused on patients with FMS and physicians that treat patients with FMS. We anticipate that general and administrative expenses for the third quarter of 2002 will be comparable to the costs in the second quarter of 2002.

              Compensation expenses for the quarter and six months ended June 30, 2002 were ($775,000) and ($785,000), respectively, compared to $194,000 for both the quarter and six months ended June 30, 2001. In June 2001, Cypress entered into an option cancel and regrant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation — An Interpretation of APB 25. As a result, we recorded stock compensation expense of approximately $785,000 for the year ended December 31, 2001.  During the first six months of 2002, the intrinsic value of the common stock underlying the options declined.  In accordance with FIN 44, for the quarter ended March 31, 2002, we reversed $10,000 of the original charge of $785,000.  Due to the continued decline of our stock price, for the quarter ended June 30, 2002, we reversed the remaining $775,000 of the original $785,000 charge.  Therefore, as of June 30, 2002, there was a complete offset for the original compensation charge of $785,000.

              Interest and other income, net, for the quarter and six months ended June 30, 2002 were $72,000 and $98,000, respectively, compared to $140,000 and $272,000 for the comparable periods in 2001.  The decrease in interest and other income for the quarter and six months ended June 30, 2002 compared to prior periods was primarily due to lower rates offered for our cash investments.

              Interest expense for the quarter and six months ended June 30, 2002 were $6,300 and $28,000, respectively, compared to $75,000 and $174,000 for the comparable periods in 2001.  The decrease in interest expense for the quarter and six months ended June 30, 2002 compared to prior periods was primarily due to lower outstanding debt.

Liquidity and Capital Resources

              Our cash and cash equivalents balance at June 30, 2002 totaled $15.7 million, compared to $5.9 million at December 31, 2001.  The net increase in cash and cash equivalents was due to the net proceeds of approximately $15.3 million from the private placement of our common stock and warrants to purchase our common stock completed in March 2002.  Working capital at June 30, 2002 totaled $15.0 million, compared to a deficit of $2.1 million at December 31, 2001.

              On August 1, 2001, we entered into a license and trademark agreement with Pierre Fabre.  The license agreement was amended and restated on November 13, 2001.  The agreement provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for the treatment of FMS and related chronic pain syndromes in the United States and Canada.  We also have an option to include other indications in these markets.  We paid Pierre Fabre upfront payments of $1.5 million and additional payments to Pierre Fabre of up to a total of $5.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones.  If the product is commercialized, Pierre Fabre will manufacture the active ingredients used in the commercial product and we will pay Pierre Fabre a transfer price and royalties based on net sales.  Pierre Fabre retains the right to sell products developed by us for FMS and related chronic pain syndromes outside the United States and Canada and will pay us a royalty based on net sales for such rights.

              We believe our cash and cash equivalents balance at June 30, 2002 is sufficient to fund operations through at least the middle of 2003.  In order to successfully acquire or develop products for the diagnosis and treatment of Functional Somatic Syndromes, including FMS,  we will be required to raise additional capital. The amount of capital we require is dependent upon many factors, including the following: the costs associated with the research, development and potential commercialization of milnacipran, the costs of in-licensing drug candidates for the treatment of Functional Somatic Syndromes, the costs and results associated with the clinical trials designed for any new developed and/or acquired product, results of research and development efforts, the FDA regulatory process, and the costs of commercialization of products and potential competitive and technological advances.  Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs.  Although we will seek to raise additional capital through a combination of additional equity or debt sources, we may not be able to raise additional capital through such sources and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we will be required to delay, scale back or eliminate some or all of our planned research and development activities related to the development of milnacipran or additional product opportunities.

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

Critical Accounting Policies and Estimates

              Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulation of the SEC. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patent costs and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see also the notes to our financial statements).

Revenue Recognition

              In accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statement, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.  Revenue is deferred for fees received before earned.

              Under the terms of the First Restructured Agreement, we received $8.0 million in January 2001 in exchange for a license to Fresenius, which was royalty-free for the 10,000 unit sales for each of the first five years, with a royalty of $200 per unit on sales exceeding 10,000 units in any year.  Cypress was to receive royalties on all unit sales after the fifth year.  We deferred the recognition of this payment over the initial prepaid period of five years.  In February 2002, Cypress and Fresenius amended certain provisions of the license agreement (the Second Restructured Agreement).  Under the Second Restructured Agreement, the initial $8.0 million payment received in January 2001 was made non-refundable under any circumstances.  The Second Restructured Agreement also eliminated the payment of royalties of PROSORBA column sales in excess of 10,000 in the first five years of the agreement and eliminated all royalties on PROSORBA column sales beyond five years.  A contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units and $2.0 million if they exceed 50,000 units. We will not receive any payment if the sales are less than 35,000 units.  Such payment, if any, will be due on January 30, 2008 and is nonrefundable  As a result of this amendment, we recognized the remaining deferred revenue, which amounted to $6.4 million as of December 31, 2001, as revenue during the first quarter of 2002.

Technology Licenses for Research and Development

              We expense research and development costs as incurred pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses.  In connection with our agreement with Pierre Fabre, we paid an upfront fee of $1.5 million in payments, which were accrued through December 31, 2001 under our agreement with Pierre Fabre, have been expensed.  We are also obligated to make additional payments based on meeting certain clinical and regulatory milestones.  If the drug is commercialized, we will pay Pierre Fabre a transfer price and royalties based on net sales.  Pierre Fabre retains the right to sell products developed by us for the FMS and other related chronic pain syndromes outside the United States and Canada and will pay us a royalty based on net sales for such rights.

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

              We are at an early stage of development as a biotechnology company and do not have any commercial products. With respect to our only product candidate, milnacipran, we recently began a Phase II clinical trial for the treatment of FMS. In addition, we currently only have eleven full-time employees.  Milnacipran, or any of our future product candidates, will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized.  Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates fail to be safe and effective in clinical trials, or because we have inadequate financial or other resources to pursue clinical development of the product candidate.  We do not expect to be able to market milnacipran for a number of years, if at all.  If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

Milnacipran has never been tested for the treatment of FMS, and may not be effective for treatment of such indication.

              Milnacipran, our only product candidate, has never been tested for the treatment of FMS.  Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has never been tested as a treatment for FMS and other pain disorders.  We recently began a Phase II clinical trial of milnacipran for the treatment of FMS and these clinical trials may reveal that milnacipran is not a suitable product candidate for the treatment of FMS.  If milnacipran does not prove to be a safe and effective treatment for FMS, our business would be materially harmed and our stock price would decline.

The FDA approval of milnacipran or any future product candidate is uncertain.

              Milnacipran is in the early stages of development and even if our clinical trials are successful, we may not receive required regulatory clearance from the FDA, or any other regulatory body to commercially market and sell milnacipran, or the clearance may take longer than we anticipate.  We recently began a Phase II clinical trial of milnacipran for the treatment of FMS and this trial may take longer than we anticipate or be terminated for a variety of reasons.  The regulatory clearance process typically takes many years and is extremely expensive.  Regulatory clearance is never guaranteed.  If we fail to obtain regulatory clearance for milnacipran or future product candidates, we will be unable to market and sell any products and therefore may never be profitable.

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

•	A product candidate may not be safe or effective;
•	FDA officials may interpret data from preclinical testing and clinical trials in different ways than we interpret such data;
•	The FDA might not approve our manufacturing processes or facilities, or the processes or facilities of any future collaborators; and
•	The FDA may change its approval policies or adopt new regulations.

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

              We currently have only eleven full-time employees.  We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials.  We are using the services of Scirex Corporation to conduct our clinical trials with respect to milnacipran.  Because we do not conduct these trials, we must rely on the efforts of others and cannot always predict accurately the timing of such trials, the costs associated with such trials or the procedures to be followed for such trials.  We do not anticipate increasing our personnel for the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials.

If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize our products.

              Because we currently have a staff of eleven employees, we have virtually no ability to directly sell, market or distribute any product we may develop.  To directly market and distribute any product we may develop we must build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities.  Alternatively, we may obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force.  We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms.  To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

We will need additional capital.

              We expect that we will spend substantial amounts on research, development and commercialization of milnacipran, including amounts spent for clinical supplies and conducting clinical trials and on any of our future product candidates and general operations.  We do not have committed external sources of funding and we expect that we will need to raise additional capital through the sale of equity or debt sources. The amount of capital will be dependent upon many factors, including some of those set forth in other sections of this report. The actual costs of development of our products may exceed our expectations.  In addition, it may not be possible to raise additional capital from any source.  If we are unable to raise additional capital when we need it or on acceptable terms, we may have to significantly delay, scale back or discontinue the development of milnacipran or any of our future programs, clinical trials or other aspects of our operations.  We may also have to seek corporate collaborators at an earlier stage than would be desirable to maximize the rights to future product candidates or relinquish or license rights to technologies or product candidates on terms that are less favorable to us than might otherwise be available.  The inability to raise additional capital would materially harm our business and stock price.

We have a history of operating losses and we may never be profitable.

              We have incurred substantial losses during our history.  As of June 30, 2002, we had an accumulated deficit of approximately $101.0 million.  Our ability to become profitable will depend upon our ability to develop, market and commercialize milnacipran with sufficient sales volumes to achieve profitability and our ability to develop, market and commercialize any other products.  During the six months ended June 30, 2002, we recognized $6.4 million into revenue due to the restructuring of our agreement with Fresenius.  This payment had previously been received by us and will not reoccur. We do not expect to be profitable in the foreseeable future and may never achieve profitability.

We may engage in strategic transactions that fail to enhance stockholder value.

              From time to time we consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives with the goal of maximizing stockholder value. We will continue to evaluate other potential strategic transactions and alternatives that we believe may enhance stockholder value. We may never complete a strategic transaction(s) and in the event that we do complete a strategic transaction(s), it may not be consummated on terms favorable to us. Further, although our goal is to maximize stockholder value, such transactions may impair stockholder value or otherwise adversely affect our business and the trading price of our stock. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

Our competitors may develop and market products that are less expensive, more effective or safer, which may diminish or eliminate the commercial success of any products we may commercialize.

              The biotechnology market is highly competitive.  Large pharmaceutical and biotechnology companies have developed or are attempting to develop, products that will compete with our products.  It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete.  It is also possible that our competitors will commercialize competing products before any of our products are marketed.  Although we began clinical trials for milnacipran in March 2002, and assuming that we are able to eventually market milnacipran for the treatment of FMS, it is possible that our competitors may market a product for the treatment of FMS before we do.  We expect that, in the treatment of Function Somatic Syndromes, competition from other biopharmaceutical companies, pharmaceutical companies, universities and pubic and private research institutions will increase.  Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

              The composition of matter patent for milnacipran will expire in 2002.  We recently filed a new patent application directed to certain methods of using milnacipran and are working with Pierre Fabre to secure patent protection for certain formulations of milnacipran.  However, we may not be able to secure any additional patent protection and, if we do not, we expect we will need to rely on the Hatch-Waxman Act for an exclusivity period during which generic manufacturers would not be able to manufacture milnacipran.  The patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions.  We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others.  Any patent or other infringement litigation by or against us could result in significant expense to us including diversion of the resources of management.

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

              The use of the PROSORBA column, may result in adverse side effects to the end-users that could expose us to product liability claims.  Although Fresenius has assumed all responsibilities associated with the PROSORBA column, including maintaining insurance, we may still be named in any lawsuit.  In addition, since we are conducting clinical trials on human using milnacipran, we face the risk that the use of milnacipran will result in adverse effects. We cannot predict all possible harm or side effects that may result from treatment of patients with milnacipran or any of our future products and therefore, the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities.  We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.

We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income.

              Sales of our common stock in September 1991 and October 1997 and March 2002 caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable.  This limitation will allow us to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes.  Based upon the limitations of Section 382, we may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any.  To the extent not used by us, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire.  All unused net operating losses will expire 15 years after any year in which they were generated.  Approximately $4.7 million in net operating losses expired in 2001 and will continue to expire in 2002.  As a result of the sale of common stock, ownership changes occurred in 1991, 1997 and 2002, use of net operating loss carryforwards will be limited to a prescribed amount in each successive year.

Issuance of shares in connection with financing transactions, including collaborations or under stock option plans and outstanding warrants may be dilutive.

              If in the future, we raise additional funds by issuing stock or warrants to purchase our stock, further dilution to you may result.  Future investors may receive rights that are superior or favorable to your rights.  We may also issue stock in connection with corporate collaborations and that will cause dilution to your ownership.  We maintain stock option plans under which employees, directors and consultants may acquire shares of our common stock through the exercise of stock options and other purchase rights.  We also have warrants to purchase 4,358,882 shares our common stock that are outstanding.  You will incur dilution upon exercise of our outstanding options and warrants.

Our stock price will likely be volatile.

              The market prices of technology companies, particularly biotechnology companies, have been highly volatile and our stock price has been volatile.  Our stock price has been and may continue to be affected by this type of market volatility, as well as by our own performance.  The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

•	The development of milnacipran;
•	Developments in our relationship with Pierre Fabre or any future corporate collaborators;
•	Announcements of technological innovations or new products by us or our competitors;
•	Developments in patent or other proprietary rights;
•	Fluctuations in our operating results;
•	Litigation initiated by or against us;
•	Developments in domestic and international governmental policy or regulation; and
•	Economic and other external factors or other disaster or crisis.

The concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

              As of July 1, 2002, our executive officers, directors and stockholders who hold at least 5% of our stock control approximately 69% of our outstanding common stock.  If these officers, directors and principal stockholders act together, they will be able to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of our directors, the election of the members of our board of directors, approvals of amendments to our certificate of incorporation or bylaws, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions.  This concentration of ownership could also depress our stock price.

PART II

Item 1 – Legal Proceedings

            From time to time we are involved in certain litigation arising out of our operations.  We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

Item 2 – Changes in Securities and Use of Proceeds

            Not applicable

Item 3 – Defaults Upon Senior Securities

            Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders (the “Annual Meeting”) of the Company was held on July 25, 2002.  The Company had 13,158,186 shares of common stock outstanding and entitled to vote as of June 13, 2002, the date of record of the meeting. At the meeting holders of a total of 7,172,910 shares of common stock were present in person or represented by proxy. The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:

(1) For the elections of the nominee directors that will hold office until the annual meeting of stockholders in 2005:

	For	Withheld Authority or Against
Larry J. Kessel	7,060,349	112,561
Charles B. Nemeroff	7,034,337	138,573

The Company’s Board of Directors is comprised of the individuals elected this year and the following directors for completing the following terms:  Martin B. Keller, M.D and Jay D. Kranzler, M.D., Ph.D whose terms expire in 2003, and Jack Vaughn and Samuel D. Anderson whose terms expire in 2004.

(2) To ratify the Board’s selection of Ernst & Young LLP to continue as the Company’s independent auditors for the fiscal year ending December 31, 2002.

For	Against	Abstained
7,150,128	13,768	9,014

Item 5 – Other Information

            Not applicable

Item 6 – Exhibits and Reports on Form 8-K

            (a) Exhibits:

99.1 Certification pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. § 1350 as adopted)

            (b) Reports on Form 8-K:

None

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cypress Bioscience, Inc.

Date: August 14, 2002	By:	/s/ Jay D. Kranzler

Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 14, 2002	By:	/s/ Sabrina Martucci Johnson

Chief Financial Officer and Vice President