Form 10-Q
period 2002-09-30
CYPRESS BIOSCIENCE INC
filed 2002-11-13
CIK 716054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002,

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

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

          At November 8, 2002, 13,181,887 shares of Common Stock of the Registrant were outstanding.

This filing, without exhibits, contains 26 pages.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$13,828,394	$5,867,083
Restricted cash	—	605,240
Prepaid expenses	111,007	61,244
Debt acquisition costs	—	6,992

Total current assets	13,939,401	6,540,559
Property and equipment, net	151,017	126,980
Other assets	35,842	17,569

Total assets	$14,126,260	$6,685,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$302,379	$646,745
Accrued compensation	71,041	86,146
Accrued liabilities	312,028	965,530
Deferred revenue	—	6,400,000
Current portion of long-term obligations (Note 5)	12,776	555,630

Total current liabilities	698,224	8,654,051
Deferred rent	2,244	—
Long-term obligation, net of current portion (Note 5)	54,747	—
Stockholders’ equity (deficit):
Common stock, $.02 par value; 60,000,000 shares of common stock authorized, 13,181,887 and 6,349,221 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively; 15,000,000 shares of preferred stock authorized, 0 shares issued and outstanding at September 30, 2002 and December 31, 2001	263,638	126,984
Additional paid-in capital	116,084,606	101,580,267
Shareholder receivable (Note 6)	(189,973)	(189,973)
Accumulated deficit	(102,787,226)	(103,486,221)

Total stockholders’ equity (deficit)	13,371,045	(1,968,943)

Total liabilities and stockholders’ equity (deficit)	$14,126,260	$6,685,108

See accompanying notes to consolidated financial statements.

Note:  The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue:
Revenue from Fresenius agreement (Note 3)	$—	$400,000	$6,400,000	$1,200,000
Costs and expenses:
Research and development	1,237,860	1,644,601	4,101,984	2,101,610
General and administrative	618,328	1,166,382	2,510,681	3,524,128
Compensation expense – variable stock options (Note 6)	—	314,919	(784,874)	508,715

Total costs and expenses	1,856,188	3,125,902	5,827,791	6,134,453
Other income (expense):
Interest and other income, net	59,321	92,426	157,405	364,721
Interest expense	(2,926)	(58,640)	(30,619)	(232,836)

	56,395	33,786	126,786	131,885

Net income (loss)	$(1,799,793)	$(2,692,116)	$698,995	$(4,802,568)

Net income (loss) per share – basic	$(0.14)	$(0.42)	$0.06	$(0.77)

Shares used in computing net income (loss) per share -basic	13,181,887	6,342,553	11,004,525	6,218,698

Net income (loss) per share – diluted	$(0.14)	$(0.42)	$0.06	$(0.77)

Shares used in computing net income (loss) per share - diluted	13,181,887	6,342,553	11,144,824	6,218,698

     See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating Activities
Net income (loss)	$698,995	$(4,802,568)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	60,087	57,493
Loss on sale and disposal of assets	3,352	16,714
Assets held for sale	—	(1,975)
Stock and stock options issued for services and expenses	97,617	152,170
Compensation expense – variable stock options (Note 6)	(784,874)	508,715
Deferred revenue	(6,400,000)	(1,200,000)
Changes in operating assets and liabilities, net	(1,078,765)	23,321

Net cash used by operating activities	(7,403,588)	(5,246,130)
Investing Activities
Release (deposit) of restricted cash	605,240	(995,067)
Proceeds from Fresenius agreement (Note 3)	—	8,000,000
Proceeds from sale of assets to Fresenius	—	12,000
Purchase of equipment	(5,484)	(75,400)

Net cash provided by investing activities	599,756	6,941,533
Financing Activities
Proceeds from exercise of stock options and warrants	—	146,091
Proceeds from private placement of common stock and warrants	16,972,523	—
Proceeds from issuance of warrants	6,871	—
Payment of private placement fees	(1,650,519)	—
Payment of notes payable	(555,630)	(1,459,785)
Payment of capital lease obligations	(7,477)	—
Cash used to repurchase stock	(625)	—

Net cash provided (used) by financing activities	14,765,143	(1,313,694)
Increase in cash and cash equivalents	7,961,311	381,709
Cash and cash equivalents at beginning of period	5,867,083	7,102,317

Cash and cash equivalents at end of period	$13,828,394	$7,484,026

Supplemental disclosure of cash flow information
Equipment acquired under capital leases	$75,000	$—

Interest paid	$23,627	$180,879

     See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business

          We are committed to being the innovator and commercial leader in providing products for the diagnosis and treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders.  Our goal is to be the first to market a product approved in the United States for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes.  Our business strategy is focused on combining novel technology and clinical development of well-characterized drugs that we believe offer strong potential to help patients with Functional Somatic Syndromes.  We licensed our first clinical candidate for the treatment of FMS and other related chronic pain syndromes, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre.  We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS.

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

          On January 19, 2001, we restructured our agreement with Fresenius, referred to as the First Restructured Agreement.  Pursuant to the terms of the First Restructured Agreement, Fresenius assumed all of the sales, marketing and clinical efforts associated with the PROSORBA column worldwide.  We received an upfront payment of $8.0 million, a portion of which reflected prepaid royalties on the sales of 10,000 PROSORBA columns in any year during the initial five years of the agreement.  The First Restructured Agreement eliminated the profit sharing and expense sharing provisions, and we were entitled to receive additional royalties for any sales in excess of the 10,000 PROSORBA columns.  Pursuant to the First Restructured Agreement, we also transferred to Fresenius certain of our assets associated with the PROSORBA column, including the Food and Drug Administration Pre-Market Approval. In addition, Fresenius assumed the liability under a lease for a facility in Redmond, Washington and obligations under contracts relating to the PROSORBA column, including royalty obligations under assigned patent licenses.  We also assigned a distribution agreement for the territory of Canada to Fresenius, but retained ownership of the patents and trademarks for the PROSORBA column.

          In light of lower sales than we and Fresenius anticipated, we and Fresenius determined to implement a different set of economic terms.  As a result, the agreement was further restructured on February 1, 2002, referred to as the Second Restructured Agreement.  Under the Second Restructured Agreement, we agreed that the $8.0 million upfront fee would cover all sales of the PROSORBA column in the initial seven-year period commencing January 2001 and that it was non-refundable under any circumstances.  We are not entitled to any additional royalty payments during the initial seven-year period of the agreement.  In addition, whereas under the First Restructured Agreement, we were entitled to certain royalty payments on sales of the PROSORBA column after January 2006, pursuant to the terms of the Second Restructured Agreement, a contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units.  Such payment, if any, will be due on January 30, 2008 and is non-refundable.  Prior to these modifications, we had accounted for the initial $8.0 million payment as deferred revenue, and had amortized this amount on a straight-line basis over five years, at the rate of $400,000 per quarter.  As a result of these modifications, we recognized the remaining deferred revenue as of February 2002, which amounted to $6.4 million, as revenue in the first quarter of 2002.

4.       Net Income (Loss) Per Share

          Net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards Board’s No. 128, Earnings per share (“FAS 128”).  FAS 128 requires presentation of basic and diluted net income (loss) per share.  Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using either the as-if-

converted method for mandatorily convertible notes and convertible preferred stock or the treasury stock method for options and warrants. Common stock equivalents are not considered in loss periods because the effect is antidilutive.  Shares used in calculating basic and diluted net income (loss) per share were as follows:

	Three months ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Weighted average common shares outstanding – shares used in calculating per share amounts - basic	13,181,887	6,342,553	11,004,525	6,218,698
Effect of dilutive common share equivalents – stock options outstanding	—	—	140,299	—

Shares used in calculating per share amounts - diluted	13,181,887	6,342,553	11,144,824	6,218,698

5.       Long -Term Obligation

          The long-term obligation consists of capital leases for office equipment purchased in March 2002.  The lease expires in February 2007.  Minimum lease payments over the lease term at September 30, 2002 totaled $84,005, including interest of $16,482.

          At December 31, 2001, we had a long-term obligation related to a loan of $555,630.  This amount was paid by September 2002.  Prior to the sale of PROSORBA column related assets to Fresenius, the loan was secured by certain of our assets.  In January 2001, the debt covenants associated with the loan were restructured, and the loan was secured with an interest bearing restricted cash account held as collateral by the lender, reported as restricted cash on the balance sheet.  This interest bearing restricted cash has been used to retire the loan over its term.

6.       Stockholder’s Equity

Private Placement of Our Common Stock and Warrants to Purchase Common Stock

          We completed a private placement of 6,871,467 shares of our common stock and warrants to purchase 3,435,726 shares of our common stock in March 2002.  For each two shares of common stock bought, the purchaser received a warrant to acquire one share of common stock at $3.0875 per share, a premium to the then-current market price. The purchase price for the combined security was $2.47. A special stockholder’s meeting pursuant to which we solicited and received stockholder approval of the financing occurred on March 25, 2002.  We received proceeds of approximately $15.3 million, net of placement costs and fees of approximately $1.7 million.  In addition, in March 2002, in connection with the private placement, we issued warrants to purchase 889,575 shares of our common stock to various placement agents.

Stock Option Cancel and Regrant Program

          In June 2001, we implemented an option cancel and regrant program. Pursuant to the program, the exercise price of certain options held by certain of our executive officers and directors were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the option cancel and re-grant program was effected. As a condition to participating in the option cancel and regrant program, optionees who elected to surrender their old options for the replacement options had to exercise at least twenty percent of the replacement options on June 27, 2001.  In addition, the replacement options expire no later than the earlier of the expiration date of the original option grant or June 27, 2006.  Dr. Kranzler exercised his options to purchase 101,319 shares of common stock pursuant to a promissory note that was issued by us and is secured by his stock.  The outstanding principal amount of the promissory note is due on June 27, 2006, and the interest is payable annually.  The principal amount of the loan is $189,973, and the interest rate is variable, adjusted monthly and is two points above the federal funds rate.

          As a result of the program, we granted options to purchase 618,738 shares of our common stock. In accordance with FASB Interpretation No. 44 (“FIN 44”) Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25, the shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period.  As a result, we recorded stock compensation expense approximating $785,000 for the year ended December 31, 2001.  During the first nine months of 2002, the intrinsic value of the common stock underlying the options declined.  In accordance with FIN 44, for the quarter ended March 31, 2002, we reversed $10,000 of the cumulative charge of $785,000.  Due to the continued decline of our stock price, for the quarter ended June 30, 2002, we reversed the remaining $775,000 of the cumulative $785,000 charge.  As our stock price has not exceeded the $2.50 exercise price of the regranted options, and there was a complete offset for the cumulative compensation charge of $785,000, no charge was necessary for the quarter ended September 30, 2002.

7.       Reformulation and New Product Agreement

          In August 2002, we entered into a Reformulation and New Product Agreement (“Agreement”) with Collegium Pharmaceutical, Inc. (“Collegium”) pursuant to which Collegium shall attempt to develop reformulations of milnacipran and new products that are analogs of milnacipran.  We paid Collegium an upfront payment, which has been expensed pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the products is uncertain and the technology has no alternative uses.  Additionally, the Agreement provides for a project management fee to Collegium.  During a specified time period during the Agreement, in the event we exercise our option to acquire an exclusive license to technology developed under this Agreement, we would be obligated to pay Collegium certain milestone payments, as well as potential royalty payments based on the net sales of reformulated or new products. Additionally, in October 2002, we entered into a Common Stock Issuance Agreement with Collegium, pursuant to which Collegium may elect to be issued shares of our common stock, subject to certain conditions, in lieu of cash, for milestone payments.

8.       Reclassification

          Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on our previously stated financial statements.

9.       Employment Agreement

          On August 26, 2002, we amended our current employment agreement with Dr. John Bonfiglio, our Executive Vice President and Chief Operating Officer.  We and Dr. Bonfiglio mutually agreed that his employment agreement would terminate effective November 18, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties.  Our actual results could differ materially from those discussed below and elsewhere in this 10Q including “Risk Factors”.  Factors that could cause or contribute to such differences include, without limitation, those discussed in this section, as well as other sections of this 10Q, including “Risk Factors” and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2001.

Company Overview

          We are committed to being the innovator and commercial leader in providing products for the diagnosis and treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders.  Our goal is to be the first to market a product approved in the United Stated for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes.  Our business strategy is focused on combining novel technology and clinical development of well-characterized drugs that we believe offer strong potential to help patients with Functional Somatic Syndromes.

          We licensed our first clinical candidate for the treatment of FMS and other related chronic pain syndromes, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre.  We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS.  Assuming that we receive approval to market milnacipran, which we do not anticipate receiving for several years, if at all, we intend to seek a partner to manufacture and co-promote milnacipran to primary care physicians. In addition, we have in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives that we believe may enhance stockholder value.  We expect to continue to do so in the future.

          As of September 30, 2002, we had working capital of approximately $13.2 million and an accumulated deficit of approximately $102.8 million.  Our future success depends on our ability to develop and market new products for the treatment of Functional Somatic Syndromes, such as FMS, and other related chronic pain and central nervous system disorders.

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

          On January 19, 2001, we restructured our agreement with Fresenius, referred to as the First Restructured Agreement.  Pursuant to the terms of the First Restructured Agreement, Fresenius assumed all of the sales, marketing and clinical efforts associated with the PROSORBA column worldwide.  We received an upfront payment of $8.0 million, a portion of which reflected prepaid royalties on the sales of 10,000 PROSORBA columns in any year during the initial five years of the agreement.  The First Restructured Agreement eliminated the profit sharing and expense sharing provisions, and we were entitled to receive additional royalties for any sales in excess of the 10,000 PROSORBA columns.  Pursuant to the First Restructured Agreement, we also transferred to Fresenius certain of our assets associated with the PROSORBA column, including the Food and Drug Administration Pre-Market Approval. In addition, Fresenius assumed the liability under a lease for a facility in Redmond, Washington and obligations under contracts relating to the PROSORBA column, including royalty obligations under assigned patent licenses.  We also assigned a distribution agreement for the territory of Canada to Fresenius, but retained ownership of the patents and trademarks for the PROSORBA column.

          In light of lower sales than we and Fresenius anticipated, we and Fresenius determined to implement a different set of economic terms.  As a result, the agreement was further restructured on February 1, 2002, referred to as the Second Restructured Agreement.  Under the Second Restructured Agreement, we agreed that the $8.0 million upfront fee would cover all sales of the PROSORBA column in the initial seven-year period commencing January 2001 and that it was non-refundable under any circumstances.  We are not entitled to any additional royalty payments during the initial seven-year period of the agreement.  In addition, whereas under the First Restructured Agreement, we were entitled to certain royalty payments on sales of the PROSORBA column after January 2006, pursuant to the terms of the Second Restructured Agreement, a contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units.  Such payment, if any, will be due on January 30, 2008 and is non-refundable.  Prior to these modifications, we had accounted for the initial $8.0 million payment as deferred revenue, and had amortized this amount on a straight-line basis over five years, at the rate of $400,000 per quarter.  As a result of these modifications, we recognized the remaining deferred revenue as of February 2002, which amounted to $6.4 million, as revenue in the first quarter of 2002.

Results of Operations

          We had no revenue for the quarter ended September 30, 2002 and revenues of $6.4 million for the nine months ended September 30, 2002 compared to revenues of $400,000 and $1,200,000 for the quarter and nine months ended September 30, 2001, respectively.  Pursuant to the Second Restructured Agreement with Fresenius, the agreement was modified to clarify that the $8.0 million upfront fee received under the First Restructured Agreement was not refundable under any circumstances and therefore, the entire $6.4 million that was the remaining deferred revenue as of December 31, 2001 was recognized as revenue in the first quarter of 2002.  Revenues for 2001 consisted of the first year of amortization of the upfront payment.  For the year 2001, this upfront payment was recognized as revenue on a straight-line basis over a five-year term, and we recognized $400,000 of revenue each quarter.

          As a result of the modification to our agreement with Fresenius reflected in the Second Restructured Agreement, the 2002 and 2001 revenues are not comparable.  In addition, as a result of this modification, we will not recognize additional revenue, if any, under our agreement with Fresenius until at the earliest, January 30, 2008, when we may receive a one-time payment of $1.0 million, $2.0 million or no payment at all.  We currently do not have any agreements pursuant to which we expect to receive any revenue.

          Total operating expenses for the quarter and nine months ended September 30, 2002 were $1.9 million and $5.8 million, respectively, compared to $3.1 million and $6.1 million for the comparable periods in 2001.  The decrease in operating expenses for the quarter ended September 30, 2002 compared to the same period in 2001 was due to the payment of a $750,000 licensing fee to Pierre Fabre (non-recurring) during the third quarter of 2001, lower business development costs and no compensation expense recognized in connection with the option cancel and regrant program.  The decrease in operating expenses for the nine months ended September 30, 2002 compared to the same period in 2001 was due to lower business development costs and the reversal of compensation expense resulting from the option cancel and regrant program, partially offset by costs associated with the commencement of a Phase II clinical trial for milnacipran in the first quarter of 2002.  We anticipate that total operating expenses in the fourth quarter of 2002 will be comparable to the level of the third quarter of 2002.

          Research and development expenses for the quarter and nine months ended September 30, 2002 were $1.2 million and $4.1 million, respectively, compared to $1.6 million and $2.1 million for the comparable periods in 2001.  The decrease in research and development expenses of $407,000 for the quarter ended September 30, 2002 compared to the same period in 2001 was due to the payment of a $750,000 licensing fee to Pierre Fabre (non-recurring) during the third quarter of 2001, partially offset by costs incurred in connection with the Phase II clinical trial for milnacipran.  The increase in research and development expenses for the nine months ended September 30, 2002 when compared to the same period in 2001 was due to the costs associated with the commencement of the Phase II clinical trial for milnacipran, including expenses for clinical research organization and trial consultants, pre-clinical research and the costs of producing clinical supplies of milnacipran for the Phase II clinical trial and other FMS related studies.  The increase in research and development costs related to milnacipran was partially offset by decreased costs related to the development of Cyplex, an alternative to traditional platelet transfusions.  We are not currently developing Cyplex and are continuing to consider our alternatives with respect to Cyplex.  We anticipate that research and development costs in the fourth quarter of 2002 will be comparable to the level of the third quarter of 2002.

          General and administrative expenses for the quarter and nine months ended September 30, 2002 were $618,000 and $2.5 million, respectively, compared to $1.2 million and $3.5 million for the comparable periods in 2001.  The decrease in general and administrative expenses for the quarter and nine months ended September 30, 2002 compared to the prior periods was due to lower business development costs related to the licensing of potential drug candidates for FMS.  The decrease for the nine months ended September 30, 2002 was partially offset by increased costs associated with the implementation of a database for our physician and patient registries focused on patients with FMS and physicians that treat patients with FMS.  We anticipate that general and administrative expenses for the fourth quarter of 2002 will be comparable to the level of the third quarter of 2002.

          Compensation expenses for the quarter and nine months ended September 30, 2002 were $0 and ($785,000), respectively, compared to $315,000 and $509,000 for the comparable periods in 2001.  In June 2001, we entered into an option cancel and regrant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25. As a result, we recorded stock compensation expense totaling approximately $785,000 for the year ended December 31, 2001.  During the first nine months of 2002, the intrinsic value of the common stock underlying the options declined.  In accordance with FIN 44, for the quarter ended March 31, 2002, we reversed $10,000 of the cumulative charge of $785,000.  Due to the continued decline of our stock price, for the quarter ended June 30, 2002, we reversed the remaining $775,000 of the cumulative $785,000 charge.  Due to a complete offset as of June 30, 2002 for the cumulative compensation charge of $785,000 and the continued decline in our stock price, we did not record any compensation expense during the quarter ended September 30, 2002.

          Interest and other income, net, for the quarter and nine months ended September 30, 2002 were $59,000 and $157,000, respectively, compared to $92,000 and $365,000 for the comparable periods in 2001.  The decrease in interest and other income for the quarter and nine months ended September 30, 2002 compared to prior periods was primarily due to lower rates offered for our cash investments.

          Interest expense for the quarter and nine months ended September 30, 2002 was $3,000 and $31,000, respectively, compared to $59,000 and $233,000 for the comparable periods in 2001.  The decrease in interest expense for the quarter and nine months ended September 30, 2002 compared to prior periods was primarily due to lower outstanding debt.

Liquidity and Capital Resources

          Our cash and cash equivalents balance at September 30, 2002 totaled $13.8 million compared to $5.9 million at December 31, 2001.  The net increase in cash and cash equivalents was due to the net proceeds of approximately $15.3 million from the private placement of our common stock and warrants to purchase our common stock completed in March 2002, offset by cash used in operations of $7.4 million for the nine months ended September 30, 2002.  Working capital at September 30, 2002 totaled $13.2 million compared to a deficit of $2.1 million at December 31, 2001.

          On August 1, 2001, we entered into a license agreement and a trademark agreement with Pierre Fabre.  The license agreement was amended and restated on November 13, 2001.  The license agreement provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for the treatment of FMS and related chronic pain syndromes in the United States and Canada.  We also have an option to include other indications in these markets.  We paid Pierre Fabre upfront payments of $1.5 million and additional payments to Pierre Fabre of up to a total of $5.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones.  If the product is commercialized, Pierre Fabre will manufacture the active ingredients used in the commercial product, and we will pay Pierre Fabre a transfer price and royalties based on net sales.  Pierre Fabre retains the right to sell products developed by us for FMS and related chronic pain syndromes outside the United States and Canada and will pay us a royalty based on net sales for such rights.

          In August 2002, we entered into a Reformulation and New Product Agreement (“Agreement”) with Collegium Pharmaceutical, Inc. (“Collegium”) pursuant to which Collegium shall attempt to develop reformulations of milnacipran and new products that are analogs of milnacipran.  We paid Collegium an upfront payment, which has been expensed pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the products is uncertain and the technology has no alternative uses.  Additionally, the Agreement provides for a project management fee to Collegium.  During a specified time period during the Agreement, in the event we exercise our option to acquire an exclusive license to technology developed under this Agreement, we would be obligated to pay Collegium certain milestone payments, as well as potential royalty payments based on the net sales of reformulated or new products. Additionally, in October 2002, we entered into a Common Stock Issuance Agreement with Collegium, pursuant to which Collegium may elect to be issued shares of our common stock, subject to certain conditions, in lieu of cash, for milestone payments.

          Based on our current business plan, we believe our cash and cash equivalents balance at September 30, 2002 is sufficient to fund operations through the end of 2003.  In order to successfully continue to develop milnacipran and acquire or develop additional products for the diagnosis and treatment of Functional Somatic Syndromes, including FMS, we will be required to raise additional capital. The amount of capital we require is dependent upon many factors, including the following: the costs associated with the research, development and potential commercialization of milnacipran, the costs of in-licensing drug candidates for the treatment of Functional Somatic Syndromes, the costs and results associated with the clinical trials designed for any new developed and/or acquired product, results of research and development efforts, the FDA regulatory process, the costs of commercialization of products and potential competitive and technological advances.  Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs.  Although we will seek to raise additional capital through a combination of additional equity or debt financings, we may not be able to raise additional capital through such sources and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we will be required to delay, scale back or eliminate some or all of our planned research and development activities related to the development of milnacipran or additional product opportunities.

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

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulation of the SEC.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patent costs and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (also see the notes to our financial statements included on our report on Form 10-K for the year ended December 31, 2001).

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

          Under the terms of the First Restructured Agreement, we received $8.0 million in January 2001 in exchange for a license to Fresenius, which was royalty-free for the first 10,000 units of sales for each of the first five years, and a royalty of $200 per unit on sales exceeding 10,000 units in any year.  We were entitled to receive royalties on all unit sales after the fifth year.  We originally deferred the recognition of this payment over the initial prepaid period of five years.  In February 2002, we and Fresenius amended certain provisions of the license agreement in the form of the Second Restructured Agreement.  Under the Second Restructured Agreement, the initial $8.0 million payment received in January 2001 was made non-refundable under any circumstances.  The Second Restructured Agreement also eliminated the payment of royalties on PROSORBA column sales in excess of 10,000 in the first five years of the agreement and eliminated all royalties on PROSORBA column sales beyond five years.  A contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, and $2.0 million if they exceed 50,000 units.  We will not receive any payment if the sales are less than 35,000 units.  Such payment, if any, will be due on January 30, 2008 and is non-refundable.  As a result of this amendment, we recognized the remaining deferred revenue, which amounted to $6.4 million as of December 31, 2001, as revenue during the first quarter of 2002.

Technology Licenses for Research and Development

          We expense research and development costs as incurred pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses.  In connection with our agreement with Pierre Fabre, we paid upfront fees of $1.5 million and are also obligated to make additional payments based on meeting certain clinical and regulatory milestones.  The total payments to date of $1.5 million, $750,000 of which was paid as of December 31, 2001 and the remaining $750,000 was accrued as of December 31, 2001 and paid in the first quarter of 2002, have been expensed pursuant to SFAS No. 2.  If the drug is commercialized, we will pay Pierre Fabre a transfer price and royalties based on net sales.  Pierre Fabre retains the right to sell products developed by us for FMS and other related chronic pain syndromes outside the United States and Canada and will pay us a royalty based on net sales for such rights.

Stock Based Compensation

          We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, as amended by SFAS No. 123 (“FAS 123”), Accounting for Stock Based Compensation. Accordingly, we recognize no compensation expense for stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of grant. The value of options or stock awards issued to non-employees have been determined in accordance with FAS 123 and Emerging Issues Task Force No.96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with selling Goods and Services, and are periodically re-measured as the options vest.

          In June 2001, Cypress entered into an option cancel and regrant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation - An Interpretation of APB 25. As a result, we recorded stock compensation totaling approximately $785,000 for the year ended December 31, 2001.  During the nine months ended September 30, 2002, the cumulative compensation charge of $785,000 was reversed as the intrinsic value of the common stock underlying the options declined.  The intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the life of the option and amortized over the vesting period.

Valuation Allowance for Deferred Tax Assets

          A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain.  In general, companies that have a history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future taxable income within the next two years in order to realize the benefit of the deferred tax assets.  We have recorded a valuation against our deferred tax assets based on our history of losses.  The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to our effective tax rate.

Evaluation of Disclosure Controls and Procedures

          (a) Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date (the “Evaluation  Date”) within 90 days before the filing date of this  quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them by others within the entity.

          (b) Changes in internal controls. There were no significant changes in our internal  controls or to our  knowledge, in other factors, that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

Risk Factors

Due to our change of business focus, we are at an early stage of development and we do not have and may never develop any commercial drugs or other products that generate revenues.

          Fresenius is now responsible for all activities related to the PROSORBA column and is the holder of the United States Food and Drug Administration pre-market approvals and applications for the PROSORBA column.  We are now focusing our expertise and resources on developing therapeutics for the diagnosis and treatment of Functional Somatic Syndromes, such as FMS and other related chronic pain and central nervous system disorders.  In August 2001, we entered into a license agreement with Pierre Fabre, whereby we received an exclusive license to develop and sell any product with the compound milnacipran as an active ingredient for the treatment of FMS and related chronic pain syndromes.

          We are at an early stage of development as a biotechnology company and do not have any commercial products. We have only one product candidate, milnacipran, and we only began a Phase II clinical trial for the treatment of FMS in the first quarter of 2002. In addition, we currently only have eleven full-time employees.  Milnacipran, or any of our future product candidates, will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized.  Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates fail to be safe and effective in clinical trials, or because we have inadequate financial or other resources to pursue clinical development of the product candidate.  We do not expect to be able to market milnacipran for a number of years, if at all.  If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

Milnacipran has never been tested for the treatment of FMS, and may not be effective for treatment of such indication.

          Milnacipran, our only product candidate, has never been tested for the treatment of FMS.  Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has never been tested as a treatment for FMS and other pain disorders.  Our clinical trials may reveal that milnacipran is not a suitable product candidate for the treatment of FMS.  If milnacipran does not prove to be a safe and effective treatment for FMS, our business would be materially harmed and our stock price would decline.

The FDA approval of milnacipran or any future product candidate is uncertain.

          Milnacipran is in the early stages of development and even if our clinical trials are successful, we may not receive required regulatory clearance from the FDA, or any other regulatory body to commercially market and sell milnacipran, or the clearance may take longer than we anticipate.  Additionally, our current Phase II clinical trial may take longer than we anticipate or be terminated for a variety of reasons.  The regulatory clearance process typically takes many years and is extremely expensive.  Regulatory clearance is never guaranteed.  If we fail to obtain regulatory clearance for milnacipran or future product candidates, we will be unable to market and sell any products and therefore may never be profitable.

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

We will need additional capital.

          We will spend substantial amounts on research, development and commercialization of milnacipran, including amounts spent for clinical supplies and conducting clinical trials and on any of our future product candidates and general operations.  We do not have committed external sources of funding, and we will need to raise additional capital through the sale of equity or debt sources. The amount of capital will be dependent upon many factors, including some of those set forth in other sections of this report. The actual costs of development of our products may exceed our expectations.  In addition, it may not be possible to raise additional capital from any source, especially if weak market conditions persist for biotechnology companies.  If we are unable to raise additional capital when we need it or on acceptable terms, we may have to significantly delay, scale back or discontinue the development of milnacipran or any of our future programs, clinical trials or other aspects of our operations.  We may also have to seek corporate collaborators at an earlier stage than would be desirable to maximize the rights to future product candidates or relinquish or license rights to technologies or product candidates on terms that are less favorable to us than might otherwise be available.  Our inability to raise additional capital would materially harm our business and stock price.

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

          We currently have a staff of eleven employees and have virtually no ability to directly sell, market or distribute any product we may develop.  To directly market and distribute any product we may develop, we must build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities.  Alternatively, we may obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force.  We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms.  To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

We have a history of operating losses and we may never be profitable.

          We have incurred substantial losses during our history.  As of September 30, 2002, we had an accumulated deficit of approximately $102.8 million.  Our ability to become profitable will depend upon our ability to develop, market and commercialize milnacipran with sufficient sales volumes to achieve profitability, and our ability to develop, market and commercialize any other products.  We currently do not have any agreements under which we expect to recognize any revenue. Additionally, we do not expect to be profitable in the foreseeable future and may never achieve profitability.

We may engage in strategic transactions that fail to enhance stockholder value.

          From time to time, we consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives with the goal of maximizing stockholder value.  We will continue to evaluate other potential strategic transactions and alternatives that we believe may enhance stockholder value.  We may never complete a strategic transaction(s) and in the event that we do complete a strategic transaction(s), it may not be consummated on terms favorable to us.  Further, although our goal is to maximize stockholder value, such transactions may impair stockholder value or otherwise adversely affect our business and the trading price of our stock.  Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

Our competitors may develop and market products that are less expensive, more effective or safer, which may diminish or eliminate the commercial success of any products we may commercialize.

          The biotechnology market is highly competitive.  Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS.  It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete.  It is also possible that our competitors will commercialize competing products before any of our products are marketed, and that our competitors may market a product for the treatment of FMS before we do.  We expect that, in the treatment of Function Somatic Syndromes, competition from other biopharmaceutical companies, pharmaceutical companies, universities and pubic and private research institutions will increase.  Many of these competitors have substantially greater financial resources, technical expertise, research capabilities and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

          The composition of matter patent for milnacipran expired in June 2002.  We may not be able to secure any additional patent protection and, if we do not, we expect we will need to rely on the Hatch-Waxman Act for an exclusivity period during which generic manufacturers would not be able to manufacture milnacipran.  Even so, recent amendments to the Hatch-Waxman Act have been proposed and it, therefore, may not apply to us in the future.  The patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions.  We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others.  Any patent or other infringement litigation by or against us could result in significant expense to us, including diversion of the resources of management.

          Others have filed applications for, or have been issued, patents and may obtain additional patents and other proprietary rights competing with milnacipran or any processes.  We cannot predict the breadth of claims that will be allowed and issued in patents related to biotechnology or pharmaceutical applications.  Once patents have issued, we cannot predict how the claims will be construed or enforced.  We may infringe on intellectual property rights of others without being aware of the infringement.  If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.

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

          The use of the PROSORBA column, may result in adverse side effects to the end-users that could expose us to potential product liability claims.  Although Fresenius has assumed all responsibilities associated with the PROSORBA column, including maintaining insurance, we may still be named in any lawsuit.  In addition, since we are conducting clinical trials on humans using milnacipran, we face the risk that the use of milnacipran will result in adverse effects.  We cannot predict all possible harm or side effects that may result from the treatment of patients with milnacipran or any of our future products and therefore, the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities.  We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.

We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income.

          Sales of our common stock in September 1991, October 1997 and March 2002 caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable.  This limitation will allow us to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes.  Based upon the limitations of Section 382, we may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any.  To the extent not used by us, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire.  All unused net operating losses will expire 15 years after any year in which they were generated.  Approximately $4.7 million in net operating losses expired in 2001 and will continue to expire in 2002.  As a result of the sale of common stock, ownership changes occurred in 1991, 1997 and 2002, and the use of net operating loss carryforwards will be limited to a prescribed amount in each successive year.

Issuance of shares in connection with financing transactions, including collaborations or under stock option plans and outstanding warrants may be dilutive.

          If in the future, we raise additional funds by issuing stock or warrants to purchase our stock, further dilution to you may result.  Future investors may receive rights that are superior or favorable to your rights.  We may also issue stock in connection with corporate collaborations and that will cause dilution to your ownership.  We maintain stock option plans under which employees, directors and consultants may acquire shares of our common stock through the exercise of stock options and other purchase rights.  We also have warrants to purchase 4,358,882 shares of our common stock that are outstanding.  You will incur dilution upon exercise of our outstanding options and warrants.

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

          As of November 1, 2002, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 66% of our outstanding common stock.  If these officers, directors and principal stockholders act together, they will be able to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of our directors, the election of the members of our board of directors, approvals of amendments to our certificate of incorporation or bylaws, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions.  This concentration of ownership could also depress our stock price.

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

          Not applicable

Item 5 - Other Information

          Not applicable

Item 6 - Exhibits and Reports on Form 8-K

          (a) Exhibits:

10.1 First Amendment to the Employment Agreement dated August 26, 2002 between Cypress and John Bonfiglio.

10.2 Reformulation and New Product Agreement dated August 22, 2002 between Cypress and Collegium Pharmaceuticals, Inc. (*)

10.3 Common Stock Issuance Agreement dated October 31, 2002 between Cypress and Collegium Pharmaceuticals, Inc.

99.1 Certification pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

99.2 Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

* Confidential Treatment has been requested for certain portions of this agreement.

          (b) Reports on Form 8-K:

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS BIOSCIENCE, INC.

Date: November 13, 2002	By:	/s/ JAY D. KRANZLER

Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 13, 2002	By:	/s/ SABRINA MARTUCCI JOHNSON

Chief Financial Officer and Vice President