Form 10-K
period 2002-12-31
CYPRESS BIOSCIENCE INC
filed 2003-03-20
CIK 716054

United States
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File No. 0-12943

CYPRESS BIOSCIENCE, INC.
 (Exact name of registrant as specified in its charter)

Delaware	22-2389839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4350 Executive Drive, Suite 325
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (858) 452-2323

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 28, 2002 was $13,626,777*

The number of shares outstanding of the Registrant’s common stock as of March 14, 2003 was 13,197,226.

DOCUMENTS INCORPORATED BY REFERENCE:  None

* Calculated based on 6,988,091 shares of common stock held as of June 28, 2002 by non-affiliates and a per share market price of $1.95.  Excludes 6,193,796 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 28, 2002.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

CYPRESS BIOSCIENCE, INC.
FORM 10-K
INDEX

i.

PART I

Item 1.  Business

          Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects.  These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties.  Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-K.  Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to develop milnacipran, our ability to develop or acquire any compounds or products to treat FMS or any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-K and in our other SEC filings.

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

          Our near-term marketing strategy focuses on building valuable relationships with FMS patients and physicians with large FMS practices.  Through the use of our physician and patient registries, as well as our FMS website at www.FMSresource.com, we are attempting to gain important market information, enhance participation in our future clinical trials for milnacipran and build relationships with potential customers.

          We licensed our first clinical candidate for the treatment of FMS, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre, of Paris, France.  We have in the past evaluated various possible strategic transactions, including seeking a partner to assist us in the development and commercialization of milnacipran, potential acquisitions of products, technologies and companies, private and public financings and other alternatives that we believe may enhance stockholder value.  We expect to continue to do so in the future.

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

1.

          Status of Milnacipran Trial

          We licensed our first clinical candidate for the treatment of FMS, milnacipran, from Pierre Fabre in August of 2001.  We completed a Phase II trial clinical trial to evaluate milnacipran in the treatment of FMS in the first quarter of 2003, and we are in the process of completing a report to present the final results of the trial to the Food and Drug Administration, or the FDA.  Milnacipran, the first of a new class of agents known as NSRI’s, or Norepinephrine Serotonin Reuptake Inhibitors, shares a pharmacological profile with the tricyclic antidepressants (TCAs).  Recent published studies have indicated that these TCAs are considered the most effective drugs for treatment of FMS.  However, their usage is limited by side effects.  While milnacipran shares a pharmacologic profile with TCAs, it appears to lack the side effects associated with the latter.

          In our Phase II clinical trial, milnacipran was shown to provide statistically significant improvement in pain, the primary symptom of FMS.  Seventy percent of all milnacipran-treated patients reported overall improvement in pain compared to thirty six percent in the placebo group.  Further, thirty seven percent of milnacipran-treated patients randomized to the twice a day dosing group reported at least a fifty percent reduction in pain intensity compared to fourteen percent of patients in the placebo group.  Additionally, milnacipran-treated patients showed improvements in fatigue and depressed mood on multiple outcome measures.

          Market Opportunity

          FMS affects an estimated 2%-4% of the population worldwide and is the second most common diagnosis by rheumatologists in the United States, after osteoarthritis.  Despite the high prevalence and severity of this syndrome, there are no approved treatments specifically for FMS in the United States or elsewhere.

The PROSORBA Column

          In January 2001, Fresenius purchased most of our assets related to the PROSORBA column and assumed various related liabilities.  In February 2002, we amended certain provisions of our license and distribution agreement with Fresenius.  Under the terms of the amendment, the initial $8 million we payment received in January 2001 was made non-refundable under any circumstances.  The amendment also eliminated the payment from Fresenius to us of royalties on column sales in excess of 10,000 in any of the first five years of the agreement and eliminated all royalties on sales beyond five years.  A contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units.  Such payment, if any, will be due on June 30, 2008 and is nonrefundable

Cyplex™ , a Platelet Alternative

          We own the rights to Cyplex, an alternative to traditional platelet transfusions.  No further product development activities will be conducted for the Cyplex platelet alternative product.

Licenses and Collaborations

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

2.

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

          In August 2002, we entered into a Reformulation and New Product Agreement with Collegium Pharmaceutical, Inc. pursuant to which Collegium will attempt to develop reformulations of milnacipran and new products that are analogs of milnacipran.  We received an option to acquire an exclusive license to technology developed under this agreement for a specified time period.  We paid Collegium an upfront fee and a project management fee.  In addition, we agreed to reimburse Collegium for its out-of-pocket expenses.  In the event we exercise our option under the agreement, we would be obligated to pay Collegium certain milestone payments, as well as potential royalty payments based on the net sales of reformulated or new products.  Additionally, in October 2002, we entered into a Common Stock Issuance Agreement with Collegium, pursuant to which Collegium may elect to be issued shares of our common stock, subject to certain conditions, in lieu of cash, for milestone payments.

Patents, Trademarks and Proprietary Technology

          We believe that patents, trademarks, copyrights and other proprietary rights are important to our business.  We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.  We seek to protect our intellectual property rights by a variety of means, including patents, maintaining trade secrets and proprietary know-how, and technological innovation to develop and maintain our competitive position.  We actively seek patent protection both in the United States and internationally and have filed seven patent applications related to FMS.  It is possible that a patent application will not issue from any of our patent applications and the breadth or scope of protection allowed under any issued patents may not provide adequate protection to protect any of our future products.  We intend to attempt to enforce our patents, trademarks and brand names.  We have also obtained a license from Pierre Fabre to certain patents related to milnacipran, our only product candidate.  The composition of matter patent for milnacipran expired in June 2002.  We may not be able to secure any additional patent protection and, if we do not, we expect we will need to rely on the Hatch-Waxman Act for an exclusivity period during which generic manufacturers would not be able to manufacture milnacipran.  Even so, recent amendments to the Hatch-Waxman Act have been proposed and it, therefore, may not apply to us in the future.

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

3.

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

          The steps required before a pharmaceutical agent may be marketed in the United States include:

•	preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies
•	the submission of an investigational new drug application, or IND, to the FDA for human clinical testing, that must be accepted by the FDA before human clinical trials may commence
•	adequate and well-controlled human clinical trials must be conducted to establish the safety and efficacy of the product candidate
•	the submission of a new drug application to the FDA
•	FDA approval of the new drug application to allow us to conduct any commercial sale or shipment of the drug

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

          Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of a product.  Compounds must be formulated according to the FDA’s regulations on good manufacturing practices and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices.  The results of the preclinical tests are submitted to the FDA as part of an IND application and are reviewed by the FDA before human clinical trials may begin.  The IND must also contain protocols for any clinical trials that will be carried out.  If the FDA objects to an IND application during this 30 day waiting period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the agency authorizes trials under specified terms.  Such a halt, called a clinical hold, continues in effect until and unless the FDA’s concerns are adequately addressed.  In some cases, clinical holds are never lifted.  Imposition by the FDA of a clinical hold can delay or preclude further product development.  The IND process may be extremely costly and may substantially delay product development.

          In December 2001 we submitted an IND to the FDA for clinical testing of milnacipran in humans with FMS.  In January of 2002, the 30 day waiting period during which the FDA may review the IND expired and we commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS.  The Phase II trial was completed in the first quarter of 2003, and we are in the process of completing a report to present the final results of the trial to the FDA.

4.

          Clinical trials must be sponsored and conducted in accordance with good clinical practice under protocols and methodologies that:

•	ensure receipt from participants of signed consents that inform them of risks
•	detail the protocol and objectives of the study
•	detail the parameters to be used to monitor safety
•	detail the efficacy criteria to be evaluated

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

          Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated.  Each protocol is submitted to the FDA as part of the IND.  Clinical trials typically are conducted in three sequential phases.  In Phase I, the initial introduction of the drug into a small number of healthy volunteers is undertaken.  The drug is evaluated for safety by assessing the adverse effects, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology.  The Phase I trial must provide pharmacological data that is sufficient to devise the Phase II trials.

          Phase II trials involve a limited patient population in order to:

•	obtain initial indications of the efficacy of the drug for specific, targeted indications
•	determine dosage tolerance and optimal dosage
•	identify possible adverse affects and safety risks

          When a compound is determined preliminarily to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials can be undertaken to evaluate safety and efficacy endpoints further in expanded patient populations at geographically diverse clinical trial sites.  Positive results in Phase II are no guarantee of positive results in Phase III.

          The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a new drug application, which must be complete, accurate and in compliance with FDA regulations.  The approval of a new drug application permits commercial-scale manufacturing, marketing, distribution, exporting from the United States and sale of the drug in the United States.  The testing and approval process typically requires substantial time, effort and expense.  The FDA may deny a new drug application filed by us or our collaborators if the applicable scientific and regulatory criteria are not satisfied and thus, we may not be able to manufacture and sell the product in the United States.  Moreover, the FDA may require additional testing or information, or may require post-approval testing, surveillance and reporting to monitor the products.  Notwithstanding any of the foregoing, the FDA may ultimately decide that a new drug application filed by us or our collaborators does not meet the applicable agency standards, and even if approval is granted, it can be limited or revoked if evidence subsequently emerges casting doubt on the safety or efficacy of a product or if the manufacturing facility, processes or controls do not comply with regulatory standards.  Finally, an approval may entail limitations on the uses, labeling, dosage forms, distribution and packaging of the product.

5.

          Among the conditions for new drug approval is the requirement that the prospective manufacturer’s quality control, record keeping, notifications and reporting and manufacturing systems conform to the FDA’s regulations on current good manufacturing practices.  In complying with the standards contained in these regulations, manufacturers must continue to expend time, money, resources and effort in order to ensure compliance.

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

          The clearance process for milnacipran or any of our future products is expensive and time consuming and any applicable regulatory agency may not grant clearance.  We may not have sufficient resources to complete the required testing and regulatory review processes.  Furthermore, we are unable to predict the extent of adverse governmental regulation, which might arise from future United States, or foreign legislative or administrative action.

Competition

          We are currently focusing on developing milnacipran to treat patients with FMS.  Currently, there are no approved treatments specifically for FMS in the United States or elsewhere.  As a result, the first option for treatment of FMS is physical therapy, followed by analgesics to attempt to alleviate the pain.  If the analgesics do not alleviate the pain, then muscle relaxants and antidepressants are often prescribed.  We are also focusing on the development of products for the diagnosis and treatment of patients with Functional Somatic Syndromes.

          Preliminary clinical trials have been conducted by other pharmaceutical companies for the treatment of FMS.  The market potential for Functional Somatic Syndromes, including FMS, is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain or antidepressant therapies could decide to evaluate their current product candidates for the treatment of  Functional Somatic Syndromes, including FMS at any time. Due to the high incidence of Functional Somatic Syndromes, including FMS, we anticipate that most, if not all, of the major pharmaceutical companies will have significant research and product development programs in these areas.  We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs we seek to develop.

          Our competitors include fully-integrated pharmaceutical and biotechnology companies both in the United States and in foreign markets which have expertise in research and development, manufacturing processes, testing, obtaining regulatory clearances and marketing, and may have financial and other resources significantly greater than we do.  Smaller companies may also prove to be significant competitors.  Academic institutions, United States and foreign government agencies and other public and private research organizations conduct research relating to Functional Somatic Syndromes, including FMS, and may develop products for the treatment of these diseases that may compete directly with any

6.

products we develop.  Our competitors may compete with us for collaborations.  These companies and institutions also compete with us in recruiting and retaining highly qualified scientific personnel.

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

Manufacturing and Supply

          Pursuant to the terms of our agreement with Pierre Fabre, they agreed to supply us with the active pharmaceutical ingredient for milnacipran in exchange for a transfer price.  We have contracted with a third party to manufacture the bulk product of milnacipran for our clinical trials.  If we receive FDA clearance for milnacipran in the United States, which is not anticipated for several years, if at all, we intend to seek a partner to manufacture milnacipran for commercial distribution.

Employees

          As of January 31, 2003, we employed ten full-time employees.  None of our employees is covered by a collective bargaining agreement.  We believe that our relationship with our employees is good.

Available Information

          Our website address is www.cypressbio.com.  We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

7.

Risk Factors

Due to our change of business focus, we are at an early stage of development and we do not have and may never develop any commercial drugs or other products that generate revenues.

          We are at an early stage of development as a biotechnology company due to a change in focus in 2001 and do not have any commercial products. We have only one product candidate, milnacipran, and we have only completed a Phase II clinical trial for the treatment of FMS. In addition, we currently only have ten full-time employees.  Milnacipran, or any of our future product candidates, will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized.  Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates fail to be safe and effective in clinical trials, or because we have inadequate financial or other resources to pursue clinical development of the product candidate.  We do not expect to be able to market milnacipran for a number of years, if at all.  If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

Milnacipran has never been tested for the treatment of FMS, and may not be effective for treatment of FMS.

          Milnacipran, our only product candidate, has never been tested for the treatment of FMS.  Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has never been tested as a treatment for FMS or other pain disorders.  Even though patients in our recent Phase II trial appeared to tolerate milnacipran, our future clinical trials may reveal that milnacipran is not a suitable product candidate for the treatment of FMS, either for safety or efficacy reasons.  If milnacipran does not prove to be a safe and effective treatment for FMS, our business would be materially harmed and our stock price would decline.

The FDA approval of milnacipran or any future product candidate is uncertain.

          Milnacipran is in the early stages of development and even if our future clinical trials are successful, we may not receive required regulatory clearance from the FDA, or any other regulatory body to commercially market and sell milnacipran, or the clearance may take longer than we anticipate.  The regulatory clearance process typically takes many years and is extremely expensive and uncertain.  If we fail to obtain regulatory clearance for milnacipran or future product candidates, we will be unable to market and sell any products and therefore may never be profitable.

          As part of the regulatory clearance process, we must conduct, at our own expense, preclinical research and clinical trials for each product candidate to demonstrate safety and efficacy.  The number of preclinical studies and clinical trials that will be required varies depending on the product, the disease or condition that the product is in development for and regulations applicable to any particular product.  The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable standards.  The FDA can delay, limit or not grant approval for many reasons, including:

•	a product candidate may not be safe or effective
•	FDA officials may interpret data from preclinical testing and clinical trials in different ways than we interpret such data
•	the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of any future collaborators
•	the FDA may change its approval policies or adopt new regulations

8.

          The FDA also may approve a product candidate for fewer indications than requested or may condition approval on the performance of post marketing studies for a product candidate.  Even if we receive FDA and other regulatory approvals, milnacipran or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market.  In addition, any marketed product and its manufacturer continue to be subject to strict regulation after approval.  Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.  The process of obtaining approvals in foreign countries is subject to delay and failure for the same reasons indicated above.

If we do not find a collaborator for milnacipran, we have to reduce or delay our clinical development of milnacipran and/or increase our expenditures.

          Our strategy for developing, manufacturing and commercializing milnacipran includes entering into a corporate collaboration with a pharmaceutical company to advance the development of milnacipran and reduce our expenditures.  We may not be able to enter into such a collaboration agreement.  If we are not able to establish a collaboration agreement with respect to milnacipran, we may have to reduce or delay our future development of milnacipran and/or increase our expenditures and undertake the development activities at our own expense.  If we elect to fund our development, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

We need additional capital to commercialize milnacipran.

          We will spend substantial amounts on research, development and commercialization of milnacipran, including amounts spent for clinical supplies and conducting clinical trials and on any of our future product candidates and general operations.  We do not have committed external sources of funding, and we need to raise additional capital through the sale of equity or debt sources or through collaborations in order to commercialize milnacipran. The amount of capital will be dependent upon many factors, including some of those set forth in other sections of this report. The actual costs of development of milnacipran and any of our future products may exceed our expectations.  In addition, it may not be possible to raise additional capital from any source, especially if weak market conditions persist for biotechnology companies.  If we are unable to raise additional capital when we need it or on acceptable terms, we may have to significantly delay, scale back or discontinue the development of milnacipran or any of our future programs, clinical trials or other aspects of our operations.  We may also have to seek corporate collaborators at an earlier stage than would be desirable to maximize the rights to future product candidates or relinquish license rights to technologies or product candidates on terms that are less favorable to us than might otherwise be available.  Our inability to raise additional capital would materially harm our business and stock price.

We rely on third parties to conduct all of our clinical trials.

          We currently have only ten full-time employees.  We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials.  We are using the services of a contract research organization to conduct our clinical trials with respect to milnacipran.  Because we do not conduct these trials, we must rely on the efforts of others and cannot always predict accurately the timing of such trials, the costs associated with such trials or the procedures to be followed for such trials.  We do not anticipate increasing our personnel for the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials.

9.

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

          We have incurred substantial losses during our history.  As of December 31, 2002, we had an accumulated deficit of approximately $104.5 million.  Our ability to become profitable will depend upon our ability to develop, market and commercialize milnacipran with sufficient sales volumes to achieve profitability, and our ability to develop, market and commercialize any other products.  We currently do not have any agreements under which we expect to recognize any revenue. Additionally, we do not expect to be profitable in the foreseeable future and may never achieve profitability.

We may engage in strategic transactions that fail to enhance stockholder value.

          From time to time, we consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives with the goal of maximizing stockholder value.  We will continue to evaluate potential strategic transactions and alternatives that we believe may enhance stockholder value.  We may never complete a strategic transaction(s) and in the event that we do complete a strategic transaction(s), it may not be consummated on terms favorable to us.  Further, although our goal is to maximize stockholder value, such transactions may impair stockholder value or otherwise adversely affect our business and the trading price of our stock.  Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

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

10.

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

          We are conducting clinical trials on humans using milnacipran, and therefore, we face the risk that the use of milnacipran will result in adverse effects.  We cannot predict all possible harm or side effects that may result from the treatment of patients with milnacipran or any of our future products, and the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities.  In addition, the use of the PROSORBA column, may result in adverse side effects to the end-users that could expose us to potential product liability claims.  Although Fresenius has assumed all responsibilities associated with the PROSORBA column, including maintaining insurance, we may still be named in any lawsuit.  We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.

We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income.

          Sales of our common stock in September 1991, October 1997 and March 2002 caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable.  This limitation will allow us to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes.  Based upon the limitations of Section 382, we may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable

11.

income, if any.  To the extent not used by us, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire.  All unused net operating losses will expire 15 years after any year in which they were generated.  Approximately $4.9 million in federal net operating losses expired in 2002 and will continue to expire in 2003.  Our California tax loss carryforwards will begin to expire in 2004.  As a result of the sale of common stock, ownership changes occurred in 1991, 1997 and 2002, and the use of net operating loss carryforwards will be limited to a prescribed amount in each successive year.

Issuance of shares in connection with financing transactions, including collaborations or under stock option plans and outstanding warrants will be dilutive.

          We need additional capital to commercialize milnacipran.  If we issue stock in connection with corporate collaborations or raise funds by issuing stock or warrants to purchase our stock, your ownership in our stock will be diluted.  In addition, future investors may receive rights that are superior or favorable to your rights.  We maintain stock option plans under which employees, directors and consultants may acquire shares of our common stock through the exercise of stock options and other purchase rights.  We also have warrants to purchase 4,358,882 shares of our common stock that are outstanding.  You will incur dilution upon exercise of our outstanding options and warrants.

Our stock price will likely be volatile.

          The market prices of technology companies, particularly biotechnology companies, have been highly volatile.  Our stock price has been and may continue to be affected by this type of market volatility, as well as by our own performance.  The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

•	the development of milnacipran
•	our available cash
•	developments in our relationship with Pierre Fabre or any future corporate collaborators
•	announcements of technological innovations or new products by us or our competitors
•	developments in patent or other proprietary rights
•	fluctuations in our operating results
•	litigation initiated by or against us
•	developments in domestic and international governmental policy or regulation
•	economic and other external factors or other disaster or crisis

The concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

As of January 31, 2003, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 58% of our outstanding common stock.  If these officers, directors and principal stockholders act together, they will be able to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of our directors, the election of the members of our board of directors, approvals of amendments to our certificate of incorporation or bylaws, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions.  This concentration of ownership could also depress our stock price.

12.

Item 2.  Properties

          We currently occupy approximately 5,200 square feet of leased office space in San Diego, California.  The San Diego facility houses our executive and administrative offices.  The lease for this facility expires in July 2007.

Item 3.  Legal Proceedings

          In the normal course of business, we are involved in certain litigation arising out of our operations.  We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

13.

PART II

Item 5.  Market for our Common Equity and Related Stockholder Matters

          Our common stock is traded on the over-the-counter market on The Nasdaq SmallCap Market under the symbol “CYPB”.  Set forth below are the high and low closing sales prices for our common stock for the first quarter of 2003 (through February 28, 2003) and each quarter of 2002 and 2001 as reported on The NASDAQ SmallCap Market.

	Price Range of Common Stock[1]

	High	Low

Year Ended December 31, 2003
First Quarter (through February 28, 2003)	$3.25	$2.30
Year Ended December 31, 2002:
First Quarter	$4.26	$2.60
Second Quarter	4.13	1.60
Third Quarter	1.80	1.00
Fourth Quarter	2.83	1.20
Year Ended December 31, 2001:
First Quarter	$8.00	$1.16
Second Quarter	2.90	.77
Third Quarter	4.79	2.52
Fourth Quarter	4.58	3.20

          These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  As of February 28, 2003, there were approximately 388 holders of record of our common stock.  We have never paid cash dividends on our common stock and do not anticipate any being paid in the foreseeable future.

1 We implemented a1 for 8 reverse stock split, effective March 9, 2001 at 5:00 p.m. Eastern time. The high and low closing sales prices for our common stock listed above prior to March 12, 2001 have been adjusted for the reverse stock split.

14.

Item 6.  Selected Financial Data

          The following table presents our selected financial data.  The statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data at December 31, 2002 and 2001 are derived from our audited financial statements included elsewhere in this report.  The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from our audited financial statements not included in this report.  The information set forth below is not indicative of the results of future operations since we have changed our business focus, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the financial statements and the related notes thereto included in this Form 10-K.

	YEARS ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues:
Revenue from Fresenius agreement	$6,400,000	$1,600,000	$2,975,208	$1,284,583	$—
Product sales	—	—	—	588,120	2,374,970
Grant income	—	—	—	—	308,470

	6,400,000	1,600,000	2,975,208	1,872,703	2,683,440
Costs and expenses:
Production costs	—	—	426,971	888,015	2,113,781
Sales and marketing	—	—	5,922,706	5,937,463	2,378,443
Research and development	5,178,853	3,785,919	1,880,086	1,889,933	4,290,727
General and administrative	3,123,465	4,367,401	3,331,869	3,689,739	3,345,241
Compensation expense – variable stock options	(688,376)	784,874	—	—	—

	7,613,942	8,938,194	11,561,632	12,405,150	12,128,192
Other income (expense):
Interest income	199,678	434,363	633,523	496,740	341,755
Interest expense	(33,529)	(273,083)	(549,125)	(160,766)	(41,953)
Gain (loss) on sale and disposal of assets, net	(1,090)	(16,714)	—	2,411,532	—

	165,059	144,566	84,398	2,747,506	299,802

Net loss before imputed dividend on preferred stock	(1,048,883)	(7,193,628)	(8,502,026)	(7,784,941)	(9,144,950)
Undeclared, imputed dividend on preferred stock	—	—	—	—	(2,078,431)

Net loss applicable to common stockholders	$(1,048,883)	$(7,193,628)	$(8,502,026)	$(7,784,941)	$(11,223,381)

Net loss per share applicable to common stockholders – basic and diluted	$(0.09)	$(1.15)	$(1.40)	$(1.38)	$(2.29)

Shares used in computing net loss per share – basic and diluted	11,572,101	6,249,917	6,052,905	5,630,495	4,904,343

	DECEMBER 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$12,209,383	$5,867,083	$7,102,317	$11,569,966	$5,619,568
Total assets	$12,477,519	$6,685,108	$7,891,271	$12,831,472	$9,316,035
Long-term debt (net of current portion)	$51,344	$—	$563,688	$2,669,891	$566,300
Deferred revenue	$—	$6,400,000	$—	$—	$—
Total stockholders’ equity (deficit)	$11,785,137	$(1,968,943)	$4,099,228	$7,744,853	$6,844,571
Working capital (deficit)	$11,680,864	$(2,113,492)	$4,520,806	$10,074,546	$5,567,938

15.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          We licensed our first clinical candidate for the treatment of FMS, milnacipran, in August of 2001 from Pierre Fabre.  We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS.  The Phase II trial was completed in the first quarter of 2003, and we are in the process of completing a report to present the final results of the trial to the Food and Drug Administration.  We have in the past evaluated various possible strategic transactions, including seeking a partner to assist us in the development and commercialization of milnacipran, potential acquisitions of products, technologies and companies, private and public financings and other alternatives that we believe may enhance stockholder value.  We expect to continue to do so in the future.

          As of December 31, 2002, we had working capital of approximately $11.7 million and an accumulated deficit of approximately $104.5 million.  Our future success depends on our ability to develop and market new products for the treatment of Functional Somatic Syndromes, such as FMS, and other related chronic pain and central nervous system disorders.

          Prior to December 31, 2000, we were engaged in the product development and marketing of the PROSORBA column, a medical device, which was marketed for the treatment of rheumatoid arthritis and idiopathic thrombocytopenia purpura.  On January 19, 2001, we sold to Fresenius HemoCare, or Fresenius, most of our assets related to the PROSORBA column, including the United States Food and Drug Administration Pre-Market Approval and applications for the PROSORBA column.  Fresenius is now solely responsible for all ongoing clinical trials, regulatory support, and the marketing and distribution of the PROSORBA column as discussed below.

          On January 19, 2001, we restructured our agreement with Fresenius, which provided Fresenius with an exclusive license to distribute the PROSORBA column in the United States, Europe and Latin America and, subject to certain conditions, Japan and select Asian countries, referred to as the First Restructured Agreement.  Pursuant to the terms of the First Restructured Agreement, Fresenius assumed all of the sales, marketing and clinical efforts associated with the PROSORBA column worldwide.  We received an upfront payment of $8.0 million, a portion of which reflected prepaid royalties on the sales of 10,000 PROSORBA columns in any year during the initial five years of the agreement.  The First Restructured Agreement eliminated certain profit sharing and expense sharing provisions, and we were entitled to receive additional royalties for any sales in excess of the 10,000 PROSORBA columns.  Pursuant to the First Restructured Agreement, we also transferred to Fresenius most of our assets associated with the PROSORBA column.

16.

          In light of lower sales than we and Fresenius anticipated, we and Fresenius determined to implement a different set of economic terms.  As a result, the agreement was further restructured on February 1, 2002, referred to as the Second Restructured Agreement.  Under the Second Restructured Agreement, we agreed that the $8.0 million upfront fee would cover all sales of the PROSORBA column in the initial seven-year period commencing January 2001 and that it was nonrefundable under any circumstances.  We are not entitled to any additional royalty payments during the initial seven-year period of the agreement.  In addition, whereas under the First Restructured Agreement, we were entitled to certain royalty payments on sales of the PROSORBA column after January 2006, pursuant to the terms of the Second Restructured Agreement, a contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units.  Such payment, if any, will be due on January 30, 2008 and is nonrefundable  Prior to these modifications, we had accounted for the initial $8.0 million payment as deferred revenue, and had amortized this amount on a straight-line basis over five years, at the rate of $400,000 per quarter.  As a result of these modifications, we recognized the remaining deferred revenue, which amounted to $6.4 million at December 31, 2001, as revenue in the first quarter of 2002.

Results of Operations

Comparison of Years Ended December 31, 2002 and 2001

Revenues

          Revenues for the year ended December 31, 2002 totaled $6.4 million compared to $1.6 million for the year ended December 31, 2001.  Pursuant to the Second Restructured Agreement with Fresenius, the agreement was modified to clarify that the $8.0 million upfront fee received under the First Restructured Agreement was not refundable under any circumstances and therefore, the entire $6.4 million of remaining deferred revenue as of December 31, 2001 was recognized as revenue in the first quarter of 2002.  Revenues for 2001 consisted of the first year of amortization of the upfront payment.  For the year 2001, this upfront payment was recognized as revenue on a straight-line basis over a five-year term, and we recognized $400,000 of revenue each quarter for a total of $1.6 million in 2001.

          As a result of the modification to our agreement with Fresenius reflected in the Second Restructured Agreement, the 2002 and 2001 revenues are not comparable.  In addition, as a result of this modification, we will not recognize additional revenue, if any, under our agreement with Fresenius until at the earliest, January 30, 2008, when we may receive a one-time payment of $1.0 million, $2.0 million or no payment at all.  We currently do not have any other agreements pursuant to which we may receive any revenue.

Research and Development

          Research and development expenses were $5.2 million and $3.8 million for the years ended December 31, 2002 and 2001, respectively.  The increase in research and development expenses for the year ended December 31, 2002 compared to the same period in 2001 was due to the costs associated with the commencement of the Phase II clinical trial for milnacipran, including expenses for clinical research organization and trial consultants, pre-clinical research and the costs of clinical supplies for the Phase II trial.  Additionally, we incurred costs related to a reformulation and new product agreement entered into with Collegium Pharmaceutical, Inc. in August 2002, including an upfront payment as well as a project management fee.

17.

General and Administrative

          General and administrative expenses were $3.1 million and $4.4 million for the years ended December 31, 2002 and 2001, respectively.  The decrease in general and administrative expenses was primarily due to lower business development costs in 2002 compared to 2001.  In 2001, we experienced significant business development activity related to the execution of our license agreement with Pierre Fabre and our efforts to license other potential drug candidates for FMS.  In 2002, our efforts were primarily focused on our Phase II clinical trial for our licensed compound, milnacipran.

Compensation Expense – Variable Stock Options

          In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25.  As a result, we recorded stock compensation expense totaling approximately $785,000 for the year ended December 31, 2001.  During 2002, the intrinsic value of the common stock underlying the options declined, which means that our stock price declined.  In accordance with FIN 44, we reversed approximately $688,000 of the cumulative $785,000 charge.  We will continue to record similar non-cash charges in future quarters to reflect the intrinsic value of the re-granted options to purchase common stock, until each of the options held under the cancel and re-grant program has been exercised or is terminated.

Interest income

          Interest income was approximately $200,000 and $434,000 for the years ended December 31, 2002 and 2001, respectively.  The decrease in interest income was primarily due to lower rates offered for our cash investments.

Interest expense

          Interest expense was approximately $34,000 and $273,000 for the years ended December 31, 2002 and 2001, respectively.  The decrease in interest expense of approximately $239,000 in 2002 compared to the same period in 2001 was due to lower outstanding debt in 2002.  The remaining balance on a prior outstanding term loan was paid in full in July 2002.

Comparison of Years Ended December 31, 2001 and 2000

Revenues

          Revenues for the year ended December 31, 2001 totaled $1.6 million compared to $3.0 million for the year ended December 31, 2000.  This decrease for 2001 is attributable to the restructuring of the agreement with Fresenius in January 2001 pursuant to the First Restructured Agreement and the resulting change in the method of revenue recognition.  Revenues for 2001 consisted of amortization of the upfront payment of $8.0 million that we received under the First Restructured Amendment in January 2001.  For the fiscal year 2001, this upfront payment was recognized as revenue on a straight-line basis over a five-year term, at the rate of $400,000 per quarter.  The unamortized amount of the upfront payment was recorded as deferred revenue.

          In contrast, revenue from the Fresenius agreement for the year ended December 31, 2000 consisted of our pro rata share of PROSORBA column sales by Fresenius as determined under the Original Fresenius Agreement.  Our pro rata share of PROSORBA column sales was determined as a total

18.

of allowable reimbursable expenses incurred by us for royalty, research and development, and sales and marketing expenses plus our share of any remaining net profit generated under the agreement.  Our share of remaining net profit was calculated as the gross profit from PROSORBA column sales less reimbursed expenses incurred by us and Fresenius.

          As a result of the amendments to our agreement with Fresenius and the related changes in the structure of our PROSORBA business, revenues for the years ended December 31, 2001 and 2000 are not directly comparable.

Production Costs

          Production costs were $0 and $427,000 for the years ended December 31, 2001 and 2000, respectively.  In April 1999, Fresenius purchased our PROSORBA column manufacturing facility and related assets.  However, we remained responsible for paying royalties to certain third parties based on the sales of the PROSORBA column prior to January 2001 when we entered into the First Restructured Agreement.  Therefore, production costs in 2000 represented royalties incurred by us for PROSORBA column sales payable to third parties.  No production costs were incurred in 2001 as we changed our business focus and no longer were engaged in the product development and marketing of the PROSORBA column.

Sales and Marketing

          Sales and marketing costs were $0 and $5.9 million for the years ended December 31, 2001 and 2000, respectively.  The decrease in sales and marketing costs for the year ended December 31, 2001 compared to the same period in 2000 reflects the transfer of the all sales and marketing responsibilities and costs related to the PROSORBA column to Fresenius in January 2001 pursuant to the First Restructured Agreement.  During 2000, we jointly marketed with Fresenius the PROSORBA column in the United States.

Research and Development

          Research and development expenses were $3.8 million and $1.9 million for the years ended December 31, 2001 and 2000, respectively.  The increase in research and development costs for the year ended December 31, 2001 compared to the same period in 2000 was primarily due to the following:  (i) a $1.5 million licensing fee to Pierre Fabre for the licensing of milnacipran; (ii) the costs associated with filing the IND application with the FDA (filed in December of 2001); (iii) the costs of launching our FMS genomic research program; and (iv) implementation of a database for our physician and patient registries focused on patients with FMS and physicians that treat patients with FMS.  These cost increases were partially offset by the assumption of the research and development activities related to the PROSORBA column by Fresenius.  All of the costs related to the PROSORBA column after January 1, 2001 are the obligation of Fresenius.

          The increase in research and development costs from the year 2000 to the year 2001 was due to a shift in our focus from maintenance of the PROSORBA column in the year 2000 to the licensing and development of milnacipran for the treatment of FMS in the year 2001.

General and Administrative

          General and administrative expenses were $4.4 million and $3.3 million for the years ended December 31, 2001 and 2000, respectively.  The increase in general and administrative expenses of approximately $1.0 million in 2001 from the same period in 2000 was primarily due to business

19.

development activity associated with the execution of our license agreement with Pierre Fabre and our efforts to license other product candidates for the treatment of the FMS.

Compensation Expense – Variable Stock Options

          In connection with the option cancel and re-grant program implemented in June 2001, which resulted in variable accounting for the newly issued options under FIN 44, we recorded stock compensation expense totaling approximately $785,000 for the year ended December 31, 2001.  No such program existed in 2000.  We will continue to record similar non-cash charges in future quarters to reflect the intrinsic value of the re-granted options to purchase common stock, until each of the options held under the cancel and re-grant program has been exercised or is terminated.

Interest Income

          Interest income was approximately $434,000 and $634,000 for the years ended December 31, 2001 and 2000, respectively.  The decrease in interest income of approximately $200,000 in 2001 from the same period in 2000 was primarily due to lower interest rates offered for our cash investments and lower cash and cash equivalent balances maintained during 2001.

Interest Expense

          Interest expense was approximately $273,000 and $549,000 for the years ended December 31, 2001 and 2000, respectively.  The decrease in interest expense of approximately $276,000 in 2001 compared to the same period in 2000 was due to a lower outstanding borrowing base in 2001 resulting from the repayment of the convertible debentures and repayment of the maturing portion of the term loan.  The remaining convertible debentures were due and repaid in full in March 2001.

Liquidity and Capital Resources

          Our cash and cash equivalents and short-term investments balance at December 31, 2002 totaled $12.2 million compared to $5.9 million at December 31, 2001.  The net increase in cash and cash equivalents and short-term investments was due to the net proceeds of approximately $15.3 million from the private placement of our common stock and warrants to purchase our common stock completed in March 2002, offset by cash used in operations of $9.0 million for the year ended December 31, 2002.  Working capital at December 31, 2002 totaled $11.7 million compared to a deficit of $2.1 million at December 31, 2001.

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

20.

          In August 2002, we entered into a Reformulation and New Product Agreement with Collegium Pharmaceutical, Inc. pursuant to which Collegium will attempt to develop reformulations of milnacipran and new products that are analogs of milnacipran.  We paid Collegium an upfront payment, which has been expensed pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the products is uncertain and the technology has no alternative uses.  Additionally, we paid a project management fee to Collegium, and we agreed to pay their out-of-pocket expenses.  During a specified time period during the agreement, in the event we exercise our option to acquire an exclusive license to technology developed under this agreement, we would be obligated to pay Collegium certain milestone payments, as well as potential royalty payments based on the net sales of reformulated or new products.  Additionally, in October 2002, we entered into a Common Stock Issuance Agreement with Collegium, pursuant to which Collegium may elect to be issued shares of our common stock, subject to certain conditions, in lieu of cash, for milestone payments.

          Based on our current business plan, we believe our cash and cash equivalents and short-term investments balance at December 31, 2002 is sufficient to fund operations through the end of 2003.  Our expected primary cash needs on both a short term and long term basis are for clinical development of milnacipran, working capital and other general corporate purposes.  In order to successfully continue to develop milnacipran and acquire or develop additional products for the diagnosis and treatment of Functional Somatic Syndromes, including FMS, we will be required to raise additional capital. The amount of capital we require is dependent upon many factors, including the following: the costs associated with the research, development and potential commercialization of milnacipran, the costs of in-licensing drug candidates for the treatment of Functional Somatic Syndromes, the costs and results associated with the clinical trials designed for any new developed and/or acquired product, results of our research and development efforts, the FDA regulatory process, and the costs of commercialization of any future products.  Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs.  Although we will seek to raise additional capital through equity or debt financings or through collaborations, we may not be able to raise additional capital through such sources and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we will be required to delay, scale back or eliminate some or all of our planned research and development activities related to the development of milnacipran or any future additional product candidates.

Contractual Obligations and Commercial Commitments

          Future minimum payments for all contractual obligations for years subsequent to December 31, 2002 are as follows:

	2003	2004	2005	2006	2007	Total

Capital leases, including interest payments	$19,020	$19,020	$19,020	$19,020	$3,170	$79,250
Operating leases	164,282	170,864	177,704	184,804	110,270	807,924

Total	$183,302	$189,884	$196,724	$203,824	$113,440	$887,174

          Other commercial commitments include certain potential milestone and royalty payments to Pierre Fabre and Collegium discussed in the “Liquidity and Capital Resources” section.

21.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, technology licenses for research and development, stock-based compensation and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following are some of the more critical accounting policies that affect the significant judgments and estimates used in the preparation of our financial statements (see also the notes to our financial statements).

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

          The only agreement pursuant to which we may receive revenue in the future is our agreement with Fresenius.  Under the terms of the First Restructured Agreement, we received $8.0 million in January 2001 in exchange for granting a license to Fresenius, which was royalty-free for the first 10,000 units of sales for each of the first five years, and a royalty of $200 per unit on sales exceeding 10,000 units in any year.  We were entitled to receive royalties on all unit sales after the fifth year.  We originally deferred the recognition of this payment over the initial prepaid period of five years.  In February 2002, we and Fresenius amended certain provisions of the license agreement in the form of the Second Restructured Agreement.  Under the Second Restructured Agreement, the initial $8.0 million payment received in January 2001 was made nonrefundable under any circumstances.  The Second Restructured Agreement also eliminated the payment of royalties on PROSORBA column sales in excess of 10,000 in the first five years of the agreement and eliminated all royalties on PROSORBA column sales beyond five years.  A contingent nonrefundable payment is due to us on January 30, 2008 in the amount of $1 million if sales during the first seven years exceed 35,000 units, and $2.0 million if they exceed 50,000 units.  We will not receive any payment if the sales are less than 35,000 units.  As a result of this amendment, we recognized the remaining deferred revenue, which amounted to $6.4 million as of December 31, 2001, as revenue during the first quarter of 2002.

Technology Licenses for Research and Development

          We expense research and development costs as they are incurred pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses.  We currently have agreements with Pierre Fabre and Collegium pursuant to which we have made certain payments and are obligated under certain circumstances to make additional payments.  In connection with our agreement with Pierre Fabre, we paid upfront fees of $1.5 million and are also obligated to make additional payments based on meeting certain clinical and regulatory milestones.  The total payments to date of $1.5 million, $750,000 of which was paid as of December 31, 2001 and the remaining $750,000 was accrued as of December 31, 2001 and paid in the first quarter of 2002, have been expensed pursuant to SFAS No. 2.  If the drug is

22.

commercialized, we will pay Pierre Fabre a transfer price and royalties based on net sales.  Pierre Fabre retains the right to sell products developed by us for FMS and other related chronic pain syndromes outside the United States and Canada and will pay us a royalty based on net sales for such rights.  Additionally, in connection with our agreement with Collegium, the upfront and project management fees paid to Collegium have been expensed pursuant to SFAS No. 2.  Pursuant to the agreement with Collegium, during a specified time period during the agreement, in the event that we exercise our option to acquire an exclusive license to technology developed under the agreement, we would be obligated to pay Collegium certain milestone payments, as well as potential royalty payments based on the net sales of reformulated or new products.

Stock Based Compensation

          We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, as amended by SFAS No. 123 (“FAS 123”), Accounting for Stock Based Compensation.  Accordingly, we ordinarily recognize no compensation expense for stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of grant.  The value of options or stock awards issued to non-employees have been determined in accordance with FAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with selling Goods and Services, and are periodically re-measured as the options vest.  For the years ended December 31, 2002 and 2001, we recorded compensation expense of $143,363 and $34,531, respectively, related to options issued to consultants.

          In June 2001, we entered into an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25.  Pursuant to FIN 44, the intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the term of the option and amortized over the vesting period.  As a result, we recorded stock compensation totaling $784,874 for the year ended December 31, 2001.  During the year ended December 31, 2002, the intrinsic value of the common stock underlying the options declined, which means our stock price declined, resulting in a reversal of $688,376 of the cumulative compensation charge of $784,874.  In the event our stock price is above $2.70 (closing price on December 31, 2002) on March 31, 2003, we will record additional compensation charges.  Pursuant to the option cancel and re-grant program, the exercise price of certain options held by certain of our employees, including executive officers, and directors were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the program was effected.

Valuation Allowance for Deferred Tax Assets

          A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain.  In general, companies that have a history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future taxable income within the next two years in order to realize the benefit of the deferred tax assets.  We have recorded a full valuation allowance against our deferred tax assets in the amount of $33.3 million as of December 31, 2002 based on our history of losses.  The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to our effective tax rate.

23.

Recent Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which is effective for the Company beginning January 1, 2003.  The adoption of this standard is not expected to have a material effect on the financial position or results of operations of the Company.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.”  SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We have accounted for stock-based employee compensation using the intrinsic value method and have adopted the amendments to the disclosure provisions of this statement.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

24.

PART III

Item 10.  Directors and Executive Officers

          Our directors and executive officers, the positions held by them and their ages as of January 31, 2003 are as follows:

NAME	AGE	POSITION

Jay D. Kranzler, M.D., Ph.D. (4)	44	Chief Executive Officer and Chairman of the Board of Directors

R. Michael Gendreau, M.D., Ph.D.	47	Vice President, Development and Chief Medical Officer

Sabrina Martucci Johnson	36	Chief Financial Officer and Vice President

Jack H. Vaughn (1)(2)	82	Director

Samuel D. Anderson (1)(2)(3)	67	Director

Lawrence J. Kessel, M.D. (2)(3)	49	Director

Charles B. Nemeroff, M.D., Ph.D.	53	Director

Martin B. Keller, M.D.	55	Director

Sheldon Drobny (1)	57	Director

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

          SABRINA MARTUCCI JOHNSON was appointed as our interim Chief Financial Officer in February 2002 and in April 2002, she was appointed as our Vice President and Chief Financial Officer.  Ms. Johnson served as our Vice President of Marketing from March 2001 to April 2002.  Ms. Johnson joined us in August of 1998 and held various positions from 1998 through 2000, including Product

25.

Director, Executive Director of Marketing and Sales, and Vice President of Marketing and Sales.  Ms. Johnson previously held marketing and sales positions with Advanced Tissue Sciences and Clonetics.  Ms. Johnson has an MBA from the American Graduate School of International Management (Thunderbird) and a MSc. in Biochemical Engineering from the University of London.  Ms. Johnson began her career in the biotechnology industry as a research scientist with Baxter Healthcare, Hyland Division.

          JACK H. VAUGHN has served as a director since 1991.  Mr. Vaughn is a retired foreign service officer, his last post having been ambassador to Colombia.  Mr. Vaughn has been a director of the Nature Conservancy, Columbia Pictures and Allegheny & Western Energy Corporation.

          SAMUEL D. ANDERSON has served as a director since April 1998.  Currently, Mr. Anderson is an independent consultant.  From 1990 to 1991, he was the President and Chief Executive Officer of Trancel Corporation, a biotechnology company.  From 1984 to 1989 Mr. Anderson was the Chief Executive Officer of Alpha Therapeutics Corporation, a blood plasma fractionator, and between 1989 and 1990 served as its Chairman of the Board.  Mr. Anderson is currently Chairman of the Board of Hycor, a publicly traded company, and is also a Board member of publicly traded SeraCare Life Sciences.

          LAWRENCE J. KESSEL, M.D., FACP has served as a director since October 1999.  Dr. Kessel has been the president of a five physician practice specializing in Internal Medicine and Geriatrics since 1984.  He graduated Magna Cum Laude with a B.S. degree from the University of Pittsburgh as an honors major in Biology and subsequently graduated with an MD degree from Temple Medical School.  He completed a formal residency in Internal Medicine at Abington Memorial Hospital, and is Board Certified in Internal Medicine with added qualification as a diplomat in Geriatric Medicine.  He is an active staff attending and Clinical Instructor at Chestnut Hill Hospital (University of Pennsylvania affiliate) and Roxborough Memorial Hospital in Philadelphia, Pennsylvania.  Dr. Kessel is a Board Reviewer for the American Board of Internal Medicine, as well as a Fellow of the American College of Physicians.  He also serves on the advisory board of Independence Blue Cross.  Dr. Kessel presently serves as a director to Dor BioPharma, Inc. of Lake Forest, Illinois.  He previously served on the Board of Genta, Inc.

          CHARLES B. NEMEROFF, M.D., Ph.D., has served as a director since March 2001.  Currently, Dr. Nemeroff is the Reunette W. Harris Professor and Chairman of the Department of Psychiatry and Behavioral Sciences at the Emory University School of Medicine in Atlanta, Georgia.  He serves on the Mental Health Advisory Council of the National Institute of Mental Health and the biomedical Research Council for NASA.  In addition, Dr. Nemeroff is a consultant to various pharmaceutical companies including Forest Laboratories, GlaxoSmithKline, Janssen Pharmaceutica, Merck, Inc., Otsuka Pharmacia/Upjohn, Somerset Pharmaceuticals and Wyeth-Ayerst Laboratories.  Dr. Nemeroff is the past President of the American College of Psychiatrists and past President of the American College of Neuropsychopharmacology.  He serves as the Editor-in-Chief of Neuropsychopharmacology.  Dr. Nemeroff has received numerous awards for his research including the Bowis Award from the American College of Psychiatrists and the Menninger Prize from the American College of Physicians.  In 2002, he was elected to the Institute of Medicine.

          MARTIN B. KELLER, M.D., was elected by our board of directors to serve as a director in May 2001.  Dr. Martin Keller has been the Mary E. Zucker Professor and Chairman of the Department of Psychiatry and Human Behavior at the Brown University School of Medicine in Providence, Rhode Island since 1989.  He is also Executive Psychiatrist-in-Chief at the Brown University affiliated hospitals.  Dr. Keller is a consultant to various pharmaceutical companies including Bristol-Myers Squibb, Eli Lilly, Forest Laboratories, Janssen Pharmaceutica, Merck, Inc, Organon, Otsuka Pharmacia/Upjohn, Pharmastar, Pfizer, Inc. and Wyeth-Ayerst Laboratories.  In addition, he serves on the scientific advisory board of numerous pharmaceutical companies including Bristol-Myers Squibb, Cephalon, Cyberonics,

26.

Inc., Eli Lilly, Forest Laboratories, Merck, Inc, Pfizer, Mitsubishi, Organon, Sepracor, Scirex, Somerset Pharmaceuticals, Vela Pharmaceuticals, SmithKline Beecham and Wyeth-Ayerst Laboratories.  Dr. Keller received his BA from Dartmouth College and his medical training at Cornell University, and completed a medical internship at Bellevue Medical Center in New York City and a psychiatric residency at Massachusetts General Hospital in Boston.

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

          Each officer serves at the discretion of the Board of Directors.  Our Bylaws permit the Board of Directors to establish by resolution the authorized number of directors, and we currently have seven directors authorized.  Our Restated Certificate of Incorporation and Bylaws provide that the Board of Directors shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term.  Each director holds office until the annual meeting of our stockholders which coincides with the end of such director’s three-year term and until such director’s successors have been elected and duly qualified.

Board Committees and Meetings

          During the fiscal year ended December 31, 2002 our board of directors held eight meetings and acted by unanimous written consent one time.  Our board of directors has an Audit Committee, a Compensation Committee, a Stock Option Committee and a Non-Executive Officer Stock Option Committee.

          The Audit Committee of our board of directors oversees our corporate accounting and financial reporting process.  For this purpose, the Audit Committee performs several functions.  The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed non-permissible audit services; monitors the rotation of partners of the independent auditors on our  engagement team as required by law; reviews the financial statements to be included in our Annual Report on Form 10-K; and discusses with management and the independent auditors the results of the annual audit and the results of our quarterly financial statements.  The Audit Committee is composed of three directors: Mr. Vaughn, Mr. Drobny and Mr. Anderson.  It met five times during fiscal year 2002.  Effective January 23, 2003, Mr. Drobny replaced Mr. Vaughn in the role of Chairman of the Audit Committee.  All members of our Audit Committee are independent (as independence is currently defined in Rule 4200(a)(14) of the NASD listing standards).  In addition, our board of directors believes that Mr. Drobny is an audit committee financial expert.  An audit committee financial expert is a person who has (i) an understanding of generally accepted accounting principles and financial statements, (ii) the ability to assess the general application of said principles in connection with the accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements of comparable breadth and complexity to the Company’s or experience supervising others who do, and (iv) an understanding of internal controls and procedures.

27.

          The Compensation Committee reviews and approves our overall compensation strategy and policies.  The Compensation Committee makes recommendations based on management’s input concerning salaries and incentive compensation, awards stock options to executives under our stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as our board of directors may delegate.  Three non-employee directors comprise the Compensation Committee:  Mr. Anderson (Chairman), Mr. Vaughn and Dr. Kessel.  It met three times during fiscal year 2002 and acted by unanimous written consent one time.

          The Stock Option Committee considers and recommends to our board of directors the amount and terms of stock options to be granted to officers and employees.  The Stock Option Committee is composed of two directors: Mr. Anderson and Dr. Kessel.  It did not meet during fiscal year 2002.  The Non-Executive Officer Stock Option Committee was created by the Stock Option Committee in February 1996.  It has the authority to grant certain numbers of options to employees who are not our executive officers; provided, however, that the number of options granted to employee by the Non-Executive Officer Stock Option Committee is limited to 250,000 each period between board meetings.  The Non-Executive Officer Stock Option Committee is comprised of one director, Dr. Kranzler.

          During the fiscal year ended December 31, 2002, each director attended 75% or more of the aggregate of the meetings of our board of directors and of the committees on which he served.

Scientific Advisory Boards

          We have two scientific advisory boards to provide scientific and clinical support and guidance related to our development of products related to the treatment of Functional Somatic Syndromes, including FMS.  The areas of focus of the scientific advisory boards are fibromyalgia syndrome and psychopharmacology.

          The Fibromyalgia Syndrome Advisory Board, or the FAB, is composed of Daniel J. Clauw, M.D., Director, Center for the Advancement of Clinical Research Professor of Medicine, at The University of Michigan; Robert Bennett, M.D., FRCP, FACP, FACR, Professor of Medicine at Oregon Health and Science University; Laurence Bradley, Ph.D., Professor of Medicine at the University of Alabama, Birmingham; Jacques Caldwell, M.D., FACR, Medical Director for Radiant Research/Daytona Beach and Gainesville; Leslie Crofford, M.D., Associate Professor of Internal Medicine, Division of Rheumatology at University of Michigan; Roy Fleischmann, M.D., Clinical Professor of Medicine at University of Texas Southwestern Medical Center; Don L. Goldenberg, M.D., Chief of Rheumatology at Newton-Wellesley Hospital;  Daniel G. Malone, M.D., Associate Professor of Medicine at the University of Wisconsin; Philip Mease, M.D., FACP, FACR, Clinical Professor at the University of Washington; Allan Metzger, M.D., FACP, FACR, Clinical Professor of Medicine at UCLA; Sanford Roth, M.D., Medical Director, Arizona Research and Education; I. Jon Russell, M.D., Ph.D., Associate Professor of Medicine, University of Texas Clinical Research Center; Stuart Silverman, M.D., FACP, FACR, Clinical Professor of Medicine and Rheumatology at UCLA; Daniel Wallace, M.D., FACP, FACR, Clinical Professor of Medicine at UCLA; Arthur L. Weaver, M.D., FACP, MACR, Director of Clinical Research at the Arthritis Center of Nebraska; and Muhammad B. Yunus, M.D., FACP, Professor of Medicine and Rheumatology at the University of Illinois College of Medicine.  The focus of the FAB is to provide us guidance on evaluation of candidate therapeutic agents for treatment of FMS and the design and conduct of human clinical trials for the therapeutic agents identified to treat FMS.

          The Psychopharmacology Advisory Board, or the PSYAB, is composed of Charles Nemeroff, M.D., Ph.D., the Reunette W. Harris Professor and Chairman of the Department of Psychiatry and Behavioral Sciences at the Emory University School of Medicine in Atlanta, Georgia (also a member of our Board); David Dunner, M.D., Director, Center for Anxiety and Depression, Department of Psychiatry

28.

and Behavioral Sciences at the University of Washington; Jan Fawcett, M.D., Professor and Chairman, Department of Psychiatry at Rush-Presbyterian-St. Luke’s Medical Center; Martin B. Keller, M.D., Professor and Chairman, Department of Psychiatry and Human Behavior at Brown Medical School (also a member of our Board); Lorrin M. Koran, M.D., Professor (Clinical) Psychiatry and Behavioral Sciences at Stanford University Medical Center; K. Ranga Krishnan, M.B., Ch.B., Department of Psychiatry and Behavioral Sciences at Duke University; Charles F. Reynolds, M.D. University of Pittsburgh, Department of Psychiatry; Stephen Stahl, M.D., Ph.D., UCSD, Department of Psychiatry.  The focus of the PSYAB is to assist us in selecting and evaluating the potential effectiveness of drug candidates and designing clinical trials for these compounds.

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

          To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to our offices, directors and greater than ten percent beneficial owners were complied with, except that two reports covering two transactions were filed late by Mr. Anderson and Mr. Drobny.

Item 11.  Executive Compensation

Compensation of Directors

          In the fiscal year ended December 31, 2002, each of our non-employee directors received $24,000 for such person’s service as a director.  Directors who are also our employees do not receive any fee for their service as directors.  None of our directors receive any fees for their service on any committee of the Board.  All of our directors are reimbursed for their out-of-pocket travel and accommodation expenses incurred in connection with their service as our directors.  In addition, Dr. Nemeroff received $24,000 for services as a member of our PSYAB.

          Each of our directors may receive stock option grants under the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2000 Equity Incentive Plan, as amended (the “2000 Plan”).  In April 2001, our board of directors approved automatic yearly option grants for each of its non-employee directors.  Accordingly, on January 1, 2002, each non-employee director was automatically granted under the 2000 Plan, without further action, an option to purchase 5,000 shares of our common stock (the “2002 Automatic Grants”).  The exercise price of the 2002 Automatic Grants was $4.12, which was the fair market value of our common stock on the date the 2002 Automatic Grants were made.  The 2002 Automatic Grants vest on a daily basis over a period of one year.  The term of the 2002 Automatic Grants is ten years.  In addition, on April 29, 2002, we made the following option grants to our directors under the 2000 Plan:

29.

Name	Shares Underlying Options(#)

Samuel D. Anderson	10,312
Sheldon Drobny	8,750
Martin B. Keller	8,750
Lawrence J. Kessel	10,702
Charles B. Nemeroff	15,000
Jack H. Vaughn	9,140
Jay Kranzler	331,990

          In addition, we granted an option to purchase 12,500 shares of our common stock to Dr. Nemeroff on January 27, 2002 in connection with Dr. Nemeroff’s service on our PSYAB.

          The 1996 Plan and the 2000 Plan (collectively the “Plans”) provide for the grant of incentive stock options, nonstatutory stock options, stock bonuses and restricted stock purchase awards.  Incentive stock options granted under the Plans are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”).   Nonstatutory stock options, such as those granted to non-employee directors under the Plans, are not intended to qualify as incentive stock options under the Code.  With the exception of options issued to stockholders holding more than 10% of our stock, the exercise price of incentive stock options issued under the Plans may not be less than 100% of the fair market value on the date of grant, and the exercise price of nonstatutory stock options issued under the Plans may not be less than 85% of fair market value.  The maximum term of options under the Plans is typically ten years, except that the term is five years for options issued under the Plans to stockholders holding more than 10% of our stock.  The 1996 Plan will terminate on January 17, 2006 and the 2000 Plan will terminate on May 3, 2010, unless either of the Plans is earlier terminated by our board of directors.  In the event of a sale of substantially all of our assets, specified types of merger, or other corporate reorganization, any surviving corporation shall assume awards outstanding under the Plans or substitute similar awards for those outstanding under the Plans and in the event the surviving corporation fails to assume such options, the vesting of all outstanding options shall be accelerated and the options will terminate if not exercised immediately prior to the sale or merger.

          In May 2000, our board of directors adopted a resolution providing that the vesting of all existing and future stock options held by non-employee directors will be accelerated upon a change of control in the Company which includes the sale of substantially all of our assets, specified types of merger, or other corporate reorganization.

          We also have consulting arrangements with all of our non employee directors that are described under the caption “Certain Transactions”.

Compensation of Executive Officers

          The following table shows for the fiscal years ended December 31, 2002, 2001 and 2000, compensation awarded or paid to, or earned by, (i) our Chief Executive Officer; (ii) our two other most highly compensated executive officers, for whom salary and bonus for services rendered to us was in excess of $100,000; and (iii) one former executive officer who departed from the Company during fiscal 2002:

30.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation

Name and Principal Position	Fiscal Year	Base Salary($)		Bonus($)	Shares Underlying Options(#)	All Other Compensation ($)

Jay D. Kranzler	2002	$438,102		$—	331,990	$12,674	(1)
Chief Executive Officer and Chairman	2001	438,000	(2)	—	126,136	12,060	(3)
of the Board	2000	388,022		264,000	124,999	12,060	(4)
John N. Bonfiglio	2002	$258,751	(5)	$—	—	$11,000	(6)
Former Chief Operating Officer	2001	160,633		—	125,000	8,988	(7)
R. Michael Gendreau	2002	$194,940		$—	116,951	$11,000	(8)
Vice President, Development	2001	230,000		—	16,276	10,500	(9)
and Chief Medical Officer	2000	246,273		125,000	15,625	10,500	(10)
Sabrina Martucci Johnson (11)	2002	$141,040		$—	98,375	$11,000	(12)
Chief Financial Officer and Vice	2001	106,418		—	13,750	9,442	(13)
President	2000	101,014		300	4,687	10,131	(14)

(1)	Includes $1,674 paid by us on behalf of Dr. Kranzler for life insurance premiums during 2002, and $11,000 in contributions made by us on behalf on Dr. Kranzler under our 401(k) plan during 2002.
(2)	Includes $11,000 of salary payments for 2000 pursuant to the January 2001 third amendment to the employment agreement for Dr. Kranzler.
(3)	Includes $1,560 paid by us on behalf of Dr. Kranzler for life insurance premiums during 2001, and $10,500 in contributions made by us on behalf on Dr. Kranzler under our 401(k) plan during 2001.
(4)	Includes $1,560 paid by us on behalf of Dr. Kranzler for life insurance premiums during 2000, and $10,500 in contributions made by us on behalf on Dr. Kranzler under our 401(k) plan during 2000.
(5)	Represents Mr. Bonfiglio’s salary through November 18, 2002, the date Mr. Bonfiglio’s employment was terminated.
(6)	Represents $11,000 in contributions made by us on behalf of Mr. Bonfiglio under our 401(k) plan during 2002.
(7)	Represents $8,988 in contributions made by us on behalf of Mr. Bonfiglio under our 401(k) plan during 2001.
(8)	Represents $11,000 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan during 2002.
(9)	Represents $10,500 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan during 2001.
(10)	Represents $10,500 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan during 2000.
(11)

As a result of her employment with Fresenius, in connection with our restructuring of our agreement with Fresenius, Ms. Johnson’s employment as our Vice President Marketing and Sales terminated in January 2001.  Ms. Johnson was employed as a consultant by us prior to March 20, 2001, when she was rehired by us as our Vice President Marketing.

(12)	Represents $11,000 in contributions made by us on behalf of Ms. Johnson under our 401(k) plan during 2002.
(13)	Represents $9,442 in contributions made by us on behalf of Ms. Johnson under our 401(k) plan during 2001.
(14)	Represents $10,131 in contributions made by us on behalf of Ms. Johnson under our 401(k) plan during 2000.

STOCK OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

          We grant options to our executive officers under our 1996 Plan and our 2000 Plan.  As of December 31, 2002, options to purchase a total of 765,715 shares were outstanding under the 1996 Plan and options to purchase 9,192 shares remained available for grant under the 1996 Plan.  As of December 31, 2002, options to purchase a total of 922,214 shares were outstanding under the 2000 Plan and options to purchase 1,087,494 shares remained available for grant under the 2000 Plan.  The 2000 Plan contains a provision whereby the total number of shares reserved for issuance under both the 1996 Plan and the 2000 Plan, in the aggregate, is increased quarterly such that the number equals 21.1% of the number of shares of our common stock issued and outstanding.

31.

Option Grants in Last Fiscal Year

          The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2002 to our executive officers:

	Individual Grants

Name	Shares Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year(%)(1)	Exercise Price Per Share($)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term($)(2)

						5%	10%

Jay Kranzler	165,995	(3)	27%	$3.25	4/29/2012	$339,278	$859,798
	165,995	(4)	27%	$3.25	4/29/2012	$339,278	$859,798
John N. Bonfiglio	—		—	—	—	—	—
R. Michael Gendreau	50,000	(5)	8%	$2.60	2/12/2012	$81,756	$207,187
	33,476	(3)	5%	$3.25	4/29/2012	$68,422	$173,394
	33,475	(4)	5%	$3.25	4/29/2012	$68,420	$173,389
Sabrina Martucci Johnson	36,000	(6)	6%	$3.10	1/27/2012	$70,185	$177,862
	25,000	(3)	4%	$3.65	4/18/2012	$57,387	$145,429
	18,688	(3)	3%	$3.25	4/29/2012	$38,197	$96,798
	18,687	(4)	3%	$3.25	4/29/2012	$38,195	$96,792

(1)	Based upon options to purchase a total of 622,637 shares of our common stock granted to employees in 2002.
(2)

The potential realizable value is based upon the assumption that the fair market value of the common stock appreciates at the annual rate shown (compounded annually) from the date of the grant until the end of the option term.  Actual realizable value, if any, on stock option exercises is dependent on the future performance of the common stock and overall market conditions, as well as the option holder’s continued employment through the vesting period.

(3)	Such options vest ratably and daily over a four-year period beginning on the date of grant.
(4)	Such options vest ratably and daily over a four-year period beginning two years from the date of grant.
(5)	25% of such options vested as of December 1, 2001, with the remainder vesting ratably and daily over a four-year period beginning on December 1, 2001.
(6)	25% of such options vested on the date of grant, with the remainder vesting ratably and daily over a four-year period beginning on the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

          During the year ended December 31, 2002, no options were exercised by our executive officers.  The following table sets forth certain information as of December 31, 2002 regarding options held by our executive officers.  There were no stock appreciation rights outstanding at December 31, 2002.

	Number of Shares Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-The-Money Options as of FY-End ($)(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Jay Kranzler	516,390	351,385	$219,675	$24,568
John N. Bonfiglio	76,386	—	$75,622	$—
R. Michael Gendreau	90,675	94,652	$30,597	$5,880
Sabrina Martucci Johnson	28,915	83,210	$7,926	$9,864

32.

(1)	Calculation based upon $2.70 per share, the closing sales price of the underlying shares of common stock as reported on The Nasdaq SmallCap Market on December 31, 2002, less exercise price.

Employment, Severance and Change of Control Agreements

          In January 1996 we entered into an employment agreement with Jay D. Kranzler, M.D., Ph.D., our Chairman of the board of directors and Chief Executive Officer.  In January 2001, we amended our Employment Agreement with Dr. Kranzler.  Pursuant to the amendment, Dr. Kranzler’s base salary was set at $427,000, effective September 1, 2000, subject to adjustment by our Board.  Dr. Kranzler’s current salary is $460,007.  In addition, in the event that Dr. Kranzler is terminated, Dr. Kranzler is entitled to severance payments equal to his base salary for one year after his termination. In the event Dr. Kranzler is replaced as our Chief Executive Officer, Dr. Kranzler may elect to continue in the position of executive Chairman of the board of directors, devoting up to 50% of his time capacity to such position, at a pro-rated base salary until December 31, 2003.  As an alternative, Dr. Kranzler may elect to act solely as a non-executive Chairman of the board of directors, with no time commitment to us beyond acting as Chairman, and if he makes such election, Dr. Kranzler’s base salary shall be reduced to 25% of his base salary then in effect until December 31, 2003.  Dr. Kranzler will receive this reduced compensation, based on which election he makes through December 31, 2003, even if Dr. Kranzler resigns as Chairman or director and no longer devotes any time to us.  In addition, in the event of the termination of Dr. Kranzler without cause, the consummation of a merger, consolidation, corporate reorganization or acquisition of all or substantially all of our assets that does not provide for Dr. Kranzler to assume the duties of the Chief Executive Officer, or any demotion or removal of Dr. Kranzler from the position of Chief Executive Officer, then the vesting of all of Dr. Kranzler’s outstanding options will be accelerated and all his options will be immediately exercisable.

          In December 2001, we entered into an amended employment agreement with Dr. R. Michael Gendreau, our Vice President of Development and Chief Medical Officer, which restated his previous employment agreement entered into in January 1996.  This agreement expired in September 2002.

          In June 2001, we entered into an employment agreement with Dr. John N. Bonfiglio, our Chief Operating Officer and Executive Vice President.  Pursuant to the employment agreement, Dr. Bonfiglio received a base salary of $260,000 and the possibility, at the discretion of the board of directors, of a cash and/or stock bonus based on individual and Company performance.  In addition, Dr. Bonfiglio received an upfront payment of $5,000 to offset moving expenses and $2,000 per month to be used for living expenses, payable until the first year anniversary of his employment with us.  In August 2002, Dr. Bonfiglio’s employment agreement was amended, whereby his employment with us terminated effective November 18, 2002.

33.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

          The following table sets forth certain information as of December 31, 2002 regarding our equity compensation plans that were approved by our stockholders.  As of December 31, 2002, we did not have any equity compensation plans that were not approved by our stockholders.

Name of plan	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

1996 Equity Incentive Plan	765,715	$2.78	9,192
2000 Equity Incentive Plan (1)	922,214	$3.02	1,087,494
Total	1,687,929	$2.91	1,096,686

(1)

The 2000 Plan contains a provision whereby the total number of shares reserved for issuance under both the 1996 Plan and the 2000 Plan, in the aggregate, is increased quarterly such that the number equals 21.1% of the number of shares of our common stock issued and outstanding.

34.

Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information regarding the ownership of our common stock as of January 31, 2003 by:  (i) all those known by us to be beneficial owners of more than 5% of our common stock; (ii) each of our executive officers named in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.

Beneficial Owner of Common Stock (1)	Amount And Nature Beneficial Ownership of Common Stock		Percent of Class of Common Stock (2)

Lindsay Rosenwald 787 Seventh Avenue, 44th Floor New York, NY 10019	2,518,280	(3)	18.6%
Joseph Edelman 5437 Connecticut Avenue, N.W., Suite 100 Washington DC 20015	2,300,894	(4)	16.5%
OrbiMed Advisors Inc. 757 Third Avenue, 30th Floor New York, NY 10017	1,950,000	(5)	14.1%
Clearwater Funds 611 Druid Road East, Suite 200 Clearwater, FL 33756	1,214,571	(6)	8.9%
R. Michael Gendreau	110,876	(7)	*
Sabrina Martucci Johnson	34,175	(8)	*
Jay D. Kranzler	769,915	(9)	5.6%
John Bonfiglio	77,086	(10)	*
Samuel D. Anderson	26,170	(11)	*
Sheldon Drobny	169,741	(12)	1.3%
Martin B. Keller	19,741	(13)	*
Lawrence J. Kessel	137,620	(14)	*
Charles Nemeroff	26,704	(15)	*
Jack H. Vaughn	20,566	(16)	*
All Directors and Executive Officers as a Group (10 persons)	1,392,594	(17)	9.9%
*Less than 1%

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and Schedule 13G filed with the SEC.  Unless otherwise indicated in the footnotes to this table and subject to community

35.

property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Except as shown otherwise in the table, the address of each stockholder listed is in care of Cypress Bioscience, Inc. at 4350 Executive Drive, Suite 325, San Diego, California, 92121.

(2)	Percentage of beneficial ownership is based upon 13,197,226 shares of our common stock outstanding as of January 31, 2003.

(3)

Lindsay A. Rosenwald, MD is the managing member of Orion Biomedical GP, L.L.C. (“Orion GP”).  Orion GP is the general partner to Orion Biomedical Fund, L.P. and Orion Biomedical Offshore Fund, LP (collectively, the “Orion Funds”).  Dr. Rosenwald is also chairman and sole stockholder of Paramount Capital Asset Management, Inc. (“PCAM”), which is the managing member of each of Aries Select I L.L.C. (“Aries I”) and Aries Select II L.L.C. (“Aries II”), each a Delaware limited liability company, and is investment manager of Aries Select Ltd., a Cayman Islands exempted company (“Aries Ltd.”, and collectively with Aries I and Aries II, the “Aries Funds”). As a result, Dr. Rosenwald and PCAM may be deemed to have voting and investment control over the securities of the issuer owned by the Aries Funds under Rule 16-a(a)(1) of the Exchange Act.  Additionally, Dr. Rosenwald and Orion GP may be deemed to have voting and investment control over the securities of the issuer owned by the Orion Funds under Rule 16-a(a)(1) of the Exchange Act.  The Aries Funds collectively beneficially own 1,784,523 shares of our common stock.  The Orion Funds collectively beneficially own 404,858 shares of our common stock and warrants to purchase 202,428 shares of our common stock.  Dr. Rosenwald currently owns warrants to purchase 126,471 shares of our common stock. Dr. Rosenwald and PCAM disclaim beneficial ownership of the securities held by the Aries Funds, and Dr. Rosenwald and Orion GP disclaim beneficial ownership of the securities held by the Orion Funds, except to the extent of their pecuniary interest therein, if any.

(4)

Includes 1,528,863 shares of our common stock and warrants to purchase 764,231 shares of our common stock held by Perceptive Life Sciences Master Fund Ltd., a Cayman Island company, the investment manager of which is Perceptive Advisors LLC, a Delaware limited liability company, of which Joseph Edelman is the managing member. Also includes 7,800 shares of our common stock held in a trading account over which Mr. Edelman has sole voting and dispositive power.

(5)

Includes 245,000 shares of our common stock and warrants to purchase 122,500 shares of our common stock held by Caduceus Capital II, LP (“Caduceus II”); 500,000 shares of our common stock and warrants to purchase 250,000 shares of our common stock held by Paine Webber Eucalyptus Fund, L.L.C. (“Eucalyptus L.L.C.”); 65,000 shares of our common stock and warrants to purchase 32,500 shares of our common stock held by Paine Webber Eucalyptus Fund, Ltd. (“Eucalyptus Ltd.”); and 490,000 shares of our common stock and warrants to purchase 245,000 shares of our common stock held by Winchester Global Trust Company Limited as Trustee for Caduceus Capital Trust (“Winchester”).  OrbiMed Advisors manages Caduceus II, Eucalyptus L.L.C., Eucalyptus Ltd. and Winchester, and may be deemed to have investment control over these shares.

(6)

Includes 303,643 shares of our common stock and warrants to purchase 151,821 shares of our common stock held by Clearwater Fund I LP (“Clearwater Fund”) and 303,643 shares of our common stock and warrants to purchase 151,821 shares of our common stock held by Clearwater Offshore Funds, Ltd. (“Clearwater Offshore”).  Also includes 202,429 shares of our common stock and warrants to purchase 101,214 shares of our common stock held by Hans F. Heye.  Mr. Heye is a general partner of Clearwater Fund and a trading manager of Clearwater Offshore, and may be deemed to have voting and investment control over these shares.

(7)	Includes 97,851 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.

(8)	Represents 34,175 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.

(9)

Includes 533,946 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.  Also includes 69,549 shares of our common stock held by our 401(k) plan for which Dr. Kranzler, as trustee of the 401(k) plan, has voting rights to such shares and 40,485 shares of our common stock and warrants to purchase 20,242 shares of our common stock held by the Kranzler Living Trust, for which Dr. Kranzler is a trustee.

(10)	Includes 76,386 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.

(11)

Includes 20,545 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.  Such shares are held by the Samuel D. Anderson Trust, for which Mr. Anderson is the sole trustee.

(12)

Includes 19,741 shares of our common stock issuable pursuant to options exercisable within 60 days January 31, 2003.  Also includes 50,000 shares of our common stock held by Anita Drobny, Mr. Drobny’s spouse, and 100,000

36.

shares of our common stock held by the Paradigm Millennium Group, for which Mr. Drobny serves as Chairman and Managing Director.

(13)	Represents 19,741 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.

(14)

Includes 10,746 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.  Also includes 250 shares of our common stock held by Shirley Kessel, Dr. Kessel’s spouse, and a warrant to purchase 25,000 shares of our common stock.

(15)	Represents 26,704 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.

(16)	Includes 18,441 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.

(17)	Includes 858,276 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003 and warrants to purchase 45,242 shares of our common stock.

37.

ITEM 13.	Certain Transactions

          We have an employment agreement with our chief executive officer, as described under the caption “Employment, Severance and Change of Control Agreements.”  We have also granted stock options to certain of our directors and executive officers.  See “Executive Compensation.”

          On June 27, 2001, we implemented an option cancel and re-grant program.  As a condition to participating in the option cancel and re-grant program, optionees who elected to surrender their old options for replacement options had to exercise at least 20% of the replacement options on June 27, 2001.  Dr. Kranzler exercised his option to purchase 101,319 shares pursuant to a promissory note that was issued by us and is secured by his stock.  The outstanding principal amount of the promissory note is due on June 27, 2006, and the interest is payable annually.  The principal amount of the loan is $189,973.12 and the interest rate is variable, adjusted monthly and is two points above the federal funds rate.

          Pursuant to consulting agreements with Mr. Anderson, Mr. Drobny, Dr. Keller and Mr. Vaughn, these members of our board of directors have agreed to serve as consultants to us to assist on an as needed basis at the rate of $2,000 per day for any days that exceed their commitment as members of our board of directors.  During 2002, no additional services were provided by these directors.

          Pursuant to our consulting agreement with Dr. Kessel dated October 28, 1999, Dr. Kessel agreed to spend on average three days per month working on our behalf on clinical, sales and marketing issues at $4,000 per month.  During 2002, we paid Dr. Kessel $48,000 under such agreement.

          Pursuant to our consulting agreement with Dr. Nemeroff dated March 1, 2001, as amended and restated on December 21, 2001, Dr. Nemeroff agreed to serve as a member of our Psychopharmacology Advisory Board for a retainer of $24,000 per year.  During 2002, Dr. Nemeroff was paid $24,000 as compensation for his services as a member of our Psychopharmacology Advisory Board.  In addition, pursuant to the terms of the amended agreement, we granted an option to purchase 12,500 shares of our common stock to Dr. Nemeroff in connection with his service on the Psychopharmacology Advisory Board.  Dr. Nemeroff was also paid an additional $12,000 during 2002 in connection with services provided in an advisory capacity during 2001.  Dr. Nemeroff may also receive additional compensation of either $100,000 in cash or shares of our common stock with a value equal to $100,000, if our board of directors determines, in its sole discretion, that he actively and substantially participated and assisted in our achievement of certain milestones, including the following: identification, introduction, negotiation and completion of a significant strategic collaboration or similar transaction with any third party that we are pursuing; completion of a licensing transaction in which we license a pre-clinical or clinical compound or technology related to any indication that we are pursuing; or the completion of any other significant strategic transaction.

          On March 28, 2002, we issued and sold shares of our common stock and warrants to purchase shares of our common stock for an aggregate purchase price of approximately $17 million in a private financing.  Paramount Capital, Inc., one of the placement agents in the financing, is affiliated with Paramount Capital Asset Management, Inc., an 18.6% stockholder of the Company as of January 31, 2003.  In exchange for its services as a placement agent, Paramount received a cash commission of $594,040 and a warrant to purchase 343,573 shares of our common stock.

          Tim McInerney and Scott Katzmann both participated in the financing and are Senior Managing Directors at Paramount.  In addition, Lindsay Rosenwald, the President of Paramount Capital Asset Management, Inc., is the Managing Member of Orion Biomedical Fund, LP and Orion Biomedical Offshore Fund, LP, both of which participated in the financing.

38.

          Dr. Lawrence Kessel, a member of our board of directors, Daniel Kessel, Dr. Kessel’s brother, and Dr. Jay Kranzler, our Chief Executive Officer and Chairman of our board of directors, also participated in the financing.

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

39.

PART IV

ITEM 14.	Controls and Procedures

(a)     Evaluation of disclosure controls and procedures.  Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act of 1934, as amended, rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this annual report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective.

(b)     Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements

Our financial statements are included herein as required under Item 8 of this Annual Report on Form 10-K.  See Index on page F-1.

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(b)   Reports on Form 8-K

None

(c)   Exhibits

Exhibit No.	Description	Incorporated by Reference to

3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 10-Q for the quarter ended March 30, 1996
3.2	Certificate of Amendment filed on March 9, 2001	Exhibit 3.2 to Form 10-K for the year ended December 31, 2000
3.3	By-Laws, as amended	Exhibit 3.2 to Form 10-K for the year ended December 31, 1995
4.1	Form of Stock Certificate	Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225
10.1	1996 Equity Incentive Plan (the “1996 Plan” )	Exhibit 99.1 to Form S-8 Registration Statement No. 333-06771
10.2	Form of Incentive Stock Option Agreement under the 1996 Plan	Exhibit 3.1 to Form 10-Q for the quarter ended March 30, 1996
10.3	Form of Non-Statutory Stock Option Agreement under 1996 Equity Incentive Plan	Exhibit 3.1 to Form 10-Q for the quarter ended March 30, 1996
10.4	Incentive Stock Option and Appreciation Plan, as amended June 29, 1992	Exhibit 99.4 to Form S-8 Registration Statement No. 333-06771
10.5	Amended and Restated 1988 Nonqualified Stock Option Plan	Exhibit 99.6 to Form S-8 Registration Statement No. 333-06771
10.6	Form of Nonqualified Stock Option Agreement under the 1988 Plan	Exhibit 99.7 to Form S-8 Registration Statement No. 333-06771

40.

10.7	Form of Stock Option Agreement for issuance’s of all non-plan options	Exhibit 99.8 to Form S-8 Registration Statement No. 333-06771
10.8	Stock Option and Stock Appreciation Plan	Exhibit 28.1 to Form S-8 Registration Statement No. 333-06771
10.9	Employment Agreement dated December 28, 1996 between the Registrant and Jay D. Kranzler	Exhibit 10.8 to Form 10-K for the year ended December 31, 1995
10.10	Letter Amendment dated July 19, 1996 to Employment Agreement between the Registrant and Jay D. Kranzler	Exhibit 10.11 to Form 10-K for the year ended December 31, 2000
10.11	Second Amendment dated July 1, 2000 to Employment Agreement between the Registrant and Jay D. Kranzler	Exhibit 10.12 to Form 10-K for the year ended December 31, 2000
10.12	Third Amendment to Employment Agreement dated January 31, 2001 between the Registrant and Jay D. Kranzler	Exhibit 10.13 to Form 10-K for the year ended December 31, 2000
10.13	Employment Agreement dated December 1, 2001 between the Registrant and R. Michael Gendreau	Exhibit 10.14 to Form 10-K for the year ended December 31, 2001
10.14

Sublease dated February 1, 1999 between the Company and Cardia Pacemakers, Inc. and related lease dated August 1991 between Michael R. Mastro and Redmond East Associates and Incontrol, Inc. and Amendments One through Ten

Exhibit 10.41 to Form 10-K for the year ended December 31, 1998
10.15	Stock Subscription Warrant to Purchase Common Stock of the Registration between the Registrant and TBCC Funding Trust II or its registered assigns	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999
10.16	Amended and Restated License and Distribution Agreement dated January 19, 2001 between the Registrant and Fresenius	Exhibit 2.2 to Form 8-K filed on January 22, 2001
10.17	2000 Equity Incentive Plan	Exhibit 10.25 to Form 10-K for the year ended December 31, 2000
10.18	Form of Stock Option Agreement for use with the 2000 Equity Incentive Plan	Exhibit 10.26 to Form 10-K for the year ended December 31, 2000
10.19	Employment Agreement dated June 18, 2001 between Dr. John N. Bonfiglio and the Registrant	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2001
10.20	Restated License Agreement dated November 13, 2001 between Pierre Fabre Médicament and the Registrant*	Exhibit 10.22 to Form 10-K for the year ended December 31, 2001
10.21	Trademark Agreement dated August 1, 2001 between Pierre Fabre Médicament and the Registrant*	Exhibit 10.23 to Form 10-K for the year ended December 31, 2001
10.22	Letter Amendment dated February 1, 2002 to the Amended and Restated License Agreement dated January 19, 2001 between the Registrant and Fresenius	Exhibit 10.24 to Form 10-K for the year ended December 31, 2001
10.23	First Amendment to the Employment Agreement dated August 26, 2002 between Cypress and John Bonfiglio	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2002

41.

10.24	Reformulation and New Product Agreement dated August 22, 2002 between Cypress and Collegium Pharmaceuticals, Inc. (*)	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002
10.25	Common Stock Issuance Agreement dated October 31, 2002 between Cypress and Collegium Pharmaceuticals, Inc.	Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002
21.1	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney	Reference is made to page 44
99.1	Certification pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted. )
99.2	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

* Confidential Treatment has been requested for certain portions of this agreement.

42.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPRESS BIOSCIENCE, INC

Date: March 20, 2003	By:	/s/ JAY D. KRANZLER

Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 20, 2003	By:	/s/ SABRINA MARTUCCI JOHNSON

Chief Financial Officer and Vice President

43.

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay D. Kranzler, M.D. , Ph.D. and Sabrina Martucci Johnson, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and full power and authority to do and performance each and every act and thing requisite and necessary to be done in connection therewith, as fully to intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY D. KRANZLER, M. D., PH.D.	Chief Executive Officer and Chairman of the Board	March 20, 2003
(Principal Executive Officer)
Jay D. Kranzler, M.D., Ph.D.

/s/ SABRINA MARTUCCI JOHNSON	Chief Financial Officer and Vice President	March 20, 2003
(Principal Financial and Accounting Officer)
Sabrina Martucci Johnson

/s/ SAMUEL D. ANDERSON	Director	March 20, 2003

Samuel D. Anderson

/s/ SHELDON DROBNY	Director	March 20, 2003

Sheldon Drobny

/s/ MARTIN B. KELLER, M. D.	Director	March 20, 2003

Martin B. Keller, M.D.

/s/ LAWRENCE J. KESSEL, M. D.	Director	March 20, 2003

Lawrence J. Kessel, M.D.

/s/ CHARLES NEMEROFF, M. D., PH.D.	Director	March 20, 2003

Charles Nemeroff, M.D., Ph.D.

/s/ JACK H. VAUGHN	Director	March 20, 2003

Jack H. Vaughn

44.

CYPRESS BIOSCIENCE, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Cypress Bioscience, Inc.

          We have audited the accompanying balance sheets of Cypress Bioscience, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Bioscience, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

San Diego, California
February 21, 2003

CYPRESS BIOSCIENCE, INC.

BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$7,235,403	$5,867,083
Restricted cash	—	605,240
Short-term investments	4,973,980	—
Prepaid expenses	106,908	61,244
Debt acquisition cost – current	—	6,992

Total current assets	12,316,291	6,540,559
Property and equipment, net	125,072	126,980
Other assets	36,156	17,569

Total assets	$12,477,519	$6,685,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$215,259	$646,745
Accrued compensation	82,912	86,146
Accrued liabilities (Note 4)	324,155	965,530
Current portion of long-term obligations	13,101	555,630
Deferred revenue	—	6,400,000

Total current liabilities	635,427	8,654,051
Deferred rent	5,611	—
Long-term obligations, net of current portion	51,344	—
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit): (Note 6)
Common stock, $.02 par value; 60,000,000 shares of common stock authorized; 13,197,226 and 6,349,221 shares issued and outstanding at December 31, 2002 and 2001, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	263,944	126,984
Additional paid-in capital	116,238,083	101,580,267
Shareholder receivable	(189,973)	(189,973)
Accumulated other comprehensive income	8,187	—
Accumulated deficit	(104,535,104)	(103,486,221)

Total stockholders’ equity (deficit)	11,785,137	(1,968,943)

	$12,477,519	$6,685,108

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

Revenue:
Revenue from Fresenius agreement	$6,400,000	$1,600,000	$2,975,208
Costs and expenses:
Production costs	—	—	426,971
Sales and marketing	—	—	5,922,706
Research and development	5,178,853	3,785,919	1,880,086
General and administrative	3,123,465	4,367,401	3,331,869
Compensation expense – variable stock options (Note 7)	(688,376)	784,874	—

	7,613,942	8,938,194	11,561,632
Other income (expense):
Interest income	199,678	434,363	633,523
Interest expense	(33,529)	(273,083)	(549,125)
Loss on sale and disposal of assets, net	(1,090)	(16,714)	—

	165,059	144,566	84,398

Net loss	$(1,048,883)	$(7,193,628)	$(8,502,026)

Net loss per share – basic and diluted	$(0.09)	$(1.15)	$(1.40)

Shares used in computing net loss per share – basic and diluted	11,572,101	6,249,917	6,052,905

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

					Accumulated Other Comprehensive Income
	Common Stock
			Additional Paid-in Capital	Shareholder Receivable		Accumulated Deficit
	Shares	Par Value					Total

Balance at December 31, 1999	5,789,264	$115,785	$95,419,635	$—	$—	$(87,790,567)	$7,744,853
Issuance of stock upon options exercised	285,681	5,714	4,449,580	—	—	—	4,455,294
Compensation related to stock options	—	—	26,000	—	—	—	26,000
Stock issued to match 401(k) contributions	22,199	444	172,548	—	—	—	172,992
Conversion of 7% debentures plus interest	6,948	139	151,976	—	—	—	152,115
Issuance of common stock for services	1,533	31	49,969	—	—	—	50,000
Retirement of fractional shares for reverse split	(275)	(6)	6	—	—	—	—
Net loss and comprehensive net loss	—	—	—	—	—	(8,502,026)	(8,502,026)

Balance at December 31, 2000	6,105,350	122,107	100,269,714	—	—	(96,292,593)	4,099,228
Issuance of stock upon options exercised	134,248	2,685	333,378	(189,973)	—	—	146,090
Compensation related to stock options issued to consultants for services	—	—	34,531	—	—	—	34,531
Stock issued to match 401(k) contributions	15,873	317	51,270	—	—	—	51,587
Stock compensation on variable employee stock options	—	—	784,874	—	—	—	784,874
Issuance of common stock for services	93,750	1,875	106,500	—	—	—	108,375
Net loss and comprehensive net loss	—	—	—	—	—	(7,193,628)	(7,193,628)

Balance at December 31, 2001	6,349,221	126,984	101,580,267	(189,973)	—	(103,486,221)	(1,968,943)
Issuance of stock and warrants in private placement, net of placement fees	6,871,467	137,429	15,194,973	—	—	—	15,332,402
Compensation related to stock options issued to consultants for services	—	—	143,363	—	—	—	143,363
Stock issued to match 401(k) contributions	39,040	781	78,233	—	—	—	79,014
Stock compensation on variable employee stock options	—	—	(688,376)	—	—	—	(688,376)
Repurchase and retirement of common stock	(62,502)	(1,250)	(70,377)	—	—	—	(71,627)
Comprehensive loss:
Net loss	—	—	—	—	—	(1,048,883)	(1,048,883)
Unrealized gain on short-term investments	—	—	—	—	8,187	—	8,187

Comprehensive loss	—	—	—	—	—	—	(1,040,696)

Balance at December 31, 2002	13,197,226	$263,944	$116,238,083	$(189,973)	$8,187	$(104,535,104)	$11,785,137

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

Operating Activities
Net loss	$(1,048,883)	$(7,193,628)	$(8,502,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,848	141,641	262,721
Amortization of deferred revenue agreement	(6,400,000)	(1,600,000)	—
Stock compensation on variable employee options	(688,376)	784,874	—
Stock and options issued for services and interest payments	151,375	194,493	76,000
Common stock issued for employee services	—	—	172,992
Loss on sale and disposal of property and equipment	3,352	16,714	—
Changes in operating assets and liabilities:
Receivable from agreement with Fresenius	—	439,315	(51,841)
Prepaid expenses	(45,664)	42,934	285,003
Other assets	(18,587)	20,518	(11,292)
Accounts payable and other accrued liabilities	(1,076,095)	323,628	(164,712)
Deferred rent	5,611	—	—

Net cash used in operating activities	(9,029,419)	(6,829,511)	(7,933,155)
Investing Activities
Proceeds from restructured Fresenius agreement	—	8,000,000	—
Proceeds from sale of assets and inventory to Fresenius	—	12,000	—
Purchases of short-term investments	(4,965,793)	—	—
Purchase of property and equipment	(7,300)	(96,953)	(21,359)
Release (deposit) of restricted cash	605,240	(605,240)	—

Net cash provided by (used in) investing activities	(4,367,853)	7,309,807	(21,359)
Financing Activities
Proceeds from exercise of stock options and warrants	—	146,090	4,455,293
Proceeds from private placement of common stock and warrants, net	15,332,402	—	—
Payments on capital lease obligation	(10,555)	—	(6,167)
Payments on convertible debentures	—	(275,000)	—
Payments on notes payable	(555,630)	(1,586,620)	(962,261)
Cash used to repurchase common stock	(625)	—	—

Net cash provided by (used in) financing activities	14,765,592	(1,715,530)	3,486,865
Increase (decrease) in cash and cash equivalents	1,368,320	(1,235,234)	(4,467,649)
Cash and cash equivalents at beginning of the year	5,867,083	7,102,317	11,569,966

Cash and cash equivalents at end of the year	$7,235,403	$5,867,083	$7,102,317

Supplemental disclosure of cash flow information
Interest paid	$26,537	$209,860	$410,725

Equipment acquired under capital leases	$75,000	$—	$—

Conversion of debentures and related interest into common stock	$—	$—	$152,115

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

1.     THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

          Cypress Bioscience, Inc. (the “Company”) is committed to being the innovator and commercial leader in providing products for the diagnosis and treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders.  The Company’s goal is to be the first to market a product approved in the United States for the treatment of FMS, the focus of the Company’s initial efforts in the area of Functional Somatic Syndromes.  The Company’s business strategy is focused on combining novel technology and clinical development of well-characterized drugs that the Company believes offers strong potential to help patients with Functional Somatic Syndromes.  The Company licensed its first clinical candidate for the treatment of FMS and other related chronic pain syndromes, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre.  The Company commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS.  The Phase II trial was completed in the first quarter of 2003, and the Company is in the process of completing a report to present the final results of the trial to the Food and Drug Administration.

          Prior to December 31, 2000, the Company was engaged in the product development and marketing of the PROSORBA® column, a medical device, which was marketed for the treatment of rheumatoid arthritis and idiopathic thrombocytopenia purpura.

Basis of Presentation

          Effective October 2002, the Company merged its wholly-owned subsidiary, PRP, Inc. (“PRP”), with and into the Company.  Upon the effectiveness of the merger, each outstanding share of capital stock of PRP ceased to be outstanding, without any payment being made, and the Company remained as the surviving corporation.  As PRP was an inactive subsidiary, the merger of PRP into the Company had no financial statement impact.

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

Cash and Cash Equivalents

          The Company considers cash equivalents to be those investments which are highly liquid, readily convertible into cash and which mature within three months from the date of purchase.

Short-Term Investments

          The Company’s short-term investments consist of securities of the U.S. government or its agencies or instrumentalities.  The Company has classified its short-term investments as “available-for-sale” and carries them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss.  Realized gains and losses are calculated on the specific identification method and recorded as interest income.  For the year ended December 31, 2002, there were no realized gains or losses.   Prior to 2002, the Company did not have any short-term investments, only cash and cash equivalents.

          At December 31, 2002, short-term investments consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$4,965,793	$8,187	$—	$4,973,980

          All of these securities mature within one year of December 31, 2002.

Property and Equipment

          Property and equipment, including assets acquired under capital leases, are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (three to five years) or the lease term using the straight-line method.

Long-Lived Assets

          The Company evaluates the carrying value of its long-lived assets when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset.  To date, the Company has not identified any indicators of impairment or recorded any impairment of long-lived assets.

Debt Acquisition Costs

          Debt acquisition costs are amortized to interest expense over the term of the related debt.  As all related debt has been paid off as of December 31, 2002, there are no debt acquisition costs at December 31, 2002.

Accrued Clinical Trial Costs

          The Company enrolls patients in various clinical trial sites, which are conducted primarily in the United States.  The Company records the cost of such studies as the clinical work is performed by the respective research entities.  The Company accrues costs related to clinical trials in the period incurred.

Fair Value of Financial Instruments

          The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities, approximate fair value due to the nature of their short-term maturities.  The Company believes the carrying amount of its capital lease obligations approximates fair value because the interest rate on these instruments are at market rates.

Revenue Recognition

          Revenue from the Fresenius agreement (Note 2) for the years ended December 31, 2002 and 2001 related to the $8.0 million upfront payment that the Company received in January 2001.  Pursuant to the terms of the agreement with Fresenius, as this upfront payment, a portion of which reflected prepaid royalties on the sales of 10,000 PROSORBA columns in any year during the initial five years of the agreement, was not stated as being non-refundable, the Company deferred the recognition of this payment and amortized the amount on a straight-line basis over five years, at the rate of $400,000 per quarter.  However, the agreement with Fresenius was restructured in February 2002, whereby the Company agreed that the $8.0 million payment would cover all sales of the PROSORBA column in the seven-year period commencing January 2001 and that it was non-refundable under any circumstances.  As of a result of this modification, the Company recognized the remaining deferred revenue, which amounted to $6.4 million at December 31, 2001, as revenue in the first quarter of 2002.

          Revenue from the Fresenius agreement for the year ended December 31, 2000 consisted of the Company’s pro rata share of PROSORBA column sales by Fresenius as determined under the agreement entered into in March 1999.  The Company’s pro rata share of PROSORBA column sales was determined as a total of allowable reimbursable expenses incurred by the Company for royalty, research and development, and sales and marketing expenses plus the Company’s share of any remaining net profit generated under the agreement.  The Company’s share of remaining net profit was calculated as the gross profit from PROSORBA column sales less reimbursed expenses incurred by the Company and Fresenius.

          In accordance with Staff Accounting Bulleting (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.

Research and Development

          Research and development costs are expensed as incurred.

Income Taxes

          Current income tax expense, if any, is the amount of income taxes expected to be payable for the current year.  A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns.  Tax rate changes are reflected in income in the period such changes are enacted.

Stock-Based Compensation

          The Company measures compensation costs related to stock option plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and earnings (loss) per common share as if the fair value based method had been applied in measuring compensation costs. Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair value of the underlying stock at the date of grant.

          Compensation expense for options granted to non-employees has been determined at the grant date in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” and has been recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  Such compensation is recognized over the related vesting period of the underlying option.

          Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts presented below:

	2002	2001	2000

Net loss, as reported	$(1,048,883)	$(7,193,628)	$(8,502,026)
Deduct: Total stock-based employee compensation determined under fair value based methods	(1,741,740)	(1,900,899)	(2,170,319)

Pro forma net loss	$(2,790,623)	$(9,094,527)	$(10,672,345)

Net loss per share – basic and diluted, as reported	$(0.09)	$(1.15)	$(1.40)
Pro forma net loss per share – basic and diluted	$(0.24)	$(1.46)	$(1.76)

          The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2002, 2001 and 2000: no dividend yield; a risk-free interest rate of 4%, 6% and 6%, respectively; an expected term of 4.0 years, 2.8 years and 2.6 years, respectively; and an expected volatility of 115.8%, 100.7% and 95.1%, respectively.  The weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $2.52, $1.30 and $12.06, respectively.

Earnings (Loss) Per Share

          Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings (loss) per share by application of the treasury stock method.  The Company has excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the years ended December 31, 2002 and 2001 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share for the years ended December 31, 2002 and 2001 was 120,106 and 409,955, respectively.

Recent Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which is effective for the Company beginning January 1, 2003.  The adoption of this standard is not expected to have a material effect on the financial position or results of operations of the Company.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan.  In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  It also establishes that fair value is the objective for the initial measurement of the liability.  SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of this standard is not expected to have a material effect on the financial position or results of operations of the Company.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.”  SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has accounted for stock-based employee compensation using the intrinsic value method and has adopted the amendments to the disclosure provisions of this statement.

Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     FRESENIUS AGREEMENT

          In March 1999, the Company entered into an agreement with Fresenius HemoCare, or Fresenius, providing Fresenius with an exclusive license to distribute the PROSORBA column in the United States, Europe and Latin America and, subject to certain conditions, Japan and select Asian countries, referred to as the Original Fresenius Agreement.  The Original Fresenius Agreement contemplated joint efforts to introduce and market the PROSORBA column in the United States, with us bearing the responsibility for sales, marketing and clinical research associated with the product in the United States.  The Original Fresenius Agreement included a 50/50 profit split in countries other than the United States, and a 50/50 profit split in the United States until the revenue from sales of the PROSORBA column reached a pre-determined sales threshold, after which time the Company would receive 60% of the profits.

          On January 19, 2001, the Company restructured our agreement with Fresenius, referred to as the First Restructured Agreement.  Pursuant to the terms of the First Restructured Agreement, Fresenius assumed all of the sales, marketing and clinical efforts associated with the PROSORBA column worldwide.  The Company received an upfront payment of $8.0 million, a portion of which reflected prepaid royalties on the sales of 10,000 PROSORBA columns in any year during the initial five years of the agreement.  The First Restructured Agreement eliminated certain profit sharing and expense sharing provisions, and the Company was entitled to receive additional royalties for any sales in excess of the 10,000 PROSORBA columns.  Pursuant to the First Restructured Agreement, the Company also transferred to Fresenius certain of our assets associated with the PROSORBA column, including the Food and Drug Administration Pre-Market Approval.  In addition, Fresenius assumed the liability under a lease for a facility in Redmond, Washington and obligations under contracts relating to the PROSORBA column, including royalty obligations under assigned patent licenses.  The Company also assigned a distribution agreement for the territory of Canada to Fresenius, but retained ownership of the patents and trademarks for the PROSORBA column.

          In light of lower sales than the Company and Fresenius anticipated, the Company and Fresenius determined to implement a different set of economic terms.  As a result, the agreement was further restructured on February 1, 2002, referred to as the Second Restructured Agreement.  Under the Second Restructured Agreement, the Company agreed that the $8.0 million upfront fee would cover all sales of the PROSORBA column in the initial seven-year period commencing January 2001 and that it was non-refundable under any circumstances.  The Company is not entitled to any additional royalty payments during the initial seven-year period of the agreement.  In addition, whereas under the First Restructured Agreement, the Company was entitled to certain royalty payments on sales of the PROSORBA column after January 2006, pursuant to the terms of the Second Restructured Agreement, a contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units.  Such payment, if any, will be due on January 30, 2008 and is non-refundable.  Prior to these modifications, the Company had accounted for the initial $8.0 million payment as deferred revenue, and had amortized this amount on a straight-line basis over five years, at the rate of $400,000 per quarter.  As a result of these modifications, the Company recognized the remaining deferred revenue, which amounted to $6.4 million at December 31, 2001, as revenue in the first quarter of 2002.

3.     LICENSING AGREEMENTS

Licensing Agreement

          In August 2001, the Company entered into a license agreement and a trademark agreement with Pierre Fabre.  The license agreement was amended and restated on November 13, 2001.  The license agreement provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for the treatment of FMS and related chronic pain syndromes in the United States and Canada.  The Company also has an option to include other indications in these markets.

          In connection with the license, the Company paid Pierre Fabre upfront payments of $1.5 million and additional payments to Pierre Fabre of up to a total of $5.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones.  The upfront payment of  $1.5 million has been expensed pursuant to SFAS No. 2, “Accounting for Research and Development Costs”, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses.  If the product is commercialized, Pierre Fabre will manufacture the active ingredients used in the commercial product, and the Company will pay Pierre Fabre a transfer price and royalties based on net sales.  Pierre Fabre retains the right to sell products developed by us for FMS and related chronic pain syndromes outside the United States and Canada and will pay us a royalty based on net sales for such rights.

Reformulation and New Product Agreement

          In August 2002, the Company entered into a Reformulation and New Product Agreement (“Agreement”) with Collegium Pharmaceutical, Inc., or Collegium, pursuant to which Collegium will attempt to develop reformulations of milnacipran and new products that are analogs of milnacipran.  The Company received an option to acquire an exclusive license to technology developed under the Agreement for a specified time period.  The Company paid Collegium an upfront fee, which has been expensed pursuant to SFAS No. 2, “Accounting for Research and Development Costs”, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses.  Additionally, the Company paid Collegium a project management fee pursuant to the Agreement.  The Company also agreed to reimburse Collegium for its out-of-pocket expenses.  In the event the Company exercises its option under the Agreement, the Company would be obligated to pay Collegium certain milestone payments, as well as potential royalty payments based on the net sales of reformulated or new products.  Additionally, in October 2002, the Company entered into a Common Stock Issuance Agreement with Collegium, pursuant to which Collegium may elect to be issued shares of our common stock, subject to certain conditions, in lieu of cash, for milestone payments.   The Company has authorized the issuance of up to 1,800,000 shares of common stock as milestone payments.

4.     COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Property and Equipment

          Property and equipment are comprised of the following as of December 31:

	2002	2001

Laboratory and production equipment	$121,321	$121,321
Office equipment	484,613	407,028
Leasehold improvements	20,261	20,261

	626,195	548,610
Accumulated depreciation and amortization	(501,123)	(421,630)

	$125,072	$126,980

          Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was $80,856, $72,021 and $109,000, respectively, including assets under capital leases.  The cost and accumulated amortization for assets acquired under capital leases totaled $75,000 and $11,250, respectively, at December 31, 2002.  There were no capital leases as of December 31, 2001.

Accrued Liabilities

          Accrued liabilities are comprised of the following as of December 31:

	2002	2001

Accrued clinical trial costs	$202,299	$206,284
Accrued licensing fees to Pierre Fabre for milnacipran	—	750,000
Professional services	114,363	—
Other	7,493	9,246

	$324,155	$965,530

5.     LONG-TERM OBLIGATIONS

Term Loan

          In September 1999, the Company signed a $5.0 million term loan agreement with a financing company, of which $2.0 million was drawn down immediately.  An additional $1.0 million was drawn in December 1999.  The loan was initially secured by certain of our assets; however, in connection with the sale of PROSORBA related assets to Fresenius, the debt covenants related to the loan were restructured in January 2001, and the loan was secured with a $2.1 million interest bearing restricted cash account held as collateral by the lender.  This interest bearing restricted cash was used to retire the loan over its remaining term.  The outstanding loan balance in the amount of $555,630 at December 31, 2001 was paid in full in July 2002 with the remaining balance of the restricted cash account, which had a value of $605,240 at December 31, 2001.

          In connection with this agreement, we granted the lender a five-year warrant to purchase 21,081 shares of our common stock at an exercise price of $23.72 per share.  The warrant was valued in accordance with EITF 96-18 and was amortized as additional interest expense over the term of the loan.  The warrant expires in September 2004.

7% Convertible Debentures

          The 7% Convertible Debentures were originally issued in April 1994, with interest payable in cash or shares of common stock at our option.  The conversion price for the principal amount was $23.04 per share of registered common stock, the fair market value on the date of closing.  The conversion price for the interest was the lower of $32.00 per share of common stock or the average closing price for the 10 days prior to the annual April 30th interest payment date.  During 2000, $125,000 of convertible debentures along with accrued interest of $27,115 was converted into 6,948 shares of common stock.  The remaining 7% Convertible Debentures in the amount of $275,000 were due and repaid in full in March 2001 in accordance with the terms of the debenture agreement.  During the years ended December 31, 2001 and 2000, the Company recorded related interest expense of approximately $5,000 and $19,000, respectively, which has been paid in cash and common stock.

6.     STOCKHOLDERS’ EQUITY

Authorized Shares

          The Company is authorized to issue up to 60,000,000 shares of common stock and 15,000,000 shares of preferred stock.

Reverse Stock Split

          On February 28, 2001, the Company’s stockholders authorized the Board of Directors to effect a reverse stock split in any of the following ratios: 1:6, 1:7, 1:8, 1:9 or 1:10.  On March 7, 2001, the Board of Directors set the ratio at 1 for 8 and the reverse stock split to be effected on March 9, 2001. All share, per share, warrant and stock option information has been retroactively restated to reflect the reverse stock split.

Private Placement of Our Common Stock and Warrants to Purchase Common Stock

          During March 2002, the Company completed a private placement of 6,871,467 shares of common stock and warrants to purchase 3,435,726 shares of common stock.  For each two shares of common stock bought, the purchaser received a warrant to acquire one share of common stock at $3.09 per share, a premium to the then-current market price. Such warrants expire in March 2007.  The purchase price for the combined security was $2.47.  The Company received proceeds of approximately $15.3 million, net of placement costs and fees of approximately $1.6 million.  In addition, in March 2002, in connection with the private placement, the Company issued warrants to purchase 889,575 shares of common stock to various placement agents.  These warrants have exercise prices ranging from $2.72 to $2.96 and expire in March and April of 2007.

7.     BENEFIT PLANS

401(k) Plan

          The Company has a savings plan under Section 401(k) of the Internal Revenue Code under which all employees over the age of twenty-one are eligible to participate on the first entry date (January 1, April 1, July 1 and October 1) following their hire date.  The plan allows for a matching contribution in the Company’s common stock (valued as of the contribution date) equal to 100% of the amount of the salary contributed for the preceding six- month period.  Employees vest in the matching contribution made on the last day of June of the plan year provided they are employed on the last day of December of the plan year and vest in the matching contribution made on the last day of December of the plan year provided that they are employed on the last day of June of the following plan year. After five years of vesting service, the matching contribution is 100% vested immediately.  During the years ended December 31, 2002, 2001 and 2000, the charge to operations for the matching contribution was $79,014, $51,587 and $172,992, respectively.

Stock Options

          2000 EQUITY INCENTIVE PLAN.  In May 2000, the Company adopted the 2000 Equity Incentive Plan (the “2000 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company’s common stock, as well as the granting of stock bonuses and rights to purchase restricted stock.  The exercise price of all incentive stock options granted under the 2000 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant.  The exercise price of non-qualified stock options granted under the 2000 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date of grant.  Options granted under the 2000 Plan have a term of up to ten years and generally vest over four years.  In February 2001, the shareholders of the Company approved a provision to amend the 2000 Plan, whereby the total number of shares reserved for issuance under the 2000 Plan and the 1996 Equity Incentive Plan, in the aggregate, may be increased quarterly such that the number equals 21.1% of the number of shares of the Company’s common stock issued and outstanding as of the end of that day.  Pursuant to the amendment, under the 2000 Plan, 2,009,708 shares of common stock are reserved for future issuance, and as of December 31, 2002, 1,087,494 shares of the Company’s common stock are available for future grant.

          1996 EQUITY INCENTIVE PLAN.  In January 1996, the Company adopted the 1996 Equity Incentive Plan (the “1996 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company’s common stock, as well as the granting of stock bonuses and rights to purchase restricted stock.  The exercise price of all incentive stock options granted under the 1996 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant.  The exercise price of non-qualified stock options granted under the 1996 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date of grant.  Options granted under the 1996 Plan have a term of up to ten years and vest as determined by the Board but in no event less than twenty percent per year.  Under the 1996 Plan, 1,250,000 shares of common stock are reserved for issuance, and as of December 31, 2002, 9,192 shares of the Company’s common stock are available for future grant.

          OTHER STOCK OPTION PLANS   The Company also has previously adopted other stock option plans pursuant to which certain options remain outstanding.  These plans consist of the Incentive Stock Option and Appreciation Plan, which expired in 1995, the 1988 Non-qualified Stock Option Plan, which expired in 1998, and options granted to employees other than to a formal option plan.  Options previously granted under these plans remain outstanding according to their respective terms and conditions.

          STOCK OPTION CANCEL AND RE-GRANT PROGRAM.  In June 2001, the Company implemented an option cancel and re-grant program.  Pursuant to the program, the exercise price of certain options held by certain of our executive officers and directors were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the option cancel and re-grant program was effected.  As a condition to participating in the option cancel and re-grant program, optionees who elected to surrender their old options for the replacement options had to exercise at least twenty percent of the replacement options on June 27, 2001.  In addition, the replacement options expire no later than the earlier of the expiration date of the original option grant or June 27, 2006.  The Company’s chief executive officer exercised his options to purchase 101,319 shares of common stock pursuant to a promissory note that was issued by the Company and is secured by his stock.  The outstanding principal amount of the promissory note is due on June 27, 2006, and the interest is payable annually.  The principal amount of the loan is $189,973 and the interest rate is variable, adjusted monthly and is two points above the federal funds rate.

          As a result of the program, the Company granted options to purchase 618,738 shares of its common stock. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25”, the shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period.  As a result, we recorded stock compensation expense totaling $784,874 for the year ended December 31, 2001.  During the year ended December 31, 2002, the intrinsic value of the common stock underlying the options declined due to a decline in the Company’s stock price, resulting in a reversal of $688,376 of the cumulative compensation charge.

          The following table summarizes the activity of our stock options and warrants for the periods presented:

	NUMBER OF WARRANTS/OPTIONS

	Warrants	2000 Equity Incentive Plan Options	1996 Equity Incentive Plan Options	Incentive Stock Options	Non-Qualified Stock Options	Other Options

Balance December 31, 1999	82,640	—	840,766	875	50,000	85,375
Granted	—	—	203,755	—	—	—
Exercised	—	—	(187,425)	—	(16,000)	(82,250)
Canceled	—	—	(95,320)	(625)	—	—
Expired	—	—	(21,987)	—	—	—

Balance December 31, 2000	82,640	—	739,789	250	34,000	3,125
Granted	—	328,300	856,839	—	—	—
Exercised	—	—	(134,248)	—	—	—
Canceled	—	—	(662,483)	—	(22,000)	—
Expired	—	—	(66,057)	(250)	(2,000)	—

Balance December 31, 2001	82,640	328,300	733,840	—	10,000	3,125
Granted	4,325,301	813,891	36,000	—	—	—
Exercised	—	—	—	—	—	—
Canceled	—	(179,842)	(4,125)	—	—	—
Expired	(49,059)	(40,135)	—	—	—	—

Balance December 31, 2002	4,358,882	922,214	765,715	—	10,000	3,125

          The following table summarizes information regarding stock options outstanding at December 31, 2002:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable

$0.00 - $1.50	226,751	8.3	$1.36	177,194	$1.37
$1.51 - $2.00	106,186	2.6	$1.71	104,396	$1.71
$2.01 - $2.50	482,490	3.2	$2.50	444,600	$2.50
$2.51 - $3.00	110,000	8.9	$2.58	40,331	$2.56
$3.01 - $3.50	596,528	9.3	$3.24	71,862	$3.22
$3.51 - $5.00	134,000	9.1	$3.84	57,834	$3.98
$5.01 - $11.50	3,330	0.1	$11.50	3,330	$11.50
$11.51 - $15.00	10,208	3.2	$12.67	10,208	$12.67
$15.01 - $18.00	30,624	1.3	$17.27	30,624	$17.27
$18.01 - $26.00	937	1.8	$24.75	937	$24.75

	1,701,054	6.8	$3.03	941,316	$2.99

          The weighted average exercise prices for stock option activity are as follows:

	Number of Stock Options Under All Plans	Weighted Average Exercise Prices

Balance December 31, 1999	977,016	$15.16
Granted	203,755	$20.11
Exercised	(285,675)	$15.59
Cancelled	(95,945)	$20.53
Expired	(21,987)	$20.32

Balance December 31, 2000	777,164	$15.52
Granted	1,185,139	$2.31
Exercised	(134,248)	$2.50
Cancelled	(684,483)	$14.91
Expired	(68,307)	$17.33

Balance December 31, 2001	1,075,265	$2.86
Granted	849,891	$3.24
Exercised	—	$—
Cancelled	(183,967)	$2.96
Expired	(40,135)	$3.36

Balance December 31, 2002	1,701,054	$3.03

8.       INCOME TAXES

          Significant components of our net deferred income tax assets as of December 31, 2002 and 2001 are shown below.  A valuation allowance has been established to offset the net deferred tax asset as of December 31, 2002 and 2001, respectively, as the realization of such assets is uncertain.

	2002	2001

Net operating loss carryforwards	$29,526,000	$27,951,000
Capitalized research and development	1,800,000	1,933,000
Tax credits	1,841,000	1,350,000
Deferred revenue	—	2,608,000
Other	177,000	230,000

	33,344,000	34,072,000
Valuation allowance	(33,344,000)	(34,072,000)

	$—	$—

          As of December 31, 2002, the Company has accumulated federal and California net operating loss carryforwards of approximately $81,899,000 and $14,974,000, respectively. Approximately $4,858,000 of the federal net operating loss expired in 2002.  The federal tax loss carryforwards will continue to expire in 2003.  The California tax loss carryforwards will begin to expire in 2004.  Additionally, the Company has federal and California research and development tax credit carryforwards of approximately $1,616,000 and $315,000, respectively, which will begin expiring in 2006 unless previously utilized.

          Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited due to cumulative changes in ownership of more than 50%.  The Company believes that changes in ownership have occurred.  The Company, however, does not believe that this limitation will have a material effect on the financial statements.

9.       COMMITMENTS AND CONTINGENCIES

          The Company currently occupies approximately 5,200 square feet of leased office space in San Diego, California.  The San Diego facility houses our executive and administrative offices.  The lease for this facility expires in July 2007.

          Future annual minimum lease payments due under noncancelable capital and operating leases consists of the following at December 31, 2002:

Years Ending December 31,	Capital Leases	Operating Leases

2003	$19,020	$164,282
2004	19,020	170,864
2005	19,020	177,704
2006	19,020	184,804
2007	3,170	110,270

Total minimum lease payments	79,250	$807,924

Amount representing interest	14,805

Obligation under capital leases	64,445
Less current portion	13,101

Long-term capital lease obligation	$51,344

          Total rent expense was approximately $189,000, $175,000 and $183,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

10.    QUARTERLY INFORMATION (UNAUDITED)

          The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information.

	2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue from Fresenius agreement	$6,400,000	$—	$—	$—
Total costs and expenses	$2,338,368	$1,633,235	$1,856,188	$1,786,151
Other income	$4,457	$65,934	$56,395	$38,273
Net income (loss)	$4,066,089	$(1,567,301)	$(1,799,793)	$(1,747,878)
Net income (loss) per share - basic	$0.62	$(0.12)	$(0.14)	$(0.13)
Net income (loss) per share - diluted	$0.59	$(0.12)	$(0.14)	$(0.13)
Shares used in calculating per share amounts – basic	6,578,270	13,180,425	13,181,887	13,182,054
Shares used in calculating per share amounts – diluted	6,929,605	13,180,425	13,181,887	13,182,054

	2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue from Fresenius agreement	$400,000	$400,000	$400,000	$400,000
Total costs and expenses	$1,613,507	$1,395,044	$3,125,902	$2,803,741
Other income	$33,529	$64,569	$33,786	$12,682
Net loss	$(1,179,978)	$(930,475)	$(2,692,116)	$(2,391,059)
Net loss per share - basic and diluted	$(0.19)	$(0.15)	$(0.42)	$(0.38)
Shares used in calculating per share amounts – basic and diluted	6,107,433	6,203,526	6,342,553	6,342,553