Form 10-Q
period 2003-03-31
CYPRESS BIOSCIENCE INC
filed 2003-05-15
CIK 716054

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003,

or

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

          Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          At May 9, 2003, 17,305,609 shares of Common Stock of the Registrant were outstanding.

This filing, without exhibits, contains 24 pages.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CYPRESS BIOSCIENCE, INC.
BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$5,011,674	$7,235,403
Short-term investments	5,465,315	4,973,980
Prepaid expenses	139,838	106,908

Total current assets	10,616,827	12,316,291
Property and equipment, net	108,826	125,072
Other assets	45,763	36,156

Total assets	$10,771,416	$12,477,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175,797	$215,259
Accrued compensation	79,474	82,912
Accrued liabilities	469,786	324,155
Current portion of long-term obligations	13,416	13,101

Total current liabilities	738,473	635,427
Deferred rent	8,977	5,611
Long-term obligations, net of current portion	47,855	51,344
Stockholders’ equity (Note 8):
Common stock, $.02 par value; 60,000,000 shares of common stock authorized; 13,202,781 and 13,197,226 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	264,056	263,944
Additional paid-in capital	116,172,210	116,238,083
Shareholder receivable	(189,973)	(189,973)
Accumulated other comprehensive income	15,545	8,187
Accumulated deficit	(106,285,727)	(104,535,104)

Total stockholders’ equity	9,976,111	11,785,137

Total liabilities and stockholders’ equity	$10,771,416	$12,477,519

See accompanying notes to financial statements.

Note:  The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenue:
Revenue from Fresenius agreement (Note 3)	$—	$6,400,000
Costs and expenses:
Research and development	1,068,887	1,458,002
General and administrative	799,477	890,056
Compensation benefit – variable stock options (Note 8)	(96,498)	(9,690)

Total costs and expenses	1,771,866	2,338,368
Other income (expense):
Interest and other income, net	23,431	25,843
Interest expense	(2,188)	(21,386)

	21,243	4,457

Net income (loss)	$(1,750,623)	$4,066,089

Net income (loss) per share – basic	$(0.13)	$0.62

Shares used in computing net income (loss) per share –basic	13,197,497	6,578,270

Net income (loss) per share – diluted	$(0.13)	$0.59

Shares used in computing net income (loss) per share - diluted	13,197,497	6,929,605

     See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Operating Activities
Net income (loss)	$(1,750,623)	$4,066,089
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	17,191	21,900
Gain on sale of assets	(4,931)	—
Stock and stock options issued for services to consultants	16,890	10,984
Stock compensation on variable employee options	(96,498)	(9,690)
Amortization of deferred revenue agreement	—	(6,400,000)
Changes in operating assets and liabilities, net	63,560	(730,026)

Net cash used by operating activities	(1,754,411)	(3,040,743)
Investing Activities
Release of restricted cash	—	429,456
Purchases of short-term investments	(483,977)	—
Purchases of property and equipment	(1,514)	—
Proceeds from sale of property and equipment	5,500	—

Net cash provided by (used in) investing activities	(479,991)	429,456
Financing Activities
Proceeds from exercise of stock options	8,693	—
Proceeds from private placement of common stock and warrants	—	16,892,523
Proceeds from issuance of warrants	5,154	—
Payment of notes payable	—	(415,418)
Payment of capital lease obligations	(3,174)	(1,585)

Net cash provided by financing activities	10,673	16,475,520
Increase (decrease) in cash and cash equivalents	(2,223,729)	13,864,233
Cash and cash equivalents at beginning of period	7,235,403	5,867,083

Cash and cash equivalents at end of period	$5,011,674	$19,731,316

Supplemental disclosure of cash flow information
Equipment acquired under capital leases	$—	$75,000

Interest paid	$2,188	$15,674

     See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.          Business

             We are committed to being the innovator and commercial leader in providing products for the diagnosis and treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders.  Our goal is to be the first to market a product approved in the United States for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes.  Our business strategy is focused on combining novel technology and clinical development of well-characterized drugs that we believe offer strong potential to help patients with Functional Somatic Syndromes.  We licensed our first clinical candidate for the treatment of FMS and other related chronic pain syndromes, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre.  We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS.  The Phase II trial was completed in the first quarter of 2003.  The final results of the trial were recently presented to the Food and Drug Administration, or the FDA, and we are in the process of preparing for the commencement of a Phase III clinical trial.

2.          Basis of Presentation

             The accompanying financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the SEC.  In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein.  All such adjustments are normal and recurring in nature.  Interim results are not necessarily indicative of results for the full year.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2002 Annual Report on Form 10-K filed with the SEC.

3.          Fresenius Agreements

             Prior to December 31, 2000, we were engaged in the product development and marketing of the PROSORBA column, a medical device, which was marketed for the treatment of rheumatoid arthritis and idiopathic thrombocytopenia purpura.  On January 19, 2001, we sold to Fresenius HemoCare, or Fresenius, most of our assets related to the PROSORBA column, including the United States FDA Pre-Market Approval and applications for the PROSORBA column.  Fresenius is now solely responsible for all ongoing clinical trials, regulatory support, and the marketing and distribution of the PROSORBA column as discussed below.

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

4.          Net Income (Loss) Per Share

             Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method.  We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended March 31, 2003 because such securities are antidilutive for this period. The total number of potential common shares excluded from the calculation of diluted loss per common share for the three months ended March 31, 2003 was 173,215.

             The following table presents the computation of basic and diluted shares outstanding:

	Three Months Ended March 31,

	2003	2002

Weighted average common shares outstanding – shares used in calculating per share amounts - basic	13,197,497	6,578,270
Effect of dilutive common share equivalents – stock options and warrants outstanding	—	351,335

Shares used in calculating per share amounts – diluted	13,197,497	6,929,605

5.          Comprehensive Income (Loss)

             We present unrealized gains and losses on our short-term investments, classified as “available-for-sale”, in our statement of stockholders’ equity and comprehensive income (loss) on an annual basis and in a footnote in our quarterly reports. During the three months ended March 31, 2003, total comprehensive income (loss) was $(1,743,265).  Other comprehensive income or loss consists of unrealized gains or losses on our short-term investments, which are comprised of securities of the U.S. government or its agencies or instrumentalities, and included an unrealized gain of $7,358 during the three months ended March 31, 2003.  During the three months ended March 31, 2002, we did not have any short-term investments, only cash and cash equivalents.

6.          Stock-Based Compensation

             We record compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.  Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant.

             Compensation expense for options granted to non-employees has been determined at the grant date in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and has been recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  Such compensation is recognized over the related vesting period of the underlying option.

             As required under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per share have been estimated at the date of grant using the Black-Scholes option-pricing model.  Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts presented below:

	Three Months Ended March 31,

	2003	2002

Net income (loss), as reported	$(1,750,623)	$4,066,089
Deduct: Total stock-based employee compensation determined under fair value based methods	(482,512)	(435,435)

Pro forma net income (loss)	$(2,233,135)	$3,630,654

Net income (loss) per share:
Basic – as reported	$(0.13)	$0.62
Basic – pro forma	$(0.17)	$0.55
Diluted – as reported	$(0.13)	$0.59
Diluted – pro forma	$(0.17)	$0.52

             The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2003 and 2002: no dividend yield; a risk-free interest rate of 3% and 4%, respectively; an expected term of 4.0 years for both periods; and an expected volatility of 115.5% and 115.8%, respectively.  The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was $1.93 and $2.43, respectively.

7.          Long -Term Obligation

             The long-term obligation consists of capital leases for office equipment purchased in March 2002.  The lease expires in February 2007.  Minimum lease payments over the lease term at March 31, 2003 totaled $74,495, including interest of $13,224.

8.          Stockholder’s Equity

Private Placement of Our Common Stock and Warrants to Purchase Common Stock

             During March 2002, we completed a private placement of 6,871,467 shares of common stock and warrants to purchase 3,435,726 shares of common stock.  For each two shares of common stock bought, the purchaser received a warrant to acquire one share of common stock at $3.09 per share, a premium to the then-current market price. Such warrants expire in March 2007.  The purchase price for the combined security was $2.47.  The Company received proceeds of approximately $15.3 million, net of placement costs and fees of approximately $1.6 million.  In addition, in March 2002, in connection with the private placement, the Company issued warrants to purchase 889,575 shares of common stock to various placement agents.  These warrants have exercise prices ranging from $2.72 to $2.96 and expire in March and April of 2007.

Stock Option Cancel and Re-Grant Program

             In June 2001, we implemented an option cancel and re-grant program. Pursuant to the program, the exercise price of certain options held by certain of our executive officers and directors were exchanged for options with an exercise price of $2.50 per share, the fair market value of our common stock on June 27, 2001, the date the option cancel and re-grant program was effected. As a condition to participating in the option cancel and re-grant program, option holders who elected to surrender their old options for the replacement options had to exercise at least twenty percent of the replacement options on June 27, 2001.  In addition, the replacement options expire no later than the earlier of the expiration date of the original option grant or June 27, 2006.  Our chief executive officer exercised his options to purchase 101,319 shares of common stock pursuant to a promissory note that was issued by us and is secured by his stock.  The outstanding principal amount of the promissory note is due on June 27, 2006, and the interest is payable annually.  The principal amount of the loan is $189,973, and the interest rate is variable, adjusted monthly and is two points above the federal funds rate.

             As a result of the program, we granted options to purchase 618,738 shares of our common stock. In accordance with FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25, the shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period.  During the three months ended March 31, 2003, as the intrinsic value of the common stock underlying the options declined due to a decline in our stock price, we reversed $96,498 of the cumulative compensation charge.  Similarly, we reversed $9,690 of the cumulative compensation charge during the three months ended March 31, 2002 due to a decline in our stock price during that period.

9.          Reformulation and New Product Agreement

             In August 2002, we entered into a Reformulation and New Product Agreement (“Agreement”) with Collegium Pharmaceutical, Inc. (“Collegium”) pursuant to which Collegium will attempt to develop reformulations of milnacipran and new products that are analogs of milnacipran.  We paid Collegium an upfront payment, which has been expensed pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the products is uncertain and the technology has no alternative uses.  Additionally, we paid a project management fee to Collegium, and we agreed to pay their out-of-pocket expenses.  During a specified time period during the Agreement, in the event we exercise our option to acquire an exclusive license to technology developed under this Agreement, we would be obligated to pay Collegium certain milestone payments, as well as potential royalty payments based on the net sales of reformulated or new products.  Additionally, in October 2002, we entered into a Common Stock Issuance Agreement with Collegium, pursuant to which Collegium may elect to be issued shares of our common stock, subject to certain conditions, in lieu of cash, for milestone payments.

10.        Reclassification

             Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on our previously stated financial statements.

11.        Subsequent Event

             On April 3, 2003, we completed a private placement of 4,029,342 shares of common stock and warrants to purchase 1,007,333 shares of common stock for total proceeds of $10.3 million.  The purchase price of each security, which is the combination of one share of common stock and 25% of a warrant, was priced at the market value of $2.56.  Each warrant has an exercise price equal to $3.84 and expires in April 2008.  In addition, in connection with the private placement, we issued warrants to purchase 380,908 shares of common stock to various placement agents.  These warrants have an exercise price of $2.82 and expire in April 2008.  One of the placement agents in the financing, who received warrants to purchase 283,301 shares of common stock and cash commission of $508,000, is affiliated with a stockholder of the Company.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties.  Our actual results could differ materially from those discussed below and elsewhere in this 10Q including “Risk Factors”.  Factors that could cause or contribute to such differences include, without limitation, those discussed in this section, as well as other sections of this 10Q, including “Risk Factors” and those discussed in our report on Form 10-K for the year ended December 31, 2002.

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

             We licensed our first clinical candidate for the treatment of FMS and other related chronic pain syndromes, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre.  We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS.  The Phase II trial was completed in the first quarter of 2003.  The final results of the trial were recently presented to the FDA, and we are in the process of preparing for the commencement of a Phase III clinical trial, which is anticipated to start later this year.  Assuming that we receive approval to market milnacipran, which we do not anticipate receiving for several years, if at all, we intend to seek a partner to manufacture and co-promote milnacipran to primary care physicians. In addition, we have in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives that we believe may enhance stockholder value.  We expect to continue to do so in the future.

             As of March 31, 2003, we had working capital of approximately $9.9 million (computed based on total current assets of $10.6 million less total current liabilities of $738,000) and an accumulated deficit of approximately $106.3 million.  Our future success depends on our ability to develop and market new products for the treatment of Functional Somatic Syndromes, such as FMS, and other related chronic pain and central nervous system disorders.

             Prior to December 31, 2000, we were engaged in the product development and marketing of the PROSORBA column, a medical device, which was marketed for the treatment of rheumatoid arthritis and idiopathic thrombocytopenia purpura.  On January 19, 2001, we sold to Fresenius HemoCare, or Fresenius, most of our assets related to the PROSORBA column, including the United States FDA Pre-Market Approval and applications for the PROSORBA column.  Fresenius is now solely responsible for all ongoing clinical trials, regulatory support, and the marketing and distribution of the PROSORBA column as discussed below.

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

Results of Operations

             The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this report.

Comparison of Three Months Ended March 31, 2003 and 2002

Revenue

             We had no revenue for the three months ended March 31, 2003 compared to revenue of $6.4 million for the three months ended March 31, 2002.  We currently do not have any agreements pursuant to which we expect to receive any revenue.  Pursuant to the Second Restructured Agreement with Fresenius, the agreement was modified to clarify that the $8.0 million upfront fee received under the First Restructured Agreement was not refundable under any circumstances and therefore, the entire $6.4 million that was the remaining deferred revenue as of December 31, 2001 was recognized as revenue in the first quarter of 2002.

             As a result of the modification to our agreement with Fresenius reflected in the Second Restructured Agreement, the 2003 and 2002 revenues are not comparable.  In addition, as a result of this modification, we will not recognize additional revenue, if any, under our agreement with Fresenius until at the earliest, January 30, 2008, when we may receive a one-time payment of $1.0 million, $2.0 million or no payment at all.

Research and Development

             Research and development expenses for the three months ended March 31, 2003 were $1.1 million compared to $1.5 million for the three months ended March 31, 2002.  The decrease in research and development expenses is primarily attributable to costs incurred during the first quarter of 2002 related to the Phase II clinical trial for milnacipran, including expenses for clinical research organization and trial consultants, pre-clinical research and costs of producing milnacipran for the trial; whereas, during the first quarter of 2003, the Phase II trial was in the final completion stage.  The decrease in research and development expenses related to the Phase II trial was partially offset by costs incurred during the first quarter of 2003 related to our agreement with Collegium, which was entered into in August 2002.

General and Administrative

             General and administrative expenses for the three months ended March 31, 2003 were $799,000 compared to $890,000 for the three months ended March 31, 2002.  The decrease in general and administrative expenses is primarily due to costs incurred during the first quarter of 2002 related to the implementation of a database for our physician and patient registries focused on patients with FMS and physicians that treat patients with FMS.  In 2002, we incurred certain start-up costs, including physician payments and sample collection and processing of data for the patient and physician registries.  These initial set-up costs were not incurred during 2003.

Compensation Benefit – Variable Stock Options

             Compensation benefit for three months ended March 31, 2003 was $96,000 compared to $10,000 for the three months ended March 31, 2002.  In June 2001, we entered into an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25.  During the three months ended March 31, 2003, as the intrinsic value of the common stock underlying the options declined and the closing price on March 31, 2003 was $2.47, we reversed $96,000 of the cumulative compensation charge.  Similarly, we reversed $10,000 of the cumulative compensation charge during the corresponding period in 2002 due to a decline in our stock price during that period.  In the event our stock price is above $2.50 on June 30, 2003, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $2.50).

Interest Income

             Interest and other income, net, for the three months ended March 31, 2003 was $23,000 compared to $26,000 for the three months ended March 31, 2002.  The decrease in interest and other income for the first quarter of 2003 is primarily due to a change in the composition of our cash and cash equivalents balance.  During the first quarter of 2003, a portion of our cash balance was invested in short-term investments classified as “available-for-sale” whereby unrealized gains or losses are recorded as a component of stockholders’ equity; whereas, during the corresponding period in 2002, our cash balance was invested in money market accounts.

Interest Expense

             Interest expense for the three months ended March 31, 2003 was $2,000 compared to $21,000 for the three months ended March 31, 2002.  The decrease in interest expense during the first quarter of 2003 compared to the corresponding prior year period was primarily due to lower outstanding debt.

Liquidity and Capital Resources

             At March 31, 2003, we had cash and cash equivalents of $5.0 million and short-term investments of $5.5 million for total of $10.5 million compared to cash and cash equivalents of $7.2 million and short-term investments of $5.0 million for a total of $12.2 million at December 31, 2002.  The net decrease in cash and cash equivalents was due to cash used in operations of $1.7 million for the three months ended

March 31, 2003.  Working capital at March 31, 2003 totaled $9.9 million (computed based on total current assets of $10.6 million less total current liabilities of $738,000) compared to $11.7 million (computed based on total current assets of $12.3 million less total current liabilities of $635,000) at December 31, 2002.  Additionally, during April 2003, we completed a private placement of our common stock and warrants to purchase common stock resulting in gross proceeds of $10.3 million.

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

             Based on our current business plan, we believe our cash and cash equivalents and short-term investments balance at March 31, 2003, as well as the proceeds received from our recently completed private placement, is sufficient to fund operations through the end of 2004.  Our expected primary cash needs on both a short term and long term basis are for clinical development of milnacipran, working capital and other general corporate purposes.  In order to successfully continue to develop milnacipran and acquire or develop additional products for the diagnosis and treatment of Functional Somatic Syndromes, including FMS, we will be required to raise additional capital. The amount of capital we require is dependent upon many factors, including the following: the costs associated with the research, development and potential commercialization of milnacipran, the costs of in-licensing drug candidates for the treatment of Functional Somatic Syndromes, the costs and results associated with the clinical trials designed for any new developed and/or acquired product, results of our research and development efforts, the FDA regulatory process, and the costs of commercialization of any future products.  Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs.  Although we will seek to raise additional capital through equity or debt financings or through collaborations, we may not be able to raise additional capital through such sources and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we will be required to delay, scale back or eliminate some or all of our planned research and development activities related to the development of milnacipran and any future additional product candidates.

Contractual Obligations and Commercial Commitments

             Our material contractual obligations are as follows:

	Total	Less than 1 year (2003)	1 - 3 years (2004 – 2006)	4 – 5 years (2007 – 2008)	After 5 years (2009 and beyond)

Capital leases, including interest payments	$74,495	$14,265	$57,060	$3,170	$—
Operating leases	767,528	123,886	533,372	110,270	—

Total	$842,023	$138,151	$590,432	$113,440	$—

             Other commercial commitments include certain potential milestone and royalty payments to Pierre Fabre and Collegium discussed in the “Liquidity and Capital Resources” section.

Critical Accounting Policies

             Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, technology licenses for research and development, stock-based compensation and deferred tax assets.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following are some of the more critical accounting policies that affect the significant judgments and estimates used in the preparation of our financial statements (also see the notes to our financial statements included on our report on Form 10-K for the year ended December 31, 2002).

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

             Under the terms of the First Restructured Agreement with Fresenius, we received $8.0 million in January 2001 in exchange for granting a license to Fresenius, which was royalty-free for the first 10,000 units of sales for each of the first five years, and a royalty of $200 per unit on sales exceeding 10,000 units in any year.  We were entitled to receive royalties on all unit sales after the fifth year.  We originally deferred the recognition of this payment over the initial prepaid period of five years.  In February 2002, we and Fresenius amended certain provisions of the license agreement in the form of the Second Restructured Agreement.  Under the Second Restructured Agreement, the initial $8.0 million payment received in January 2001 was made non-refundable under any circumstances.  The Second Restructured Agreement also eliminated the payment of royalties on PROSORBA column sales in excess of 10,000 units in the first five years of the agreement and eliminated all royalties on PROSORBA column sales beyond five years.  A contingent non-refundable payment is due to us on January 30, 2008 in the amount of $1 million if sales during the first seven years exceed 35,000 units, and $2.0 million if they exceed 50,000 units.  We will not receive any payment if the sales are less than 35,000 units.  As a result of this amendment, we recognized the remaining deferred revenue, which amounted to $6.4 million as of December 31, 2001, as revenue during the first quarter of 2002.

Technology Licenses for Research and Development

             We expense research and development costs as they are incurred pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses.  We currently have agreements with Pierre Fabre and Collegium pursuant to which we have made certain payments and are obligated under certain circumstances to make additional payments.  In connection with our agreement with Pierre Fabre, we paid upfront fees of $1.5 million and are also obligated to make additional payments based on meeting certain clinical and regulatory milestones.  The total payments to date of $1.5 million have been expensed pursuant to SFAS No. 2.  If the drug is commercialized, we will pay Pierre Fabre a transfer price and royalties based on net sales.  Additionally, in connection with our agreement with Collegium, the upfront and project management fees paid to Collegium have been expensed pursuant to SFAS No. 2.

Stock-Based Compensation

             We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, as amended by SFAS No. 123, Accounting for Stock Based Compensation.  Accordingly, we ordinarily recognize no compensation expense for stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of grant.  The value of options or stock awards issued to non-employees has been determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with selling Goods and Services, and are periodically re-measured as the options vest.  For the three months ended March 31, 2003 and 2002, we recorded compensation expense of $16,890 and $10,984, respectively, related to options issued to consultants.

             In June 2001, we entered into an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25.  Pursuant to FIN 44, the intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the term of the option and amortized over the vesting period.  During the three months ended March 31, 2003, as the intrinsic value of the common stock underlying the options declined due to a decline in our stock price, we reversed $96,498 of the cumulative compensation charge.  Similarly, we reversed $9,690 of the cumulative compensation charge during the corresponding period in 2002 due to a decline in our stock price during that period.  In the event our stock price is above $2.50 on June 30, 2003, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $2.50).  Pursuant to the option cancel and re-grant program, the exercise price of certain options held by certain of our employees, including executive officers, and directors were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the program was effected.

Valuation Allowance for Deferred Tax Assets

             A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain.  In general, companies that have a history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future taxable income within the next two years in order to realize the benefit of the deferred tax assets.  We have recorded a full valuation against our deferred tax assets based on our history of losses.  The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to our effective tax rate.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

             (a) Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures as of a date (the “Evaluation  Date”) within 90 days before the filing date of this  quarterly report.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

             (b) Changes in internal controls. There have been no significant changes in our internal  controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

Risk Factors

We are at an early stage of development and we do not have and may never develop any commercial drugs or other products that generate revenues.

             We are at an early stage of development as a biotechnology company due to a change in business focus in 2001 and do not have any commercial products. We have only one product candidate, milnacipran, and we have only completed a Phase II clinical trial for the treatment of FMS. In addition, we currently only have eight full-time employees.  Milnacipran, or any of our future product candidates, will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized.  Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates fail to be safe and effective in clinical trials, or because we have inadequate financial or other resources to pursue clinical development of the product candidate.  We do not expect to be able to market milnacipran for a number of years, if at all.  If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

There are limited data regarding milnacipran as a treatment of FMS.

             There are limited data supporting the use of milnacipran, our only product candidate, for the treatment of FMS.  Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has only been tested as a treatment for FMS in our Phase II trial.  Our future clinical trials may reveal that milnacipran is not safe or that it is not a suitable product candidate for the treatment of FMS for efficacy reasons.  If milnacipran does not prove to be a safe and effective treatment for FMS, our business would be materially harmed and our stock price would decline.

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

             As part of the regulatory clearance process, we must conduct, at our own expense, preclinical research and clinical trials for each product candidate to demonstrate safety and efficacy.  The number of preclinical studies and clinical trials that will be required varies depending on the product, the disease or condition that the product is in development for and regulations applicable to any particular product.  The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable standards.  The FDA can delay, limit or not grant approval for many reasons, including:

•	a product candidate may not be safe or effective
•	FDA officials may interpret data from preclinical testing and clinical trials in different ways than we interpret such data
•	the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of any future collaborators or contract manufacturers
•	the FDA may change its approval policies or adopt new regulations

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

If we do not find a collaborator for milnacipran, we may have to reduce or delay our clinical development of milnacipran and/or increase our expenditures.

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

             We will spend substantial amounts on research, development and commercialization of milnacipran, including amounts spent for clinical supplies and conducting clinical trials and on any of our future product candidates and general operations.  Other than the recent private financing in which we received gross proceeds of approximately $10.3 million, we do not have committed external sources of funding, and we need to raise additional capital through the sale of equity or debt sources or through collaborations in order to commercialize milnacipran. The amount of capital will depend upon many factors, including some of those set forth in other sections of this report. The actual costs of development of milnacipran and any of our future products may exceed our expectations.  In addition, it may not be possible to raise additional capital from any source, especially if weak market conditions persist for biotechnology companies.  If we are unable to raise additional capital when we need it or on acceptable terms, we may have to significantly delay, scale back or discontinue the development of milnacipran or any of our future programs, clinical trials or other aspects of our operations.  We may also have to seek corporate collaborators at an earlier stage than would be desirable to maximize the rights to future product candidates or relinquish license rights to technologies or product candidates on terms that are less favorable to us than might otherwise be available.  Our inability to raise additional capital would materially harm our business and stock price.

We rely on third parties to conduct all of our clinical trials.

             We currently have only eight full-time employees.  We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials.  We are using the services of a contract research organization to conduct our clinical trials with respect to milnacipran.  Because we do not conduct these trials, we must rely on the efforts of others and cannot always predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials.  We expect to continue to rely on third parties to conduct all of our future clinical trials.

If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize our products.

             We currently have a staff of eight employees and have virtually no ability to directly sell, market or distribute any product we may develop.  To directly market and distribute any product we may develop, we may obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force.  Alternatively, we would need to build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities.  We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms or establish sales, marketing and distribution capabilities of our own.  To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

We have a history of operating losses and we may never be profitable.

             We have incurred substantial losses during our history.  As of March 31, 2003, we had an accumulated deficit of approximately $106.3 million.  Our ability to become profitable will depend upon our ability to develop, market and commercialize milnacipran with sufficient sales volumes to achieve profitability, and our ability to develop, market and commercialize any other products.  We currently do not have any agreements under which we expect to recognize any revenue. Additionally, we do not expect to be profitable in the foreseeable future and may never achieve profitability.

We may engage in strategic transactions that fail to enhance stockholder value.

             From time to time, we consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives with the goal of maximizing stockholder value.  We will continue to evaluate potential strategic transactions and alternatives that we believe may enhance stockholder value.  We may never complete a strategic transaction(s) and in the event that we do complete a strategic transaction(s), it may not be consummated on terms favorable to us.  Further, such transactions may impair stockholder value or otherwise adversely affect our business and the trading price of our stock.  Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

Our competitors may develop and market products that are less expensive, more effective or safer, which may diminish or eliminate the commercial success of any products we may commercialize.

             The biotechnology market is highly competitive.  Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS.  It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete.  We are aware that other companies are attempting to develop products to treat FMS and our competitors may commercialize and market a product for the treatment of FMS before we do.  We also expect that, in the treatment of Function Somatic Syndromes, competition from other biopharmaceutical companies, pharmaceutical companies, universities and pubic and private research institutions will increase.  Many of these competitors have substantially greater financial resources, technical expertise, research capabilities and other resources than we do.  We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

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

             Others have filed applications for, or have been issued, patents and may obtain additional patents and other proprietary rights competing with milnacipran or any processes.  We cannot predict the breadth of claims that will be allowed and issued in patents applications.  Once patents have issued, we cannot predict how the claims will be construed or enforced.  We may infringe on intellectual property rights of others without being aware of the infringement.  If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.

             We also rely on trade secrets and proprietary know-how to develop and maintain our competitive position.  Some of our current or former employees, consultants or scientific advisors, or current or prospective corporate collaborators, may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefit.  Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain.  Our competitors may also independently develop similar knowledge, methods and know-how or gain access to our proprietary information through some other means.

We may be subject to product liability claims that could cause us to incur liabilities beyond our insurance coverage.

             We plan to continue conducting clinical trials on humans using milnacipran, and the use of milnacipran may result in adverse effects.  We cannot predict all possible harm or side effects that may result from the treatment of patients with milnacipran or any of our future products, and the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities.  In addition, the use of the PROSORBA column, a medical device that we licensed to Fresenius, may result in adverse side effects to the end-users that could expose us to potential product liability claims.  Although Fresenius has assumed all responsibilities associated with the PROSORBA column, including maintaining insurance, we may still be named in any lawsuit.  We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.

We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income.

             Sales of our common stock in September 1991, October 1997, March 2002 and the recent sale in April 2003 caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable.  This limitation will allow us to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes.  Based upon the limitations of Section 382, we may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any.  To the extent not used by us, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire.  All unused net operating losses will expire 15 years after any year in which they were generated.  Approximately $4.9 million in federal net operating losses expired in 2002 and will continue to expire in 2003.  Our California tax loss carryforwards will begin to expire in 2004.  As a result of the sale of common stock, ownership changes occurred in 1991, 1997, 2002 and 2003, and the use of net operating loss carryforwards will be limited to a prescribed amount in each successive year.

Issuance of shares in connection with financing transactions, including collaborations or under stock option plans and outstanding warrants will be dilutive.

             We need additional capital to commercialize milnacipran.  As was the case when we issued shares of our common stock and warrants to purchase our common stock on April 3, 2003, if we issue stock in connection with corporate collaborations or raise funds by issuing stock or warrants to purchase our stock, your ownership in our stock will be diluted.  In addition, future investors may receive rights that are superior or favorable to your rights.  We maintain stock option plans under which employees, directors and consultants may acquire shares of our common stock through the exercise of stock options and other purchase rights.  We also have warrants to purchase 5,734,623 shares of our common stock that are outstanding.  You will incur dilution upon exercise of our outstanding options and warrants.

Our stock price will likely be volatile.

             The market prices of technology companies, particularly biotechnology companies, have been highly volatile.  Our stock price has been and may continue to be affected by this type of market volatility, as well as by our own performance.  The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

•	the results of clinical trials for milnacipran
•	our available cash
•	developments in our relationship with Pierre Fabre
•	entering into agreements with any future corporate collaborators
•	announcements of technological innovations or new products by us or our competitors
•	developments in patent or other proprietary rights
•	fluctuations in our operating results
•	litigation initiated by or against us
•	developments in domestic and international governmental policy or regulation
•	economic and other external factors or other disaster or crisis

The concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

             As of May 1, 2003, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 66% of our outstanding common stock.  If these officers, directors and principal stockholders act together, they will be able to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of our directors, the election of the members of our board of directors, approvals of amendments to our certificate of incorporation or bylaws, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions.  This concentration of ownership could also depress our stock price.

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

             Not applicable

Item 3 - Defaults Upon Senior Securities

             Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

             Not applicable

Item 5 - Other Information

             Not applicable

Item 6 - Exhibits and Reports on Form 8-K

             (a) Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment filed on March 9, 2001. (2)

3.3	By-Laws, as amended. (3)

4.1	Form of Stock Certificate. (4)

99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

99.2	Certification pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

             (b) Reports on Form 8-K:

Form 8-K filed on March 28, 2003 announcing the execution of a Securities Purchase Agreement with various investors in connection with a proposed private financing.

(1) Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1996
(2) Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 2000
(3) Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1995
(4) Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS BIOSCIENCE, INC.

Date: May 15, 2003	By:	/s/ JAY D. KRANZLER

Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 15, 2003	By:	/s/ SABRINA MARTUCCI JOHNSON

Chief Financial Officer and Vice President (Principal Financial Officer)