Form 10-K/A
period 2002-12-31
CYPRESS BIOSCIENCE INC
filed 2003-06-20
CIK 716054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  To

Commission File No. 0-12943

CYPRESS BIOSCIENCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2389839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4350 Executive Drive, Suite 325 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 452-2323

Registrant’s telephone number, including area code:

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

The number of shares outstanding of the Registrant’s common stock as of May 30, 2003 was 17,305,609.

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

Company Overview

We are committed to being the innovator and commercial leader in providing products for the diagnosis and treatment of patients with Functional Somatic Syndromes and other related chronic pain and central nervous system disorders. Functional Somatic Syndromes refer to several related syndromes characterized more by symptoms, suffering and disability than by disease-specific abnormalities that are found on physical examination and include many overlapping pain and psychiatric conditions such as Fibromyalgia Syndrome FMS, irritable bowel syndrome, or IBS, non-cardiac chest pain and interstitial cystitis. Our goal is to be the first to market a product approved in the United Stated for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. Our business strategy is focused on combining novel technology and clinical development of well-characterized drugs that we believe offer strong potential to help patients with Functional Somatic Syndromes.

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

We licensed our first candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre, of Paris, France. We have conducted a Phase II clinical trial for milnacipran as a treatment for FMS and plan to begin conducting Phase III clinical trials by December 31, 2003. We amended this license agreement on May 30, 2003 to provide us with a license to develop and use milnacipran for the treatment of all indications. We have in the past evaluated various possible strategic transactions, including seeking a partner to assist us in the development and commercialization of milnacipran, potential acquisitions of products, technologies and companies, private and public financings and other alternatives that we believe may enhance stockholder value. We expect to continue to do so in the future.

We changed our business focus in 2001 based on our analysis of the economics related to the PROSORBA column and the potential market opportunities in the field of FMS, our initial focus in the area of Functional Somatic Syndromes. Prior to December 31, 2000, we were engaged in the product development and marketing of the PROSORBA column, a medical device, which was marketed for the treatment of rheumatoid arthritis and idiopathic thrombocytopenia purpura.

1.

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

Status of Milnacipran Trial

We licensed our first candidate for clinical development, milnacipran, from Pierre Fabre in August of 2001. The original license agreement covered FMS and other related chronic pain syndromes and we amended this license agreement on May 30, 2003 to cover all indications. We completed a Phase II trial clinical trial to evaluate milnacipran in the treatment of FMS in the first quarter of 2003, and we are in the process of corresponding with the Food and Drug Administration, or the FDA to plan our proposed Phase III clinical trials. Milnacipran, the first of a new class of agents known as NSRI’s, or Norepinephrine Serotonin Reuptake Inhibitors, shares a pharmacological profile with the tricyclic antidepressants (TCAs). Recent published studies have indicated that these TCAs are considered the most effective drugs for treatment of FMS. However, their usage is limited by side effects. While milnacipran shares a pharmacologic profile with TCAs, it appears to lack the side effects associated with the latter.

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

The PROSORBA Column

Prior to December 31, 2000, we were engaged in the product development and marketing of the PROSORBA column, a medical device, which was marketed for the treatment of rheumatoid arthritis and idiopathic thrombocytopenia purpura. In January 2001, Fresenius HemoCare, or Fresenius, purchased most of our assets related to the PROSORBA column. In connection with its purchase of our assets related to the PROSORBA column, Fresenius assumed most of our liabilities related to the PROSORBA column, including but not limited to our liabilities under a lease for a facility in Redmond, Washington and our obligations under contracts relating to the PROSORBA column, including our royalty obligations under assigned patent licenses. In February 2002, we amended certain provisions of our license and distribution agreement with Fresenius. Under the terms of the amendment, the initial $8 million we payment received in January 2001 was made non-refundable under any circumstances. The amendment

2.

also eliminated the payment from Fresenius to us of royalties on column sales in excess of 10,000 in any of the first five years of the agreement and eliminated all royalties on sales beyond five years. A contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units. Such payment, if any, will be due on January 30, 2008 and is non-refundable.

Cyplex™ , a Platelet Alternative

In November 1996, we acquired the rights to Cyplex, an alternative to traditional platelet transfusions, through our acquisition of PRP, Inc., whose primary product was Cyplex. Effective October 2002, we merged PRP with and into the Company. No further product development activities will be conducted for the Cyplex platelet alternative product because we changed our business focus and are now focusing on the development of products for the treatment of Functional Somatic Syndromes, such as FMS, and the development of Cyplex is no longer relevant to our business.

Licenses and Collaborations

On August 1, 2001, we entered into a license agreement and a trademark agreement with Pierre Fabre. The license agreement was amended and restated on November 13, 2001 and subsequently on May 30, 2003. In connection with the second amended and restated agreement on May 30, 2003, we issued Pierre Fabre 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock. These warrants have an exercise price of $4.909 per share and expire in June 2008. The restated license agreement provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. We paid Pierre Fabre $1.5 million upon execution of the agreement, and additional payments of up to $5.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. If any product is commercialized under the agreement, Pierre Fabre will have the right to manufacture the active ingredients used in the commercial product, and we will pay Pierre Fabre a transfer price and royalties based on net sales. Additionally, if we grant a sub-license to a third party, we will pay Pierre Fabre a royalty on all sub-licensee payments. Pierre Fabre retains the right to sell products in indications developed by us outside the United States and Canada and will pay us a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by us. The agreement is effective until the later of the expiration of the last-to-expire of certain patents held by Pierre Fabre relating to the development of milnacipran or ten years after the first commercial sale of a licensed product, unless terminated earlier. Each party has the right to terminate the agreement upon 90 days prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if such breach is not cured within 90 days following such written notice. Additionally, Pierre Fabre has the right to terminate the agreement upon 90 days prior notice to us if we take certain actions or if we fail to achieve certain minimum sales.

In August 2002, we entered into a Reformulation and New Product Agreement with Collegium Pharmaceutical, Inc. pursuant to which Collegium will attempt to develop reformulations of milnacipran and new products that are analogs of milnacipran. We received an option to acquire an exclusive license to technology developed under this agreement for a specified time period. We paid Collegium an upfront fee in the amount of $150,000 and a project management fee of $250,000. In addition, we agreed to reimburse Collegium for its out-of-pocket expenses. Through December 31, 2002, we incurred costs of approximately $412,000 in connection with our agreement with Collegium and currently estimate that we have additional obligations of approximately $150,000, exclusive of milestone and royalty payments and out-of-pocket expenses, due under this agreement. In the event we exercise our option under the agreement, we would be obligated to pay Collegium certain milestone payments up to a total of $5.4 million, as well as potential royalty payments based on the net sales of reformulated or new products. Additionally, in October 2002, we entered into a Common Stock Issuance Agreement with Collegium,

3.

pursuant to which Collegium may elect to be issued shares of our common stock, subject to certain conditions, in lieu of cash, for milestone payments. The agreement with Collegium is effective until the expiration of the last-to-expire of the issued patents, if any, unless terminated earlier. Each party has the right to terminate the agreement upon 60 days prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if such breach has not been cured within the 60 day period following such written notice and in the event we do not exercise our option under the agreement, the agreement shall terminate at the end of the option term.

Patents, Trademarks and Proprietary Technology

We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We seek to protect our intellectual property rights by a variety of means, including patents, maintaining trade secrets and proprietary know-how, and technological innovation to develop and maintain our competitive position. We actively seek patent protection both in the United States and internationally and have filed seven patent applications related to FMS. It is possible that a patent application will not issue from any of our patent applications and the breadth or scope of protection allowed under any issued patents may not provide adequate protection to protect any of our future products. We intend to attempt to enforce our patents, trademarks and brand names. We have also obtained a license from Pierre Fabre to certain patents and patent applications related to milnacipran, our only product candidate. Under the license, we have rights to a method of synthesis patent for milnacipran in the United States and Canada. The United States patent (U.S. Patent 5,034,541) terminates in December 2009, and the Canadian patent (No. 2,006,464) terminates in December 2009. The composition of matter patent for milnacipran expired in June 2002. Pursuant to the terms of the license agreement, Pierre Fabre is responsible for the prosecution and maintenance of the patents and patent applications licensed thereunder at its sole expense. In addition, Pierre Fabre has the sole right to take actions with respect to the infringement or potential infringement of such patents and patent applications, provided that we may take appropriate actions with respect to the infringement of such patents and patent applications in the United States and Canada if Pierre Fabre fails to do so within a specified period of time. We may not be able to secure any additional patent protection and, if we do not, we expect we will need to rely on the Hatch-Waxman Act for an exclusivity period during which generic manufacturers would not be able to manufacture milnacipran. Even so, recent amendments to the Hatch-Waxman Act have been proposed and it, therefore, may not apply to us in the future.

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

4.

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

5.

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

6.

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

Preliminary clinical trials have been conducted by other pharmaceutical companies for the treatment of FMS. In particular, Pfizer, Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS. The market potential for Functional Somatic Syndromes, including FMS, is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain or antidepressant therapies could decide to evaluate their current product candidates for the treatment of Functional Somatic Syndromes, including FMS at any time. Due to the high incidence of Functional Somatic Syndromes, including FMS, we anticipate that most, if not all, of the major pharmaceutical companies will have significant research and product development programs in these areas. We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs we seek to develop.

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

7.

We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability and patent protection.

Manufacturing and Supply

Pursuant to the terms of our agreement with Pierre Fabre, they agreed to supply us with the active pharmaceutical ingredient for milnacipran in exchange for a transfer price. We have contracted with Patheon Inc. to manufacture the bulk product of milnacipran for our clinical trials. If we receive FDA clearance for milnacipran in the United States, which is not anticipated for several years, if at all, we intend to seek a partner to manufacture milnacipran for commercial distribution.

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

8.

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

There are limited data supporting the use of milnacipran, our only product candidate for the treatment of FMS. Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has only been tested as a treatment for FMS in our Phase II trial. Our future clinical trials may reveal that milnacipran is not safe or that it is not a suitable product candidate for the treatment of FMS for efficacy reasons. If milnacipran does not prove to be a safe and effective treatment for FMS, our business would be materially harmed and our stock price would decline.

The FDA approval of milnacipran or any future product candidate is uncertain.

We are currently in discussions with the FDA regarding our Phase III clinical trial for milnacipran, which we expect to begin by December 31, 2003. However, our proposed Phase III clinical trial may be postponed due to factors beyond our control. Milnacipran is in the early stages of development and even if our future clinical trials are successful, we may not receive required regulatory clearance from the FDA or any other regulatory body to commercially market and sell milnacipran, or the clearance may take longer than we anticipate. The regulatory clearance process typically takes many years and is extremely expensive and uncertain. If we fail to obtain regulatory clearance for milnacipran or future product candidates, we will be unable to market and sell any products and therefore may never be profitable.

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

9.

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

We will spend substantial amounts on research, development and commercialization of milnacipran, including amounts spent for clinical supplies and conducting clinical trials and on any of our future product candidates and general operations. Based on our current business plan, we believe our cash and cash equivalents and short-term investments balance at March 31, 2003, as well as the proceeds received from our private placement in April 2003, are sufficient to fund operations through the end of 2004. Other than the recent private financing in which we received gross proceeds of approximately $10.3 million, we do not have committed external sources of funding, and we need to raise additional capital through the sale of equity or debt sources or through collaborations in order to commercialize milnacipran. The amount of capital will depend upon many factors, including some of those set forth in other sections of this report. Our current expected primary cash needs on both a short term and long term basis are for clinical development of milnacipran, working capital and other general corporate purposes.

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

We currently have only ten full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We are using the services of Scirex, a contract research organization, to conduct our anticipated Phase III clinical trials with respect to milnacipran. Because we do not conduct these trials, we must rely on the efforts of others and cannot always predict accurately the timing of such trials, the costs associated with such trials or the procedures that are

10.

followed for such trials. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials.

We rely on our employees and consultants for their scientific and technical expertise in connection with our business operations.

We currently have only ten full-time employees and rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. If any of our relationships with our employees and consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.

We have an employment agreement with our chief executive officer and consulting agreements with various of our scientific advisors. Our agreement with our chief executive officer expires in December 2003 and provides for “at will” employment, which means that he may terminate his services to us at any time. In addition, our scientific advisors may terminate their services to us at any time.

If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize our products.

We currently have a staff of ten employees and have virtually no ability to directly sell, market or distribute any product we may develop. To directly market and distribute any product we may develop, we may obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force. Alternatively, we may build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms or establish sales, marketing and distribution capabilities of our own. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

We have a history of operating losses and we may never be profitable.

We have incurred substantial losses during our history. For the three months ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000, we incurred net losses of $1.8 million, $1.0 million, $7.2 million and $8.5 million, respectively. As of March 31, 2003, we had an accumulated deficit of approximately $106.3 million. Our ability to become profitable will depend upon our ability to develop, market and commercialize milnacipran with sufficient sales volumes to achieve profitability, and our ability to develop, market and commercialize any other products. We currently do not have any agreements under which we expect to recognize any revenue. Additionally, we do not expect to be profitable in the foreseeable future and may never achieve profitability.

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

11.

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

The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS. In particular, Pfizer, Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS. It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete. We are aware that other companies are attempting to develop products to treat FMS, and one or more of our competitors may commercialize and market a product for the treatment of FMS before we do. We also expect that, in the treatment of Function Somatic Syndromes, competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial resources, technical expertise, research capabilities and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

The composition of matter patent for milnacipran expired in June 2002 (U.S Patent 4,478,836). The patent for the method of synthesis of milnacipran (U.S. Patent 5,034,541) assigned to Pierre Fabre and licensed to us expires December 27, 2009. We have filed two U.S. patents claiming the use of milnacipran to treat chronic fatigue syndrome and FMS. These patents, if issued, will expire November 5, 2021. We have filed patent applications in the United States for various other methods of treatment and formulations. These applications, and corresponding foreign patent applications, are pending. We may also be able to rely on the Hatch-Waxman Act for a period of exclusivity during which generic manufacturers will not be able to manufacture milnacipran.

Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology. Recent amendments to the Hatch-Waxman Act have been proposed and it may not apply to us in the future. The patent positions of pharmaceutical companies are uncertain and may involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could result in significant expense to us, including diversion of the resources of management.

Others have filed patent applications or have been issued patents on similar technology or compounds and may obtain additional patents and other proprietary rights competing with our ability to market milnacipran for the treatment of chronic fatigue syndrome or FMS. We cannot predict the breadth of claims that will be allowed and issued in patent applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. We may infringe on intellectual property rights of others without being aware of the infringement. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.

12.

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

We plan to continue conducting clinical trials on humans using milnacipran, and the use of milnacipran may result in adverse effects. We cannot predict all possible harm or side effects that may result from the treatment of patients with milnacipran or any of our future products, and the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities. In addition, the use of the PROSORBA column, a medical device that we licensed to Fresenius, may result in adverse side effects to the end-users that could expose us to potential product liability claims. Although Fresenius has assumed all responsibilities associated with the PROSORBA column, including maintaining insurance, we may still be named in any lawsuit. We currently maintain $10,000,000 in insurance for product liability claims. We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.

We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income.

Sales of our common stock in September 1991, October 1997, March 2002 and the recent sale in April 2003 caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable. This limitation will allow us to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes. Based upon the limitations of Section 382, we may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any. To the extent not used by us, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire. All unused net operating losses will expire 15 years after any year in which they were generated. Approximately $4.9 million in federal net operating losses expired in 2002 and will continue to expire in 2003. Our California tax loss carryforwards will begin to expire in 2004. As a result of the sale of common stock, ownership changes occurred in 1991, 1997, 2002 and 2003 and the use of net operating loss carryforwards will be limited to a prescribed amount in each successive year.

Issuance of shares in connection with financing transactions, including collaborations or under stock option plans and outstanding warrants will be dilutive.

We need additional capital to commercialize milnacipran. As was the case when we issued shares of our common stock and warrants to purchase our common stock on April 3, 2003, if we issue stock in connection with corporate collaborations or raise funds by issuing stock or warrants to purchase our stock, your ownership in our stock will be diluted. In addition, future investors may receive rights that are superior or favorable to your rights. We maintain stock option plans under which employees, directors and consultants may acquire shares of our common stock through the exercise of stock options and other purchase rights. As of June 9, 2003, we also had warrants to purchase 6,207,123 shares of our common stock that are outstanding, with exercise prices ranging from $2.72 to $23.72, and a weighted average exercise price of $3.31. You will incur dilution upon exercise of our outstanding options and warrants, which amounted to 8,742,549 in the aggregate at June 9, 2003.

13.

Our stock price will likely be volatile.

The market prices of technology companies, particularly biotechnology companies, have been highly volatile. For the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001, the high and low closing sales prices for our common stock were $3.25 and $2.30, $4.26 and $1.00, and $8.00 and $0.77, respectively. Our stock price has been and may continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

•	the results of clinical trials for milnacipran

•	our available cash

•	developments in our relationship with Pierre Fabre

•	our entering into agreements with any future corporate collaborators

•	announcements of technological innovations or new products by us or our competitors

•	developments in patent or other proprietary rights

•	fluctuations in our operating results

•	litigation initiated by or against us

•	developments in domestic and international governmental policy or regulation

•	economic and other external factors or other disaster or crisis

The concentration of ownership among our existing officers, directors and principal stockholders may result in the entrenchment of management, prevent other stockholders from influencing significant corporate decisions and depress our stock price.

As of May 1, 2003, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 66% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to effect an entrenchment of management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of our directors, the election of the members of our board of directors, approvals of amendments to our certificate of incorporation or bylaws, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

ITEM 2. Properties

We currently occupy approximately 5,200 square feet of leased office space in San Diego, California. The San Diego facility houses our executive and administrative offices. The lease for this facility expires in July 2007 and contains monthly rental payments ranging from $13,465 to $15,753 over the lease term.

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

14.

PART II

ITEM 5. Market for our Common Equity and Related Stockholder Matters

Our common stock is traded on the over-the-counter market on The Nasdaq SmallCap Market under the symbol “CYPB”. Set forth below are the high and low closing sales prices for our common stock for the first quarter of 2003 and each quarter of 2002 and 2001 as reported on The Nasdaq SmallCap Market.

	Price Range of Common Stock [1]
	High	Low
Year Ended December 31, 2003
First Quarter (through March 31, 2003)	$3.25	$2.30
Year Ended December 31, 2002:
First Quarter	$4.26	$2.60
Second Quarter	4.13	1.60
Third Quarter	1.80	1.00
Fourth Quarter	2.83	1.20
Year Ended December 31, 2001:
First Quarter	$8.00	$1.16
Second Quarter	2.90	.77
Third Quarter	4.79	2.52
Fourth Quarter	4.58	3.20

These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 31, 2003, there were approximately 384 holders of record of our common stock. We have never paid cash dividends on our common stock and do not anticipate any being paid in the foreseeable future.

[1]	We implemented a 1 for 8 reverse stock split, effective March 9, 2001 at 5:00 p.m. Eastern time. The high and low closing sales prices for our common stock listed above prior to March 12, 2001 have been adjusted for the reverse stock split.

15.

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

	YEARS ENDED DECEMBER 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenues:
Revenue from Fresenius agreement	$6,400,000	$1,600,000	$2,975,208	$1,284,583	$—
Product sales	—	—	—	588,120	2,374,970
Grant income	—	—	—	—	308,470

	6,400,000	1,600,000	2,975,208	1,872,703	2,683,440
Costs and expenses:
Production costs	—	—	426,971	888,015	2,113,781
Sales and marketing	—	—	5,922,706	5,937,463	2,378,443
Research and development	5,178,853	3,785,919	1,880,086	1,889,933	4,290,727
General and administrative	3,123,465	4,367,401	3,331,869	3,689,739	3,345,241
Compensation expense – variable stock options	(688,376)	784,874	—	—	—

	7,613,942	8,938,194	11,561,632	12,405,150	12,128,192
Other income (expense):
Interest income	199,678	434,363	633,523	496,740	341,755
Interest expense	(33,529)	(273,083)	(549,125)	(160,766)	(41,953)
Gain (loss) on sale and disposal of assets, net	(1,090)	(16,714)	—	2,411,532	—

	165,059	144,566	84,398	2,747,506	299,802

Net loss before imputed dividend on preferred stock	(1,048,883)	(7,193,628)	(8,502,026)	(7,784,941)	(9,144,950)
Undeclared, imputed dividend on preferred stock	—	—	—	—	(2,078,431)

Net loss applicable to common stockholders	$(1,048,883)	$(7,193,628)	$(8,502,026)	$(7,784,941)	$(11,223,381)

Net loss per share applicable to common stockholders – basic and diluted	$(0.09)	$(1.15)	$(1.40)	$(1.38)	$(2.29)

Shares used in computing net loss per share – basic and diluted	11,572,101	6,249,917	6,052,905	5,630,495	4,904,343

	DECEMBER 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$12,209,383	$5,867,083	$7,102,317	$11,569,966	$5,619,568
Total assets	$12,477,519	$6,685,108	$7,891,271	$12,831,472	$9,316,035
Long-term debt (net of current portion)	$51,344	$—	$563,688	$2,669,891	$566,300

16.

	DECEMBER 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Deferred revenue	$—	$6,400,000	$—	$—	$—
Total stockholders’ equity (deficit)	$11,785,137	($1,968,943)	$4,099,228	$7,744,853	$6,844,571
Working capital (deficit)	$11,680,864	($2,113,492)	$4,520,806	$10,074,546	$5,567,938

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are committed to being the innovator and commercial leader in providing products for the diagnosis and treatment of patients with Functional Somatic Syndromes and other related chronic pain and central nervous system disorders. Functional Somatic Syndromes refer to several related syndromes characterized more by symptoms, suffering and disability than by disease-specific abnormalities that are found on physical examination and include many overlapping pain and psychiatric conditions such as FMS, IBS, non-cardiac chest pain and interstitial cystitis. Our goal is to be the first to market a product approved in the United Stated for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. Our business strategy is focused on combining novel technology and clinical development of well-characterized drugs that we believe offer strong potential to help patients with Functional Somatic Syndromes.

We licensed our first candidate clinical development of FMS, milnacipran, in August of 2001 from Pierre Fabre. The original license agreement covered FMS and other related chronic pain syndromes and we amended this license agreement on May 30, 2003 to cover all indications. We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS. The Phase II trial was completed in the first quarter of 2003, and we are in the process of completing a report to present the final results of the trial to the Food and Drug Administration. We have in the past evaluated various possible strategic transactions, including seeking a partner to assist us in the development and commercialization of milnacipran, potential acquisitions of products, technologies and companies, private and public financings and other alternatives that we believe may enhance stockholder value. We expect to continue to do so in the future.

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

17.

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

Research and Development

Research and development expenses were $5.2 million and $3.8 million for the years ended December 31, 2002 and 2001, respectively. The increase in research and development expenses for the year ended December 31, 2002 compared to the same period in 2001 was primarily due to the costs associated with the commencement of the Phase II clinical trial for milnacipran, including expenses for clinical research organization and trial consultants, pre-clinical research and the costs of clinical supplies for the Phase II trial. During 2002, we incurred costs of approximately $2.9 million in connection with

18.

our Phase II clinical trial for milnacipran and $412,000 in connection with a reformulation and new product agreement entered into with Collegium Pharmaceutical, Inc., which included an upfront payment in the amount of $150,000 as well as a project management fee of $250,000 and certain out-of-pocket expenses. During 2001, we incurred $1.5 million in licensing fees to Pierre Fabre for the licensing of milnacipran and costs of approximately $400,000 in connection with the filing of an investigational new drug, or IND, application for milnacipran with the FDA.

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

Compensation Expense – Variable Stock Options

In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25. As a result, we recorded stock compensation expense totaling approximately $785,000, consisting of approximately $85,000 related to research and development expenses and approximately $700,000 related to general and administrative expenses, for the year ended December 31, 2001. During 2002, the intrinsic value of the common stock underlying the options declined, which means that our stock price declined. In accordance with FIN 44, we reversed approximately $688,000, consisting of approximately $74,000 related to research and development expenses and approximately $614,000 related to general and administrative expenses, of the cumulative $785,000 charge. We will continue to record similar non-cash charges in future quarters to reflect the intrinsic value of the re-granted options to purchase common stock, until each of the options held under the cancel and re-grant program has been exercised or is terminated.

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

Comparison of Years Ended December 31, 2001 and 2000

Revenues

Revenues for the year ended December 31, 2001 totaled $1.6 million compared to $3.0 million for the year ended December 31, 2000. This decrease for 2001 is attributable to the restructuring of the agreement with Fresenius in January 2001 pursuant to the First Restructured Agreement and the resulting change in the method of revenue recognition. Revenues for 2001 consisted of amortization of the upfront payment of $8.0 million that we received under the First Restructured Amendment in January 2001. For the fiscal year 2001, this upfront payment was recognized as revenue on a straight-line basis over a five

19.

year term, at the rate of $400,000 per quarter. The unamortized amount of the upfront payment was recorded as deferred revenue.

In contrast, revenue from the Fresenius agreement for the year ended December 31, 2000 consisted of our pro rata share of PROSORBA column sales by Fresenius as determined under the Original Fresenius Agreement. Our pro rata share of PROSORBA column sales was determined as a total of allowable reimbursable expenses incurred by us for royalty, research and development, and sales and marketing expenses plus our share of any remaining net profit generated under the agreement. Our share of remaining net profit was calculated as the gross profit from PROSORBA column sales less reimbursed expenses incurred by us and Fresenius.

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

20.

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

Compensation Expense – Variable Stock Options

In connection with the option cancel and re-grant program implemented in June 2001, which resulted in variable accounting for the newly issued options under FIN 44, we recorded stock compensation expense totaling approximately $785,000, consisting of approximately $85,000 related to research and development expenses and approximately $700,000 related to general and administrative expenses, for the year ended December 31, 2001. No such program existed in 2000. We will continue to record similar non-cash charges in future quarters to reflect the intrinsic value of the re-granted options to purchase common stock, until each of the options held under the cancel and re-grant program has been exercised or is terminated.

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

On August 1, 2001, we entered into a license agreement and a trademark agreement with Pierre Fabre. The license agreement was amended and restated on November 13, 2001 and again on May 30, 2003. The second restated license agreement provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for the treatment of all indications in the United States and Canada. We also have an option to include other indications in these markets. We paid Pierre Fabre upfront payments of $1.5 million and additional payments to Pierre Fabre of up to a total of $5.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones, including a payment of $1.0 million due in September 2003. If the product is commercialized, Pierre Fabre will manufacture the active ingredients used in the commercial product, and we will pay Pierre Fabre a transfer price and royalties based on net sales. Pierre Fabre retains the right to

21.

sell products developed by us outside the United States and Canada and will pay us a royalty based on net sales for such rights.

In August 2002, we entered into a Reformulation and New Product Agreement with Collegium Pharmaceutical, Inc. pursuant to which Collegium will attempt to develop reformulations of milnacipran and new products that are analogs of milnacipran. We paid Collegium an upfront payment of $150,000, which has been expensed pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the products is uncertain and the technology has no alternative uses. Additionally, we paid a project management fee of $250,000 to Collegium, and we agreed to pay their out-of-pocket expenses. We estimate that we currently have additional obligations under this agreement to Collegium of approximately $150,000, exclusive of milestone and royalty obligations and out-of-pocket expenses. During a specified time period during the agreement, in the event we exercise our option to acquire an exclusive license to technology developed under this agreement, we would be obligated to pay Collegium certain milestone payments, which amount to $5.4 million in the aggregate, as well as potential royalty payments based on the net sales of reformulated or new products. Additionally, in October 2002, we entered into a Common Stock Issuance Agreement with Collegium, pursuant to which Collegium may elect to be issued shares of our common stock, subject to certain conditions, in lieu of cash, for milestone payments.

As of December 31, 2002, we had an accumulated deficit of approximately $104.5 million. Our current expected primary cash needs on both a short term and long term basis are for the clinical development of milnacipran, working capital and other general corporate purposes. We estimate that based on our current business plan, we will require between $4.0 million and $5.0 million to fund our operations for the year 2003, plus such amounts required to fund our Phase III clinical trials and any amounts payable under our agreements with Collegium and Pierre Fabre (including the payment of $1.0 million due Pierre Fabre in September 2003). We expect the current trend of net losses to continue for at least the next several years as we continue to develop milnacipran and seek to acquire or develop additional products for the diagnosis and treatment of Functional Somatic Syndromes, including FMS. Such losses may fluctuate, and the fluctuations may be substantial. The costs to complete our Phase III program for milnacipran will be significant, and as such costs are dependent upon many factors, including, but not limited to, the number of trial sites, the number of patients and FDA requirements, we are unable to estimate with certainty the total costs to complete our Phase III program.

Based on our current business plan, we believe our cash and cash equivalents and short-term investments balance at December 31, 2002, along with the proceeds we received in our April 2003 private placement, are sufficient to fund operations through the end of 2004. Our expected primary cash needs on both a short term and long term basis are for clinical development of milnacipran, working capital and other general corporate purposes. In order to successfully continue to develop milnacipran and acquire or develop additional products for the diagnosis and treatment of Functional Somatic Syndromes, including FMS, we will be required to raise additional capital. The amount of capital we require is dependent upon many factors, including the following: the costs associated with the research, development and potential commercialization of milnacipran, the costs of in-licensing drug candidates for the treatment of Functional Somatic Syndromes, the costs and results associated with the clinical trials designed for any new developed and/or acquired product, results of our research and development efforts, the FDA regulatory process, and the costs of commercialization of any future products. Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Although we will seek to raise additional capital through equity or debt financings or through collaborations, we may not be able to raise additional capital through such sources and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we will be required to delay, scale back

22.

or eliminate some or all of our planned research and development activities related to the development of milnacipran or any future additional product candidates.

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

23.

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

Technology Licenses for Research and Development

We expense research and development costs as they are incurred pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses. We currently have agreements with Pierre Fabre and Collegium pursuant to which we have made certain payments and are obligated under certain circumstances to make additional payments. In connection with our agreement with Pierre Fabre, we paid upfront fees of $1.5 million and are also obligated to make additional payments based on meeting certain clinical and regulatory milestones. The total payments to date of $1.5 million, $750,000 of which was paid as of December 31, 2001 and the remaining $750,000 was accrued as of December 31, 2001 and paid in the first quarter of 2002, have been expensed pursuant to SFAS No. 2. If the drug is commercialized, we will pay Pierre Fabre a transfer price and royalties based on net sales. Pierre Fabre retains the right to sell products developed by us outside the United States and Canada and will pay us a royalty based on net sales for such rights. Additionally, in connection with our agreement with Collegium, the upfront and project management fees paid to Collegium have been expensed pursuant to SFAS No. 2. Pursuant to the agreement with Collegium, during a specified time period during the agreement, in the event that we exercise our option to acquire an exclusive license to technology developed under the agreement, we would be obligated to pay Collegium certain milestone payments, as well as potential royalty payments based on the net sales of reformulated or new products.

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

24.

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

25.

ITEM 8. Financial Statements and Supplementary Data

Refer to the Index on Page F-1 of the Financial Report included herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

26.

PART III

ITEM 10. Directors and Executive Officers

Our directors and executive officers, the positions held by them and their ages as of March 31, 2003 are as follows:

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
(4)	Member of the Non-Executive Officer Stock Option Committee

JAY D. KRANZLER, M.D., PH.D.,was appointed as our Chief Executive Officer and Vice-Chairman in December 1995. In April 1998, Dr. Kranzler was appointed as Chairman of the Board. From January 1989 until August 1995, Dr. Kranzler served as President, Chief Executive Officer and a director of Cytel Corporation, a publicly held biotechnology company. Dr. Kranzler has been an adjunct member of the Research Institute of Scripps Clinic since January 1989. Before joining Cytel, from 1985 to January 1989, Dr. Kranzler was employed by McKinsey & Company, a management-consulting firm, as a consultant specializing in the pharmaceutical industry.

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

SABRINA MARTUCCI JOHNSON was appointed as our interim Chief Financial Officer in February 2002 and in April 2002, she was appointed as our Vice President and Chief Financial Officer. Ms. Johnson served as our Vice President of Marketing from March 2001 to April 2002. Ms. Johnson joined us in August of 1998 and held various positions from 1998 through 2000, including Product Director, Executive Director of Marketing and Sales, and Vice President of Marketing and Sales. From 1993 to 1998, Ms. Johnson held marketing and sales positions with Advanced Tissue Sciences and

27.

Clonetics. Ms. Johnson has an MBA from the American Graduate School of International Management (Thunderbird) and a MSc. in Biochemical Engineering from the University of London. Ms. Johnson began her career in the biotechnology industry in 1990 as a research scientist with Baxter Healthcare, Hyland Division.

JACK H. VAUGHN has served as a director since 1991. Mr. Vaughn is a retired foreign service officer, his last post having been ambassador to Colombia from 1969 to 1970. Mr. Vaughn was a director of the Nature Conservancy from 1986 to 1988, Columbia Pictures from 1978 to 1981, and Allegheny & Western Energy Corporation from 1980 to 1987.

SAMUEL D. ANDERSON has served as a director since April 1998. Currently, Mr. Anderson is an independent consultant. From 1990 to 1991, he was the President and Chief Executive Officer of Trancel Corporation, a biotechnology company. From 1984 to 1989, Mr. Anderson was the Chief Executive Officer of Alpha Therapeutics Corporation, a blood plasma fractionator, and between 1989 and 1990 served as its Chairman of the Board. Mr. Anderson has been Chairman of the Board of Hycor, a publicly traded company, since 1998 and has also been a Board member of publicly traded SeraCare Life Sciences since 2001.

LAWRENCE J. KESSEL, M.D., FACP has served as a director since October 1999. Dr. Kessel has been the president of a five physician practice specializing in Internal Medicine and Geriatrics since 1984. He graduated Magna Cum Laude with a B.S. degree from the University of Pittsburgh as an honors major in Biology and subsequently graduated with an MD degree from Temple Medical School. He completed a formal residency in Internal Medicine at Abington Memorial Hospital, and is Board Certified in Internal Medicine with added qualification as a diplomat in Geriatric Medicine. He is an active staff attending and Clinical Instructor at Chestnut Hill Hospital (University of Pennsylvania affiliate) and Roxborough Memorial Hospital in Philadelphia, Pennsylvania. Dr. Kessel is a Board Reviewer for the American Board of Internal Medicine, as well as a Fellow of the American College of Physicians. He also serves on the advisory board of Independence Blue Cross. Dr. Kessel presently serves as a director to Dor BioPharma, Inc. of Lake Forest, Illinois. He served on the Board of Genta, Inc. from 1997 to 2000 and as a senior consultant to Genta from 2000 to 2001.

CHARLES B. NEMEROFF, M.D., Ph.D., has served as a director since March 2001. Dr. Nemeroff has been the Reunette W. Harris Professor and Chairman of the Department of Psychiatry and Behavioral Sciences at the Emory University School of Medicine in Atlanta, Georgia since 1991. He serves on the Mental Health Advisory Council of the National Institute of Mental Health and the biomedical Research Council for NASA. In addition, Dr. Nemeroff is a consultant to various pharmaceutical companies including Forest Laboratories, GlaxoSmithKline, Janssen Pharmaceutica, Merck, Inc., Otsuka Pharmacia/Upjohn, Somerset Pharmaceuticals and Wyeth-Ayerst Laboratories. Dr. Nemeroff is the past President of the American College of Psychiatrists and past President of the American College of Neuropsychopharmacology. He serves as the Editor-in-Chief of Neuropsychopharmacology. Dr. Nemeroff has received numerous awards for his research including the Bowis Award from the American College of Psychiatrists and the Menninger Prize from the American College of Physicians. In 2002, he was elected to the Institute of Medicine.

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

28.

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

SHELDON DROBNY,was elected by the Board to serve as a director in June 2001. Mr. Drobny is a certified public accountant and winner of the Elijah Watts Sells award. Mr. Drobny has been a partner in the Northbrook, Illinois based accounting firm of Adler Drobny Fischer since 1971 and is admitted to practice before the U.S. Tax Court as a non-attorney. Mr. Drobny worked for the Internal Revenue Service from 1967 to 1971 as an auditor, supervisor and instructor. Mr. Drobny currently serves as Chairman and Managing Director of the Paradigm Group, L.L.C., and is on the board of directors of Vertaport, Inc. and Alternative Medicine, Inc. Mr. Drobny received his BS in accounting from Roosevelt University. He has been an author and lecturer in the field of accounting and taxation.

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

Board Committees and Meetings

During the fiscal year ended December 31, 2002 our board of directors held eightmeetings and acted by unanimous written consent one time. Our board of directors has an Audit Committee, a Compensation Committee, a Stock Option Committee and a Non-Executive Officer Stock Option Committee.

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

29.

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

The Fibromyalgia Syndrome Advisory Board, or the FAB, is composed of Daniel J. Clauw, M.D., Director, Center for the Advancement of Clinical Research Professor of Medicine, at The University of Michigan; Robert Bennett, M.D., FRCP, FACP, FACR, Professor of Medicine at Oregon Health and Science University; Laurence Bradley, Ph.D., Professor of Medicine at the University of Alabama, Birmingham; Jacques Caldwell, M.D., FACR, Medical Director for Radiant Research/Daytona Beach and Gainesville; Leslie Crofford, M.D., Associate Professor of Internal Medicine, Division of Rheumatology at University of Michigan; Roy Fleischmann, M.D., Clinical Professor of Medicine at University of Texas Southwestern Medical Center; Don L. Goldenberg, M.D., Chief of Rheumatology at Newton-Wellesley Hospital; Daniel G. Malone, M.D., Associate Professor of Medicine at the University of Wisconsin; Philip Mease, M.D., FACP, FACR, Clinical Professor at the University of Washington; Allan Metzger, M.D., FACP, FACR, Clinical Professor of Medicine at UCLA; Sanford Roth, M.D., Medical Director, Arizona Research and Education; I. Jon Russell, M.D., Ph.D., Associate Professor of Medicine, University of Texas Clinical Research Center; Stuart Silverman, M.D., FACP, FACR, Clinical Professor of Medicine and Rheumatology at UCLA; Daniel Wallace, M.D., FACP, FACR, Clinical Professor of Medicine at UCLA; Arthur L. Weaver, M.D., FACP, MACR, Director of Clinical Research at the Arthritis Center of Nebraska; and Muhammad B. Yunus, M.D., FACP, Professor of Medicine and Rheumatology at the University of Illinois College of Medicine. During the fiscal year ended December 31, 2002, Dr. Clauw received a retainer of $50,000 for his services as a member of the FAB, and none of the other members of the FAB received any compensation in connection with services on the FAB. The focus of the FAB is to provide us guidance on evaluation of candidate therapeutic agents for treatment of FMS and the design and conduct of human clinical trials for the therapeutic agents identified to treat FMS.

30.

The Psychopharmacology Advisory Board, or the PSYAB, is composed of Charles Nemeroff, M.D., Ph.D., the Reunette W. Harris Professor and Chairman of the Department of Psychiatry and Behavioral Sciences at the Emory University School of Medicine in Atlanta, Georgia (also a member of our Board); David Dunner, M.D., Director, Center for Anxiety and Depression, Department of Psychiatry and Behavioral Sciences at the University of Washington; Jan Fawcett, M.D., Professor and Chairman, Department of Psychiatry at Rush-Presbyterian-St. Luke’s Medical Center; Martin B. Keller, M.D., Professor and Chairman, Department of Psychiatry and Human Behavior at Brown Medical School (also a member of our Board); Lorrin M. Koran, M.D., Professor (Clinical) Psychiatry and Behavioral Sciences at Stanford University Medical Center; K. Ranga Krishnan, M.B., Ch.B., Department of Psychiatry and Behavioral Sciences at Duke University; Charles F. Reynolds, M.D. University of Pittsburgh, Department of Psychiatry; Stephen Stahl, M.D., Ph.D., UCSD, Department of Psychiatry. During the fiscal year ended December 31, 2002, Dr. Dunner, Dr. Koran, Dr. Nemeroff and Dr. Stahl received $2,500, $2,500, $24,000 and $468.75, respectively, for their services as members of the PSYAB. None of the other members of the PSYAB received any compensation in connection with services on the PSYAB during 2002. The focus of the PSYAB is to assist us in selecting and evaluating the potential effectiveness of drug candidates and designing clinical trials for these compounds.

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

31.

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

Compensation of Executive Officers

The following table shows for the fiscal years ended December 31, 2002, 2001 and 2000, compensation awarded or paid to, or earned by, (i) our Chief Executive Officer; (ii) our two other most highly compensated executive officers, for whom salary and bonus for services rendered to us was in excess of $100,000; and (iii) one former executive officer who departed from the Company during fiscal 2002:

32.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Base Salary($)		Bonus($)	Shares Underlying Options(#)	All Other Compensation ($)
Jay D. Kranzler	2002	$438,102		$—	331,990	$12,674	(1)
Chief Executive Officer and Chairman of the Board	2001	438,000	(2)	—	126,136	12,060	(3)
	2000	388,022		264,000	124,999	12,060	(4)
John N. Bonfiglio	2002	$258,751	(5)	$—	—	$11,000	(6)
Former Chief Operating Officer	2001	160,633		—	125,000	8,988	(7)
R. Michael Gendreau	2002	$194,940		$—	116,951	$11,000	(8)
Vice President, Development and Chief Medical Officer	2001	230,000		—	16,276	10,500	(9)
	2000	246,273		125,000	15,625	10,500	(10)
Sabrina Martucci Johnson (11)	2002	$141,040		$—	98,375	$11,000	(12)
Chief Financial Officer and Vice President	2001	106,418		—	13,750	9,442	(13)
	2000	101,014		300	4,687	10,131	(14)

(1)	Includes $1,674 paid by us on behalf of Dr. Kranzler for life insurance premiums during 2002, and $11,000 in contributions made by us on behalf on Dr. Kranzler under our 401(k) plan during 2002.
(2)	Includes $11,000 of salary payments for 2000 pursuant to the January 2001 third amendment to the employment agreement for Dr. Kranzler.
(3)	Includes $1,560 paid by us on behalf of Dr. Kranzler for life insurance premiums during 2001, and $10,500 in contributions made by us on behalf on Dr. Kranzler under our 401(k) plan during 2001.
(4)	Includes $1,560 paid by us on behalf of Dr. Kranzler for life insurance premiums during 2000, and $10,500 in contributions made by us on behalf on Dr. Kranzler under our 401(k) plan during 2000.
(5)	Represents Mr. Bonfiglio’s salary through November 18, 2002, the date Mr. Bonfiglio’s employment was terminated.
(6)	Represents $11,000 in contributions made by us on behalf of Mr. Bonfiglio under our 401(k) plan during 2002.
(7)	Represents $8,988 in contributions made by us on behalf of Mr. Bonfiglio under our 401(k) plan during 2001.
(8)	Represents $11,000 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan during 2002.
(9)	Represents $10,500 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan during 2001.
(10)	Represents $10,500 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan during 2000.
(11)	As a result of her employment with Fresenius, in connection with our restructuring of our agreement with Fresenius, Ms. Johnson’s employment as our Vice President Marketing and Sales terminated in January 2001. Ms. Johnson was employed as a consultant by us prior to March 20, 2001, when she was rehired by us as our Vice President Marketing.
(12)	Represents $11,000 in contributions made by us on behalf of Ms. Johnson under our 401(k) plan during 2002.
(13)	Represents $9,442 in contributions made by us on behalf of Ms. Johnson under our 401(k) plan during 2001.
(14)	Represents $10,131 in contributions made by us on behalf of Ms. Johnson under our 401(k) plan during 2000.

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

33.

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

34.

(1)	Calculation based upon $2.70 per share, the closing sales price of the underlying shares of common stock as reported on The Nasdaq SmallCap Market on December 31, 2002, less exercise price.

Employment, Severance and Change of Control Agreements

In January 1996, we entered into an employment agreement with Jay D. Kranzler, M.D., Ph.D., our Chairman of the board of directors and Chief Executive Officer. In January 2001, we amended our Employment Agreement with Dr. Kranzler and extended the term of such Agreement to December 2003. Pursuant to the amendment, Dr. Kranzler’s base salary was set at $427,000, effective September 1, 2000, subject to adjustment by our Board. Dr. Kranzler’s current salary is $460,007. In addition, in the event that Dr. Kranzler is terminated without cause or Dr. Kranzler terminates his employment with the Company for good reason (as set forth in the Employment Agreement), Dr. Kranzler is entitled to (i) severance payments equal to his base salary for one year after his termination, (ii) accelerated vesting of all outstanding stock options, and (iii) continued coverage under group life, health, accident, disability and hospitalization insurance for a period of two years. In the event Dr. Kranzler is replaced as our Chief Executive Officer, Dr. Kranzler may elect to continue in the position of executive Chairman of the board of directors, devoting up to 50% of his time capacity to such position, at a pro-rated base salary until December 31, 2003. As an alternative, Dr. Kranzler may elect to act solely as a non-executive Chairman of the board of directors, with no time commitment to us beyond acting as Chairman, and if he makes such election, Dr. Kranzler’s base salary shall be reduced to 25% of his base salary then in effect until December 31, 2003. Dr. Kranzler will receive this reduced compensation, based on which election he makes through December 31, 2003, even if Dr. Kranzler resigns as Chairman or director and no longer devotes any time to us. In addition, in the event of the consummation of a merger, consolidation, corporate reorganization or acquisition of all or substantially all of our assets, then the vesting of all of Dr. Kranzler’s outstanding options will be accelerated and all his options will be immediately exercisable.

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

35.

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

Name of plan	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
1996 Equity Incentive Plan	765,715	$2.78	9,192
2000 Equity Incentive Plan(1)	922,214	$3.02	1,087,494
Total	1,687,929	$2.91	1,096,686

(1) The 2000 Plan contains a provision whereby the total number of shares reserved for issuance under both the 1996 Plan and the 2000 Plan, in the aggregate, is increased quarterly such that the number equals 21.1% of the number of shares of our common stock issued and outstanding.

36.

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

37.

property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Except as shown otherwise in the table, the address of each stockholder listed is in care of Cypress Bioscience, Inc. at 4350 Executive Drive, Suite 325, San Diego, California, 92121.

(2)	Percentage of beneficial ownership is based upon 13,197,226 shares of our common stock outstanding as of January 31, 2003.

(3)	Lindsay A. Rosenwald, MD is the managing member of Orion Biomedical GP, L.L.C. (“Orion GP”). Orion GP is the general partner to Orion Biomedical Fund, L.P. and Orion Biomedical Offshore Fund, L.P. (collectively, the “Orion Funds”). Dr. Rosenwald is also chairman and sole stockholder of Paramount Capital Asset Management, Inc. (“PCAM”), which is the managing member of each of Aries Select I L.L.C. (“Aries I”) and Aries Select II L.L.C. (“Aries II”), each a Delaware limited liability company, and is investment manager of Aries Select Ltd., a Cayman Islands exempted company (“Aries Ltd.”, and collectively with Aries I and Aries II, the “Aries Funds”). As a result, Dr. Rosenwald and PCAM may be deemed to have voting and investment control over the securities of the issuer owned by the Aries Funds under Rule 16-a(a)(1) of the Exchange Act. Additionally, Dr. Rosenwald and Orion GP may be deemed to have voting and investment control over the securities of the issuer owned by the Orion Funds under Rule 16-a(a)(1) of the Exchange Act. The Aries Funds collectively beneficially own 1,784,523 shares of our common stock. The Orion Funds collectively beneficially own 404,858 shares of our common stock and warrants to purchase 202,428 shares of our common stock. Dr. Rosenwald currently owns warrants to purchase 126,471 shares of our common stock. Dr. Rosenwald and PCAM disclaim beneficial ownership of the securities held by the Aries Funds, and Dr. Rosenwald and Orion GP disclaim beneficial ownership of the securities held by the Orion Funds, except to the extent of their pecuniary interest therein, if any.

(4)	Includes 1,528,863 shares of our common stock and warrants to purchase 764,231 shares of our common stock held by Perceptive Life Sciences Master Fund Ltd., a Cayman Island company, the investment manager of which is Perceptive Advisors LLC, a Delaware limited liability company, of which Joseph Edelman is the managing member. Also includes 7,800 shares of our common stock held in a trading account over which Mr. Edelman has sole voting and dispositive power.

(5)	Includes 245,000 shares of our common stock and warrants to purchase 122,500 shares of our common stock held by Caduceus Capital II, L.P. (“Caduceus II”); 500,000 shares of our common stock and warrants to purchase 250,000 shares of our common stock held by Paine Webber Eucalyptus Fund, L.L.C. (“Eucalyptus L.L.C.”); 65,000 shares of our common stock and warrants to purchase 32,500 shares of our common stock held by Paine Webber Eucalyptus Fund, Ltd. (“Eucalyptus Ltd.”); and 490,000 shares of our common stock and warrants to purchase 245,000 shares of our common stock held by Winchester Global Trust Company Limited as Trustee for Caduceus Capital Trust (“Winchester”). OrbiMed Advisors manages Caduceus II, Eucalyptus L.L.C., Eucalyptus Ltd. and Winchester, and may be deemed to have investment control over these shares.

(6)	Includes 303,643 shares of our common stock and warrants to purchase 151,821 shares of our common stock held by Clearwater Fund I L.P. (“Clearwater Fund”) and 303,643 shares of our common stock and warrants to purchase 151,821 shares of our common stock held by Clearwater Offshore Funds, Ltd. (“Clearwater Offshore”). Also includes 202,429 shares of our common stock and warrants to purchase 101,214 shares of our common stock held by Hans F. Heye. Mr. Heye is a general partner of Clearwater Fund and a trading manager of Clearwater Offshore, and may be deemed to have voting and investment control over these shares.

(7)	Includes 97,851 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.

(8)	Represents 34,175 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.

(9)	Includes 533,946 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003. Also includes 69,549 shares of our common stock held by our 401(k) plan for which Dr. Kranzler, as trustee of the 401(k) plan, has voting rights to such shares and 40,485 shares of our common stock and warrants to purchase 20,242 shares of our common stock held by the Kranzler Living Trust, for which Dr. Kranzler is a trustee.

(10)	Includes 76,386 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.

38.

(11)	Includes 20,545 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003. Such shares are held by the Samuel D. Anderson Trust, for which Mr. Anderson is the sole trustee.

(12)	Includes 19,741 shares of our common stock issuable pursuant to options exercisable within 60 days January 31, 2003. Also includes 50,000 shares of our common stock held by Anita Drobny, Mr. Drobny’s spouse, and 100,000 shares of our common stock held by the Paradigm Millennium Group, for which Mr. Drobny serves as Chairman and Managing Director.

(13)	Represents 19,741 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.

(14)	Includes 10,746 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003. Also includes 250 shares of our common stock held by Shirley Kessel, Dr. Kessel’s spouse, and a warrant to purchase 25,000 shares of our common stock.

(15)	Represents 26,704 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.

(16)	Includes 18,441 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003.

(17)	Includes 858,276 shares of our common stock issuable pursuant to options exercisable within 60 days of January 31, 2003 and warrants to purchase 45,242 shares of our common stock.

39.

ITEM13. Certain Transactions

We have entered into related party transactions with each of the parties as described below. In each case the agreement was entered into after a substantial selection process. We believe each of the transactions was on terms as favorable as could have been obtained from unaffiliated third parties.

We have an employment agreement with our chief executive officer, as described under the caption “Employment, Severance and Change of Control Agreements.” We have also granted stock options to certain of our directors and executive officers. See “Executive Compensation.”

On June 27, 2001, we implemented an option cancel and re-grant program. As a condition to participating in the option cancel and re-grant program, optionees who elected to surrender their old options for replacement options had to exercise at least 20% of the replacement options on June 27, 2001. Dr. Kranzler exercised his option to purchase 101,319 shares pursuant to a promissory note in the amount of $189,973.12 that was issued by us and is secured by his stock. The outstanding principal amount of the promissory note is due on June 27, 2006, and the interest is payable annually. The interest rate on the note is variable, adjusted monthly and is two points above the federal funds rate. As of December 31, 2002, the outstanding principal amount of the note was $189,973.12.

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

On March 28, 2002, we issued and sold shares of our common stock and warrants to purchase shares of our common stock for an aggregate purchase price of approximately $17 million in a private financing. Paramount Capital, Inc., one of the placement agents in the financing, is affiliated with Paramount Capital Asset Management, Inc., an 18.6% stockholder of the Company as of January 31, 2003. In exchange for its services as a placement agent, Paramount received a cash commission of $594,040 and warrants with an aggregate cash value of $6,871.46 to purchase 343,573 shares of our common stock at an exercise price of $2.72.

40.

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

41.

PART IV

ITEM 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act of 1934, as amended, rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this annual report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective.

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

(b) Reports on Form 8-K

None

(c) Exhibits

Exhibit No.	Description	Incorporated by Reference to

3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 10-Q for the quarter ended March 30, 1996

3.2	Certificate of Amendment filed on March 9, 2001	Exhibit 3.2 to Form 10-K for the year ended December 31, 2000

3.3	By-Laws, as amended	Exhibit 3.2 to Form 10-K for the year ended December 31, 1995

4.1	Form of Stock Certificate	Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

10.1	1996 Equity Incentive Plan (the “1996 Plan”)	Exhibit 99.1 to Form S-8 Registration Statement No. 333-06771

10.2	Form of Incentive Stock Option Agreement under the 1996 Plan	Exhibit 3.1 to Form 10-Q for the quarter ended March 30, 1996

10.3	Form of Non-Statutory Stock Option Agreement under 1996 Equity Incentive Plan	Exhibit 3.1 to Form 10-Q for the quarter ended March 30, 1996

10.4	Incentive Stock Option and Appreciation Plan, as amended June 29, 1992	Exhibit 99.4 to Form S-8 Registration Statement No. 333-06771

10.5	Amended and Restated 1988 Nonqualified Stock Option Plan	Exhibit 99.6 to Form S-8 Registration Statement No. 333-06771

10.6	Form of Nonqualified Stock Option Agreement under the 1988 Plan	Exhibit 99.7 to Form S-8 Registration Statement No. 333-06771

10.7	Form of Stock Option Agreement for issuance’s of all non-plan options	Exhibit 99.8 to Form S-8 Registration Statement No. 333-06771

42.

10.8	Stock Option and Stock Appreciation Plan	Exhibit 28.1 to Form S-8 Registration Statement No. 333-06771

10.9	Employment Agreement dated December 28, 1996 between the Registrant and Jay D. Kranzler	Exhibit 10.8 to Form 10-K for the year ended December 31, 1995

10.10	Letter Amendment dated July 19, 1996 to Employment Agreement between the Registrant and Jay D. Kranzler	Exhibit 10.11 to Form 10-K for the year ended December 31, 2000

10.11	Second Amendment dated July 1, 2000 to Employment Agreement between the Registrant and Jay D. Kranzler	Exhibit 10.12 to Form 10-K for the year ended December 31, 2000

10.12	Third Amendment to Employment Agreement dated January 31, 2001 between the Registrant and Jay D. Kranzler	Exhibit 10.13 to Form 10-K for the year ended December 31, 2000

10.13	Employment Agreement dated December 1, 2001 between the Registrant and R. Michael Gendreau	Exhibit 10.14 to Form 10-K for the year ended December 31, 2001

10.14	Sublease dated February 1, 1999 between the Company and Cardia Pacemakers, Inc. and related lease dated August 1991 between Michael R. Mastro and Redmond East Associates and Incontrol, Inc. and Amendments One through Ten	Exhibit 10.41 to Form 10-K for the year ended December 31, 1998

10.15	Stock Subscription Warrant to Purchase Common Stock of the Registration between the Registrant and TBCC Funding Trust II or its registered assigns	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999

10.16	Amended and Restated License and Distribution Agreement dated January 19, 2001 between the Registrant and Fresenius	Exhibit 2.2 to Form 8-K filed on January 22, 2001

10.17	2000 Equity Incentive Plan	Exhibit 10.25 to Form 10-K for the year ended December 31, 2000

10.18	Form of Stock Option Agreement for use with the 2000 Equity Incentive Plan	Exhibit 10.26 to Form 10-K for the year ended December 31, 2000

10.19	Employment Agreement dated June 18, 2001 between Dr. John N. Bonfiglio and the Registrant	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2001

10.20	Restated License Agreement dated November 13, 2001 between Pierre Fabre Médicament and the Registrant*	Exhibit 10.22 to Form 10-K for the year ended December 31, 2001

10.21	Trademark Agreement dated August 1, 2001 between Pierre Fabre Médicament and the Registrant*	Exhibit 10.23 to Form 10-K for the year ended December 31, 2001

10.22	Letter Amendment dated February 1, 2002 to the Amended and Restated License Agreement dated January 19, 2001 between the Registrant and Fresenius	Exhibit 10.24 to Form 10-K for the year ended December 31, 2001

10.23	First Amendment to the Employment Agreement dated August 26, 2002 between Cypress and John Bonfiglio	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2002

10.24	Reformulation and New Product Agreement dated August 22, 2002 between Cypress and Collegium Pharmaceuticals, Inc. (*)	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002

43.

10.25	Common Stock Issuance Agreement dated October 31, 2002 between Cypress and Collegium Pharmaceuticals, Inc.	Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002

10.26	Restated Consulting Agreement dated March 27, 2003 between Cypress and Charles B. Nemeroff, M.D., Ph.D.

10.27	Restated Consulting Agreement dated March 27, 2003 between Cypress and Larry Kessel, M.D.

10.28	Restated Consulting Agreement dated April 17, 2003 between Cypress and Martin Keller, M.D.

21.1	Subsidiaries of the registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney	Reference is made to page 44

99.1	Certification pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

99.2	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

*	Confidential Treatment has been requested for certain portions of this agreement.

44.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPRESS BIOSCIENCE, INC.

Date: June 19, 2003	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: June 19, 2003	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY D. KRANZLER, M.D., PH.D. Jay D. Kranzler, M.D., Ph.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 19, 2003

/s/ SABRINA MARTUCCI JOHNSON Sabrina Martucci Johnson	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	June 19, 2003

/s/ SAMUEL D. ANDERSON* Samuel D. Anderson	Director	June 19, 2003

/s/ SHELDON DROBNY* Sheldon Drobny	Director	June 19, 2003

/s/ MARTIN B. KELLER, M.D.* Martin B. Keller, M.D.	Director	June 19, 2003

/s/ LAWRENCE J. KESSEL, M.D.* Lawrence J. Kessel, M.D.	Director	June 19, 2003

/s/ CHARLES NEMEROFF, M.D., PH.D.* Charles Nemeroff, M.D., Ph.D.	Director	June 19, 2003

/s/ JACK H. VAUGHN* Jack H. Vaughn	Director	June 19, 2003

By:	/s/ SABRINA MARTUCCI JOHNSON
Attorney-in-Fact

45.

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

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
Revenue:
Revenue from Fresenius agreement	$6,400,000	$1,600,000	$2,975,208
Costs and expenses:
Production costs	—	—	426,971
Sales and marketing	—	—	5,922,706
Research and development	5,178,853	3,785,919	1,880,086
General and administrative	3,123,465	4,367,401	3,331,869
Compensation expense – variable stock options ($(74,432) and $84,916 related to research and development expenses and $(613,944) and $699,958 related to general and administrative expenses for 2002 and 2001, respectively) (Note 7)	(688,376)	784,874	—

	7,613,942	8,938,194	11,561,632
Other income (expense):
Interest income	199,678	434,363	633,523
Interest expense	(33,529)	(273,083)	(549,125)
Loss on sale and disposal of assets, net	(1,090)	(16,714)	—

	165,059	144,566	84,398

Net loss	$(1,048,883)	$(7,193,628)	$(8,502,026)

Net loss per share – basic and diluted	$(0.09)	$(1.15)	$(1.40)

Shares used in computing net loss per share – basic and diluted	11,572,101	6,249,917	6,052,905

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock		Additional	Shareholder	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Paid-in Capital	Receivable	Income	Deficit	Total
Balance at December 31, 1999	5,789,264	$115,785	$95,419,635	$—	$—	$(87,790,567)	$7,744,853
Issuance of stock upon options exercised	285,681	5,714	4,449,580	—	—	—	4,455,294
Compensation related to stock options	—	—	26,000	—	—	—	26,000
Stock issued to match 401(k) contributions	22,199	444	172,548	—	—	—	172,992
Conversion of 7% debentures plus interest	6,948	139	151,976	—	—	—	152,115
Issuance of common stock for services	1,533	31	49,969	—	—	—	50,000
Retirement of fractional shares for reverse split	(275)	(6)	6	—	—	—	—
Net loss and comprehensive net loss	—	—	—	—	—	(8,502,026)	(8,502,026)

Balance at December 31, 2000	6,105,350	122,107	100,269,714	—	—	(96,292,593)	4,099,228
Issuance of stock upon options exercised	134,248	2,685	333,378	(189,973)	—	—	146,090
Compensation related to stock options issued to consultants for services	—	—	34,531	—	—	—	34,531
Stock issued to match 401(k) contributions	15,873	317	51,270	—	—	—	51,587
Stock compensation on variable employee stock options	—	—	784,874	—	—	—	784,874
Issuance of common stock for services	93,750	1,875	106,500	—	—	—	108,375
Net loss and comprehensive net loss	—	—	—	—		(7,193,628)	(7,193,628)

Balance at December 31, 2001	6,349,221	126,984	101,580,267	(189,973)	—	(103,486,221)	(1,968,943)
Issuance of stock and warrants in private placement, net of placement fees	6,871,467	137,429	15,194,973	—	—	—	15,332,402
Compensation related to stock options issued to consultants for services	—	—	143,363	—	—	—	143,363
Stock issued to match 401(k) contributions	39,040	781	78,233	—	—	—	79,014
Stock compensation on variable employee stock options	—	—	(688,376)	—	—	—	(688,376)
Repurchase and retirement of common stock	(62,502)	(1,250)	(70,377)	—	—	—	(71,627)
Comprehensive loss:
Net loss	—	—	—	—	—	(1,048,883)	(1,048,883)
Unrealized gain on short-term investments	—	—	—	—	8,187	—	8,187

Comprehensive loss	—	—	—	—	—	—	(1,040,696)

Balance at December 31, 2002	13,197,226	$263,944	$116,238,083	$(189,973)	$8,187	$(104,535,104)	$11,785,137

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

OTHER STOCK OPTION PLANS. The Company also has previously adopted other stock option plans pursuant to which certain options remain outstanding. These plans consist of the Incentive Stock Option and Appreciation Plan, which expired in 1995, the 1988 Non-qualified Stock Option Plan, which expired in 1998, and options granted to employees other than to a formal option plan. Options previously granted under these plans remain outstanding according to their respective terms and conditions.

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

The following table summarizes the activity of our stock options and warrants for the periods presented:

	NUMBER OF WARRANTS/OPTIONS
	Warrants	2000 Equity Incentive Plan Options	1996 Equity Incentive Plan Options	Incentive Stock Options	Non-Qualified Stock Options	Other Options
Balance December 31, 1999	82,640	—	840,766	875	50,000	85,375
Granted	—	—	203,755	—	—	—
Exercised	—	—	(187,425)	—	(16,000)	(82,250)
Canceled	—	—	(95,320)	(625)	—	—
Expired	—	—	(21,987)	—	—	—

Balance December 31, 2000	82,640	—	739,789	250	34,000	3,125
Granted	—	328,300	856,839	—	—	—
Exercised	—	—	(134,248)	—	—	—
Canceled	—	—	(662,483)	—	(22,000)	—
Expired	—	—	(66,057)	(250)	(2,000)	—

Balance December 31, 2001	82,640	328,300	733,840	—	10,000	3,125
Granted	4,325,301	813,891	36,000	—	—	—
Exercised	—	—	—	—	—	—
Canceled	—	(179,842)	(4,125)	—	—	—
Expired	(49,059)	(40,135)	—	—	—	—

Balance December 31, 2002	4,358,882	922,214	765,715	—	10,000	3,125

The following table summarizes information regarding stock options outstanding at December 31, 2002:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 0.00 - $ 1.50	226,751	8.3	$1.36	177,194	$1.37
$ 1.51 - $ 2.00	106,186	2.6	$1.71	104,396	$1.71
$ 2.01 - $ 2.50	482,490	3.2	$2.50	444,600	$2.50
$ 2.51 - $ 3.00	110,000	8.9	$2.58	40,331	$2.56
$ 3.01 - $ 3.50	596,528	9.3	$3.24	71,862	$3.22
$ 3.51 - $ 5.00	134,000	9.1	$3.84	57,834	$3.98
$ 5.01 - $11.50	3,330	0.1	$11.50	3,330	$11.50
$11.51 - $15.00	10,208	3.2	$12.67	10,208	$12.67
$15.01 - $18.00	30,624	1.3	$17.27	30,624	$17.27
$18.01 - $26.00	937	1.8	$24.75	937	$24.75

	1,701,054	6.8	$3.03	941,316	$2.99

The weighted average exercise prices for stock option activity are as follows:

	Number of Stock Options Under All Plans	Weighted Average Exercise Prices
Balance December 31, 1999	977,016	$15.16
Granted	203,755	$20.11
Exercised	(285,675)	$15.59
Cancelled	(95,945)	$20.53
Expired	(21,987)	$20.32

Balance December 31, 2000	777,164	$15.52
Granted	1,185,139	$2.31
Exercised	(134,248)	$2.50
Cancelled	(684,483)	$14.91
Expired	(68,307)	$17.33

Balance December 31, 2001	1,075,265	$2.86
Granted	849,891	$3.24
Exercised	—	$—
Cancelled	(183,967)	$2.96
Expired	(40,135)	$3.36

Balance December 31, 2002	1,701,054	$3.03

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

Future annual minimum lease payments due under noncancelable capital and operating leases consists of the following at December 31, 2002:

	Capital Leases	Operating Leases
Years Ending December 31,
2003	$19,020	$164,282
2004	19,020	170,864
2005	19,020	177,704
2006	19,020	184,804
2007	3,170	110,270

Total minimum lease payments	79,250	$807,924

Amount representing interest	14,805

Obligation under capital leases	64,445
Less current portion	13,101

Long-term capital lease obligation	$51,344

Total rent expense was approximately $189,000, $175,000 and $183,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

10. QUARTERLY INFORMATION (UNAUDITED)

The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue from Fresenius agreement	$6,400,000	$—	$—	$—
Total costs and expenses	$2,338,368	$1,633,235	$1,856,188	$1,786,151
Other income	$4,457	$65,934	$56,395	$38,273
Net income (loss)	$4,066,089	$(1,567,301)	$(1,799,793)	$(1,747,878)
Net income (loss) per share – basic	$0.62	$(0.12)	$(0.14)	$(0.13)
Net income (loss) per share – diluted	$0.59	$(0.12)	$(0.14)	$(0.13)
Shares used in calculating per share amounts – basic	6,578,270	13,180,425	13,181,887	13,182,054
Shares used in calculating per share amounts – diluted	6,929,605	13,180,425	13,181,887	13,182,054

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue from Fresenius agreement	$400,000	$400,000	$400,000	$400,000
Total costs and expenses	$1,613,507	$1,395,044	$3,125,902	$2,803,741
Other income	$33,529	$64,569	$33,786	$12,682
Net loss	$(1,179,978)	$(930,475)	$(2,692,116)	$(2,391,059)
Net loss per share – basic and diluted	$(0.19)	$(0.15)	$(0.42)	$(0.38)
Shares used in calculating per share amounts – basic and diluted	6,107,433	6,203,526	6,342,553	6,342,553