Form 10-Q/A
period 2003-03-31
CYPRESS BIOSCIENCE INC
filed 2003-06-20
CIK 716054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Indicate by check (✓) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑  No  ☐

Indicate by check (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐  No  ☑

At May 9, 2003, 17,305,609 shares of Common Stock of the Registrant were outstanding.

This filing, without exhibits, contains 25 pages.

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

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
Revenue from Fresenius agreement (Note 3)	$—	$6,400,000
Costs and expenses:
Research and development	1,068,887	1,458,002
General and administrative	799,477	890,056
Compensation benefit – variable stock options ($(10,483) and $(1,048) related to research and development expenses and $(86,015) and $(8,642) related to general and administrative expenses for the three months ended March 31, 2003 and 2002, respectively) (Note 8)	(96,498)	(9,690)

Total costs and expenses	1,771,866	2,338,368

Other income (expense):
Interest and other income, net	23,431	25,843
Interest expense	(2,188)	(21,386)

	21,243	4,457

Net income (loss)	$(1,750,623)	$4,066,089

Net income (loss) per share – basic	$(0.13)	$0.62

Shares used in computing net income (loss) per share – basic	13,197,497	6,578,270

Net income (loss) per share – diluted	$(0.13)	$0.59

Shares used in computing net income (loss) per share – diluted	13,197,497	6,929,605

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

CYPRESS BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Business

We are committed to being the innovator and commercial leader in providing products for the diagnosis and treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders. Our goal is to be the first to market a product approved in the United States for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. Our business strategy is focused on combining novel technology and clinical development of well-characterized drugs that we believe offer strong potential to help patients with Functional Somatic Syndromes. We licensed our first candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre. We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS. The Phase II trial was completed in the first quarter of 2003. The final results of the trial were recently presented to the Food and Drug Administration, or the FDA, and we are in the process of preparing for the commencement of a Phase III clinical trial.

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

The following table presents the computation of basic and diluted shares outstanding:

	Three Months Ended March 31,
	2003	2002
Weighted average common shares outstanding – shares used in calculating per share amounts – basic	13,197,497	6,578,270
Effect of dilutive common share equivalents – stock options and warrants outstanding	—	351,335

Shares used in calculating per share amounts – diluted	13,197,497	6,929,605

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

As a result of the program, we granted options to purchase 618,738 shares of our common stock. In accordance with FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25, the shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period. During the three months ended March 31, 2003, as the intrinsic value of the common stock underlying the options declined due to a decline in our stock price, we reversed $96,498 of the cumulative compensation charge. Similarly, we reversed $9,690 of the cumulative compensation charge during the three months ended March 31, 2002 due to a decline in our stock price during that period.

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

Company Overview

We are committed to being the innovator and commercial leader in providing products for the diagnosis and treatment of patients with Functional Somatic Syndromes and other related chronic pain and central nervous system disorders. Functional Somatic Syndromes refer to several related syndromes characterized more by symptoms, suffering and disability than by disease-specific abnormalities that are found on physical examination and include many overlapping pain and psychiatric conditions such as Fibromyalgia Syndrome, or FMS, irritable bowel syndrome, or IBS, non-cardiac chest pain and interstitial cystitis. Our goal is to be the first to market a product approved in the United States for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. Our business strategy is focused on combining novel technology and clinical development of well-characterized drugs that we believe offer strong potential to help patients with Functional Somatic Syndromes.

We licensed our first clinical candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre. The original license agreement covered FMS and other related chronic pain syndromes and we amended this license agreement on May 30, 2003 to cover all indications. We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS. The Phase II trial was completed in the first quarter of 2003. The final results of the trial were recently presented to the FDA, and we are in the process of preparing for the commencement of a Phase III clinical trial, which is anticipated to start later this year. Currently, we do not have any products that have been approved by the FDA, and we have not received any commercial revenues since we changed our business focus in 2001. Assuming that we receive approval to market milnacipran, which we do not anticipate receiving for several years, if at all, we intend to seek a partner to manufacture and co-promote milnacipran to primary care physicians. In addition, we have in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives that we believe may enhance stockholder value. We expect to continue to do so in the future.

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

Research and Development

Research and development expenses for the three months ended March 31, 2003 were $1.1 million compared to $1.5 million for the three months ended March 31, 2002. The decrease in research and development expenses is primarily attributable to costs incurred during the first quarter of 2002 related to the Phase II clinical trial for milnacipran, including expenses for clinical research organization and trial consultants, pre-clinical research and costs of producing milnacipran for the trial; whereas, during the first quarter of 2003, the Phase II trial was in the final completion stage. As of March 31, 2003, we have incurred costs of approximately $3.3 million in connection with our Phase II clinical trial. The decrease in research and development expenses related to the Phase II trial was partially offset by costs incurred during the first quarter of 2003 related to our agreement with Collegium, which was entered into in August 2002.

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

Compensation Benefit – Variable Stock Options

Compensation benefit for three months ended March 31, 2003 was $96,000 compared to $10,000 for the three months ended March 31, 2002. In June 2001, we entered into an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25. During the three months ended March 31, 2003, as the intrinsic value of the common stock underlying the options declined and the closing price on March 31, 2003 was $2.47, we reversed $96,000 of the cumulative compensation charge, consisting of approximately $10,000 related to research and development expenses and approximately $86,000 related to general and administrative expenses. Similarly, we reversed $10,000 of the cumulative compensation charge, consisting of approximately $1,000 related to research and development expenses and approximately $9,000 related to general and administrative expenses, during the corresponding period in 2002 due to a decline in our stock price during that period. In the event our stock price is above $2.50 on June 30, 2003, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $2.50).

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

In August 2002, we entered into a Reformulation and New Product Agreement with Collegium Pharmaceutical, Inc. pursuant to which Collegium will attempt to develop reformulations of milnacipran and new products that are analogs of milnacipran. We paid Collegium an upfront payment of $150,000, which has been expensed pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the products is uncertain and the technology has no alternative uses. Additionally, we paid a project management fee of $250,000 to Collegium, and we agreed to pay their out-of-pocket expenses. We estimate that we currently have additional obligations to Collegium under this agreement of approximately $150,000, exclusive of milestone and royalty obligations and out-of-pocket expenses. During a specified time period during the agreement, in the event we exercise our option to acquire an exclusive license to technology developed under this agreement, we would be obligated to pay Collegium certain milestone payments, which amount to $5.4 million in the aggregate, as well as potential royalty payments based on the net sales of reformulated or new products. Additionally, in October 2002, we entered into a Common Stock Issuance Agreement with Collegium, pursuant to which Collegium may elect to be issued shares of our common stock, subject to certain conditions, in lieu of cash, for milestone payments.

As of March 31, 2003, we had an accumulated deficit of approximately $106.3 million. Our current expected primary cash needs on both a short term and long term basis are for the clinical development of milnacipran, working capital and other general corporate purposes. We estimate that based on our current business plan, we will require between $4.0 million and $5.0 million to fund our operations for the year 2003, plus such amounts required to fund our Phase III clinical trials and any amounts payable under our agreements with Collegium and Pierre Fabre (including the payment of $1.0 million due Pierre Fabre in September 2003). We expect the current trend of net losses to continue for at least the next several years as we continue to develop milnacipran and seek to acquire or develop additional products for the diagnosis and treatment of Functional Somatic Syndromes, including FMS. Such losses may fluctuate, and the fluctuations may be substantial. The costs to complete our Phase III program are significant, and as such costs are dependent upon many factors, including the number of trial sites, the number of patients and FDA requirements, we are unable to estimate with certainty the total costs to complete our Phase III program.

Based on our current business plan, we believe our cash and cash equivalents and short-term investments balance at March 31, 2003, as well as the proceeds received from our recently completed private placement, are sufficient to fund operations through the end of 2004. Our expected primary cash needs on both a short term and long term basis are for clinical development of milnacipran, working capital and other general corporate purposes. In order to successfully continue to develop milnacipran and acquire or develop additional products for the diagnosis and treatment of Functional Somatic Syndromes, including FMS, we will be required to raise additional capital. The amount of capital we require is dependent upon many factors, including the following: the costs associated with the research, development and potential commercialization of milnacipran, the costs of in-licensing drug candidates for the treatment of Functional Somatic Syndromes, the costs and results associated with the clinical trials designed for any new developed and/or acquired product, results of our research and development efforts, the FDA regulatory process, and the costs of commercialization of any future products. Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Although we will seek to raise additional capital through equity or debt financings or through collaborations, we may not be able to raise additional capital through such sources and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we will be required to delay, scale back or eliminate some or all of our planned research and development activities related to the development of milnacipran and any future additional product candidates.

Contractual Obligations and Commercial Commitments

Our material contractual obligations are as follows:

	Total	Less than 1 year (2003)	1 – 3 years (2004 – 2006)	4 – 5 years (2007 – 2008)	After 5 years (2009 and beyond)
Capital leases, including interest payments	$74,495	$14,265	$57,060	$3,170	$—
Operating leases	767,528	123,886	533,372	110,270	—

Total	$842,023	$138,151	$590,432	$113,440	$—

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

We currently have only ten full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We are using the services of Scirex, a contract research organization, to conduct our anticipated Phase III clinical trials with respect to milnacipran. Because we do not conduct these trials, we must rely on the efforts of others and cannot always predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore expect to continue to rely on third parties to conduct all of our future clinical trials.

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

The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS. In particular, Pfizer, Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS. It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete. We are aware that other companies are attempting to develop products to treat FMS and one or more of our competitors may commercialize and market a product for the treatment of FMS before we do. We also expect that, in the treatment of Function Somatic Syndromes, competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial resources, technical expertise, research capabilities and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

The composition of matter patent for milnacipran expired in June 2002 (U.S. Patent 4,478,836). The patent for the method of synthesis of milnacipran (U.S. Patent 5,034,541) assigned to Pierre Fabre and licensed to us expires December 27, 2009. We have filed two U.S. patents claiming the use of milnacipran to treat chronic fatigue syndrome and FMS. These patents, if issued, will expire November 5, 2021. We have filed patent applications in the United States for various other methods of treatment and formulations. These applications, and corresponding foreign patent applications, are pending. We may also be able to rely on the Hatch-Waxman Act for a period of exclusivity during which generic manufacturers will not be able to manufacture milnacipran. Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology. Recent amendments to the Hatch-Waxman Act have been proposed and it may not apply to us in the future. The patent positions of pharmaceutical companies are uncertain and may involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could result in significant expense to us, including diversion of the resources of management.

Others have filed patent applications or have been issued patents on similar technology or compounds and may obtain additional patents and other proprietary rights competing with Cypress’ ability to market milnacipran for the treatment of chronic fatigue syndrome or FMS. We cannot predict the breadth of claims that will be allowed and issued in patent applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. We may infringe on intellectual property rights of others without being aware of the infringement. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.

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

The market prices of technology companies, particularly biotechnology companies, have been highly volatile. For the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001, the high and low closing sales prices for our common stock were $3.25 and $2.30, $4.26 and $1.00 and $8.00 and $0.77, respectively. Our stock price has been and may continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

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