Form 10-K/A
period 2002-12-31
CYPRESS BIOSCIENCE INC
filed 2003-07-17
CIK 716054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2 to Form 10-K

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

We are currently in discussions with the FDA regarding our Phase III clinical trial for milnacipran, which we expect to begin by December 31, 2003. However, our proposed Phase III clinical trial may be postponed due to factors beyond our control, including:

•	the FDA may take longer than we anticipate to approve the protocol for the Phase III clinical trial

•	the protocol approved by the FDA may require clinical endpoints that we did not anticipate, which may in turn necessitate the creation of new case report forms or other systems to capture the required data

•	the FDA may require the duration of the Phase III clinical trials to be longer than we have proposed and discussion with the FDA on this topic may prolong our commencement of the trial

•	the protocol approved by the FDA may require more trial sites than we anticipate, and the identification and preparation of such additional trial sites may cause delays

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

CYPRESS BIOSCIENCE, INC.

Date: July 17, 2003	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: July 17, 2003	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY D. KRANZLER, M.D., PH.D. Jay D. Kranzler, M.D., Ph.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	July 17, 2003

/s/ SABRINA MARTUCCI JOHNSON Sabrina Martucci Johnson	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	July 17, 2003

/s/ SAMUEL D. ANDERSON* Samuel D. Anderson	Director	July 17, 2003

/s/ SHELDON DROBNY* Sheldon Drobny	Director	July 17, 2003

/s/ MARTIN B. KELLER, M.D.* Martin B. Keller, M.D.	Director	July 17, 2003

/s/ LAWRENCE J. KESSEL, M.D.* Lawrence J. Kessel, M.D.	Director	July 17, 2003

/s/ CHARLES NEMEROFF, M.D., PH.D.* Charles Nemeroff, M.D., Ph.D.	Director	July 17, 2003

/s/ JACK H. VAUGHN* Jack H. Vaughn	Director	July 17, 2003

By:	/s/ SABRINA MARTUCCI JOHNSON
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