Form 10-Q/A
period 2003-03-31
CYPRESS BIOSCIENCE INC
filed 2003-07-17
CIK 716054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 0-12943

CYPRESS BIOSCIENCE, INC.

(Exact Name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-2389839 (I.R.S. Employer Identification No.)

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

7. Long-Term Obligation

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

Stock-Based Compensation

We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, as amended by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we ordinarily recognize no compensation expense for stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of grant. The value of options or stock awards issued to non-employees has been determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with selling Goods and Services, and are periodically remeasured as the options vest. For the three months ended March 31, 2003 and 2002, we recorded compensation expense of $16,890 and $10,984, respectively, related to options issued to consultants.

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

We are currently in discussions with the FDA regarding our Phase III clinical trial for milnacipran, which we expect to begin by December 31, 2003. However, our proposed Phase III clinical trial may be postponed due to factors beyond our control, including:

•	the FDA may take longer than we anticipate to approve the protocol for the Phase III clinical trial

•	the protocol approved by the FDA may require clinical endpoints that we did not anticipate, which may in turn necessitate the creation of new case report forms or other systems to capture the required data

•	the FDA may require the duration of the Phase III clinical trials to be longer than we have proposed and discussions with the FDA on this topic may prolong our commencement of the trial

•	the protocol approved by the FDA may require more trial sites than we anticipate, and the identification and preparation of such additional trial sites may cause delays

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

Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 – Other Information

Not applicable

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment filed on March 9, 2001. (2)

3.3	By-Laws, as amended. (3)

4.1	Form of Stock Certificate. (4)

99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

99.2	Certification pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

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
Chief Executive Officer and Vice President (Principal Financial Officer)