Form 10-Q
period 2003-06-30
CYPRESS BIOSCIENCE INC
filed 2003-08-14
CIK 716054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003, or

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

Yes  ☑     No  ☐

         Indicate by check (✓) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

         At August 8, 2003, 18,787,975 shares of Common Stock of the registrant were outstanding.

This filing, without exhibits, contains 28 pages.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CYPRESS BIOSCIENCE, INC.
BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,418,033	$7,235,403
Short-term investments	11,440,650	4,973,980
Prepaid expenses and other current assets	125,489	106,908

Total current assets	18,984,172	12,316,291
Property and equipment, net	96,527	125,072
Other assets	31,463	36,156

Total assets	$19,112,162	$12,477,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,714	$215,259
Accrued compensation	78,578	82,912
Accrued liabilities	288,064	324,155
Current portion of long-term obligations	13,761	13,101

Total current liabilities	543,117	635,427
Deferred rent	12,343	5,611
Long-term obligations, net of current portion	44,290	51,344
Stockholders’ equity:
Common stock, $.02 par value; 60,000,000 shares of common stock authorized; 18,474,967 and 13,197,226 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	369,499	263,944
Additional paid-in capital	132,117,792	116,238,083
Shareholder receivable	(189,973)	(189,973)
Accumulated other comprehensive income	43,510	8,187
Accumulated deficit	(113,828,416)	(104,535,104)

Total stockholders’ equity	18,512,412	11,785,137

Total liabilities and stockholders’ equity	$19,112,162	$12,477,519

See accompanying notes to financial statements.

Note:    The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue:
Revenue from Fresenius agreement (Note 3)	$—	$—	$—	$6,400,000
Costs and expenses:
Research and development (Note 9)	5,883,207	1,406,122	6,952,094	2,864,124
General and administrative	801,907	1,002,297	1,601,384	1,892,353
Compensation expense (benefit) – variable stock options (A)	882,956	(775,184)	786,458	(784,874)

Total costs and expenses	7,568,070	1,633,235	9,339,936	3,971,603
Other income (expense):
Interest and other income, net	26,977	72,241	50,408	98,084
Interest expense	(1,596)	(6,307)	(3,784)	(27,693)

	25,381	65,934	46,624	70,391

Net income (loss)	$(7,542,689)	$(1,567,301)	$(9,293,312)	$2,498,788

Net income (loss) per share – basic	$(0.43)	$(0.12)	$(0.61)	$0.25

Shares used in computing net income (loss) per share -basic	17,492,844	13,180,425	15,357,036	9,935,549

Net income (loss) per share – diluted	$(0.43)	$(0.12)	$(0.61)	$0.24

Shares used in computing net income (loss) per share - diluted	17,492,844	13,180,425	15,357,036	10,225,045

(A) Compensation expense (benefit) – variable stock options includes the following related expenses:

Research and development	$95,923	$(83,867)	$85,439	$(84,916)
General and administrative	787,033	(691,317)	701,019	(699,958)

	$882,956	$(775,184)	$786,458	$(784,874)

           See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating Activities
Net income (loss)	$(9,293,312)	$2,498,788
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	33,441	43,714
Gain on sale of assets	(4,931)	—
Stock and stock options issued for services	66,197	78,645
Stock and warrants issued in connection with restated license Agreement	5,021,000	—
Stock compensation on variable employee options	786,458	(784,874)
Amortization of deferred revenue agreement	—	(6,400,000)
Changes in operating assets and liabilities, net	(100,126)	(973,479)

Net cash used by operating activities	(3,491,273)	(5,537,206)
Investing Activities
Release of restricted cash	—	605,240
Purchases of short-term investments	(6,431,347)	—
Purchases of property and equipment	(5,465)	(3,493)
Proceeds from sale of property and equipment	5,500	—

Net cash provided by (used in) investing activities	(6,431,312)	601,747
Financing Activities
Proceeds from exercise of stock options and warrants	569,834	—
Proceeds from private placement of common stock and Warrants	9,534,903	15,305,491
Proceeds from issuance of warrants	6,872	6,871
Payment of notes payable	—	(555,630)
Payment of capital lease obligations	(6,394)	(4,494)
Cash used to repurchase common stock	—	(625)

Net cash provided by financing activities	10,105,215	14,751,613
Increase in cash and cash equivalents	182,630	9,816,154
Cash and cash equivalents at beginning of period	7,235,403	5,867,083

Cash and cash equivalents at end of period	$7,418,033	$15,683,237

Supplemental disclosure of cash flow information
Equipment acquired under capital leases	$—	$75,000

Interest paid	$3,784	$20,700

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.       Business

           We are committed to being the innovator and commercial leader in providing products for the treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders. Our goal is to be the first to market a product approved in the United States for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. Our business strategy is focused on combining novel technology and clinical development of well-characterized drugs that we believe offer strong potential to help patients with Functional Somatic Syndromes. We licensed our first candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre. We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS. The Phase II trial was completed in the first quarter of 2003. The final results of the trial were recently presented to the Food and Drug Administration, or the FDA, and we are in the process of preparing for the commencement of a Phase III clinical trial.

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

4.       Net Income (Loss) Per Share

          Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method. We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 1,345,342 and 229,370 for the three months ended June 30, 2003 and 2002, respectively, and 467,156 for the six months ended June 30, 2003.

          The following table presents the computation of basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average common shares outstanding – shares used in calculating per share amounts – basic	17,492,844	13,180,425	15,357,036	9,935,549
Effect of dilutive common share equivalents – stock options and warrants outstanding	—	—	—	289,496

Shares used in calculating per share amounts – diluted	17,492,844	13,180,425	15,357,036	10,225,045

5.     Comprehensive Income (Loss)

         We present unrealized gains and losses on our short-term investments, classified as “available-for-sale”, in our statement of stockholders’ equity and comprehensive income (loss) on an annual basis and in a footnote in our quarterly reports. During the three and six months ended June 30, 2003, total comprehensive income (loss) was $(7,514,724) and $(9,257,989), respectively. Other comprehensive income or loss consists of unrealized gains or losses on our short-term investments, which are comprised of securities of the U.S. government or its agencies or instrumentalities, and included an unrealized gain of $27,965 and $35,323 during the three and six months ended June 30, 2003, respectively. During the three and six months ended June 30, 2002, we did not have any short-term investments, only cash and cash equivalents.

6.     Stock-Based Compensation

         We record compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant. Options which were granted to employees pursuant to our option cancel and re-grant program (Note 8) are accounted for as variable in accordance with FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25, whereby the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(7,542,689)	$(1,567,301)	$(9,293,312)	$2,498,788
Add: Stock-based employee compensation expense (benefit) included in reported net income (loss)	882,956	(775,184)	786,458	(784,874)
Deduct: Total stock-based employee compensation expense determined under fair value based methods	(1,182,991)	339,749	(1,569,005)	(85,996)

Pro forma net income (loss)	$(7,842,724)	$(2,002,736)	$(10,075,859)	$1,627,918

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) per share:
Basic – as reported	$(0.43)	$(0.12)	$(0.61)	$0.25
Basic – pro forma	$(0.45)	$(0.15)	$(0.66)	$0.16
Diluted – as reported	$(0.43)	$(0.12)	$(0.61)	$0.24
Diluted – pro forma	$(0.45)	$(0.15)	$(0.66)	$0.16

7.     Long -Term Obligation

         The long-term obligation consists of capital leases for office equipment purchased in March 2002. The lease expires in February 2007. Minimum lease payments over the lease term at June 30, 2003 totaled $69,740, including interest of $11,689.

8.     Stockholder’s Equity

Private Placement of Our Common Stock and Warrants to Purchase Common Stock

         On April 3, 2003, we completed a private placement of 4,029,342 shares of common stock and warrants to purchase 1,007,333 shares of common stock for total proceeds of $10.3 million. The purchase price of each security, which is the combination of one share of common stock and a warrant to purchase one share of our common stock for each four shares of our common stock purchased, was priced at the market value of $2.56. Each warrant has an exercise price equal to $3.84 and expires in April 2008. In addition, in connection with the private placement, we issued warrants to purchase 380,908 shares of common stock to various placement agents. These warrants have an exercise price of $2.82 and expire in April 2008. One of the placement agents in the financing, who received warrants to purchase 283,301 shares of common stock and cash commission of $508,000, is affiliated with a stockholder of the Company.

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

         As a result of the program, we granted options to purchase 618,738 shares of our common stock. In accordance with FIN 44, the shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period. During the three and six months ended June 30, 2003, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during these periods, we recognized compensation expense of $882,956 and $786,458, respectively. However, due to a decline in our stock price during the three and six months ended June 30, 2002, we reversed $775,184 and $784,874, respectively, of the cumulative compensation charge during these periods.

9.     Licensing Agreement

         On August 1, 2001, we entered into a license agreement and a trademark agreement with Pierre Fabre. The license agreement was amended and restated on November 13, 2001 and subsequently on May 30, 2003. In connection with the second amended and restated agreement on May 30, 2003, we issued Pierre Fabre 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock. These warrants have an exercise price of $4.91 per share and expire in June 2008. Pursuant to SFAS No. 2, Accounting for Research and Development Costs, the additional license consideration in the form of the equity instruments has been expensed as the ultimate commercialization of the related product is uncertain and the technology has no alternative uses. Accordingly, we recognized a non-cash charge of $5,021,000 classified as research and development expense based on the fair value of the stock and warrants issued to Pierre Fabre.

         The restated license agreement provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. We paid Pierre Fabre $1.5 million upon execution of the original license agreement, and additional payments of up to $5.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. If any product is commercialized under the agreement, Pierre Fabre will have the right to manufacture the active ingredients used in the commercial product, and we will pay Pierre Fabre a transfer price and royalties based on net sales. Additionally, if we grant a sub-license to a third party, we will pay Pierre Fabre a royalty on all sub-licensee payments. Pierre Fabre retains the right to sell products in indications developed by us outside the United States and Canada and will pay us a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by us. The agreement is effective until the later of the expiration of the last-to-expire of certain patents held by Pierre Fabre relating to the development of milnacipran or ten years after the first commercial sale of a licensed product, unless terminated earlier. Each party has the right to terminate the agreement upon 90 days prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if such breach is not cured within 90 days following such written notice. Additionally, Pierre Fabre has the right to terminate the agreement upon 90 days prior notice to us if we take certain actions or if we fail to achieve certain minimum sales.

10.     Reclassification

           Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year.

11.     Subsequent Event

           On August 11, 2003, we entered into an amended and restated employment agreement with Dr. Jay Kranzler, our chairman of the board of directors and chief executive officer, or the Restated Employment Agreement. Pursuant to the Restated Employee Agreement, we extended the term of Dr.

Kranzler’s employment to August 1, 2006, subject to automatic renewal provisions, set his base salary at $485,000 per year, subject to adjustment by our Board of Directors, granted Dr. Kranzler options to purchase 500,000 shares of our common stock under our 2000 Equity Incentive Plan, as amended, and allowed for performance bonuses to Dr. Kranzler based on meeting certain milestones.

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

Company Overview

         We are committed to being the innovator and commercial leader in providing products for the treatment of patients with Functional Somatic Syndromes and other related chronic pain and central nervous system disorders. Functional Somatic Syndromes refer to several related syndromes characterized more by symptoms, suffering and disability than by disease-specific abnormalities that are found on physical examination and include many overlapping pain and psychiatric conditions such as Fibromyalgia Syndrome, or FMS, irritable bowel syndrome, or IBS, non-cardiac chest pain and interstitial cystitis. Our goal is to be the first to market a product approved in the United States for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. Our business strategy is focused on combining novel technology and clinical development of well-characterized drugs that we believe offer strong potential to help patients with Functional Somatic Syndromes.

         We licensed our first candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre. The original license agreement covered FMS and other related chronic pain syndromes. We amended this license agreement on May 30, 2003 in the form of the second restated license agreement, or the Restated Pierre Fabre Agreement, which provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS. The Phase II trial was completed in the first quarter of 2003. The final results of the trial were recently presented to the FDA, and we are in the process of preparing for the commencement of a Phase III clinical trial, which is anticipated to start later this year. Currently, we do not have any products that have been approved by the FDA, and we have not received any commercial revenues since we changed our business focus in 2001. We intend to seek a partner to assist in the development, manufacturing, commercialization and marketing of milnacipran. In addition, we have in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives that we believe may enhance stockholder value. We expect to continue to do so in the future.

         As of June 30, 2003, we had working capital of approximately $18.4 million and an accumulated deficit of approximately $113.8 million. Our future success depends on our ability to develop and market milnacipran for FMS and any new products for the treatment of Functional Somatic Syndromes, such as FMS, and other related chronic pain and central nervous system disorders.

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

Results of Operations

         The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this quarterly report.

Comparison of Three Months Ended June 30, 2003 and 2002

Revenue

         We had no revenue for the three months ended June 30, 2003 and 2002, and we currently do not have any agreements pursuant to which we expect to receive any revenue in the foreseeable future. As a result of the modification to our agreement with Fresenius reflected in the Second Restructured Agreement, we will not recognize additional revenue, if any, under our agreement with Fresenius until at the earliest, January 30, 2008, when we may receive a one-time payment of $1.0 million, $2.0 million or no payment at all.

Research and Development

         Research and development expenses for the three months ended June 30, 2003 were $5.9 million compared to $1.4 million for the three months ended June 30, 2002. The increase in research and development expenses is primarily attributable to the non-cash charge in the amount of $5.0 million recognized during the second quarter in connection with the issuance of 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock to Pierre Fabre under the Restated Pierre Fabre Agreement. The increase in research and development expenses was partially offset by costs incurred during the second quarter of 2002 of approximately $0.6 million related to the Phase II clinical trial for milnacipran, including expenses for clinical research organization and trial consultants. Because the Phase II trial was completed in the first quarter of 2003, there were no significant expenses for the trial in the second quarter of 2003.

General and Administrative

         General and administrative expenses for the three months ended June 30, 2003 were $0.8 million compared to $1.0 million for the three months ended June 30, 2002. The decrease in general and administrative expenses is primarily due to costs incurred during the second quarter of 2002 related to the implementation of a database for our physician and patient registries focused on patients with FMS and physicians that treat patients with FMS. In 2002, we incurred certain start-up costs, including physician payments and sample collection and processing of data for the patient and physician registries. These initial set-up costs were not incurred during 2003.

Compensation Expense – Variable Stock Options

         Compensation expense for the three months ended June 30, 2003 was $883,000 compared to a compensation benefit of $775,000 for the three months ended June 30, 2002. In June 2001, we entered into an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25. During the three months ended June 30, 2003, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during the period (the closing price on June 30, 2003 was $4.33), we recognized compensation expense of $883,000, consisting of approximately $96,000 related to research and development expenses and approximately $787,000 related to general and administrative expenses. Alternatively, we reversed $775,000 of the cumulative compensation charge, consisting of approximately $84,000 related to research and development expenses and approximately $691,000 related to general and administrative expenses, during the corresponding period in 2002 due to a decline in our stock price during that period. In the event our stock price is above $4.33 on September 30, 2003, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $4.33).

Interest Income

         Interest and other income, net, for the three months ended June 30, 2003 was $27,000 compared to $72,000 for the three months ended June 30, 2002. The decrease in interest and other income for the second quarter of 2003 is primarily due to a change in the composition of our cash and cash equivalents balance and lower rates offered for our cash investments. During the second quarter of 2003, a portion of our cash balance was invested in short-term investments classified as “available-for-sale” whereby unrealized gains or losses are recorded as a component of stockholders’ equity; whereas, during the corresponding period in 2002, our cash balance was invested in money market accounts.

Interest Expense

         Interest expense for the three months ended June 30, 2003 was $2,000 compared to $6,000 for the three months ended June 30, 2002. The decrease in interest expense during the second quarter of 2003 compared to the corresponding prior year period was primarily due to lower outstanding debt.

Comparison of Six Months Ended June 30, 2003 and 2002

Revenue

         We had no revenue for the six months ended June 30, 2003 compared to revenue of $6.4 million for the six months ended June 30, 2002. We currently do not have any agreements pursuant to which we expect to receive any revenue in the foreseeable future. Pursuant to the Second Restructured Agreement with Fresenius, the agreement was modified to clarify that the $8.0 million upfront fee received under the First Restructured Agreement was not refundable under any circumstances and therefore, the entire $6.4 million that was the remaining deferred revenue as of December 31, 2001 was recognized as revenue in the first quarter of 2002.

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

Research and Development

         Research and development expenses for the six months ended June 30, 2003 were $7.0 million compared to $2.9 million for the six months ended June 30, 2002. The increase in research and development expenses is primarily attributable to the non-cash charge in the amount of $5.0 million recognized during the second quarter in connection with the issuance of 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock to Pierre Fabre under the Restated Pierre Fabre Agreement. The increase in research and development expenses was partially offset by costs incurred during the first half of 2002 of approximately $1.4 million related to the Phase II clinical trial for milnacipran, including expenses for clinical research organization and trial consultants, compared to corresponding costs of $0.4 million during the first half of 2003 as the Phase II trial was completed in the first quarter of 2003.

General and Administrative

         General and administrative expenses for the six months ended June 30, 2003 were $1.6 million compared to $1.9 million for the six months ended June 30, 2002. The decrease in general and administrative expenses is primarily due to costs incurred during the first half of 2002 related to the implementation of a database for our physician and patient registries focused on patients with FMS and physicians that treat patients with FMS. In 2002, we incurred certain start-up costs, including physician payments and sample collection and processing of data for the patient and physician registries. These initial set-up costs were not incurred during 2003.

Compensation Expense – Variable Stock Options

         In connection with the option cancel and re-grant program implemented in June 2001, which resulted in variable accounting for the newly issued options under FIN 44, we recognized compensation expense for the six months ended June 30, 2003 in the amount of $786,000 compared to a compensation benefit of $785,000 for the six months ended June 30, 2002. During the six months ended June 30, 2003, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during the period (the closing price on June 30, 2003 was $4.33), we recognized compensation expense of $786,000, consisting of approximately $85,000 related to research and development expenses and approximately $701,000 related to general and administrative expenses. Alternatively, we reversed $785,000 of the cumulative compensation charge, consisting of approximately $85,000 related to research and development expenses and approximately $700,000 related to general and administrative expenses, during the corresponding period in 2002 due to a decline in our stock price during that period. In the event our stock price is above $4.33 on September 30, 2003, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $4.33).

Interest Income

         Interest and other income, net, for the six months ended June 30, 2003 was $50,000 compared to $98,000 for the six months ended June 30, 2002. The decrease in interest and other income for the six months ended June 30, 2003 is primarily due to a change in the composition of our cash and cash equivalents balance and lower rates offered for our cash investments. During the first half of 2003, a portion of our cash balance was invested in short-term investments classified as “available-for-sale” whereby unrealized gains or losses are recorded as a component of stockholders’ equity; whereas, during the corresponding period in 2002, our cash balance was invested in money market accounts.

Interest Expense

         Interest expense for the six months ended June 30, 2003 was $4,000 compared to $28,000 for the six months ended June 30, 2002. The decrease in interest expense during the first half of 2003 compared to the corresponding prior year period was primarily due to lower outstanding debt.

Liquidity and Capital Resources

         At June 30, 2003, we had cash and cash equivalents of $7.4 million and short-term investments of $11.4 million for total of $18.8 million compared to cash and cash equivalents of $7.2 million and short-term investments of $5.0 million for a total of $12.2 million at December 31, 2002. The net increase in cash and cash equivalents and short-term investments was due to net proceeds of approximately $9.5 million from the private placement of our common stock and warrants to purchase our common stock completed in April 2003 and proceeds of approximately $0.6 million from the exercise of stock options and warrants during the first half of 2003, offset by cash used in operations of $3.5 million for the six months ended June 30, 2003. Working capital at June 30, 2003 totaled $18.4 million compared to $11.7 million at December 31, 2002.

         On August 1, 2001, we entered into a license agreement and a trademark agreement with Pierre Fabre. The license agreement was amended and restated on November 13, 2001 and again on May 30, 2003. The Restated Pierre Fabre Agreement provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for the treatment of all indications in the United States and Canada. We paid Pierre Fabre upfront payments of $1.5 million in connection with the execution of the original license agreement in 2001 and additional payments to Pierre Fabre of up to a total of $5.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones, including a payment of $1.0 million due in September 2003. If the product is commercialized, Pierre Fabre will manufacture the active ingredients used in the commercial product, and we will pay Pierre Fabre a transfer price and royalties based on net sales. Pierre Fabre retains the right to sell products developed by us outside the United States and Canada and will pay us a royalty based on net sales for such rights.

         In August 2002, we entered into a Reformulation and New Product Agreement with Collegium Pharmaceutical, Inc. pursuant to which Collegium will attempt to develop reformulations of milnacipran and new products that are analogs of milnacipran. We paid Collegium an upfront payment of $150,000, which has been expensed pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the products is uncertain and the technology has no alternative uses. Additionally, we paid a project management fee of $250,000 to Collegium, and we agreed to pay their out-of-pocket expenses. We estimate that we currently have additional obligations to Collegium under this agreement of approximately $130,000, exclusive of milestone and royalty obligations and out-of-pocket expenses. During a specified time period during the agreement, in the event we exercise our option to acquire an exclusive license to technology developed under this agreement, we would be obligated to pay Collegium certain milestone payments, which amount to $5.4 million in the aggregate, as well as potential royalty payments based on the net sales of reformulated or new products. Additionally, in October 2002, we entered into a Common Stock Issuance Agreement with Collegium, pursuant to which Collegium may elect to be issued shares of our common stock, subject to certain conditions, in lieu of cash, for milestone payments.

         As of June 30, 2003, we had an accumulated deficit of approximately $113.8 million. Our current expected primary cash needs on both a short term and long term basis are for the clinical development of milnacipran, working capital and other general corporate purposes. We estimate that based on our current business plan, we will require between $4.0 million and $5.0 million to fund our operations for the year 2003, plus such amounts required to fund our Phase III clinical trials and any amounts payable under our agreements with Collegium and Pierre Fabre (including the payment of $1.0 million due Pierre Fabre in September 2003). We expect the current trend of net losses to continue for at least the next several years as we continue to develop milnacipran and seek to acquire or develop additional products for the treatment of Functional Somatic Syndromes, including FMS. Such losses may fluctuate, and the fluctuations may be substantial. The costs to complete our Phase III program are significant, and as such costs are dependent upon many factors, including the number of trial sites, the number of patients, and FDA requirements, we are unable to estimate with certainty the total costs to complete our Phase III program.

         Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at June 30, 2003 are sufficient to fund operations through the end of 2004. Our expected primary cash needs on both a short term and long term basis are for clinical development of milnacipran, working capital and other general corporate purposes. In order to successfully continue to develop milnacipran and acquire or develop additional products for the treatment of Functional Somatic Syndromes, including FMS, we will require additional capital. The amount of capital we require is dependent upon many factors, including the following: the costs associated with the research, development and potential commercialization of milnacipran, the costs of in-licensing drug candidates for the treatment of Functional Somatic Syndromes, the costs and results associated with the clinical trials designed for any new developed and/or acquired product, results of our research and development efforts, the FDA regulatory process, and the costs of commercialization of any future products. Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Although we will seek to raise additional capital through equity or debt financings or through collaborations, we may not be able to raise additional capital through such sources and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we will be required to delay, scale back or eliminate some or all of our planned research and development activities related to the development of milnacipran and any future additional product candidates.

Contractual Obligations and Commercial Commitments

         Our material contractual obligations are as follows:

	Total	Less than 1 year (2003)	1 - 3 years (2004 – 2006)	4 - 5 years (2007 – 2008)	After 5 years (2009 and beyond)

Capital leases, including interest payments	$69,740	$9,510	$57,060	$3,170	$—
Operating leases	727,132	83,490	533,372	110,270	—

Total	$796,872	$93,000	$590,432	$113,440	$—

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

Technology Licenses for Research and Development

         We expense research and development costs as they are incurred pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses. We currently have agreements with Pierre Fabre and Collegium pursuant to which we have made certain payments and are obligated under certain circumstances to make additional payments. In connection with our agreement with Pierre Fabre, we paid upfront fees of $1.5 million and are also obligated to make additional payments based on meeting certain clinical and regulatory milestones, including a payment of $1.0 million in September 2003. The total payments to date of $1.5 million have been expensed pursuant to SFAS No. 2. Additionally, we issued Pierre Fabre 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock in connection with the Restated Pierre Fabre Agreement on May 30, 2003. Pursuant to SFAS No. 2, the additional license consideration in the form of these equity instruments has been expensed as the ultimate commercialization of the related product is uncertain and the technology has no alternative uses. If the drug is commercialized, we will pay Pierre Fabre a transfer price and royalties based on net sales. Additionally, in connection with our agreement with Collegium, the upfront and project management fees paid to Collegium have been expensed pursuant to SFAS No. 2.

Stock-Based Compensation

         We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, as amended by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we ordinarily recognize no compensation expense for stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of grant. The value of options or stock awards issued to non-employees has been determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with selling Goods and Services, and are periodically re-measured as the options vest. We recorded compensation expense of $18,874 and $96,004 for the three months ended June 30, 2003 and 2002, respectively, and compensation expense of $35,764 and $106,987 for the six months ended June 30, 2003 and 2002, respectively, related to options issued to consultants.

         In June 2001, we entered into an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25. Pursuant to FIN 44, the intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the term of the option and amortized over the vesting period. During the three and six months ended June 30, 2003, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during these periods, we recognized compensation expense of $882,956 and $786,458, respectively. However, due to a decline in our stock price during the three and six months ended June 30, 2002, we reversed $775,184 and $784,874, respectively, of the cumulative compensation charge during these periods. In the event our stock price is above $4.33 (closing price on June 30, 2003) on September 30, 2003, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $4.33). Pursuant to the option cancel and re-grant program, the exercise price of certain options held by certain of our employees, including executive officers, and directors were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the program was effected.

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

ITEM 4 – CONTROLS AND PROCEDURES

         (a)   Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures as of a date, or the Evaluation Date, within 90 days before the filing date of this quarterly report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

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

         We are at an early stage of development as a biotechnology company due to a change in focus in 2001 and do not have any commercial products. We have only one product candidate, milnacipran, and we have only completed a Phase II clinical trial for the treatment of FMS. In addition, we currently only have eleven full-time employees. Milnacipran, or any of our future product candidates, will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates fail to be safe and effective in clinical trials, or because we have inadequate financial or other resources to pursue clinical development of the product candidate. We do not expect milnacipran to be marketed for a number of years, if at all. If we are unable to develop any commercial drugs, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

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

               Our strategy for developing, manufacturing and commercializing milnacipran includes entering into a corporate collaboration with a pharmaceutical company to advance the development of milnacipran and reduce our expenditures. We may not be able to enter into such a collaboration agreement on acceptable terms, or at all. If we are not able to establish a collaboration agreement with respect to milnacipran on acceptable terms, or at all, we may have to reduce or delay our future development of milnacipran and/or increase our expenditures and undertake the development activities at our own expense. If we elect to fund our development, we will need to obtain additional capital, which may not be available on acceptable terms or at all.

We need additional capital to commercialize milnacipran.

               We will spend substantial amounts on research, development and commercialization of milnacipran, including amounts spent for clinical supplies and conducting clinical trials on any of our future product candidates and general operations. Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at June 30, 2003 are sufficient to fund operations through the end of 2004. Currently, we do not have committed external sources of funding, and we need to raise additional capital through the sale of equity or debt sources or through collaborations in order to commercialize milnacipran. The amount of capital will depend upon many factors, including some of those set forth in other sections of this quarterly report. Our current expected primary cash needs on both a short term and long term basis are for clinical development of milnacipran, working capital and other general corporate purposes.

               The actual costs of development of milnacipran and any of our future products may exceed our expectations. In addition, it may not be possible to raise additional capital from any source, especially in light of volatile capital market conditions for biotechnology companies. If we are unable to raise additional capital when we need it or on acceptable terms, we may have to significantly delay, scale back or discontinue the development of milnacipran or any of our future programs, clinical trials or other aspects of our operations. We may also have to seek corporate collaborators at an earlier stage than would be desirable to maximize the rights to future product candidates or relinquish license rights to technologies or product candidates on terms that are less favorable to us than might otherwise be available. Our inability to raise additional capital would materially harm our business and stock price.

We rely on third parties to conduct all of our clinical trials.

               We currently have only eleven full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We intend to use the services of Scirex, a contract research organization, to conduct our anticipated Phase III clinical trials with respect to milnacipran. Because we do not conduct these trials, we must rely on the efforts of others and cannot always predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore expect to continue to rely on third parties to conduct all of our future clinical trials.

We rely on our employees and consultants for their scientific and technical expertise in connection with our business operations.

               We currently have only eleven full-time employees and rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. If any of our relationships with our employees and consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.

               We have an employment agreement with our chief executive officer and consulting agreements with various of our scientific advisors. Our agreement with our chief executive officer provides for “at will” employment, which means that he may terminate his services to us at any time. In addition, our scientific advisors may terminate their services to us at any time.

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

               We have incurred substantial losses during our history. For the six months ended June 30, 2003 and the years ended December 31, 2002, 2001 and 2000, we incurred net losses of $9.3 million, $1.0 million, $7.2 million and $8.5 million, respectively. As of June 30, 2003, we had an accumulated deficit of approximately $113.8 million. Our ability to become profitable will depend upon our ability to develop, market and commercialize milnacipran with sufficient sales volumes to achieve profitability, and our ability to develop, market and commercialize any other products. We currently do not have any agreements under which we expect to recognize any revenue in the foreseeable future. Additionally, we do not expect to be profitable in the foreseeable future and may never achieve profitability.

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

               The composition of matter patent for milnacipran expired in June 2002 (U.S. Patent 4,478,836). The patent for the method of synthesis of milnacipran (U.S. Patent 5,034,541) assigned to Pierre Fabre and licensed to us expires December 27, 2009. We have filed two U.S. patents claiming the use of milnacipran to treat FMS and chronic fatigue syndrome. The patent related to FMS issued on August 5, 2003 and will expire November 5, 2021. The patent related to chronic fatigue syndrome, if issued, will also expire November 5, 2021. We have filed patent applications in the United States for various other methods of treatment and formulations. These applications, and corresponding foreign patent applications, are pending. We may also be able to rely on the Hatch-Waxman Act for a period of exclusivity during which generic manufacturers will not be able to manufacture milnacipran. Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology. Recent amendments to the Hatch-Waxman Act have been proposed and it may not apply to us in the future. The patent positions of pharmaceutical companies are uncertain and may involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could result in significant expense to us, including diversion of the resources of management.

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

               Sales of our common stock in September 1991, October 1997, March 2002 and April 2003 caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable. This limitation will allow us to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes. Based upon the limitations of Section 382, we may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any. To the extent not used by us, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire. All unused net operating losses will expire 15 years after any year in which they were generated. Approximately $4.9 million in federal net operating losses expired in 2002 and will continue to expire in 2003. Our California tax loss carryforwards will begin to expire in 2004. As a result of the sale of common stock, ownership changes occurred in 1991, 1997, 2002 and 2003, and the use of net operating loss carryforwards will be limited to a prescribed amount in each successive year.

Issuance of shares in connection with financing transactions, including collaborations, or under stock option plans and outstanding warrants will be dilutive.

               We need additional capital to commercialize milnacipran. As was the case when we issued shares of our common stock and warrants to purchase our common stock on April 3, 2003 and when we issued the 1,000,000 shares of common stock and warrants to purchase 300,000 shares of our common stock to Pierre Fabre on June 6, 2003, if we issue stock in connection with corporate collaborations or raise funds by issuing stock or warrants to purchase our stock, your ownership in our stock will be diluted. In addition, future investors may receive rights that are superior or favorable to your rights. We maintain stock option plans under which employees, directors and consultants may acquire shares of our common stock through the exercise of stock options and other purchase rights. As of June 30, 2003, we also had warrants to purchase 5,916,230 shares of our common stock that are outstanding, with exercise prices ranging from $2.72 to $23.72, and a weighted average exercise price of $3.32. You will incur dilution upon exercise of our outstanding options and warrants, which amounted to 8,613,257 in the aggregate at June 30, 2003.

Our stock price will likely be volatile.

               The market prices of technology companies, particularly biotechnology companies, have been highly volatile. For the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, the high and low closing sales prices for our common stock were $5.57 and $2.20, $4.26 and $1.00 and $8.00 and $0.77, respectively. Our stock price has been and may continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

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

               As of August 1, 2003, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 55% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to effect an entrenchment of management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of our directors, the election of the members of our board of directors, approvals of amendments to our certificate of incorporation or bylaws, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

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

              Not applicable

Item 3 -  Defaults Upon Senior Securities

              Not applicable

Item 4 -  Submission of Matters to a Vote of Security Holders

              Not applicable

Item 5 -  Other Information

              Not applicable

Item 6 -  Exhibits and Reports on Form 8-K

              (a)   Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment filed on March 9, 2001. (2)

3.3	By-Laws, as amended. (3)

4.1	Form of Stock Certificate. (4)

10.1	Second Restated License Agreement dated May 30, 2003 between Cypress and Pierre Fabre Medicament (*).

10.2	Equity Investment Agreement dated June 6, 2003 between Cypress and Pierre Fabre.

10.3	Warrant to Purchase Common Stock of Cypress issued to Pierre Fabre on June 6, 2003.

10.4	Amended and Restated Employment Agreement dated August 11, 2003 between Cypress and Dr. Jay Kranzler.

31.1	Certification pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

31.2	Certification pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

32.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

              (b)   Reports on Form 8-K:

Form 8-K filed on April 7, 2003 announcing the closing of a private financing with certain institutional and other accredited investors.

Form 8-K filed on May 15, 2003 announcing the issuance of a press release disclosing our first quarter 2003 results.

(*)	Confidential treatment has been requested for portions of this agreement.
(1)	Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1996
(2)	Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 2000
(3)	Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1995
(4)	Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS BIOSCIENCE, INC.

Date: August 14, 2003	By:	/s/ JAY D. KRANZLER

Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 14, 2003	By:	/s/ SABRINA MARTUCCI JOHNSON

Chief Financial Officer and Vice President (Principal Financial Officer)