Form 10-Q
period 2003-09-30
CYPRESS BIOSCIENCE INC
filed 2003-11-12
CIK 716054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003,

or

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

Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Indicate by check ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 7, 2003, 22,152,951 shares of Common Stock of the registrant were outstanding.

This filing, without exhibits, contains 29 pages.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CYPRESS BIOSCIENCE, INC.

BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$609,063	$7,235,403
Short-term investments	18,638,833	4,973,980
Prepaid expenses and other current assets	163,958	106,908

Total current assets	19,411,854	12,316,291

Property and equipment, net	84,543	125,072
Other assets	31,462	36,156

Total assets	$19,527,859	$12,477,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$541,092	$215,259
Accrued compensation	72,005	82,912
Accrued liabilities	263,545	324,155
Current portion of long-term obligations	14,115	13,101

Total current liabilities	890,757	635,427

Deferred rent	14,631	5,611
Long-term obligations, net of current portion	40,632	51,344

Stockholders’ equity:
Common stock, $.001 and $.02 par value at September 30, 2003 and December 31, 2002, respectively; 60,000,000 shares of common stock authorized; 19,783,062 and 13,197,226 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	19,783	263,944
Additional paid-in capital	137,768,017	116,238,083
Shareholder receivable	(189,973)	(189,973)
Accumulated other comprehensive income	46,486	8,187
Accumulated deficit	(119,062,474)	(104,535,104)

Total stockholders’ equity	18,581,839	11,785,137

Total liabilities and stockholders’ equity	$19,527,859	$12,477,519

See accompanying notes to financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Revenue from Fresenius agreement (Note 3)	$—	$—	$—	$6,400,000

Costs and expenses:
Research and development (Note 9)	2,781,051	1,237,860	9,733,145	4,101,984
General and administrative	868,359	618,328	2,469,743	2,510,681
Compensation expense (benefit) – variable stock options (A) (Note 8)	1,616,342	—	2,402,800	(784,874)

Total costs and expenses	5,265,752	1,856,188	14,605,688	5,827,791

Other income (expense):
Interest and other income, net	34,360	59,321	84,768	157,405
Interest expense	(2,666)	(2,926)	(6,450)	(30,619)

	31,694	56,395	78,318	126,786

Net income (loss)	$(5,234,058)	$(1,799,793)	$(14,527,370)	$698,995

Net income (loss) per share – basic	$(0.28)	$(0.14)	$(0.88)	$0.06

Shares used in computing net income (loss) per share – basic	18,946,581	13,181,887	16,566,699	11,004,525

Net income (loss) per share – diluted	$(0.28)	$(0.14)	$(0.88)	$0.06

Shares used in computing net income (loss) per share – diluted	18,946,581	13,181,887	16,566,699	11,144,824

(A) Compensation expense (benefit) – variable stock options includes the following related expenses:
Research and development	$175,597	$—	$261,037	$(84,916)
General and administrative	1,440,745	—	2,141,763	(699,958)

	$1,616,342	$—	$2,402,800	$(784,874)

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net income (loss)	$(14,527,370)	$698,995
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	45,425	60,087
(Gain)/loss on sale and disposal of property and equipment	(4,931)	3,352
Stock and stock options issued for services	91,275	97,617
Stock and warrants issued in connection with restated license agreement	5,021,000	—
Stock compensation on variable employee options	2,402,800	(784,874)
Amortization of deferred revenue agreement	—	(6,400,000)
Changes in operating assets and liabilities, net	210,980	(1,078,765)

Net cash used in operating activities	(6,760,821)	(7,403,588)

Investing Activities
Release of restricted cash	—	605,240
Purchases of short-term investments	(13,626,554)	—
Purchases of property and equipment	(5,465)	(5,484)
Proceeds from sale of property and equipment	5,500	—

Net cash provided by (used in) investing activities	(13,626,519)	599,756

Financing Activities
Proceeds from exercise of stock options and warrants	4,255,524	—
Proceeds from private placement of common stock and warrants	9,508,302	15,322,004
Proceeds from issuance of warrants	6,872	6,871
Payment of notes payable	—	(555,630)
Payment of capital lease obligations	(9,698)	(7,477)
Cash used to repurchase common stock	—	(625)

Net cash provided by financing activities	13,761,000	14,765,143

Increase (decrease) in cash and cash equivalents	(6,626,340)	7,961,311
Cash and cash equivalents at beginning of period	7,235,403	5,867,083

Cash and cash equivalents at end of period	$609,063	$13,828,394

Supplemental disclosure of cash flow information
Equipment acquired under capital leases	$—	$75,000

Interest paid	$6,450	$23,627

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Business

We are committed to being the innovator and commercial leader in providing products for the treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders. Our goal is to be the first to market a product approved in the United States for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. Our business strategy is focused on combining novel technology and clinical development of well-characterized drugs that we believe offer strong potential to help patients with Functional Somatic Syndromes. We in-licensed our first candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre. We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS. The Phase II trial was completed in the fall of 2002, and the final results were announced in the first quarter of 2003. We successfully reached resolution of clinical trial design issues with the U.S. Food and Drug Administration, or FDA, and at the end of October 2003, we announced that we began initiating our Phase III clinical trials evaluating the use of milnacipran as a potential treatment for FMS.

2. Basis of Presentation

The accompanying financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and the related footnotes included in our 2002 Annual Report on Form 10-K/A filed with the SEC on July 17, 2003.

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

In light of lower sales than we and Fresenius anticipated, we and Fresenius determined to implement a different set of economic terms. As a result, the agreement was further restructured on February 1, 2002, referred to as the Second Restructured Agreement. Under the Second Restructured Agreement, we agreed the $8.0 million upfront payment would cover all sales of the PROSORBA column in the initial seven-year period commencing January 2001 and that the payment was non-refundable under any circumstances. We are not entitled to any additional royalty payments during the initial seven-year period of the agreement. In addition, whereas under the First Restructured Agreement, we were entitled to certain royalty payments on sales of the PROSORBA column after January 2006, pursuant to the terms of the Second Restructured Agreement, a contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units. Such payment, if any, will be due on January 30, 2008 and is non-refundable. Prior to these modifications, we had accounted for the initial $8.0 million payment as deferred revenue, and had amortized this amount on a straight-line basis over five years, at the rate of $400,000 per quarter. As a result of these modifications, we recognized the remaining deferred revenue, which amounted to $6.4 million at December 31, 2001, as revenue in the first quarter of 2002.

4. Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method. We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 3,843,907 and 1,796 for the three months ended September 30, 2003 and 2002, respectively, and 1,790,105 for the nine months ended September 30, 2003.

The following table presents the computation of basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding – shares used in calculating per share amounts – basic	18,946,581	13,181,887	16,566,699	11,004,525
Effect of dilutive common share equivalents – stock options and warrants outstanding	—	—	—	140,299

Shares used in calculating per share amounts - diluted	18,946,581	13,181,887	16,566,699	11,144,824

5. Comprehensive Income (Loss)

We present unrealized gains and losses on our short-term investments, classified as “available-for-sale”, in our statement of stockholders’ equity and comprehensive income (loss) on an annual basis and in a footnote in our quarterly reports. During the three and nine months ended September 30, 2003, total comprehensive income (loss) was $(5,231,082) and $(14,489,071), respectively. Other comprehensive income or loss consists of unrealized gains or losses on our short-term investments, which are comprised of securities of the U.S. government or its agencies or instrumentalities, and included an unrealized gain of $2,976 and $38,299 during the three and nine months ended September 30, 2003, respectively. During the three and nine months ended September 30, 2002, we did not have any short-term investments, only cash and cash equivalents.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(5,234,058)	$(1,799,793)	$(14,527,370)	$698,995
Add: Stock-based employee compensation expense (benefit) included in reported net income (loss)	1,616,342	—	2,402,800	(784,874)
Deduct: Total stock-based employee compensation expense determined under fair value based methods	(1,887,559)	(435,435)	(3,456,564)	(521,431)

Pro forma net loss	$(5,505,275)	$(2,235,228)	$(15,581,134)	$(607,310)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) per share:
Basic – as reported	$(0.28)	$(0.14)	$(0.88)	$0.06
Basic – pro forma	$(0.29)	$(0.17)	$(0.94)	$(0.06)
Diluted – as reported	$(0.28)	$(0.14)	$(0.88)	$0.06
Diluted – pro forma	$(0.29)	$(0.17)	$(0.94)	$(0.06)

7. Long -Term Obligation

The long-term obligation consists of capital leases for office equipment purchased in March 2002. The lease expires in February 2007. Minimum lease payments over the lease term at September 30, 2003 totaled $64,985, including interest of $10,238.

8. Stockholder’s Equity

Amendment to Amended and Restated Certificate of Incorporation

On September 22, 2003, we filed our second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware whereby the par value of our common stock was reduced from $0.02 to $0.001. Our common stock and additional paid-in capital have been adjusted to reflect this change in par value.

Private Placement of Our Common Stock and Warrants to Purchase Common Stock

On April 3, 2003, we completed a private placement of 4,029,342 shares of common stock and warrants to purchase 1,007,333 shares of common stock for total gross proceeds of $10.3 million. The purchase price of each security, which is the combination of one share of common stock and a warrant to purchase 25% of one share of our common stock, was priced at the market value of $2.56. Each warrant has an exercise price equal to $3.84 and expires in April 2008. In addition, in connection with the private placement, we issued warrants to purchase 380,908 shares of common stock to various placement agents. These warrants have an exercise price of $2.82 and expire in April 2008. One of the placement agents in the financing, who received warrants to purchase 283,301 shares of common stock and cash commission of $508,000, is affiliated with a stockholder of the Company.

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

As a result of the program, we granted options to purchase 618,738 shares of our common stock. In accordance with FIN 44, the shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period. During the three and nine months ended September 30, 2003, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during these periods, we recognized compensation expense of $1,616,342 and $2,402,800, respectively. Previously, due to a decline in our stock price during the three and nine months ended September 30, 2002, we recorded $0 (as of June 30, 2002, the cumulative compensation charge was completely offset) and reversed $784,874, respectively, of the cumulative compensation charge that had been recognized in 2001.

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

The restated license agreement provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. We paid Pierre Fabre $1.5 million upon execution of the original license agreement and a $1.0 million milestone payment in September 2003. Additional payments of up to $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. If any product is commercialized under the agreement, Pierre Fabre will have the exclusive right to manufacture the active ingredients used in the commercial product for a specified time period (subject to compliance with certain provisions in the agreement), and we will pay Pierre Fabre a transfer price for each product manufactured and royalties based on net sales. Additionally, if we grant a sub-license to a third party, we will pay Pierre Fabre a royalty on all sub-licensee payments. Pierre Fabre retains the right to sell products in indications developed by us outside the United States and Canada and will pay us a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by us. The agreement is effective until the later of the expiration of the last-to-expire of certain patents held by Pierre Fabre relating to milnacipran or ten years after the first commercial sale of a licensed product, unless terminated earlier. Each party has the right to terminate the agreement upon 90 days prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if such breach is not cured within 90 days following such written notice. Additionally, Pierre Fabre has the right to terminate the agreement upon 90 days prior notice to us if we take certain actions or if we fail to achieve certain minimum sales.

10. Subsequent Events

Call for Redemption of Outstanding Warrants

On October 1, 2003, we called for redemption of the outstanding warrants to purchase common stock of the Company issued in connection with our private placement in March 2002. As of October 1, 2003, there were warrants to purchase 2,167,962 shares of common stock outstanding at an exercise price of $3.09 that had been issued in connection with the private placement in March 2002. Pursuant to the terms of the warrant agreements, we had the right to call for redemption the warrants if the closing price of our common stock exceeded 200% of the warrant purchase price for 20 consecutive trading days, or $6.18, which occurred on September 26, 2003. All outstanding warrants from the private placement in March 2002 were exercised prior to the redemption date of October 20, 2003 resulting in gross proceeds to the Company of $6.7 million.

Shelf Registration

On October 31, 2003, we filed a Form S-3 with the SEC to issue and sell up to a total dollar amount of $60 million of our common stock to the public in a registered offering or offerings.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Our actual results could differ materially from those discussed below and elsewhere in this 10-Q including “Risk Factors”. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section, as well as other sections of this 10-Q, including “Risk Factors” and those discussed in our report on Form 10-K/A for the year ended December 31, 2002.

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

We in-licensed our first candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre. The original license agreement covered FMS and other related chronic pain syndromes. We amended this license agreement on May 30, 2003 in the form of the second restated license agreement, or the Restated Pierre Fabre Agreement, which provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. We commenced a Phase II clinical trial in the first quarter of 2002 to evaluate milnacipran in the treatment of FMS. The Phase II trial was completed in the fall of 2002, and the final results were announced in the first quarter of 2003. We successfully reached resolution of clinical trial design issues with the U.S. Food and Drug Administration, or FDA, and in October 2003, we began initiating our Phase III clinical trials evaluating the use of milnacipran as a potential treatment for FMS. Currently, we do not have any products that have been approved by the FDA, and we have not received any commercial revenues since we changed our business focus in 2001. We intend to seek a partner to assist in the development, manufacturing, commercialization and marketing of milnacipran. In August 2002, we entered into a Reformulation and New Product Agreement with Collegium Pharmaceutical, Inc. pursuant to which Collegium is attempting to develop reformulations of milnacipran and new products that are analogs of milnacipran. In addition, we have in the past evaluated various possible strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives that we believe may enhance stockholder value. We expect to continue to do so in the future.

As of September 30, 2003, we had working capital of approximately $18.5 million and an accumulated deficit of approximately $119.1 million. Our future success depends on our ability to develop and market milnacipran for FMS and any new products for the treatment of Functional Somatic Syndromes, such as FMS, and other related chronic pain and central nervous system disorders.

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

Comparison of Three Months Ended September 30, 2003 and 2002

Revenue

We had no revenue for the three months ended September 30, 2003 and 2002, and we currently do not have any agreements pursuant to which we expect to receive any revenue in the foreseeable future. As a result of the modification to our agreement with Fresenius reflected in the Second Restructured Agreement, we will not recognize additional revenue, if any, under our agreement with Fresenius until at the earliest, January 30, 2008, when we may receive a one-time payment of $1.0 million, $2.0 million or no payment at all.

Research and Development

Research and development expenses for the three months ended September 30, 2003 were $2.8 million compared to $1.2 million for the three months ended September 30, 2002. The increase in research and development expenses is primarily attributable to a $1.0 million milestone payment due and paid to Pierre Fabre in September 2003, costs incurred during the third quarter of 2003 of approximately $0.9 million in connection with the preparation for our Phase III trials for milnacipran, including expenses for clinical research organization and trial consultants, and drug supply costs of approximately $0.2 million for the Phase III trials. The increase in research and development expenses was partially offset by costs incurred during the third quarter of 2002 of approximately $0.6 million related to the Phase II clinical trial. Because all costs associated with the Phase II trial were substantially completed by the first quarter of 2003, there were no expenses for the Phase II trial in the third quarter of 2003.

General and Administrative

General and administrative expenses for the three months ended September 30, 2003 were $868,000 compared to $618,000 for the three months ended September 30, 2002. The increase in general and administrative expenses is primarily due to increased legal, consulting and travel costs incurred during the third quarter of 2003 related to business development activities and costs incurred in connection with our annual meeting of stockholders, which was held during the third quarter this year.

Compensation Expense – Variable Stock Options

Compensation expense for the three months ended September 30, 2003 was $1.6 million compared to $0 for the three months ended September 30, 2002. In June 2001, we entered into an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25. During the three months ended September 30, 2003, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during the period (the closing price on September 30, 2003 was $7.68), we recognized compensation expense of $1.6 million, consisting of approximately $0.2 million related to research and development expenses and approximately $1.4 million related to general and administrative expenses. However, due to a complete offset as of June 30, 2002 for the cumulative compensation charge and the continued decline in our stock price during the third quarter of 2002, we did not record any compensation charge during the three months ended September 30, 2002. In the event our stock price is above $7.68 on December 31, 2003, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $7.68).

Interest Income

Interest and other income, net, for the three months ended September 30, 2003 was $34,000 compared to $59,000 for the three months ended September 30, 2002. The decrease in interest and other income for the third quarter of 2003 is primarily due to a change in the composition of our cash and cash equivalents balance and lower rates offered for our cash investments. During the third quarter of 2003, a portion of our cash balance was invested in short-term investments classified as “available-for-sale” whereby unrealized gains or losses are recorded as a component of stockholders’ equity compared to the corresponding period in 2002 during which our cash balance was invested in money market accounts.

Comparison of Nine Months Ended September 30, 2003 and 2002

Revenue

We had no revenue for the nine months ended September 30, 2003 compared to revenue of $6.4 million for the nine months ended September 30, 2002. We currently do not have any agreements pursuant to which we expect to receive any revenue in the foreseeable future. Pursuant to the Second Restructured Agreement with Fresenius, the agreement was modified to clarify that the $8.0 million upfront fee received under the First Restructured Agreement was not refundable under any circumstances and therefore, the entire $6.4 million of remaining deferred revenue as of December 31, 2001 was recognized as revenue in the first quarter of 2002.

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

Research and Development

Research and development expenses for the nine months ended September 30, 2003 were $9.7 million compared to $4.1 million for the nine months ended September 30, 2002. The increase in research and development expenses is primarily attributable to the non-cash charge in the amount of $5.0 million recognized during the second quarter of 2003 in connection with the issuance of 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock to Pierre Fabre under the Restated Pierre Fabre Agreement, a $1.0 million milestone payment due and paid to Pierre Fabre in September 2003, costs incurred during the third quarter of 2003 of approximately $0.9 million in connection with the preparation for our Phase III trials for milnacipran, including expenses for clinical research organization and trial consultants and increased costs incurred during the current year under our agreement with Collegium. The increase in research and development expenses was partially offset by costs incurred during the nine months ended September 30, 2002 of approximately $2.0 million related to the Phase II clinical trial for milnacipran compared to corresponding costs of $0.4 million during 2003 as all costs associated with the Phase II trial were substantially completed by the first quarter of 2003.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2003 were $2.5 million compared to $2.5 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we incurred increased legal, consulting and travel costs related to business development activities compared to the corresponding prior year period. However, these increased costs during the current year were offset by costs incurred during the nine months ended September 30, 2002 related to the implementation of a database for our physician and patient registries focused on patients with FMS and physicians that treat patients with FMS. The initial set-up costs related to our database were not incurred during 2003.

Compensation Expense – Variable Stock Options

In connection with the option cancel and re-grant program implemented in June 2001, which resulted in variable accounting for the newly issued options under FIN 44, we recognized compensation expense for the nine months ended September 30, 2003 in the amount of $2.4 million compared to a compensation benefit of $0.8 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during the period (the closing price on September 30, 2003 was $7.68), we recognized compensation expense of $2.4 million, consisting of approximately $0.3 million related to research and development expenses and approximately $2.1 million related to general and administrative expenses. Alternatively, we reversed $0.8 million of the cumulative compensation charge, consisting of approximately $0.1 million related to research and development expenses and approximately $0.7 million related to general and administrative expenses, during the corresponding period in 2002 due to a decline in our stock price during that period. In the event our stock price is above $7.68 on December 31, 2003, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $7.68).

Interest Income

Interest and other income, net, for the nine months ended September 30, 2003 was $85,000 compared to $157,000 for the nine months ended September 30, 2002. The decrease in interest and other income for the nine months ended September 30, 2003 is primarily due to a change in the composition of our cash and cash equivalents balance and lower rates offered for our cash investments. During the nine months ended September 30, 2003, a portion of our cash balance was invested in short-term investments classified as “available-for-sale” whereby unrealized gains or losses are recorded as a component of stockholders’ equity compared to the corresponding period in 2002 during which our cash balance was invested in money market accounts.

Interest Expense

Interest expense for the nine months ended September 30, 2003 was $6,000 compared to $31,000 for the nine months ended September 30, 2002. The decrease in interest expense during the nine months ended September 30, 2003 compared to the corresponding prior year period was primarily due to lower outstanding debt.

Liquidity and Capital Resources

At September 30, 2003, we had cash and cash equivalents of $0.6 million and short-term investments of $18.6 million for total of $19.2 million compared to cash and cash equivalents of $7.2 million and short-term investments of $5.0 million for a total of $12.2 million at December 31, 2002. The net increase in cash and cash equivalents and short-term investments was due to net proceeds of approximately $9.5 million from the private placement of our common stock and warrants to purchase our common stock completed in April 2003 and proceeds of approximately $4.3 million from the exercise of stock options and warrants during the first nine months of 2003, offset by cash used in operations of $6.8 million for the nine months ended September 30, 2003. Working capital at September 30, 2003 totaled $18.5 million compared to $11.7 million at December 31, 2002.

On August 1, 2001, we entered into a license agreement and a trademark agreement with Pierre Fabre. The license agreement was amended and restated on November 13, 2001 and again on May 30, 2003. The Restated Pierre Fabre Agreement provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for the treatment of all indications in the United States and Canada. We have paid Pierre Fabre a total of $2.5 million, including upfront payments of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003. Additional payments to Pierre Fabre of up to a total of $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. If the product is commercialized, Pierre Fabre will have the exclusive right to manufacture the active ingredients used in the commercial product for a specified time period (subject to compliance with certain provisions in the agreement), and we will pay Pierre Fabre a transfer price for each product manufactured and royalties based on net sales. Pierre Fabre retains the right to sell products developed by us outside the United States and Canada and will pay us a royalty based on net sales for such rights.

In August 2002, we entered into a Reformulation and New Product Agreement with Collegium Pharmaceutical, Inc. pursuant to which Collegium is attempting to develop reformulations of milnacipran and new products that are analogs of milnacipran. We paid Collegium an upfront payment of $150,000. Additionally, we paid a project management fee of $250,000 to Collegium, and we agreed to pay their out-of-pocket expenses. We estimate that we currently have additional obligations to Collegium under this agreement of approximately $60,000, exclusive of milestone and royalty obligations and out-of-pocket expenses. During a specified time period during the agreement, in the event we exercise our option to acquire an exclusive license to technology developed under this agreement, we would be obligated to pay Collegium certain milestone payments, which amount to $5.4 million in the aggregate, as well as potential royalty payments based on the net sales of reformulated or new products. Additionally, in October 2002, we entered into a Common Stock Issuance Agreement with Collegium, pursuant to which Collegium may elect to be issued shares of our common stock, subject to certain conditions, in lieu of cash, for milestone payments.

As of September 30, 2003, we had an accumulated deficit of approximately $119.1 million. Our current expected primary cash needs on both a short term and long term basis are for the clinical development of milnacipran and potential future products, working capital and other general corporate purposes. In addition to the amounts required to fund our Phase III clinical trials and any amounts payable under our agreements with Collegium and Pierre Fabre, we estimate that based on our current business plan, we will require between $1.0 million and $1.25 million to fund our operations for the fourth quarter of 2003. We expect the current trend of net losses to continue for at least the next several years as we continue to develop milnacipran and seek to acquire or develop additional products for the treatment of Functional Somatic Syndromes, including FMS. Such losses may fluctuate, and the fluctuations may be substantial. The costs to complete our Phase III program are significant, and such costs are dependent upon many factors, including whether we are able to find a partner to help fund the development of milnacipran and if we are able to do so, the timing of entering into an agreement with such third party, and also the number of trial sites, the number of patients and timing of patient recruitment and FDA requirements. Due to these and other variables, we are unable to estimate with certainty the total costs to complete our Phase III program.

Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at September 30, 2003, as well as the proceeds received in October 2003 in connection with our call for the redemption of outstanding warrants remaining from our private placement in March 2002, are sufficient to fund operations through the end of 2004. Our expected primary cash needs on both a short term and long term basis are for clinical development of milnacipran and potential future products, working capital and other general corporate purposes. In order to successfully continue to develop milnacipran and acquire or develop additional products for the treatment of Functional Somatic Syndromes, including FMS, we will require additional capital. The amount of capital we require is dependent upon many factors, including the following: the costs associated with the research, development and potential commercialization of milnacipran, whether and when we find a partner for the development of milnacipran, the costs of in-licensing drug candidates for the treatment of Functional Somatic Syndromes, the costs and results associated with the clinical trials designed for any new developed and/or acquired product, results of our research and development efforts, the FDA regulatory process, and the costs of commercialization of any future products. Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, including when or whether we will be able to partner milnacipran, we are unable to estimate with certainty our mid to long-term capital needs. Although we will seek to raise additional capital through equity financings, including the use of the shelf registration statement that we filed with the SEC on October 31, 2003, registering a total dollar amount of $60 million of our common stock, or through collaborations, we may not be able to raise additional capital through such sources and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we may be required to delay, scale back or eliminate some or all of our planned research and development activities related to the development of milnacipran and any future additional product candidates.

Contractual Obligations and Commercial Commitments

Our material contractual obligations are as follows:

	Total	Less than 1 year (2003)	1 - 3 years (2004 – 2006)	4 – 5 years (2007 – 2008)	After 5 years (2009 and beyond)
Capital leases, including interest payments	$64,985	$4,755	$57,060	$3,170	$—
Operating leases	685,657	42,015	533,372	110,270	—

Total	$750,642	$46,770	$590,432	$113,440	$—

Other commercial commitments include certain potential milestone and royalty payments to Pierre Fabre and Collegium discussed in the “Liquidity and Capital Resources” section.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, technology licenses for research and development, stock-based compensation and deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are some of the more critical accounting policies that affect the significant judgments and estimates used in the preparation of our financial statements (also see the notes to our financial statements included on our report on Form 10-K/A for the year ended December 31, 2002).

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenue is deferred for fees received before earned.

Under the terms of the First Restructured Agreement with Fresenius, we received $8.0 million in January 2001 in exchange for granting a license to Fresenius, which was royalty-free for the first 10,000 units of sales for each of the first five years, and a royalty of $200 per unit on sales exceeding 10,000 units in any year. We were entitled to receive royalties on all unit sales after the fifth year. We originally deferred the recognition of this payment over the initial prepaid period of five years. In February 2002, we and Fresenius amended certain provisions of the license agreement in the form of the Second Restructured Agreement. Under the Second Restructured Agreement, the initial $8.0 million payment received in January 2001 was made non-refundable under any circumstances. The Second Restructured Agreement also eliminated the payment of royalties on PROSORBA column sales in excess of 10,000 units in the first five years of the agreement and eliminated all royalties on PROSORBA column sales beyond five years. A contingent non-refundable payment is due to us on January 30, 2008 in the amount of $1.0 million if sales during the first seven years exceed 35,000 units, and $2.0 million if they exceed 50,000 units. We will not receive any payment if the sales are less than 35,000 units. As a result of this amendment, we recognized the remaining deferred revenue, which amounted to $6.4 million as of December 31, 2001, as revenue during the first quarter of 2002.

Technology Licenses for Research and Development

We expense research and development costs as they are incurred pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses. In connection with our agreement with Pierre Fabre, we paid upfront fees of $1.5 million and a $1.0 million milestone payment in September 2003 and are also obligated to make additional payments based on meeting certain clinical and regulatory milestones. The total payments to date of $2.5 million have been expensed pursuant to SFAS No. 2. Additionally, we issued Pierre Fabre 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock in connection with the Restated Pierre Fabre Agreement. Pursuant to SFAS No. 2, the additional license consideration in the form of these equity instruments has been expensed as the ultimate commercialization of the related product is uncertain and the technology has no alternative uses. If the drug is commercialized, we will pay Pierre Fabre a transfer price for each product manufactured and royalties based on net sales. Additionally, in connection with our agreement with Collegium, the upfront and project management fees of $400,000 paid to Collegium have been expensed pursuant to SFAS No. 2, as well as the other direct costs incurred in connection with the agreement.

Stock-Based Compensation

We grant stock options for a fixed number of shares to employees in accordance with APB 25, Accounting for Stock Issued to Employees, as amended by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we ordinarily recognize no compensation expense for stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of grant. The value of options or stock awards issued to non-employees has been determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with selling Goods and Services, and are periodically re-measured as the options vest. We recorded compensation expense of $25,078 and $18,972 for the three months ended September 30, 2003 and 2002, respectively, and compensation expense of $60,842 and $125,959 for the nine months ended September 30, 2003 and 2002, respectively, related to options issued to consultants.

In June 2001, we entered into an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under FIN 44, Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25. Pursuant to FIN 44, the intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the term of the option and amortized over the vesting period. During the three and nine months ended September 30, 2003, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during these periods, we recognized compensation expense of $1,616,342 and $2,402,800, respectively. However, due to a decline in our stock price during the three and nine months ended September 30, 2002, we recorded $0 (as of June 30, 2002, the cumulative compensation charge was completely offset) and reversed $784,874, respectively, of the cumulative compensation charge that had been recognized in 2001. In the event our stock price is above $7.68 (closing price on September 30, 2003) on December 31, 2003, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $7.68). Pursuant to the option cancel and re-grant program, the exercise price of certain options held by certain of our employees, including executive officers, and directors were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the program was effected.

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have a history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future taxable income within the next two years in order to realize the benefit of the deferred tax assets. We have recorded a full valuation against our deferred tax assets based on our history of losses and anticipated future losses. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to our effective tax rate.

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

ITEM 4 – DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, or the Evaluation Date. Based on that evaluation, our chief executive officer and our chief financial officer concluded that as of the date of such evaluation, our disclosure controls and procedures were effective as of the Evaluation Date.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Risk Factors

We are at an early stage of development and we do not have and may never develop any commercial drugs or other products that generate revenues.

We are at an early stage of development as a biotechnology company and do not have any commercial products. We have only one product candidate, milnacipran, and we have only recently initiated Phase III clinical trials for the treatment of FMS. In addition, we currently only have twelve full-time employees. Milnacipran, or any our future product candidates we may acquire or develop, will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates fail to be safe and effective in clinical trials, or because we have inadequate financial or other resources to pursue clinical development of the product candidate. We do not expect to be able to market milnacipran for a number of years, if at all. If we are unable to develop milnacipran or any other commercial drugs, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

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

Milnacipran is in the early stages of development, we only recently commenced our Phase III clinical trials, and even if our Phase III clinical trials or any future clinical trials are successful, we may not receive required regulatory clearance from the FDA or any other regulatory body to commercially market and sell milnacipran, or the clearance may take longer than we anticipate. The regulatory clearance process typically takes many years and is extremely expensive and uncertain. If we fail to obtain regulatory clearance for milnacipran or future product candidates, we will be unable to market and sell any products and therefore may never be profitable.

As part of the regulatory clearance process, we must conduct, at our own expense, preclinical research and clinical trials for each product candidate to demonstrate its safety and efficacy. The number of preclinical studies and clinical trials that will be required varies depending on the product, the disease or condition that the product is in development for and regulations applicable to any particular product. The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable standards. The FDA can delay, limit or decline to grant approval for many reasons, including:

•	a product candidate may not be safe or effective;

•	FDA officials may interpret data from preclinical testing and clinical trials in different ways than we interpret such data;

•	the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of any future collaborators or contract manufacturers; and

•	the FDA may change its approval policies or adopt new regulations.

The FDA also may approve a product candidate for fewer indications than requested or may condition approval on the performance of post-marketing studies for a product candidate. Even if we receive FDA and other regulatory approvals, milnacipran or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, any marketed product and its manufacturer continue to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. The process of obtaining approvals in foreign countries is subject to delay and failure for the same reasons indicated above.

If we do not find a collaborator for milnacipran, we may have to reduce or delay our clinical development of milnacipran and/or increase our expenditures.

Our strategy for developing, manufacturing and commercializing milnacipran includes entering into a corporate collaboration with a pharmaceutical company to advance the development of milnacipran and reduce our expenditures. We may not be able to enter into such a collaboration agreement. If we are not able to enter into a collaboration with respect to milnacipran on our anticipated time frame, or at all, we may have to reduce or delay our future development of milnacipran and/or increase our expenditures and undertake the development activities at our own expense. If we elect to fund our development of milnacipran, we will need to obtain substantial additional capital, which may not be available on acceptable terms or at all.

We need additional capital to commercialize milnacipran.

We may spend substantial amounts on research, development and commercialization of milnacipran, including amounts spent for clinical supplies and conducting clinical trials and on any of our future product candidates, as well as on general operations. Based on our current business plan, we believe our cash and cash equivalents and short-term investments balance at September 30, 2003, as well as the proceeds received in October 2003 in connection with our call for the redemption of outstanding warrants remaining from our private placement in March 2002, are sufficient to fund operations through the end of 2004. We do not have committed external sources of funding, and we need to raise additional capital through the sale of equity or debt or through collaborations in order to commercialize milnacipran. The amount of capital will depend upon many factors, including some of those set forth in other sections of this registration statement. Our current expected primary cash needs on both a short term and long term basis are for clinical development of milnacipran and potential future products, working capital and other general corporate purposes.

The actual costs of development of milnacipran and any future products may exceed our expectations. In addition, it may not be possible to raise additional capital from any source, especially if capital market conditions for biotechnology companies are unfavorable. If we are unable to raise additional capital when we need it or on acceptable terms, we may have to significantly delay, scale back or discontinue the development of milnacipran or any of our future programs, clinical trials or other aspects of our operations. Our inability to raise additional capital would materially harm our business and stock price.

We rely on third parties to conduct all of our clinical trials.

We currently have only twelve full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We are using the services of Scirex, a contract research organization, to conduct our Phase III clinical trials with respect to milnacipran. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials.

We rely on Pierre Fabre as our exclusive supplier of milnacipran.

Pursuant to our agreement with Pierre Fabre, if any product is commercialized under the agreement, Pierre Fabre will have the exclusive right to manufacture the active ingredient used in the commercial product, and we will pay Pierre Fabre a transfer price for each product manufactured and royalties based on net sales. We cannot assure you that Pierre Fabre will be able to supply the quantities of the active ingredient of milnacipran that we request. If Pierre Fabre fails or is unable to provide the quantities that we request, we could experience a material adverse effect on our business, financial condition and results of operations.

We rely on our employees and consultants for their scientific and technical expertise in connection with our business operations.

We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.

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

We currently have virtually no ability to directly sell, market or distribute any product we may develop. To directly market and distribute any product we may develop, we may obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force. Alternatively, we may build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms or establish sales, marketing and distribution capabilities of our own. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

We have a history of operating losses and we may never be profitable.

We have incurred substantial losses during our history. For the nine months ended September 30, 2003 and the years ended December 31, 2002, 2001 and 2000, we incurred net losses of $14.5 million, $1.0 million, $7.2 million and $8.5 million, respectively. As of September 30, 2003, we had an accumulated deficit of approximately $119.1 million. Our ability to become profitable will depend upon our ability to develop, market and commercialize milnacipran with sufficient sales volumes to achieve profitability, and our ability to develop, market and commercialize any other products. We currently do not have any agreements under which we expect to recognize any revenue in the foreseeable future. Additionally, we do not expect to be profitable in the foreseeable future and may never achieve profitability.

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

The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS. In particular, Pfizer, Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS. In addition, Eli Lilly, Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, duloxetine, as a treatment for FMS. It is possible that our competitors will develop and market products that are less expensive and more effective than our future products or that will render our products obsolete. We are aware that other companies are attempting to develop products to treat FMS, and one or more of our competitors may commercialize and market a product for the treatment of FMS before we do. We also expect that, in the treatment of Functional Somatic Syndromes, competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial resources, technical expertise, research capabilities and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

The composition of matter patent for milnacipran (U.S. Patent 4,478,836) expired in June 2002. The patent for the method of synthesis of milnacipran (U.S. Patent 5,034,541) assigned to Pierre Fabre and licensed to us expires December 27, 2009. We have filed two U.S. patents claiming the use of milnacipran to treat chronic fatigue syndrome and FMS. These patents (U.S. Patent No. 6,635,675 and U.S. Patent No. 6,602,911 respectively) have issued and will both expire November 5, 2021. We have filed patent applications in the United States for various other methods of treatment and formulations. These applications, and corresponding foreign patent applications, are pending. We may also be able to rely on the Hatch-Waxman Act for a period of exclusivity during which generic manufacturers will not be able to manufacture milnacipran.

Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology. Recent amendments to the Hatch-Waxman Act have been proposed that would narrow the scope of the Act and permit generic drugs to compete with our drug. The patent positions of pharmaceutical companies are uncertain and may involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could result in significant expense to us, including diversion of the resources of management.

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

We need additional capital to commercialize milnacipran. As was the case when we issued shares of our common stock and warrants to purchase our common stock on April 3, 2003, when we issued the 1,000,000 shares of common stock and warrants to purchase 300,000 shares of our common stock to Pierre Fabre on June 6, 2003 and when we called for redemption on October 1, 2003 the outstanding warrants to purchase shares of our common stock remaining from the private placement in March 2002, if we issue stock in connection with corporate collaborations or raise funds by issuing stock or warrants to purchase our stock, your ownership in our stock will be diluted. In addition, future investors may receive rights that are superior or favorable to your rights. We maintain stock option plans under which employees, directors and consultants may acquire shares of our common stock through the exercise of stock options and other purchase rights. As of September 30, 2003, we also had warrants to purchase 4,473,893 shares of our common stock that are outstanding with exercise prices ranging from $2.72 to $23.72, and a weighted-average exercise price of $3.42. You will incur dilution upon exercise of our outstanding options and warrants, which amounted to 7,788,276 in the aggregate at September 30, 2003.

Our stock price will likely be volatile.

The market prices of technology companies, particularly biotechnology companies, have been highly volatile. For the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, the high and low closing sales prices for our common stock were $8.66 and $2.20, $4.26 and $1.00, and $8.00 and $0.77, respectively. Our stock price has been and may continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

•	the results of clinical trials for milnacipran

•	developments in our relationship with Pierre Fabre

•	our entering into, or failing to enter into, agreements with any future corporate collaborators

•	our available cash

•	announcements of technological innovations or new products by us or our competitors

•	developments in patent or other proprietary rights

•	fluctuations in our operating results

•	litigation initiated by or against us

•	developments in domestic and international governmental policy or regulation

•	economic and other external factors or other disaster or crisis

The concentration of ownership among our existing officers, directors and principal stockholders may result in the entrenchment of management, prevent other stockholders from influencing significant corporate decisions and depress our stock price.

As of November 1, 2003, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 40% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to effect an entrenchment of management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of our directors, the election of the members of our board of directors, approvals of amendments to our certificate of incorporation or bylaws, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

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

Not applicable

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders, or the Annual Meeting, of the Company was held on September 17, 2003, after being duly adjourned on September 15, 2003. The Company had 18,787,975 shares of common stock outstanding and entitled to vote as of August 4, 2003, the date of record of the meeting. At the meeting, holders of a total of 17,377,862 shares of common stock were present in person or represented by proxy. The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:

(1) For the elections of the nominee directors that will hold office until the annual meeting of stockholders in 2006:

	For	Withheld Authority or Against
Martin B. Keller	17,327,866	49,996
Jay D. Kranzler	17,327,845	50,017

The Company’s Board of Directors is comprised of the individuals elected this year and the following directors for completing the following terms: Jack Vaughn and Samuel Anderson whose terms expire in 2004 and Lawrence Kessel and Charles Nemeroff whose terms expire in 2005.

(2) To approve the amendment and restatement of our Amended and Restated Certificate of Incorporation, as amended, and our Amended and Restated Bylaws.

For	Against	Abstained
10,425,973	394,816	12,341

(3) To amend our 2000 Equity Incentive Plan, as amended, to increase the number of shares of common stock available for issuance as incentive stock options from 875,000 shares to 5,600,000 shares.

For	Against	Abstained
9,799,102	1,027,398	6,630

(4) To ratify the the selection of Ernst & Young LLP by the Audit Committee of our Board of Directors to continue as the Company’s independent auditors for the fiscal year ending December 31, 2003.

For	Against	Abstained
17,360,214	12,326	5,322

Item 5 - Other Information

Not applicable

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.3	Second Amended and Restated By-Laws. (2)

4.1	Form of Stock Certificate. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

(b) Reports on Form 8-K:

Form 8-K filed on August 14, 2003 announcing the issuance of a press release announcing our financial results for the quarter ended June 30, 2003.

(1)	Incorporated by reference to Appendix C of our Definitive Proxy Statement filed with the SEC on August 11, 2003
(2)	Incorporated by reference to Appendix D of our Definitive Proxy Statement filed with the SEC on August 11, 2003
(3)	Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Cypress Bioscience, Inc.

Date: November 12, 2003	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 12, 2003	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer and Vice President (Principal Financial Officer)