Form 10-K
period 2003-12-31
CYPRESS BIOSCIENCE INC
filed 2004-03-29
CIK 716054

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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
 Common Stock $.001 Par Value
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

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2003 was approximately $44,000,000*

        The number of shares outstanding of the Registrant's common stock as of March 1, 2004 was 22,411,974.

*
Calculated based on 10,130,810 shares of common stock held as of June 30, 2003 by non-affiliates and a per share market price of $4.33. Excludes 8,344,157 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the common stock, who are deemed to be affiliates only for purposes of this calculation. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

CYPRESS BIOSCIENCE, INC.
FORM 10-K
INDEX

PART I

        Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as "may," "will," "expect," "believe," "intend," "plan," "anticipate," "estimate," or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-K. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to develop milnacipran for Fibromyalgia Syndrome, our ability to develop or acquire any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-K and in our other SEC filings.

ITEM 1.    Business

Company Overview

        We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes and other related chronic pain and central nervous system disorders. Functional Somatic Syndromes refer to several related syndromes characterized more by symptoms, suffering and disability than by disease-specific abnormalities that are found upon physical examination and include many overlapping pain and psychiatric conditions such as Fibromyalgia Syndrome, or FMS, irritable bowel syndrome, non-cardiac chest pain and interstitial cystitis, or chronic pelvic pain. Our goal is to be the first to commercialize a product approved in the United States for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. We recently commenced a Phase III trial for milnacipran in the treatment of FMS. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of central nervous system drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. We are conducting our initial Phase III trial and will conduct our second Phase III trial in collaboration with Forest Laboratories. These two Phase III trials and any additional studies needed for regulatory approval could possibly be completed in 2006 and, if successful, a New Drug Application, or NDA, for FMS could possibly be submitted later in that year.

        We completed a Phase II trial evaluating milnacipran for the treatment of FMS in the Fall of 2002. The Phase II trial was a three-month, randomized, placebo-controlled study involving 14 sites and 125 FMS patients who were randomized to either milnacipran treatment or placebo. In this clinical trial, milnacipran was shown to provide statistically significant improvement in pain, the primary symptom of FMS. No unexpected safety concerns arose from this trial and there were no serious adverse events.

        We obtained an exclusive license for milnacipran from Pierre Fabre Medicament in 2001. Milnacipran has been marketed outside of the United States since 1997 as an antidepressant and has been used by over 2,000,000 patients worldwide. We have paid Pierre Fabre a total of $2.5 million, including upfront payments of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003. Additional payments to Pierre Fabre of up to a total of $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. Under our agreement with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote up to 25% of the total physician details.

        We are continuing to evaluate various potential strategic transactions, including the acquisitions of products, technologies and companies and other alternatives that we believe may enhance stockholder value.

Fibromyalgia Syndrome Background

        FMS is a chronic and debilitating condition characterized by widespread pain and stiffness throughout the body, accompanied by severe fatigue, insomnia and mood symptoms. Unlike arthritis and other debilitating rheumatological disorders, FMS produces serious and chronic pain that is not the result of inflammation. Pain associated with FMS is of a "head-to-toe" nature, and is described as a diffuse aching or burning. Pain can vary in severity and location from day to day and, in some people, it can be so intense that it interferes with the performance of even simple tasks, while in others it may cause only moderate, ongoing discomfort. By some measures, patients with FMS have at least comparable disability, more pain and lower quality of life than patients with rheumatoid arthritis or osteoarthritis. Although FMS has been medically recognized for many years, it was only in 1990 that medical specialists agreed on the signs and symptoms that must be present to make the diagnosis. The American College of Rheumatology, or ACR, diagnosis criteria for FMS include a history of widespread and longstanding pain, as measured by pain upon application of pressure in 11 of 18 designated tender points. Specialists in the field of FMS have concluded that FMS is a result of a generalized and heightened perception of sensory stimuli resulting from abnormal pain processing within the central nervous system, and in most instances, is triggered by physical trauma, emotional stress or infection.

        As reported by the ACR, FMS affects an estimated 2-4% of the population worldwide, including an estimated 6-12 million patients in the United States. A recent scientific article suggests that because the ACR criteria were designed for clinical research purposes and therefore limit the FMS diagnosis, the 2-4% prevalence may under-represent the actual prevalence of chronic widespread pain in the population. Most FMS patients are middle-aged women, although the ailment can strike children, the elderly and men. According to the ACR, FMS is diagnosed four times more frequently in women than in men and once symptoms appear, most patients can expect to suffer the condition throughout their entire life. As a result of the diversity of symptoms, there are numerous physician specialties involved in the treatment and management of FMS. FMS is most often treated in the primary care setting. The leading specialty group treating FMS patients is rheumatologists, for whom FMS is the second most common diagnosis made after osteoarthritis.

        Despite the high prevalence and severity of this syndrome, there are no treatments specifically approved for FMS in the United States or elsewhere. Current treatments consist of a regimen that includes medication to diminish pain and improve sleep, exercise programs that stretch muscles and improve cardiovascular fitness and physical therapy and relaxation techniques to ease muscle tension. Antidepressants are often prescribed for FMS patients, as low doses of these medications appear to relieve pain associated with FMS. Tricyclic antidepressants, or TCAs, a class of compounds that are known to be effective analgesics, or pain-reducing drugs, in multiple chronic pain conditions, including FMS, are currently viewed as the drugs of choice in treating FMS. TCAs act by increasing serotonin and norepinephrine. Serotonin and norepinephrine are chemicals in the brain that are thought to be involved in controlling "centrally mediated pain"—that is, pain that originates at the central nervous system level, as opposed to pain that is caused by an injury, such as a cut or an arthritic swollen joint. TCAs are distinguished from most other antidepressants, specifically from the selective serotonin reuptake inhibitors, or SSRIs, and the serotonin norepinephrine reuptake inhibitors, or SNRIs, because TCAs preferentially block the reuptake of norepinephrine as compared to serotonin, which means that TCAs increase the level of norepinephrine more than they do the serotonin levels. We believe that these characteristics of TCAs make them more suited to the treatment of the pain associated with FMS than SSRIs and SNRIs. TCAs, however, are severely limited in their use for the treatment of FMS because they have been linked with side effects such as arrhythmias, the risk of fatal overdose, as well as contributing to weight gain and drowsiness, which is particularly problematic because individuals with FMS are already suffering from fatigue.

Milnacipran for the Treatment of FMS

Milnacipran

        We are developing milnacipran for the treatment of FMS. Milnacipran is the first of a new class of agents known as norepinephrine serotonin reuptake inhibitors, or NSRIs, which increase the level of norepinephrine more than they do serotonin. While milnacipran is similar to TCAs with regard to the relative ratio of norepinephrine and serotonin activity, milnacipran appears to lack the side effects associated with TCAs, as it does not interact with several classes of receptors that are responsible for many of the adverse effects of TCAs. Therefore, we believe that milnacipran may have efficacy similar to TCAs in treating FMS and related chronic pain conditions, without causing the side effects that limit the prescribing of TCAs by physicians, and compliance by patients. Milnacipran is approved for the treatment of depression in 32 countries and is currently a leading antidepressant in Japan. Since its commercial launch in 1997, milnacipran has been used by over 2,000,000 patients worldwide, with side effects typically limited to transient and mild nausea and a slight increase in heart rate, as well as the potential for urinary retention in older men with an enlarged prostate. Milnacipran has not been approved in the United States for any indication, and we are the first company conducting clinical trials of milnacipran in the United States for FMS. As a result of the favorable side effect profile of milnacipran and its ability to increase the level of norepinephrine more than serotonin in the brain, we believe that milnacipran may play a significant role in the treatment of FMS.

Milnacipran Development Status

Phase II Results

        We completed a Phase II trial evaluating milnacipran for the treatment of FMS in the Fall of 2002. The Phase II trial was a three-month, randomized, placebo-controlled study involving 14 sites and 125 FMS patients who were randomized to either milnacipran treatment or placebo. The study evaluated the overall analgesic efficacy and safety of milnacipran in this population of FMS patients, with a primary endpoint based on improvement in patient-reported pain. Electronic diaries were provided to all patients for the purpose of recording daily pain assessments in real time. We believe that performing daily pain assessments using electronic diaries reduces bias involved with asking individuals to recall symptoms over time and improves compliance by prompting and time-date stamping each patient response. The pain measures obtained from the electronic diaries were chosen to be the primary variable for the measurement of pain improvement. Secondary objectives included assessment of the impact of dosing strategy (twice daily dosing versus once daily) and the impact of milnacipran on other symptoms of FMS including fatigue, mood, physical function and sleep disturbances. Based on tolerability, patients were allowed to double their dose every week, up to a maximum of 200 mg of milnacipran daily. In our Phase II trial, milnacipran was shown to provide statistically significant improvement in pain, the primary symptom of FMS. Thirty-seven percent of milnacipran-treated patients randomized to the twice a day dosing group reported at least a 50% reduction in pain intensity, which means that their reported pain was half as intense as it was at the beginning of the study, compared to 14% of patients in the placebo group. In this analysis, 51 patients received milnacipran and 28 patients received a placebo. The reduction in pain intensity was statistically significant, with a p-value of 0.0395. A p-value is a statistical measure of probability of drawing an erroneous conclusion from an experimental result. A p-value of less than or equal to 0.05 is generally considered to signify a statistically significant result, which means a result is unlikely to occur by chance. Further, 75% of all milnacipran-treated patients reported an impression of overall improvement compared to 38% in the placebo group. In this analysis, 68 patients received milnacipran and 21 patients received a placebo. This reported impression of overall improvement was also statistically significant, with a p-value of 0.003. Twice daily milnacipran had significantly better analgesic properties than once daily milnacipran, although other outcomes (e.g. fatigue, mood, patient's global impression) were equally impacted by the two dosing regimens. No unexpected safety concerns arose from this clinical trial and there were no serious adverse events. Milnacipran was generally well-tolerated, especially with twice daily dosing. The most common dose-related side effect reported by patients was nausea, particularly early in the study, as well as a slight increase in heart rate. Most adverse events were mild to moderate in intensity and only lasted for a short time.

Phase III Trials

        We commenced the first of our planned Phase III trials in October 2003. To prepare for our Phase III clinical program, and before commencing the first pivotal clinical trial, we completed a special protocol assessment with the FDA. In the special protocol assessment process, the FDA reviews the design and size of a proposed Phase III program and provides comments regarding the adequacy of the clinical trial design to support a claim of effectiveness in an approvable NDA. The FDA's comments are binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a drug is identified after the Phase III program commences. In response to our Phase II results, and based on modeling of the outcome measures used in our Phase II trial, we have mutually agreed with the FDA on a Phase III program. As generally is required by the FDA, two positive pivotal trials are required for an NDA approval of milnacipran for the treatment of FMS. Both of the required trials are similar in design to the Phase II trial—they require that participants in the trial cease taking any drugs they are taking for FMS, have virtually identical inclusion and exclusion criteria, will rely on the use of the electronic diary to assess pain and are utilizing qualitative assessment methodologies. We plan on enrolling over 1,000 patients in total in our first two Phase III trials. Per the stipulations in the special protocol assessment, the first pivotal trial will include a six-month evaluation phase once a patient has reached his or her stable treatment dose. The second trial will require a shorter three-month evaluation phase once a patient has reached his or her stable dose. In these clinical trials, two milnacipran doses will be evaluated (200 mg, as well as a lower dose, both administered twice daily), and the endpoint will be a composite responder analysis. This new endpoint is a composite incorporating pain, the patient's global impression of change and physical function, which means the patient's ability to perform functions of daily living. As part of the Phase III program we also need to evaluate patients for a time period consistent with the minimum safety guidelines of the International Conference on Harmonization of Technical Requirements for the Registration of Pharmaceuticals for Human Use, or ICH. Specifically, these ICH guidelines require that we evaluate 300 patients on the 200 mg dose of milnacipran for six months and 100 patients on the 200 mg dose of milnacipran for one year. The entire Phase III program could possibly be completed in 2006 and, if successful, an NDA for FMS could possibly be submitted later in that year. We do not believe that patient enrollment will be a time-limiting factor due to the current lack of approved treatments for FMS, and our historical FMS enrollment rates have met our expectations.

Licenses and Collaborations

Pierre Fabre Agreements

        In January 2004 we amended and restated our existing license agreement with Pierre Fabre. Our license agreement with Pierre Fabre provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. We are obligated to pay Pierre Fabre 5% of any upfront and milestone payments received from Forest Laboratories as a sublicense fee. After a total of $7.5 million has been paid, any additional sublicense fees are credited against any subsequent milestone and royalty payments owed by us to Pierre Fabre. If not used, these credits are carried forward to subsequent years. We also are obligated to pay Pierre Fabre up to $4.5 million in the aggregate upon achievement of defined clinical and regulatory objectives. Forest Laboratories assumed our obligation to pay royalties to Pierre Fabre and the transfer price for the active ingredient supplied by Pierre Fabre. Pierre Fabre retains the right to sell products in indications developed by us outside the United States and Canada, and will pay us a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by us.

        The agreement is effective until the later of the expiration of the last-to-expire of certain patents held by Pierre Fabre relating to the development of milnacipran, or ten years after the first commercial sale of a licensed product, unless terminated earlier. Each party has the right to terminate the agreement upon 90 days' prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if such breach is not cured within 90 days following such written notice. Additionally, Pierre Fabre has the right to terminate the agreement upon 90 days' written notice if (i) we terminate all development activities, unless the termination of activities is subject to cure within 12 months and we are using commercially reasonable efforts to cure the termination of activities, (ii) we challenge the Pierre Fabre patents and (iii) we effect a change in control in which a third party acquiror controls an SNRI product and certain provisions of the agreement would be breached as a result of such SNRI product, and the breach is not cured within a specified time period.

        In addition, in January 2004 we entered into a supply agreement with Pierre Fabre. If any product is commercialized under the license agreement, Pierre Fabre will have the exclusive right to manufacture the active ingredients used in the commercial product, and we will pay Pierre Fabre a transfer price and royalties based on net sales. Forest Laboratories has assumed both of these financial obligations. Our supply agreement with Pierre Fabre may be terminated for cause either by us or by Pierre Fabre upon 90 days' prior written notice to the other party upon a material breach of the agreement if the breach is not cured within 90 days following the written notice. In addition, Pierre Fabre may elect to terminate the agreement if we effect a change in control under specified circumstances.

Forest Laboratories Agreement

        In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. We selected Forest Laboratories as our development and marketing collaborator based in part on its strong franchise in central nervous system drugs and in the primary care and psychiatric markets. Under our agreement with Forest Laboratories, we sublicensed our exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has an option for a specified time period to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, and we will have the option to co-promote up to 25% of the total physician details. We share decision making authority with Forest Laboratories, through the joint development committee, with respect to the research, development and marketing of milnacipran. In the event that the joint development committee is unable to resolve any dispute, other than any marketing related issue, Forest Laboratories and we must jointly resolve such issue. With respect to any marketing related issue, Forest Laboratories has the final decision making authority.

Under our agreement with Forest Laboratories and our agreement with Pierre Fabre, each party agreed to certain limitations on the development of products for FMS and on the development of SNRI products.

        Under our agreement with Forest Laboratories, we received an upfront payment of $25.0 million, of which $1.25 million will be payable to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to us under the agreement could be approximately $205.0 million related to the development of milnacipran for the treatment of FMS, a large portion of which will depend upon achieving certain sales of milnacipran and an additional $45.0 million in the event that we and Forest Laboratories develop other indications for milnacipran, as well as potential royalty payments based on sales of licensed product under this agreement. In addition, Forest Laboratories assumed the royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement or (iii) the last commercial sale of a generic product, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if the breach has not been cured within the required time period following the written notice. Forest Laboratories may also terminate our agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of an NDA or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.

Collegium Agreement

        In August 2002, we entered into a reformulation and new product agreement with Collegium pursuant to which Collegium is attempting to develop new formulations of milnacipran and new products that are analogs of milnacipran. Collegium is led by a management team with significant expertise in developing novel formulations of currently marketed or soon-to-be marketed products for both the brand and generic industries. In January 2004, we exercised our option to acquire an exclusive license to technology developed under this agreement. In the event we commercialize any of the reformulations or new products developed under our agreement with Collegium, we will be obligated to pay Collegium milestone payments and royalty payments. The agreement with Collegium is effective until the expiration of the last-to-expire of the issued patents, if any, unless terminated earlier. Each party has the right to terminate the agreement upon 60 days' prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if the breach has not been cured within the 60-day period following the written notice.

Other Potential Uses of Milnacipran

        We also believe that milnacipran may be effective in the treatment of other Functional Somatic Syndromes, such as irritable bowel syndrome, or IBS. With our development and marketing partner Forest Laboratories, we may in the future investigate the use of milnacipran in the treatment of IBS or other disorders. Should we and Forest Laboratories choose to pursue additional indications beyond FMS and obtain FDA approval for such indications, we could receive up to an additional $45 million in milestone payments. Since we are entitled to royalty payments based on sales of any licensed product under the agreement with Forest Laboratories, we would receive royalty payments for any additional indications. The decision regarding which, if any, additional indications are pursued, is one that we make together with Forest Laboratories, through the joint development committee. Such decisions relate to the research and development of milnacipran, so in the event the joint development committee is unable to resolve any dispute regarding potential indications, Forest Laboratories and we must jointly resolve such issue.

Patents, Trademarks and Proprietary Technology

        We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We seek to protect our intellectual property rights by a variety of means, including patents, maintaining trade secrets and proprietary know-how, and technological innovation to develop and maintain our competitive position. We actively seek patent protection both in the United States and internationally and have filed 16 patent applications related to FMS and milnacipran. It is possible that a patent application will not issue from any of our patent applications and the breadth or scope of protection allowed under any issued patents may not provide adequate protection to protect any of our future products. We intend to enforce our patents, trademarks and brand names. We have also obtained a license from Pierre Fabre to certain patents and patent applications related to milnacipran, our only product candidate. Under the license, which we have sublicensed to Forest Laboratories, we have rights to a method of synthesis patent for milnacipran in the United States and Canada. Both the United States patent (U.S. Patent 5,034,541) and the Canadian patent (No. 2,006,464) terminate in December 2009. The composition of matter patent for milnacipran expired in June 2002. Pursuant to the terms of the license agreement, Pierre Fabre is responsible for the prosecution and maintenance of the patents and patent applications licensed thereunder at its sole expense. In addition, Pierre Fabre has the first right to take actions with respect to the infringement or potential infringement of such patents and patent applications, except for any action in connection with an abbreviated NDA filed by a third party, and provided that we may take appropriate actions with respect to the infringement of such patents and patent applications in the United States and Canada if Pierre Fabre fails to do so within a specified period of time. We or Forest Laboratories has the first right to take any action with respect to any proceeding in connection with an abbreviated NDA filed by a third party. Although we have filed use patents on milnacipran, two of which have issued (U.S. Patent 6,602,911 and U.S. Patent 6,635,675, both expiring in 2021), we may not be able to secure any additional patent protection and the existing patents may not ensure exclusivity through the patent term. As a new chemical entity in the United States, milnacipran also qualifies under the terms of the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act, or Hatch-Waxman Amendments, under which it would receive five years of marketing exclusivity upon marketing approval, during which time a generic milnacipran may not be approved. Even so, recent amendments to the Hatch-Waxman Amendments have been proposed and it, therefore, may not apply to us in the future.

        Although patents are enforceable from the date of issuance and presumed to be valid, future litigation or reexamination proceedings regarding the enforcement or validity of our existing patents or future patents, if issued, could result in a ruling adverse to us that could invalidate such patents or substantially reduce the scope of protection afforded by such patents. Our patents may not afford commercially significant protection of our proprietary technology or have commercial application. There has been no judicial determination of the validity or scope of our proprietary rights. Moreover, the patent laws in foreign countries may differ from those of the United States, and the degree of protection afforded by foreign patents may be different.

        Others have filed applications for, or have been issued, patents and may obtain additional patents and other proprietary rights relating to products or processes competitive with us. The scope and validity of such patents is presently unknown. If existing or future patents are upheld as valid by courts, we may be required to obtain licenses to use technology covered by such patents.

Government Regulation

        Our research, preclinical testing, clinical trials, manufacturing and marketing activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical drugs are subject to rigorous FDA regulation under the Federal

Food, Drug and Cosmetic Act and other federal and state statutes and regulations. These laws and regulations govern, among other things, the preclinical and clinical testing, manufacture, quality control, safety, efficacy, labeling, storage, record keeping, approval, marketing, advertising and promotion of our drug products and drug product candidates. The product development and regulatory approval process requires the commitment of substantial time, effort and financial resources.

        The steps required before a pharmaceutical agent may be marketed in the United States generally include:

  •
  completion of preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies performed in compliance with the FDA's good laboratory practice, or GLP regulations;

  •
  the submission of an investigational new drug application, or IND, to the FDA for human clinical testing that must be accepted by the FDA before human clinical trials may commence;

  •
  performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for the proposed indication of use;

  •
  the submission of an NDA to the FDA; and

  •
  FDA approval of the NDA prior to any commercial sale or shipment of the drug.

        Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of a product. Compounds must be formulated according to the FDA's current good manufacturing practices, or cGMP, requirements and preclinical safety tests must be conducted by laboratories that comply with GLP requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application and are reviewed by the FDA before human clinical trials may begin. The IND must also contain protocols for any clinical trials that will be carried out. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA raises concerns or questions regarding the conduct of the proposed clinical trial during the 30-day waiting period. If the FDA objects to an IND application during this 30-day waiting period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials or may authorize trials only under specified terms. Such a halt, called a clinical hold, continues in effect until and unless the FDA's concerns are adequately addressed. In some cases, clinical holds are never lifted. Imposition by the FDA of a clinical hold can delay or preclude further product development. The IND process may be extremely costly and may substantially delay product development.

        Clinical trials must be sponsored and conducted in accordance with good clinical practice, or GCP, requirements and under protocols and methodologies that, among other things:

  •
  ensure receipt from participants of signed consents that inform them of risks;

  •
  detail the protocol and objectives of the study;

  •
  detail the parameters to be used to monitor safety; and

  •
  detail the efficacy criteria to be evaluated.

        Furthermore, each clinical study must be conducted under the supervision of a principal investigator operating under the auspices of an institutional review board, or IRB, at the institution where the study is conducted. The IRB must review and approve the plan for any clinical trial before it commences at that institution and it must monitor the study until it is completed. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Sponsors, investigators and IRB members are obligated to avoid conflicts of interests and ensure compliance with all legal requirements. The FDA, the IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including potential health risks to study subjects.

        Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND, and the FDA must grant permission before each clinical trial may begin. Clinical trials typically are conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the drug into a small number of healthy volunteers, the drug is evaluated for safety by assessing the adverse effects, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. The Phase I trial must provide pharmacological data that is sufficient to devise the Phase II trials.

        Phase II trials involve a limited patient population in order to:

  •
  obtain initial indications of the efficacy of the drug for specific, targeted indications;

  •
  determine dosage tolerance and optimal dosage; and

  •
  identify possible adverse affects and safety risks.

        When a compound is determined preliminarily to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials—commonly referred to as pivotal studies—can be undertaken to evaluate safety and efficacy endpoints further in expanded and diverse patient populations at geographically dispersed clinical trial sites. Positive results in Phase I or II are not necessarily predictive of positive results in Phase III. In our case, our positive results from the Phase II clinical trial of milnacipran are no guarantee of positive results in our current or future Phase III trials. To prepare for our Phase III clinical program and before commencing the first pivotal clinical trial, we completed a special protocol assessment, or SPA, with the FDA. During the SPA process, the FDA requested that we provide additional information, including information regarding our statistical analysis plan. We are in the process of responding to the FDA's request. In the SPA process, the FDA reviews the proposed Phase III program and provides comments regarding the adequacy of the design and size of a proposed clinical trial to support claims of effectiveness in an approvable NDA. These FDA comments are binding on the review decision of the FDA, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a drug is identified after the Phase III program subject to the SPA commences.

        The results of the pharmaceutical development, preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA, which must be complete, accurate and in compliance with FDA regulations. Once the submission has been accepted for filing by the FDA, a process that may take up to 60 days after submission, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may deny an NDA filed by us or our collaborators if the applicable scientific and regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal trial. Moreover, data obtained from clinical trials are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. The approval of an NDA permits commercial-scale manufacturing, marketing, distribution and sale of the drug in the United States and, with some limitations, export from the United States. Upon approval, a drug may only be marketed in those dosage forms, for those indications and subject to those limitations approved in the NDA. Moreover, after approval, the FDA may require additional post-approval testing, surveillance and reporting to monitor the products. Thus, even if approval for a drug is granted, it can be limited or revoked if evidence subsequently emerges casting doubt on the safety or efficacy of a product or if the manufacturing facility, processes or controls do not comply with regulatory requirements. Finally, an approval may entail limitations on the uses, labeling, dosage forms, distribution and packaging of the product.

        Among the conditions for new drug approval is the requirement that the prospective manufacturer's quality control, record keeping, notifications and reporting and manufacturing systems conform to the FDA's cGMP regulations. To obtain approval, the drug manufacturing facility must be registered with the FDA and must pass a pre-approval inspection demonstrating compliance with cGMP requirements. If milnacipran is commercialized in the United States, Pierre Fabre's facility will need to be inspected by the FDA for compliance with cGMP requirements. Manufacturing establishments also are subject to periodic, ongoing compliance inspections. In complying with the standards contained in these regulations, manufacturers must continue to expend time, money, resources and effort in order to ensure compliance. Failure to comply with these requirements can result in legal or regulatory action, including warning letters, suspension of manufacture, product seizure or recalls, injunctive action or civil or criminal penalties.

        The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities and promotional activities involving the Internet. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

        Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes many of the same steps associated with FDA approval described above.

        In addition to regulations enforced by the FDA, we are and will be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that the safety procedures used by third parties for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be liable for any damages that result.

        The approval process for milnacipran or any of our future products is expensive, time consuming and uncertain, and any applicable regulatory agency may not grant marketing approval. We may not have sufficient resources to complete the required testing and regulatory review processes. Furthermore, we are unable to predict the extent of adverse governmental regulation, which might arise from future United States or foreign legislative or administrative action.

Competition

        We are currently focusing on developing milnacipran to treat patients with FMS. Currently, there are no approved treatments specifically for FMS in the United States or elsewhere. As a result, the first option for treatment of FMS is physical therapy, followed by analgesics to attempt to alleviate the pain. If the analgesics do not alleviate the pain, then muscle relaxants and antidepressants are often prescribed. TCAs, which are available in inexpensive generic formulations, are currently viewed as the drugs of choice in treating FMS. We are also focusing on the development of products for the treatment of patients with Functional Somatic Syndromes.

        Preliminary clinical trials have been conducted by other pharmaceutical companies for the treatment of FMS. In particular, Pfizer Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS. In addition, Eli Lilly and Company has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, duloxetine, as a treatment for FMS. The market potential for Functional Somatic Syndromes, including FMS, is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain or antidepressant therapies could decide to evaluate their current product candidates for the treatment of Functional Somatic Syndromes, including FMS, at any time. Due to the high incidence of Functional Somatic Syndromes, including FMS, we anticipate that most, if not all, of the major pharmaceutical companies will have significant research and product development programs in these areas. We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs we seek to develop.

        Our competitors include fully-integrated pharmaceutical and biotechnology companies both in the United States and in foreign markets which have expertise in research and development, manufacturing processes, testing, obtaining regulatory clearances and marketing, and may have financial and other resources significantly greater than we do. Smaller companies may also prove to be significant competitors. Academic institutions, United States and foreign government agencies and other public and private research organizations conduct research relating to Functional Somatic Syndromes, including FMS, and may develop products for the treatment of these diseases that compete directly with any products we develop. Our competitors may compete with us for collaborations. These companies and institutions also compete with us in recruiting and retaining highly qualified scientific personnel.

        Our competition will be partially determined by the potential indications that are ultimately cleared for marketing by regulatory authorities, the timing of any clearances and market introductions and whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which we can develop milnacipran or any of our future product candidates, complete the clinical trials, receive regulatory clearance and supply commercial quantities of the products to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability and patent protection.

Manufacturing and Supply

        Pursuant to the terms of our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the active pharmaceutical ingredient for milnacipran in exchange for a transfer price. Forest Laboratories has assumed the obligation to pay the transfer price to Pierre Fabre. Currently, Pierre Fabre manufactures the active pharmaceutical ingredient for milnacipran in its facility located in Gaillac, France. This facility will need to be inspected by the FDA. Due to the projected commercial quantities of milnacipran that we may require and to provide a second manufacturing site, Pierre Fabre has agreed that within a certain time period after commercial launch of milnacipran, it will qualify an additional manufacturing facility. In addition, because Pierre Fabre is our sole supplier of the active pharmaceutical ingredient for milnacipran and is currently the only supplier of the active pharmaceutical ingredient for milnacipran in the world, we have the right, but not the obligation, to qualify us or Forest Laboratories as an additional manufacturing facility to manufacture the active pharmaceutical ingredient for milnacipran. We do not currently have this capability. In addition, we have the right to manufacture milnacipran if Pierre Fabre does not have the required buffer stock or in the event that we terminate our license agreement with Pierre Fabre under certain circumstances. Currently, we have contracted with Patheon Inc. to complete the manufacture process by encapsulating and packaging milnacipran for our clinical trials.

Employees

        As of February 29, 2004, we employed 15 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

The PROSORBA Column

        Prior to December 31, 2000, we were engaged in the product development and marketing of the PROSORBA column, a medical device, which was marketed for the treatment of rheumatoid arthritis and idiopathic thrombocytopenia purpura. In January 2001, Fresenius HemoCare, or Fresenius, purchased most of our assets related to the PROSORBA column. In February 2002, we amended certain provisions of our license and distribution agreement with Fresenius. Under the terms of the amendment, the initial $8 million payment we received in January 2001 was made non-refundable under any circumstances. The amendment also eliminated the payment from Fresenius to us of royalties on column sales in excess of 10,000 units in any of the first five years of the agreement and eliminated all royalties on sales beyond five years. A contingent payment is due to us on January 30, 2008 in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units. We are responsible for prosecuting and maintaining the patents and trademarks related to the PROSORBA column. In addition, we agreed to indemnify Fresenius for any losses related to patent or trademark infringement claims.

Available Information

        Our website address is www.cypressbio.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Risk factors

        Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as "may," "will," "expect," "believe," "intend," "plan," "anticipate," "estimate," or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-K. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to develop milnacipran for Fibromyalgia Syndrome, our ability to develop or acquire any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-K and in our other SEC filings.

Risks Related to Our Business

We are dependent on our collaboration with Forest Laboratories to develop and commercialize milnacipran, our only product candidate, and to obtain regulatory approval. Events or circumstances may occur that delay or prevent the development and commercialization of milnacipran.

        Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of milnacipran, our only product candidate, for all indications in the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical. Forest Laboratories is responsible for funding the development of milnacipran, including clinical trials and regulatory approval. If the FDA approves this product candidate, Forest Laboratories will also have primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of milnacipran. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories' ability to establish the safety and efficacy of milnacipran, obtain regulatory approvals and achieve market acceptance of milnacipran for the treatment of FMS.

        We are subject to a number of additional risks associated with our dependence on our collaboration with Forest Laboratories, including:

  •
  Forest Laboratories could delay the commencement of our second phase III trial for milnacipran for the treatment of FMS or the commencement of any other clinical trials, underfund such clinical trials, stop our current phase III trial or any other clinical trials for milnacipran or abandon development of milnacipran, repeat or conduct new clinical trials or require a new formulation of milnacipran for clinical testing;

  •
  we and Forest Laboratories could disagree as to development plans, including clinical trials or regulatory approval strategy, or as to which additional indications for milnacipran should be pursued;

  •
  Forest Laboratories could independently develop, develop with third parties or acquire products that could compete with milnacipran, including drugs approved for other indications used by physicians off-label for the treatment of FMS;

  •
  Forest Laboratories could fail to devote sufficient resources to the development, approval, commercialization, or marketing and distribution of any products developed under our collaboration agreement, including by failing to develop a rheumatology sales force if such a sales force is necessary for the most effective distribution of any approved product; and

  •
  disputes regarding the collaboration agreement that delay or terminate the development, commercialization or receipt of regulatory approvals of milnacipran, delay or prevent the achievement of clinical or regulatory objectives that would result in the payment of milestone payments or result in significant litigation or arbitration.

        Furthermore, Forest Laboratories may terminate our collaboration agreement upon our material breach or our bankruptcy and may also terminate our agreement upon 120 days' notice in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of a new drug application or to result in labeling or indications that would significantly adversely affect the marketing of any product developed under the agreement. If any of these events occur, we may not be able to find another collaborator for development or commercialization, and if we elected to pursue further development and commercialization of milnacipran, we would experience substantially increased capital requirements that we might not be able to fund.

We rely upon an exclusive license from Pierre Fabre in order to develop and sell our milnacipran product candidate, and our ability to pursue the development and commercialization of milnacipran for the treatment of FMS depends upon the continuation of our license from Pierre Fabre.

        Our license agreement with Pierre Fabre provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada, with a right to sublicense certain rights to Forest Laboratories under our collaboration with Forest Laboratories. Either we or Pierre Fabre may terminate the license agreement for cause upon 90 days' prior written notice to the other party upon the bankruptcy or dissolution of the other party, or upon a breach of any material provision of the agreement if the breach is not cured within 90 days following the written notice. Furthermore, Pierre Fabre has the right to terminate the agreement upon 90 days' prior notice to us if we and our sub-licensees terminate our development and marketing activities with respect to milnacipran, if we challenge certain patent rights of Pierre Fabre and under specified other circumstances. If our license agreement with Pierre Fabre were terminated, we would lose our rights to develop and commercialize products using the compound milnacipran as an active ingredient, as the compound is manufactured under Pierre Fabre patents and using Pierre Fabre know-how and trade secrets, and it would be unlikely that we could obtain the active ingredient in milnacipran from any other source.

We rely upon Pierre Fabre as our exclusive supplier of the compound used as the active ingredient in our milnacipran product candidate and if Pierre Fabre fails to supply us sufficient quantities of the active ingredient it may delay or prevent us from developing and commercializing our only product candidate.

        Pursuant to our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the compound used as the active pharmaceutical ingredient in our milnacipran product candidate. Neither we nor Forest Laboratories have facilities for the manufacture of the product candidate. Currently, Pierre Fabre manufactures the active ingredient of milnacipran in its facility in Gaillac, France and Pierre Fabre is the only worldwide supplier of the active ingredient of milnacipran that is currently approved for sale as an antidepressant and sold in 32 countries, but is not approved for sale in the United States. If any product is commercialized under the agreement, Pierre Fabre will have the exclusive right to manufacture the active ingredient used in our commercial product. If milnacipran is commercialized in the United States, Pierre Fabre's facility will need to be inspected by the FDA for compliance with current good manufacturing practices, or cGMP, requirements. Due to the projected commercial quantities of milnacipran that we may require and to provide a second manufacturing site, Pierre Fabre has agreed that within a certain time period after commercial launch of milnacipran, it will qualify an additional manufacturing facility. We do not have control over Pierre Fabre's compliance with cGMP requirements or Pierre Fabre's compliance with its obligation to qualify a second manufacturing facility. If Pierre Fabre fails or is unable to provide, in a timely and economic manner, required quantities of the active ingredient that Forest Laboratories or we request for clinical purposes, our development program could be delayed. In addition, if Pierre Fabre fails to timely and economically supply us sufficient quantities for commercial sale, our product sales and market acceptance of the product could be adversely affected.

        Furthermore, our purchase and supply agreement may be terminated for cause either by us or by Pierre Fabre upon 90 days' prior written notice to the other party upon a material breach of the agreement if the breach is not cured within 90 days following the written notice. We have the right to manufacture milnacipran if Pierre Fabre does not have a required buffer stock or in the event that we terminate our license agreement with Pierre Fabre under certain circumstances. If our purchase and supply agreement with Pierre Fabre is terminated, we are unlikely to be able to qualify another supplier of the active ingredient within a reasonable time period, and our ability to develop and commercialize milnacipran will be significantly impaired.

Our agreements with Pierre Fabre and Forest Laboratories restrict our ability to develop specified compounds, which limits how we can expand our product candidates.

        Under our agreements with Pierre Fabre and Forest Laboratories, Forest Laboratories has agreed to pay Pierre Fabre and us a royalty, in the event that Forest Laboratories sells a product other than milnacipran for FMS for a specified period of time, which shall not be less than three years. We are, in turn, obligated to pay a portion of the royalty we receive from Forest Laboratories to Pierre Fabre. In addition, each of us is subject to limitations related to each party's development of any serotonin norephinephrine reuptake inhibitors, or SNRI, products other than milnacipran. These limitations include: (i) a prohibition on developing an SNRI product for specified indications for which milnacipran is being developed; and (ii) a prohibition on developing an SNRI product for any indication for a specified time period, and after such specified time period, a requirement that if one of the parties launches and sells an SNRI product that is prescribed off-label for any indication for which milnacipran is being developed, the selling party must reimburse the other parties for losses due to the off-label use.

Provisions in our collaboration agreement with Forest Laboratories and our license agreement with Pierre Fabre may prevent or delay a change in control.

        Our collaboration agreement with Forest Laboratories provides that Forest Laboratories may elect to terminate our co-promotion rights for milnacipran or any other product developed under the collaboration agreement and we may lose our decision making authority with respect to the development and marketing of milnacipran if we engage in a merger, consolidation or sale of all or substantially all of our assets, or if another person or entity acquires at least 50% of our voting capital stock. Our license agreement with Pierre Fabre provides that Pierre Fabre may elect to terminate the agreement upon a change in control transaction in which a third party acquiror of us controls an SNRI product, and the acquiror does not take certain actions (e.g., divestiture of such SNRI product) within a specified time period to cure the breach of certain restrictions in the agreement that results from such SNRI product.

        If Forest Laboratories and/or Pierre Fabre elected to exercise these termination rights, we or our successor could lose the ability to develop, commercialize and market milnacipran. These provisions may have the effect of delaying or preventing a change in control or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring us.

We are at an early stage of development and we do not have and may never develop any commercial drugs or other products that generate revenues.

        We are at an early stage of development as a biotechnology company and do not have any commercial products. We have only one product candidate, milnacipran, which we recently sublicensed to Forest Laboratories. Milnacipran, or any future product candidates we may acquire or develop, will require significant additional development, clinical trials, regulatory approvals and additional investment before they can be commercialized. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates are not shown to be safe and effective in clinical trials, because we have inadequate financial or other resources to pursue clinical development of the product candidate, or because the FDA does not grant regulatory approval. We do not expect milnacipran to be marketed for a number of years, if at all. If we and Forest Laboratories are unable to develop milnacipran as a commercial drug in the United States and Canada, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

There are limited data regarding milnacipran as a treatment of FMS.

        There are limited data supporting the use of milnacipran, our only product candidate, for the treatment of FMS. Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has only been tested as a treatment for FMS in our Phase II trial, during which milnacipran was administered to only 97 individuals with FMS. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. We cannot predict whether the results of our Phase II trial will be repeated in future clinical trials with larger patient populations. The FDA has never approved a drug for the treatment of FMS. In addition, our future clinical trials may reveal that milnacipran is not safe or that it is not effective for the treatment of FMS. If milnacipran is not demonstrated to be a safe and effective treatment for FMS to the satisfaction of the FDA or other regulatory agencies, we will not receive regulatory approval and our business would be materially harmed.

The FDA approval of milnacipran or any future product candidate is uncertain and will involve the commitment of substantial time and resources.

        We only recently commenced the first of two required Phase III trials of milnacipran for the treatment of FMS. Even if our Phase III trials or any future clinical trials are successful, we may not receive required regulatory approval from the FDA or any other regulatory body required for the commercial sale of milnacipran in the United States, or the approval process may take longer than we anticipate. The regulatory approval of a new drug typically takes many years and the outcome is uncertain. Despite the time and resources expended, regulatory approval is never guaranteed. If we fail to obtain regulatory approval for milnacipran or any future product candidates, we will be unable to market and sell any products and therefore may never generate any revenues from product sales or become profitable. In addition, our collaborators, or our third party manufacturers' failure to comply with the FDA and other applicable United States or foreign regulations may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve new drug approval applications.

        As part of the regulatory approval process, we must conduct, at our own expense, preclinical research and clinical trials for each product candidate sufficient to demonstrate its safety and efficacy to the satisfaction of the FDA and other regulatory agencies in the United States and other countries where the product candidate will be marketed if approved. The number of preclinical studies and clinical trials that will be required varies depending on the product, the disease or condition that the product is in development for and the regulations applicable to any particular product. The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable regulations and standards, including the cGMP requirements. The FDA can delay, limit or decline to grant approval for many reasons, including:

  •
  a product candidate may not be safe or effective;

  •
  FDA officials may interpret data from preclinical testing and clinical trials in different ways than we interpret such data;

  •
  the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of any future collaborators or contract manufacturers, including Pierre Fabre's facility for the manufacture of the active ingredient in milnacipran; and

  •
  the FDA may change its approval policies or adopt new regulations.

If we receive regulatory approval for milnacipran or any other future product candidate, we will be subject to ongoing FDA obligations and continuing regulatory review.

        Any regulatory approvals that we or our collaborators receive for milnacipran or any future product candidates will be limited to the indications, dosages and restrictions on the product label. We currently intend to seek approval for milnacipran in the treatment of FMS. The FDA may not approve milnacipran for this indication at all, or may impose additional limitations on the indicated uses or contain requirements for post-marketing surveillance or the performance of potentially costly post-marketing studies. Even if we receive FDA and other regulatory approvals, milnacipran or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In our Phase II trial evaluating milnacipran for the treatment of FMS, the most common dose-related side effects reported by patients were nausea, particularly early in the study, as well as a slight increase in heart rate. Any marketed product and its manufacturer continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize milnacipran or any of our other future product candidates.

        We currently have only 15 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We and Forest Laboratories are using the services of Scirex, a contract research organization, to conduct the current Phase III trial with respect to milnacipran. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran or any of our other future product candidates.

Even if our product candidates are approved, the market may not accept these products.

        Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, milnacipran or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The FDA has never approved a drug for the treatment of FMS and we cannot predict whether milnacipran, if approved for this indication, will gain market acceptance. A number of additional factors may limit the market acceptance of products including the following:

  •
  rate of adoption by healthcare practitioners;

  •
  rate of a product's acceptance by the target community;

  •
  timing of market entry relative to competitive products;

  •
  availability of alternative therapies;

  •
  price of our product relative to alternative therapies;

  •
  availability of third-party reimbursement;

  •
  extent of marketing efforts by us and third-party distributors or agents retained by us; and

  •
  the prevalence or severity of side effects or unfavorable publicity concerning our products or similar products.

        If milnacipran or any future product candidates that we may develop do not achieve market acceptance, we may lose our investment in that product candidate, which may cause our stock price to decline.

Our competitors may develop and market products that are less expensive, more effective or safer, which may diminish or eliminate the commercial success of any products we may commercialize.

        The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS. In particular, Pfizer Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS. In addition, Eli Lilly and Company has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, duloxetine, as a treatment for FMS. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it is anticipated that duloxetine, which is currently approved but not yet available for the treatment of depression, will receive some off-label use for the treatment of FMS. TCAs, which are inexpensive generic formulations, are currently viewed as the drugs of choice in treating FMS.

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

We have the right to co-promote milnacipran, but we do not have the marketing, sales or distribution experience or capabilities.

        Our ability to co-promote any product developed under our agreement with Forest Laboratories is subject to our building our own marketing and sales capabilities, and we currently do not have the ability to directly sell, market or distribute any product. In addition, in the event our agreement with Forest Laboratories is terminated or with respect to any other product we may develop that is not covered by our collaboration with Forest Laboratories, we would have to obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force or build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms or establish sales, marketing and distribution capabilities of our own. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to our product candidates, could hinder or prevent our product candidate's commercialization success.

        The continuing efforts of the government, insurance and management care organizations and other health care payors to contain or reduce prescription drug costs may adversely affect:

  •
  our ability to set a price we believe is fair for our products;

  •
  our ability to generate revenues and achieve or maintain profitability;

  •
  the future revenues and profitability of our potential customers, suppliers and collaborators; and

  •
  the availability of capital.

        Successful commercialization of milnacipran in the United States will depend in part on the extent to which government, insurance and management care organizations and other health care payors establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. Third-party payors are increasingly challenging the prices charged for prescription drugs. Third-party payors are also encouraging the use of generic drugs. These trends could influence health care purchases, as well as legislative proposals to reform health care or reduce government insurance programs and result in the exclusion of our product candidates from coverage and reimbursement programs or lower the prices of our product candidates. Our revenues from the sale of any approved products could be significantly reduced as a result of these cost containment measures and reforms.

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

        We have an employment agreement with our chief executive officer and consulting agreements with various of our scientific advisors. Our agreement with our chief executive officer provides for "at will" employment, which means that he may terminate his services to us at any time. In addition, our scientific advisors may terminate their services to us at any time.

We have limited experience in identifying, completing and integrating acquisition targets and we may incur unexpected costs and disruptions to our businesses if we make mistakes in our selection of future acquisitions or fail to integrate any future acquisitions.

        As part of our strategy, we are continuing to evaluate potential strategic transactions, including potential acquisitions of products, technologies and companies, in order to expand our product pipeline and enhance stockholder value. As we did with our in-licensing of milnacipran, we may seek to in-license compounds or acquire products or businesses. We have no agreements or understandings with respect to any acquisitions. Future acquisitions, however, may expose us to operational and financial risks, including:

  •
  exposure to unknown liabilities of acquired companies;

  •
  disruption of our business and diversion of our management's time and attention to developing acquired compounds or products;

  •
  incurrence of dilutive issuances of securities or substantial debt to pay for acquisitions;

  •
  higher than expected acquisition and integration costs;

  •
  inability to retain key employees of any acquired businesses; and

  •
  impairment of relationships with key collaborators, suppliers or customers of any acquired businesses due to changes in management or ownership.

        We also may devote resources to potential strategic transactions that we never complete or may fail to realize the anticipated benefit of any strategic transaction we do complete. Finally, we may incur unexpected costs in connection with the disposition of products or businesses, including our disposition of our PROSORBA column for which we indemnified Fresenius HemoCare for any losses related to patent or trademark infringement claims.

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

        We have incurred substantial losses during our history. For the years ended December 31, 2003, 2002 and 2001, we incurred net losses of $21.7 million, $1.0 million and $7.2 million, respectively. As of December 31, 2003, we had an accumulated deficit of approximately $126.3 million. Our ability to become profitable will depend upon our and Forest Laboratories' ability to develop, market and commercialize milnacipran with sufficient sales volumes, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next several years or become profitable in the foreseeable future and may never achieve profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or discontinue the completion of any proposed acquisitions or adversely affect our ability to realize the expected benefits of any completed acquisitions.

        Although Forest Laboratories has assumed responsibility for the development of milnacipran, we will incur certain non-reimbursable expenses in connection with such development. In addition, we will incur expenses in connection with the evaluation of potential acquisitions or other strategic transactions and additional expenses in the event we close any such transactions. Although we have an effective shelf registration statement for the sale of up to $88 million in our securities, we do not have any committed external sources of funding and we need to raise additional capital through the sale of equity. The amount of capital we will require will depend upon many factors, including but not limited to, the development strategy for milnacipran and the evaluation and potential closing of any strategic transactions. If we are unable to raise capital when we need it, we may have to scale back or discontinue the evaluation or completion of any proposed acquisitions or strategic transaction(s).

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish propriety rights.

        We may raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders' ownership percentage will be diluted. If we become eligible for any debt financing the financing may include covenants that restrict our operations, including limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish potential valuable rights to our potential products on terms that are not favorable to us.

We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income.

        Sales of our common stock in September 1991, October 1997, March 2002 and April 2003 may have caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable. This limitation will allow us to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes. Based upon the limitations of Section 382, we may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any. To the extent not used by us, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire. All unused federal net operating losses will expire 15 or 20 years after any year in which they were generated. The carryforward period is 15 years for losses incurred prior to 1998 and 20 years for losses incurred subsequent to 1997. Approximately $3.9 million in federal net operating losses expired in 2003 and approximately $2.0 million in federal net operating losses will expire in 2004. Our California tax loss carryforwards will begin to expire in 2006. As a result of the sale of common stock, ownership changes occurred in 1991, 1997, 2002 and 2003, which may result in a limitation to the use of our net operating loss carryforwards.

Our stock price will likely be volatile.

        The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2001 through December 31, 2003, the high and low closing sales prices for our common stock ranged from $0.77 to $15.19. For the first quarter of 2004 (through March 26, 2004), our high and low closing sales prices were $15.71 and $10.94. Our stock price has been and may continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

  •
  the results of clinical trials for milnacipran;

  •
  developments in our relationship with Forest Laboratories;

  •
  developments in our relationship with Pierre Fabre;

  •
  our entering into, or failing to enter into, an agreement for the acquisition of any products, technologies or companies, or an agreement with any corporate collaborator;

  •
  our available cash;

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

        As of February 1, 2004, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 28% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to effect an entrenchment of management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters.

        Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission and by the Nasdaq National Market, will result in increased costs to us as we evaluate the implications of these laws and regulations and respond to their requirements. These laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

Risks Related to Our Intellectual Property

We rely primarily on a method patent to protect our proprietary technology for the development of milnacipran, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

        Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology. The composition of matter patent for milnacipran (U.S. Patent 4,478,836) expired in June 2002. Accordingly, we rely on the patent for the method of synthesis of milnacipran (U.S. Patent 5,034,541), which expires on December 27, 2009 and was assigned to Pierre Fabre and licensed to us and on patents on the method of use of milnacipran to treat symptoms of FMS (U.S. Patent 6,602,911) and the method of use of milnacipran to treat symptoms of chronic fatigue syndrome (U.S. Patent 6,635,675) issued to us, to protect our proprietary technology with respect to the development of milnacipran. We have also filed additional patent applications related to milnacipran and to the use of milnacipran for FMS (and other related pain syndromes and disorders), although no patents have issued on these patent applications. Because there is limited patent protection for the composition of matter of milnacipran, other companies may be able to sell milnacipran in competition with us and Forest Laboratories unless we and Forest Laboratories are able to obtain additional protection through milnacipran-related patents or additional use patents that may issue from our pending patent applications or other regulatory exclusivity. It may be more difficult to establish infringement of methods of synthesis, formulation or use patents as compared to a patent on a compound. If we or Forest Laboratories are not able to obtain and enforce these patents, a competitor could use milnacipran for a treatment or use not covered by any of our patents.

        We also expect to rely on the United States Drug Price Competition and Patent Term Restoration Act, commonly known as the Hatch-Waxman Amendments, for protection of milnacipran or our other future products. The Hatch-Waxman Amendments provide data exclusivity for new molecular entities, such as that in milnacipran. Once a drug containing a new molecule is approved by the FDA, the FDA cannot accept an abbreviated NDA for a generic drug containing that molecule for five years, although the FDA may accept and approve a drug containing the molecule pursuant to an NDA supported by independent clinical data. Recent amendments have been proposed that would narrow the scope of Hatch-Waxman exclusivity and permit generic drugs to compete with our drug. After the Hatch-Waxman exclusivity period expires, assuming our patents are valid, we still expect to rely on our method of use patents to protect our proprietary technology with respect to the development of milnacipran. The patent positions of pharmaceutical companies are uncertain and may involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could result in significant expense to us, including diversion of the resources of management.

        Others may file patent applications or obtain patents on similar technology or compounds that compete with milnacipran for the treatment of FMS. We cannot predict the breadth of claims that will be allowed and issued in patent applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. We may infringe on intellectual property rights of others without being aware of the infringement. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.

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

Our ability to compete may decline if we do not adequately protect our proprietary rights.

        Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates and technologies and their uses as well as successfully defending these rights against third party challenges. We will only be able to protect our product candidates, proprietary technologies and their uses from unauthorized use by third parties to the extent that valid and enforceable patents or effectively-protected trade secrets cover them.

        Our ability to obtain patent protection for our products and technologies is uncertain due to a number of factors, including:

  •
  we may not have been the first to make the inventions covered by our pending patent applications or issued patents;

  •
  we may not have been the first to file patent applications for our product candidates or the technologies we rely upon;

  •
  others may independently develop similar or alternative technologies or duplicate any of our technologies;

  •
  our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

  •
  any or all of our pending patent applications may not result in issued patents;

  •
  we may not seek or obtain patent protection in all countries that will eventually provide a significant business opportunity;

  •
  any patents issued to us or our collaborators may not provide a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

  •
  some of our proprietary technologies may not be patentable;

  •
  others may design around our patent claims to produce competitive products which fall outside of the scope of our patents; or

  •
  others may identify prior art which could invalidate our patents.

        Even if we obtain patents covering our product candidates or technologies, we may still be barred from making, using and selling our product candidates or technologies because of the patent rights of others. Others may have filed and in the future are likely to file patent applications covering compounds, assays, genes, gene products or therapeutic products that are similar or identical to ours. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of central nervous system disorders and the other fields in which we are developing products. These could materially affect our ability to develop our product candidates or sell our products. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or technologies may infringe. These patent applications may have priority over patent applications filed by us. Disputes may arise regarding the ownership or inventorship of our inventions. It is difficult to determine how such disputes will be resolved. Others may challenge the validity of our patents. If our patents are found to be invalid we will lose the ability to exclude others from making, using or selling the inventions claimed therein.

        Some of our research collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired. In addition, in-licensed technology is important to our business. We generally will not control the patent prosecution, maintenance or enforcement of in-licensed technology.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly and an unfavorable outcome could harm our business.

        There is significant litigation in the industry regarding patent and other intellectual property rights. We may be exposed to future litigation by third parties based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. If our drug development activities are found to infringe any such patents, we may have to pay significant damages. There are many patents relating to chemical compounds and the uses thereof. If our compounds are found to infringe any such patents, we may have to pay significant damages. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against our company or our collaborators could lead to:

  •
  payment of damages, potentially treble damages, if we are found to have willfully infringed such parties' patent rights;

  •
  injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell products; or

  •
  we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.

As a result, we could be prevented from commercializing current or future products.

The patent applications of pharmaceutical and biotechnology companies involve highly complex legal and factual questions, which could negatively impact our patent position.

        The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. The United States Patent and Trademark Office's standards are uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. United States patents and patent applications may also be subject to interference proceedings and United States patents may be subject to reexamination proceedings in the United States Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.

        In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us. The laws of some countries do not protect intellectual property rights to the same extent as United States laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our product candidates.

        If we fail to obtain and maintain patent protection and trade secret protection of our product candidates, proprietary technologies and their uses, we could lose our competitive advantage and competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

ITEM 2.    Properties

        We currently occupy approximately 5,200 square feet of leased office space in San Diego, California. The San Diego facility houses our executive and administrative offices. The lease for this facility expires in July 2007 and contains monthly rental payments ranging from $13,465 to $15,753 over the lease term.

ITEM 3.    Legal Proceedings

        From time to time, in the normal course of business, we are involved in litigation arising out of our operations. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.    Market for our Common Equity and Related Stockholder Matters

        Our common stock is traded on the Nasdaq National Market under the symbol "CYPB." Prior to March 1, 2004, our stock was traded on the Nasdaq SmallCap Market. Set forth below are the high and low closing sales prices for our common stock for the periods indicated as reported on the Nasdaq National Market and the Nasdaq SmallCap Market, as applicable.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2002:
First Quarter	$4.26	$2.60
Second Quarter	4.13	1.60
Third Quarter	1.80	1.00
Fourth Quarter	2.83	1.20
Year Ended December 31, 2003:
First Quarter	$3.25	$2.30
Second Quarter	5.57	2.20
Third Quarter	8.66	4.27
Fourth Quarter	15.19	8.02
Year Ending December 31, 2004:
First Quarter (through March 26, 2004)	$15.71	$10.94

        As of March 1, 2004, there were approximately 800 holders of record of our common stock. On March 26, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $11.71 per share. We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business.

ITEM 6.    Selected Financial Data

        The following table presents our selected financial data. The statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data at December 31, 2003 and 2002 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data at December 31, 2001, 2000 and 1999 are derived from our audited financial statements not included in this Form 10-K. The information set forth below is not indicative of the results of future operations, particularly because we changed our business focus in 2001, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and the financial statements and the related notes thereto included in this Form 10-K.

	Years Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues:
Revenue from Fresenius agreement	$—	$6,400,000	$1,600,000	$2,975,208	$1,284,583
Product sales	—	—	—	—	588,120

	—	6,400,000	1,600,000	2,975,208	1,872,703
Costs and expenses:
Production costs	—	—	—	426,971	888,015
Sales and marketing	—	—	—	5,922,706	5,937,463
Research and development	11,644,494	5,178,853	3,785,919	1,880,086	1,889,933
General and administrative	4,336,014	3,123,465	4,367,401	3,331,869	3,689,739
Compensation expense (benefit)—variable stock options	5,879,277	(688,376)	784,874	—	—

	21,859,785	7,613,942	8,938,194	11,561,632	12,405,150
Other income (expense):
Interest income	121,679	199,678	434,363	633,523	496,740
Interest expense	(9,097)	(33,529)	(273,083)	(549,125)	(160,766)
Gain (loss) on sale and disposal of assets	4,931	(1,090)	(16,714)	—	2,411,532

	117,513	165,059	144,566	84,398	2,747,506

Net loss	$(21,742,272)	$(1,048,883)	$(7,193,628)	$(8,502,026)	$(7,784,941)

Net loss per share—basic and diluted	$(1.21)	$(0.09)	$(1.15)	$(1.40)	$(1.38)

Shares used in computing net loss per share—basic and diluted	17,924,353	11,572,101	6,249,917	6,052,905	5,630,495

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,524,646	$12,209,383	$5,867,083	$7,102,317	$11,569,966
Total assets	23,806,681	12,477,519	6,685,108	7,891,271	12,831,472
Long-term debt (net of current portion)	36,870	51,344	—	563,688	2,669,891
Deferred revenue	—	—	6,400,000	—	—
Total stockholders' equity (deficit)	22,129,122	11,785,137	(1,968,943)	4,099,228	7,744,853
Working capital (deficit)	22,049,874	11,680,864	(2,113,492)	4,520,806	10,074,546

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes and other related chronic pain and central nervous system disorders. Functional Somatic Syndromes refer to several related syndromes characterized more by symptoms, suffering and disability than by disease-specific abnormalities that are found upon physical examination and include many overlapping pain and psychiatric conditions such as Fibromyalgia Syndrome, or FMS, irritable bowel syndrome, non-cardiac chest pain and interstitial cystitis, or chronic pelvic pain. Our goal is to be the first to commercialize a product approved in the United States for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. We recently commenced a Phase III trial for milnacipran in the treatment of FMS. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of central nervous system drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. We are conducting our inital Phase III trial and will conduct our second Phase III trial in collaboration with Forest Laboratories. These two Phase III trials and any additional studies needed for regulatory approval could possibly be completed in 2006 and, if successful, a New Drug Application, or NDA, for FMS could possibly be submitted later in that year.

        We completed a Phase II trial evaluating milnacipran for the treatment of FMS in the Fall of 2002. The Phase II trial was a three-month, randomized, placebo-controlled study involving 14 sites and 125 FMS patients who were randomized to either milnacipran treatment or placebo. In this clinical trial, milnacipran was shown to provide statistically significant improvement in pain, the primary symptom of FMS. No unexpected safety concerns arose from this trial and there were no serious adverse events.

        We obtained an exclusive license for milnacipran from Pierre Fabre Medicament in 2001. Milnacipran has been marketed outside of the United States since 1997 as an antidepressant and has been used by over 2,000,000 patients worldwide. We have paid Pierre Fabre a total of $2.5 million, including upfront payments of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003. Additional payments to Pierre Fabre of up to a total of $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. Under our agreement with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote up to 25% of the total physician details.

        We are continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives that we believe may enhance stockholder value.

        In August 2002, we entered into a reformulation and new product agreement with Collegium Pharmaceutical, Inc. pursuant to which Collegium is attempting to develop reformulations of milnacipran and new products that are analogs of milnacipran. We estimate that we currently have additional obligations to Collegium under this agreement of approximately $0.1 million exclusive of milestone and royalty obligations and out-of-pocket expenses. If we pursue clinical development of a product candidate developed under this agreement, we would be obligated to pay Collegium milestone payments of up to $5.4 million in the aggregate upon achievement of defined clinical and regulatory objectives, as well as potential royalty payments based on the net sales of reformulated or new products. In October 2002, we also entered into a common stock issuance agreement with Collegium, pursuant to which Collegium may elect to be issued shares of our common stock, subject to certain conditions, in lieu of cash, for milestone payments.

        We are continuing to evaluate other various potential strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives that we believe may enhance stockholder value.

        We changed our business focus in 2001 based on our analysis of the economics related to the PROSORBA column and the potential market opportunities in the field of FMS, our initial focus in the area of Functional Somatic Syndromes. Prior to December 31, 2000, we were engaged in the product development and marketing of the PROSORBA column, a medical device, which was marketed for the treatment of rheumatoid arthritis and idiopathic thrombocytopenia purpura. On January 19, 2001, we sold to Fresenius HemoCare most of our assets related to the PROSORBA column, including the United States Food and Drug Administration Pre-Market Approval and applications for the PROSORBA column. Fresenius is now solely responsible for all ongoing clinical trials, regulatory support, and the marketing and distribution of the PROSORBA column as discussed below. We are responsible for prosecuting and maintaining the patents and trademarks related to the PROSORBA column. In addition, we agreed to indemnify Fresenius for any losses related to patent or trademark infringement claims.

        On January 19, 2001, we restructured our agreement with Fresenius to grant Fresenius an exclusive license to distribute the PROSORBA column in the United States, Europe and Latin America and, subject to certain conditions, Japan and select Asian countries. Fresenius assumed all of the sales, marketing and clinical efforts associated with the PROSORBA column worldwide. We also transferred to Fresenius most of our assets associated with the PROSORBA column. We received an upfront payment of $8.0 million, a portion of which reflected prepaid royalties on the sales of 10,000 PROSORBA columns in any year during the initial five years of the agreement.

        In light of lower sales than we and Fresenius anticipated when we restructured the agreement, in February 1, 2002, we and Fresenius further restructured the economic terms of the agreement pursuant to a Second Restructured Agreement dated February 1, 2002. Under the Second Restructured Agreement, we agreed that the $8.0 million upfront fee paid in January 2001 would cover the royalties on all sales of the PROSORBA column in the initial seven-year period commencing January 2001 and that this payment was non-refundable under any circumstances. We are not entitled to any additional royalty payments during the initial seven-year period of the agreement. In addition, whereas under the First Restructured Agreement, we were entitled to certain royalty payments on sales of the PROSORBA column after January 2006, pursuant to the terms of the Second Restructured Agreement, a contingent payment is due to us in the amount of $1.0 million if sales during the first seven years exceed 35,000 units, $2.0 million if they exceed 50,000 units and none if the sales are less than 35,000 units. Such payment, if any, will be due on January 30, 2008 and is non-refundable.

        As of December 31, 2003, we had working capital of approximately $22.0 million and an accumulated deficit of approximately $126.3 million. We received an upfront payment of $25.0 million from Forest Laboratories on January 9, 2004 (of which we owe $1.25 million to Pierre Fabre), which is not included in our working capital. Our future success depends on our ability to develop and market new products for the treatment of Functional Somatic Syndromes, such as FMS, and other related chronic pain and central nervous system disorders.

Revenue

        We currently are not generating any revenues from product sales and we do not expect to generate revenues from products sales for at least the next several years, if at all. We expect our revenues for the next several years to consist of payments under our current collaboration agreement and any additional collaborations, including the $25.0 million upfront payment received upon execution of the collaboration agreement with Forest Laboratories and any upfront payments under new agreements, research and related fees payable during the development term of the agreements and milestone payments contingent upon the achievement of agreed upon objectives. The amount of funding for development of milnacipran may change periodically as we jointly agree upon the number of our personnel assigned to the development efforts. Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.

Research and Development Expenses

        Our research and development expenses consist primarily of salaries and related personnel expenses for our research and development personnel, fees paid to external service providers, patient enrollment costs, fees and milestone payments under license and development agreements, and costs for facilities, supplies, materials and equipment. In 2003, fees paid to external service providers consisted primarily of costs associated with the clinical development of milnacipran, including clinical supply costs and clinical research organization costs. We charge all research and development expenses to operations as incurred.

        Beginning in January 2004, Forest Laboratories will pay the costs of the ongoing Phase III clinical trial of milnacipran. During 2004, we will continue to fund research and development for new product development, including payments under our reformulation and new product agreement with Collegium. Forest Laboratories has the option to acquire the rights to any new product developed under the Collegium agreement and would assume payment of expenses under this agreement if it exercises its option. We also will incur research and development expense for sublicense payments made to Pierre Fabre as well as any milestone payments if any become payable during the year. As a result of our agreement with Forest Laboratories, we expect our research and development expenses in 2004 to decline from 2003 levels. Because of the risks and uncertainties that are discussed in the "Risk Factors" section of this report, we are unable to estimate the specific timing and future costs of our research and development programs.

Results of Operations

Comparison of Years Ended December 31, 2003, 2002 and 2001

Revenues

        We had no revenue for the year ended December 31, 2003 compared to revenue of $6.4 million for the year ended December 31, 2002 and revenue of $1.6 million for the year ended December 31, 2001. In the first quarter of 2002, we recognized revenue of $6.4 million under the Second Restructured Agreement with Fresenius after the agreement was restructured and the upfront payment of $8.0 million made in 2001 became non-refundable. Prior to these modifications, we had accounted for the $8.0 million payment as deferred revenue, and had amortized this amount on a straight-line basis over five years, at the rate of $400,000 per quarter. Revenues for 2001 consisted of the first year of amortization of the upfront payment from Fresenius.

Research and Development

        Research and development expenses were $11.6 million for the year ended December 31, 2003, compared to $5.2 million for the year ended December 31, 2002 and $3.8 million for the year ended December 31, 2001. The increase in research and development expenses in 2003 compared to 2002 is primarily attributable to the non-cash charge in the amount of $5.0 million recognized during the second quarter of 2003 in connection with the issuance of 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock to Pierre Fabre as a license fee, a $1.0 million milestone payment paid to Pierre Fabre in September 2003 upon initiation of our Phase III clinical trial of milnacipran, costs incurred during 2003 of approximately $2.3 million in connection with our Phase III clinical trials for milnacipran, including expenses for clinical research organization and trial consultants, and higher bonuses for research and development executives accrued in the fourth quarter of 2003 following commencement of the Phase III clinical trial of milnacipran. During the year ended December 31, 2002, we incurred costs of approximately $2.9 million related to the Phase II clinical trial for milnacipran compared to corresponding costs of $0.4 million during 2003, as all costs associated with the Phase II trial were substantially completed by the first quarter of 2003. During

2002, we also incurred costs of approximately $412,000 in connection with a reformulation and new product agreement entered into with Collegium, which included an upfront payment in the amount of $150,000 as well as a project management fee of $250,000 and reimbursement of certain out-of-pocket expenses. During 2001, we incurred $1.5 million in licensing fees to Pierre Fabre for the licensing of milnacipran and costs of approximately $400,000 in connection with the filing of an investigational new drug, or IND, application for milnacipran with the FDA.

        In addition, as discussed below in "Compensation Expense—Variable Stock Options," we recorded $0.6 million of total compensation expense for variable stock options for 2003 related to research and development expenses. For 2002, we recorded $0.1 million of the compensation benefit for variable stock options related to research and development expenses and for 2001, we recorded $0.1 million of the compensation expense for variable stock options related to research and development expenses.

General and Administrative

        General and administrative expenses were $4.3 million for the year ended December 31, 2003, compared to $3.1 million for the year ended December 31, 2002 and $4.4 million for the year ended December 31 2001. The increase in general and administrative expenses from 2002 to 2003 was primarily due to increased executive bonuses accrued in the fourth quarter of 2003 and increased legal, consulting and travel costs related to business development activities in 2003, including costs incurred in connection with our collaboration agreement with Forest Laboratories. During 2002, we incurred initial set-up costs related to the implementation of a database for our physician and patient registries focused on patients with FMS and physicians that treat patients with FMS that were not incurred during 2003. The decrease in general and administrative expenses from 2001 to 2002 was primarily due to lower business development costs in 2002. In 2001, we experienced significant business development activity related to the execution of our license agreement with Pierre Fabre and our efforts to license other potential drug candidates for FMS. In 2002, our efforts were primarily focused on our Phase II clinical trial for our licensed compound, milnacipran.

        In addition, as discussed below in "Compensation Expense—Variable Stock Options," we recognized $5.2 million of total compensation expense for variable stock options for 2003 related to general and administrative expenses. For 2002, we recognized $0.6 million of the compensation benefit for variable stock options related to general and administrative expenses and for 2002, we recognized $0.7 million of the compensation expense for variable stock options related to general and administrative expenses.

Compensation Expense—Variable Stock Options

        In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"), Accounting for Certain Transaction Involving Stock Compensation—An Interpretation of APB 25. As a result, we recorded stock compensation expense totaling approximately $785,000, consisting of approximately $85,000 related to research and development expenses and approximately $700,000 related to general and administrative expenses, for the year ended December 31, 2001. During 2002, the intrinsic value of the common stock underlying the options declined, which means that our stock price declined. In accordance with FIN 44, we reversed approximately $688,000, consisting approximately of $74,000 related to research and development expenses and approximately $614,000 related to general and administrative expenses, of the cumulative $785,000 charge. During 2003, the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during the period (the closing price on December 31, 2003 was $15.03), so we recognized compensation expense of $5.9 million, consisting of approximately $0.6 million related to research and development expenses and approximately $5.2 million related to general and administrative expenses. In the event our stock price is above $15.03 on March 31, 2004, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $15.03).

Interest income

        Interest and other income, net, for the year ended December 31, 2003 was $122,000 compared to $200,000 for the year ended December 31, 2002 and $434,000 for the year ended December 31, 2001. The decrease in interest and other income during 2003 in comparison to 2002 is primarily due to a change in the composition of our cash and cash equivalents balance and lower market rates for our cash investments. During 2003, a majority of our cash balance was invested in short-term investments classified as "available-for-sale," whereby unrealized gains or losses are recorded as a component of stockholders' equity, compared to the corresponding period in 2002, during which our cash balance was primarily invested in money market accounts. The decrease in interest income in 2002 from 2001 was primarily due to lower market rates for our cash investments.

Interest expense

        Interest expense for the year ended December 31, 2003 was $9,000 compared to $34,000 for the year ended December 31, 2002 and $273,000 for the year ended December 31, 2001. The decreases in interest expense during 2003 compared to 2002 and during 2002 compared to 2001 were primarily due to lower outstanding debt. The remaining balance of our prior outstanding term loan was paid in full in July 2002.

Liquidity and Capital Resources

        At December 31, 2003, we had cash and cash equivalents of $0.9 million and short-term investments of $22.7 million for a total of $23.5 million compared to cash and cash equivalents of $7.2 million and short-term investments of $5.0 million for a total of $12.2 million at December 31, 2002. Working capital at December 31, 2003 totaled $22.0 million compared to $11.7 million at December 31, 2002. In January 2004, we received an upfront license payment of $25 million (of which we will pay $1.25 million to Pierre Fabre as a sublicense fee) from Forest Laboratories that is not reflected in our working capital at December 31, 2003. We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies. We have established guidelines relating to our investments to preserve principal and maintain liquidity.

        Net cash used in operating activities totaled $9.4 million for the year ended December 31 2003, compared to $9.0 million for the year ended December 31, 2002. The primary use of cash in both periods was to fund our net loss in the period.

        Net cash used in investing activities was $17.7 million for the year ended December 31, 2003, compared to $4.4 million for the year ended December 31, 2002. The increase in net cash used in investing activities from 2002 to 2003 was primarily a result of the purchase of short-term securities, net of the proceeds of the sale of short-term securities.

        Net cash provided by financing activities was $20.7 million for the year ended December 31, 2003, compared to $14.8 million for the year ended December 31, 2002. The increase in net cash provided by financing activities from 2002 to 2003 was primarily the result of the net proceeds of approximately $9.5 million from the private placement of our common stock and warrants to purchase our common stock completed in April 2003 and proceeds of approximately $11.2 million from the exercise of stock options and warrants during 2003, offset by net proceeds of approximately $15.3 million from the private placement of our common stock and warrants to purchase our common stock completed in March 2002.

        The following table summaries our long-term contractual obligations December 31, 2003 ($ in thousands):

	Total	Less than 1 year (2004)	1 - 3 years (2005 - 2007)	4 - 5 years (2008-2009)	More than 5 years (2010 +)
Capital leases, including interest payments	$60,230	$19,020	$41,210	$—	$—
Operating leases	643,642	170,864	472,778	—	—
Purchase obligations(1)	291,333	291,333	—	—	—

Total	$995,205	$481,217	$513,988	$—	$—

(1)
Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of December 31, 2003.

        Other commercial commitments include certain potential milestone, sublicense and royalty payments to Pierre Fabre and Collegium discussed in the "Overview" section. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above.

        Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from revenue from our collaboration agreement. Our current expected primary cash needs on both a short term and long-term basis are for the identification, acquisition or license, and development of potential future products, working capital and other general corporate purposes. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium, and costs of in-licensing or acquiring additional compounds, we estimate that based on our current business plan, we will require approximately $6.0 million to fund our operations for the year 2004. In the event we acquire, license or develop any new products, the amount to fund our operations for 2004 would increase. We expect the current trend of net losses to continue for at least the next several years as we seek to acquire, license or develop additional products for the treatment of Functional Somatic Syndromes. Such losses may fluctuate, and the fluctuations may be substantial.

        Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at December 31, 2003, as well as the $25.0 million upfront payment received from Forest Laboratories in January 2004, net of our payment to Pierre Fabre, are sufficient to fund operations for the next several years. Our expected primary cash needs on both a short term and long-term basis are for the identification, acquisition or license, and development of potential future products, working capital and other general corporate purposes. In order to acquire or develop additional products for the treatment of Functional Somatic Syndromes, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:

  •
  the costs of in-licensing drug candidates for the treatment of Functional Somatic Syndromes;

  •
  the costs and progress of our clinical trials;

  •
  the ability of our collaborators and us to reach milestones, and other events or developments under our collaboration agreements;

  •
  results of our research and development efforts;

  •
  the costs and timing of regulatory approvals;

  •
  the costs of commercialization of any future products; and

  •
  the extent to which we acquire or invest in other products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions.

Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future capital needs through public or private equity offerings, including under our shelf registration statement that was declared effective by the SEC on January 16, 2004, registering a total dollar amount of $88 million of our common stock, debt financings or collaboration and licensing arrangements, as well as interest income earned on cash balances. We do not currently have any commitments for future external funding. We may not be able to raise additional capital through such sources and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we may be required to delay, scale back or eliminate some or all of our planned research and development activities related to the development of milnacipran and any future additional product candidates.

        To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, licenses for research and development, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are some of the more critical accounting policies that affect the significant judgments and estimates used in the preparation of our financial statements (see also the notes to our financial statements).

Revenue Recognition

        In accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenue is deferred for fees received before earned.

Licenses for Research and Development

        We expense research and development costs as they are incurred pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses. In connection with our agreement with Pierre Fabre, we paid upfront fees of $1.5 million and a $1.0 million milestone payment in September 2003 and are also obligated to make additional payments based on meeting certain clinical and regulatory milestones. The total payments to date of $2.5 million have been expensed pursuant to SFAS No. 2. We also issued Pierre Fabre 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock in the second quarter of 2003 in connection with the second restated license agreement. Pursuant to SFAS No. 2, the additional license consideration in the form of these equity instruments has been expensed as the ultimate commercialization of the related product is uncertain and the technology has no alternative uses. Additionally, in connection with our agreement with Collegium, the upfront and project management fees paid to Collegium have been expensed pursuant to SFAS No. 2, as well as the other direct costs incurred in connection with the agreement.

Stock Based Compensation

        We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, as amended by SFAS No. 123 ("FAS 123"), Accounting for Stock Based Compensation. Accordingly, we ordinarily recognize no compensation expense for stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of grant. The value of options or stock awards issued to non-employees has been determined in accordance with FAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with selling Goods and Services, and is periodically re-measured as the options vest. For the years ended December 31, 2003 and 2002, we recorded compensation expense of $351,159 and $143,363, respectively, related to options issued to consultants.

        In June 2001, we entered into an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"), Accounting for Certain Transaction Involving Stock Compensation—An Interpretation of APB 25. Pursuant to FIN 44, the intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the term of the option and amortized over the vesting period. During the year ended December 31, 2003, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price, we recognized compensation expense of $5,879,277. However, due to a decline in our stock price during the year ended December 31, 2002, we reversed $688,376 of the cumulative compensation charge. In the event our stock price is above $15.03 (closing price on December 31, 2003) on March 31, 2004, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $15.03). Pursuant to the option cancel and re-grant program, options with certain exercise prices held by certain of our employees, including executive officers, and directors were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the program was effected.

Valuation Allowance for Deferred Tax Assets

        A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have a history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future taxable income in the near future in order to realize the benefit of the deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets in the amount of $38.6 million as of December 31, 2003 based on our history of losses. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to our effective tax rate.

Recent Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to certain guarantees issued before December 31, 2002. The Company adopted FIN No. 45 disclosure requirements as of December 31, 2002. The adoption of the provisions for recognition and initial measurement did not have a material impact on the Company's financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

        In December 2003, the FASB issued a revision to FASB Interpretation No. 46 ("FIN 46R"), Consolidation of Variable Interest Entities. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities. FIN 46R is effective immediately for all new variable interest entities created or acquired after December 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk

        We invest our excess cash in United States government securities, certificates of deposit and money market funds with strong credit ratings. As a result, our interest income is most sensitive to changes in the general level of United States interest rates. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 8.    Financial Statements and Supplementary Data

        Refer to the Index on Page F-1 of the Financial Report included herein.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

        Our directors and executive officers, the positions held by them and their ages as of March 26, 2004 are as follows:

NAME	AGE	POSITION
Jay D. Kranzler, M.D., Ph.D.(1)	46	Chief Executive Officer and Chairman of the Board of Directors
R. Michael Gendreau, M.D., Ph.D.	48	Vice President of Research and Development and Chief Medical Officer
Sabrina Martucci Johnson	37	Chief Financial Officer and Vice President
Denise L. Woolard	34	Vice President of Business and Legal Affairs and Corporate Secretary
Jack H. Vaughn(2)(3)	83	Director
Samuel D. Anderson(2)(3)(4)	68	Director
Jon W. McGarity(3)(5)	62	Director
Jean-Pierre Millon(4)(5)	53	Director

(1)
Member of the Non-Executive Officer Stock Option Committee
(2)
Member of Audit Committee
(3)
Member of Compensation Committee
(4)
Member of Nominating Committee
(5)
Member of the New Product Committee

        JAY D. KRANZLER, M.D., Ph.D., was appointed as our Chief Executive Officer and Vice-Chairman in December 1995. In April 1998, Dr. Kranzler was appointed as Chairman of the Board. From January 1989 until August 1995, Dr. Kranzler served as President, Chief Executive Officer and a director of Cytel Corporation, a publicly held biotechnology company. Dr. Kranzler has been an adjunct member of the Research Institute of Scripps Clinic since January 1989. Before joining Cytel, from 1985 to January 1989, Dr. Kranzler was employed by McKinsey & Company, a management-consulting firm, as a consultant specializing in the pharmaceutical industry. Dr. Kranzler has an M.D. with a concentration in psychiatry and a Ph.D. in pharmacology from Yale University. He graduated summa cum laude from Yeshiva University.

        R. MICHAEL GENDREAU, M.D., Ph.D., was appointed as our Vice President of Research and Development and Chief Medical Officer in December 1996 and is currently serving as the Vice President of Development and Chief Medical Officer. Dr. Gendreau joined us in 1994 and held various positions from 1994 through 1996, including Executive Director of Scientific Affairs. From 1991 to 1994, Dr. Gendreau was Vice President of Research and Development and Chief Medical Officer for MicroProbe Corporation, a developer and manufacturer of DNA probe-based diagnostic equipment. Dr. Gendreau has a B.S. in chemistry from Ohio University and an M.D./Ph.D. in medicine and pharmacology from the Ohio State University.

        SABRINA MARTUCCI JOHNSON was appointed as our interim Chief Financial Officer in February 2002 and in April 2002, she was appointed as our Vice President and Chief Financial Officer. Ms. Johnson served as our Vice President of Marketing from March 2001 to April 2002. Ms. Johnson joined us in August of 1998 and held various positions from 1998 through 2000, including Product Director, Executive Director of Marketing and Sales, and Vice President of Marketing and Sales. From 1993 to 1998, Ms. Johnson held marketing and sales positions with Advanced Tissue Sciences and Clonetics. Ms. Johnson began her career in the biotechnology industry in 1990 as a research scientist with Baxter Healthcare, Hyland Division. Ms. Johnson has an MBA from the American Graduate School of International Management (Thunderbird), a MSc. in Biochemical Engineering from the University of London and a BSc. in biomedical engineering from Tulane University.

        DENISE L. WOOLARD was appointed as our Vice President of Business and Legal Affairs and Corporate Secretary in February 2004. Prior to joining us, from September 1997 until January 2004, Ms. Woolard worked as a corporate attorney at the law firm of Cooley Godward LLP. Ms. Woolard has a B.A. from Old Dominion University and a J.D. from the University of San Diego, School of Law.

        JACK H. VAUGHN has served as a director since 1991. Mr. Vaughn is a retired foreign service officer, his last post having been ambassador to Colombia from 1969 to 1970. Prior to that assignment, Mr. Vaughn served as director of the Peace Corps. In 1986, he became the founding chairman of Conservation International. He was a director of Columbia Pictures from 1978 to 1981 and of Allegheny Western Energy Corporation from 1980 to 1987.

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

        JOHN W. MCGARITY has served as a director since March 2004. Mr. McGarity is the President and Chief Executive Officer of EthiX Associates, which he founded in 1996 and which is a company that provides executive consulting services in pharmaceutical/biotech/healthcare business planning, strategy and development. Prior to establishing EthiX Associates, Mr. McGarity was the Vice Chairman, President and Chief Operating Officer of Pharmaceutical Marketing Services, Inc., which provided marketing and information services to the global pharmaceutical/healthcare industry. Mr. McGarity is a member of the board of the Global Advisory Council, American Graduate School of International Management, Thunderbird and is the Vice Chairman of the Board of Directors of the Arizona BioIndustry Association.

        JEAN-PIERRE MILLON has served as a director since March 2004. Mr. Millon currently is Chairman of the Board of Prometheus Laboratories, a specialty pharmaceutical company, and Medical Present Value, Inc., a medical services company. He joined the Caremark Rx board in March 2004 as a result of the acquisition of Advance PCS by Caremark Rx. Mr. Millon had served on the board of Advance PCS for three years. Mr. Millon joined PCS Health Systems, Inc. in 1995, where he served as its President and Chief Executive Officer from June 1996 to September 2000. Prior to joining PCS Health Systems, Mr. Millon served as an executive and held several leadership positions with Eli Lilly and Company, the former parent company of PCS Health Systems, Inc.

Audit Committee and Related Matters

        Our board of directors has a standing audit committee composed of two directors: Mr. Vaughn (Chairman) and Mr. Anderson. We currently do not have an audit committee member who meets the qualifications of an "audit committee financial expert," as defined in applicable SEC rules, and are currently in the process of searching for a new board member who will meet the qualifications of an audit committee financial expert. An "audit committee financial expert" is a person who has (i) an understanding of generally accepted accounting principles and financial statements, (ii) the ability to assess the general application of said principles in connection with the accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements of comparable breadth and complexity to the Company's or experience supervising others who do, and (iv) an understanding of internal controls and procedures.

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

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics, which covers all employees, including our principal executive, financial and accounting officers. A copy of our Code of Business Conduct and Ethics is posted on our website, www.cypressbio.com. We also will post on our website any waiver or amendment (other than technical, administrative and other non-substantive amendments) to our Code of Business Conduct and Ethics that is granted to or affects the duties of any of our directors or our principal executive, financial and accounting officers. Such posting will be made within five business days after the date of the waiver or amendment and will remain on the website for at least twelve months.

ITEM 11.    Executive Compensation

Compensation of Directors

        In March 2003, our board of directors adopted resolutions providing for quarterly payments of $4,000 to each of our non-employee directors for such person's service as a director. Our board of directors also approved: (1) the payment of an annual retainer of $3,000 to each of our non-employee directors for such person's service on a committee of the board, provided that such committee member must attend at least 75% of the applicable committee meetings in any calendar year in order to receive such compensation and (2) the payment of an additional $5,000 to any non-employee director who serves as chair of a committee of the board, provided that such person must attend at least 75% of the applicable committee meetings in any calendar year in order to receive such compensation.

        In the fiscal year 2003, our non-employee directors received the following compensation for such person's service as a director and/or member of a committee of the board: Mr. Anderson—$30,500; Dr. Keller—$22,000; Dr. Kessel—$23,000; Dr. Nemeroff—$22,000; and Mr. Vaughn—$26,500. Directors who are also our employees do not receive any fee for their service as directors. None of our directors previously received any fees for their service on any committee of our board of directors. All of our directors are reimbursed for their out-of-pocket travel and accommodation expenses incurred in connection with their service as our directors.

        Each of our directors may receive stock option grants under the 1996 Equity Incentive Plan (the "1996 Plan") and the 2000 Equity Incentive Plan, as amended (the "2000 Plan"). In April 2001, our board of directors approved automatic yearly option grants for each of its non-employee directors. Accordingly, on January 1, 2003, each non-employee director was automatically granted under the 2000 Plan, without further action, an option to purchase 5,000 shares of our common stock (the "2003 Automatic Grants"). The exercise price of the 2003 Automatic Grants was $2.70, which was the fair market value of our common stock on the date the 2003 Automatic Grants were made. The 2003 Automatic Grants vest on a daily basis over a period of one year. The term of the 2003 Automatic

Grants is ten years. In addition, on March 27, 2003, we made the following discretionary option grants to our directors under the 2000 Plan:

Name	Shares Underlying Options(#)
Samuel D. Anderson	73,020
Martin B. Keller(1)	127,706
Lawrence J. Kessel(1)	71,850
Charles B. Nemeroff(1)	108,956
Jack H. Vaughn	74,036
Jay D. Kranzler	342,365

(1)
Drs. Nemeroff, Keller and Kessel resigned from our board of directors effective March 25, 2004 to assume active roles as our consultants. Dr. Nemeroff and Dr. Keller will continue to serve as members of our scientific advisory boards.

        In March 2003, our board of directors adopted resolutions providing for an increase to the automatic yearly option grants for each non-employee director from 5,000 to 13,000 shares of our common stock and an initial grant of an option to purchase 32,000 shares of our common stock to be made to each non-employee director upon initial election or appointment to the board. In March 2004, upon appointment to our board, Mr. Millon and Mr. McGarity each received an option to purchase 32,000 shares of our common stock.

        In April 2001, our board of directors adopted a resolution providing that the vesting of all existing and future automatic yearly stock options held or acquired by non-employee directors will be accelerated upon a change of control in the Company which includes the sale of substantially all of our assets, specified types of merger, or other corporate reorganization. In addition, in March 2003, our directors approved the vesting of all future stock options granted to directors (in addition to any automatic annual grants) upon a change in control of the Company.

        In the fiscal year 2003, we also had consulting arrangements with certain of our non-employee directors as described under the caption "Certain Relationships and Related Transactions."

Compensation of Executive Officers

        The following table shows for the fiscal years ended December 31, 2003, 2002 and 2001, compensation awarded or paid to, or earned by, our Chief Executive Officer and our two other most highly compensated executive officers, for whom salary and bonus for services rendered to us was in excess of $100,000 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Base Salary($)		Bonus($)		Shares Underlying Options(#)	All Other Compensation ($)
Jay D. Kranzler Chief Executive Officer and Chairman of the Board	2003 2002 2001	$470,421 438,102 438,000	(3)	$	— — —	842,365 331,990 126,136	$30,096 12,674 12,060	(1) (2) (4)
R. Michael Gendreau Vice President, Development and Chief Medical Officer	2003 2002 2001	$211,458 194,940 230,000		$	— — —	47,452 116,951 16,276	$12,000 11,000 10,500	(5) (6) (7)
Sabrina Martucci Johnson(8) Chief Financial Officer and Vice President	2003 2002 2001	$165,000 141,040 106,418		$	— — —	26,490 98,375 13,750	$12,000 11,000 9,442	(9) (10) (11)

(1)
Includes $18,096 paid by us on behalf of Dr. Kranzler for life insurance and disability insurance premiums during 2003, and $12,000 in contributions made by us on behalf on Dr. Kranzler under our 401(k) plan during 2003.

(2)
Includes $1,674 paid by us on behalf of Dr. Kranzler for life insurance premiums during 2002, and $11,000 in contributions made by us on behalf on Dr. Kranzler under our 401(k) plan during 2002.

(3)
Includes $11,000 of salary payments for 2000 pursuant to the January 2001 third amendment to the employment agreement for Dr. Kranzler.

(4)
Includes $1,560 paid by us on behalf of Dr. Kranzler for life insurance premiums during 2001, and $10,500 in contributions made by us on behalf on Dr. Kranzler under our 401(k) plan during 2001.

(5)
Represents $12,000 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan during 2003.

(6)
Represents $11,000 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan during 2002.

(7)
Represents $10,500 in contributions made by us on behalf of Dr. Gendreau under our 401(k) plan during 2001.

(8)
As a result of her employment with Fresenius, in connection with our restructuring of our agreement with Fresenius, Ms. Johnson's employment as our Vice President Marketing and Sales terminated in January 2001. Ms. Johnson was employed as a consultant by us prior to March 20, 2001, when she was rehired by us as our Vice President Marketing.

(9)
Represents $12,000 in contributions made by us on behalf of Ms. Johnson under our 401(k) plan during 2003.

(10)
Represents $11,000 in contributions made by us on behalf of Ms. Johnson under our 401(k) plan during 2002.

(11)
Represents $9,442 in contributions made by us on behalf of Ms. Johnson under our 401(k) plan during 2001.

        On January 15, 2004, Dr. Kranzler, Dr. Gendreau and Ms. Johnson were issued bonuses of $500,000, $100,000 and $104,000, respectively, all of which became payable upon the execution of our collaboration agreement with Forest Laboratories.

STOCK OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

        We grant options to our executive officers under our 1996 Plan and our 2000 Plan. As of December 31, 2003, options to purchase a total of 745,879 shares were outstanding under the 1996 Plan and options to purchase 16,873 shares remained available for grant under the 1996 Plan. As of December 31, 2003, options to purchase a total of 2,556,506 shares were outstanding under the 2000 Plan and options to purchase 1,361,767 shares remained available for grant under the 2000 Plan. The number of shares available for issuance under the 2000 Plan is calculated such that the total number of shares reserved for issuance under both the 1996 Plan and the 2000 Plan, in the aggregate, is increased quarterly such that the number equals 21.1% of the number of shares of our common stock issued and outstanding.

Option Grants in Last Fiscal Year

        The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended December 31, 2003:

	Individual Grants
			% of Total Options Granted to Employees in Fiscal Year(%)(1)
								Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term($)(2)
	Shares Underlying Options Granted (#)
Name					Exercise Price Per Share($)		Expiration Date
								5%		10%
Jay D. Kranzler	342,365 500,000	(3) (4)	31 44	% %	$ $	2.51 4.53	3/27/2013 8/11/2013	$ $	540,432 1,424,446	$ $	1,369,561 3,609,827
R. Michael Gendreau	47,452	(3)	4%			$2.51	3/27/2013		$74,904		$189,822
Sabrina Martucci Johnson	26,490	(3)	2%			$2.51	3/27/2013		$41,815		$105,968

(1)
Based upon options to purchase a total of 1,120,468 shares of our common stock granted to employees in 2003.

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

(3)
25% of such options vested immediately, with the remainder vesting ratably and daily over a four-year period beginning on the date of grant.

(4)
Such options vest ratably and daily over a four-year period beginning on the date of grant; provided, however, that the vesting of 25% of any unvested shares will be accelerated in the event that the Company in-licenses a compound in a transaction approved by the Board.

Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year End Option Values

        During the year ended December 31, 2003, no options were exercised by any of the Named Executive Officers. The following table sets forth certain information, as to each of the Named Executive Officers, concerning the number of shares subject to both exercisable and unexercisable stock options held as of December 31, 2003. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's common stock as of December 31, 2003. There were no stock appreciation rights outstanding at December 31, 2003.

	Number of Shares Underlying Unexercised Options at Fiscal Year End (#)
			Value of Unexercised In-The-Money Options at Fiscal Year End ($)(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Jay D. Kranzler	780,116	924,024	$7,526,428	$3,122,019
R. Michael Gendreau	132,752	100,027	$1,433,687	$851,049
Sabrina Martucci Johnson	60,426	78,189	$736,196	$735,797

(1)
Calculation based upon $15.03 per share, the closing sales price of the underlying shares of common stock as reported on The Nasdaq SmallCap Market on December 31, 2003, less exercise price.

Employment, Severance and Change of Control Agreements

        In August 2003, we entered into an amended and restated employment agreement with Jay D. Kranzler, M.D., Ph.D., our Chairman of the board of directors and Chief Executive Officer, which superseded the employment agreement entered into with him in December 1995. The initial term of the amended and restated agreement expires in August 2006, subject to automatic renewal for two one year periods following August 2006. The amended and restated agreement provides for an annual base salary, which may be adjusted periodically in the sole discretion of the board of directors. Dr. Kranzler's current salary is set at $495,185. In addition to his base salary, Dr. Kranzler is eligible for (i) a special cash bonus of $500,000, payable in a lump sum, upon the announcement of a strategic transaction for the development and commercialization of milnacipran approved by the board of directors (such bonus was paid on January 15, 2004), and (ii) an annual bonus equal to an amount up to 66 2/3% of his base salary within ninety days after the end of each fiscal year. The annual bonus amount, if any, shall be based on Dr. Kranzler's performance as evaluated by the board of directors in its sole discretion. Pursuant to the amended and restated agreement, Dr. Kranzler was also granted an option to purchase 500,000 shares of common stock under the 2000 Equity Incentive Plan. In addition, we are required to provide Dr. Kranzler with $2 million of life insurance coverage. The amended and restated agreement is terminable by Dr. Kranzler at any time upon 30 days' prior written notice. In the event that Dr. Kranzler is terminated without cause, Dr. Kranzler terminates his employment for good reason (as set forth in the agreement), or his agreement expires and he is not rehired, Dr. Kranzler is entitled to severance payments equal to eighteen months of his base salary, with twelve months of the base salary payable in a lump sum within ten days following the termination date, and the remaining six months of base salary payable ratably over the six months following the termination date; provided that the entire eighteen months of base salary is payable in a lump sum if the termination occurs following a change in control. In addition, in the event that Dr. Kranzler is terminated without cause or terminates his employment for good reason, Dr. Kranzler will also be entitled to (i) accelerated vesting of all of his outstanding stock options, and (ii) continued coverage under group life, health, accident, disability and hospitalization insurance at the levels in effect for Dr. Kranzler at the termination date for a period of two years. In the event that Dr. Kranzler dies, we are required to pay Dr. Kranzler's legal representatives payments equal to twelve months of his base salary reduced by any amounts paid or to be paid by the insurance coverage that we provide for the benefit of Dr. Kranzler, including life insurance. In the event that Dr. Kranzler becomes disabled (as set forth in the agreement) and we elect to terminate his employment, Dr. Kranzler is entitled to receive his base salary until disability insurance payments commence, subject to maximum payments by us equal to twelve months of his base salary. In addition, all of Dr. Kranzler's outstanding options will immediately vest upon his death or disability. In the event that any amounts paid to Dr. Kranzler constitute excess parachute payments under Section 280G of the Internal Revenue Code of 1986, we will pay to Dr. Kranzler an amount equal to any excise taxes payable by him with respect to such payments, up to a total of $250,000.

        In February 2004, we entered into an employment agreement with Denise Woolard, our Vice President of Business and Legal Affairs and Secretary. The initial term of the agreement expires in February 2006, subject to automatic renewal for one year periods following February 2006. Pursuant to the agreement, Ms. Woolard's base salary is currently set at $225,000 per year. For 2004, Ms. Woolard is entitled to receive a minimum cash bonus equal to 25% of her then-effective base salary, payable in a lump sum on a date within 45 days of December 31, 2004. For future years, in addition to her base salary, Ms. Woolard is eligible to receive a cash bonus based on her performance during each fiscal year, as evaluated by our Chief Executive Officer and the board in their discretion. Pursuant to the agreement, Ms. Woolard was also granted an option to purchase 100,000 shares of common stock under our 2000 Equity Incentive Plan. The agreement is terminable by Ms. Woolard at any time upon 30 days' prior written notice. In addition, in the event that Ms. Woolard is terminated without cause, Ms. Woolard terminates her employment for good reason (as set forth in the agreement), or her agreement expires and is not renewed after February 2006, Ms. Woolard is entitled to a severance payment equal to an amount that may range from six months of her base salary to twelve months of her base salary depending on her date of termination, payable in a lump sum. In addition, if Ms. Woolard is terminated without cause or terminates her employment for good reason, Ms. Woolard will also be entitled to (i) up to 12 months' accelerated vesting of her outstanding stock options, in each case depending on her date of termination, and (ii) continued coverage under group health insurance at the levels in effect for Ms. Woolard at the termination date for a period of 12 months. If Ms. Woolard is terminated without cause within one month before or within 13 months after a change in control, she is entitled to (i) severance payments equal to twelve months of her base salary, payable in a lump sum, (ii) accelerated vesting of all of her outstanding stock options, and (iii) continued coverage under group health insurance at the levels in effect for Ms. Woolard at the termination date for a period of 12 months.

        Pursuant to resolutions approved by our board of directors in April 2001 and March 2003, upon a change in control of the Company, which includes the sale of all or substantially all of our assets, specified types of merger, or other corporate reorganization, all options to purchase our common stock held by our directors and officers will immediately vest.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table sets forth certain information as of December 31, 2003 regarding our equity compensation plans that were approved by our stockholders. As of December 31, 2003, we did not have any equity compensation plans that were not approved by our stockholders.

Name of plan	(a) Number of securities to be issued upon exercise of options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
1996 Equity Incentive Plan	745,879	$2.35	16,873
2000 Equity Incentive Plan(1)	2,556,506	$3.40	1,361,767
Total	3,302,385	$3.17	1,378,640

(1)
The number of shares available for issuance under the 2000 Plan is calculated such that the total number of shares reserved for issuance under both the 1996 Plan and the 2000 Plan, in the aggregate, is increased quarterly such that the number equals 21.1% of the number of shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the ownership of our common stock as of February 1, 2004 by: (i) all those known by us to be beneficial owners of more than 5% of our common stock; (ii) each of our Named Executive Officers; (iii) each of our directors; and (iv) all of our Named Executive Officers and directors as a group.

Beneficial Owner of Common Stock(1)	Amount And Nature Beneficial Ownership of Common Stock		Percent of Class of Common Stock(2)
Paramount Capital Asset Management, Inc. 787 Seventh Avenue, 44th Floor New York, NY 10019	2,210,848	(3)	9.8%
Pierre Fabre Medicament Parc Industriel de la Chartreuse 1 81106 Castres, Cedex France	1,300,000	(4)	5.8%
ProQuest Investments c/o Pasquale DeAngelis 600 Alexander Park, Suite 204 Princetown, NJ 08540	2,003,514	(5)	8.7%
R. Michael Gendreau	152,776	(6)	*
Sabrina Martucci Johnson	66,994	(7)	*
Jay D. Kranzler	1,039,694	(8)	4.5%
Samuel D. Anderson	75,663	(9)	*
Jon W. McGarity	—		*
Jean-Pierre Millon	—		*
Jack H. Vaughn	63,516	(10)	*
All Directors and Executive Officers as a Group (8 persons)	1,398,643	(11)	6.0%

*
Less than 1%

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and Schedule 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Except as shown otherwise in the table, the address of each stockholder listed is in care of Cypress Bioscience, Inc. at 4350 Executive Drive, Suite 325, San Diego, California, 92121.

(2)
Percentage of beneficial ownership is based upon 22,267,280 shares of our common stock outstanding as of February 1, 2004, adjusted as required by rules promulgated by the SEC.

(3)
Lindsay A. Rosenwald, MD is the managing member of Orion Biomedical GP, L.L.C. ("Orion GP"). Orion GP is the general partner to Orion Biomedical Fund, L.P. and Orion Biomedical Offshore Fund, L.P. (collectively, the "Orion Funds"). Dr. Rosenwald is also chairman and sole stockholder of Paramount BioCapital Asset Management, Inc. ("PBAM"), which is the managing member of each of Aries Select I L.L.C. ("Aries I") and Aries Select II L.L.C. ("Aries II"), each a Delaware limited liability company, and is investment manager of Aries Select Ltd., a Cayman Islands exempted company ("Aries Ltd.", and collectively with Aries I and Aries II, the "Aries Funds"). As a result, Dr. Rosenwald and PPAM may be deemed to have voting and investment control over the securities of the issuer owned by the Aries Funds under Rule 16-a(a)(1) of the Exchange Act. Additionally, Dr. Rosenwald and Orion GP may be deemed to have voting and investment control over the securities of the issuer owned by the Orion Funds under Rule 16-a(a)(1) of the Exchange Act. The Aries Funds collectively beneficially own 1,784,523 shares of our common stock. The Orion Funds collectively beneficially own 192,286 shares of our common stock. Dr. Rosenwald currently owns warrants to purchase 234,039 shares of our common stock. Dr. Rosenwald and PBAM disclaim beneficial ownership of the securities held by the Aries Funds, and Dr. Rosenwald and Orion GP disclaim beneficial ownership of the securities held by the Orion Funds, except to the extent of their pecuniary interest therein, if any.

(4)
Includes warrants to purchase 300,000 shares of our common stock.

(5)
Includes (i) 375,070 shares of our common stock and warrants to purchase 192,718 shares of our common stock held by ProQuest Investments L.P., (ii) 4,813 shares of our common stock and warrants to purchase 2,498 shares of our common stock held by ProQuest Companion Fund, L.P., (iii) 918,276 shares of our common stock and warrants to purchase 476,574 shares of our common stock held by ProQuest Investments II, L.P., and (iv) 22,096 shares of our common stock and warrants to purchase 11,469 shares of our common stock held by ProQuest Investments II Advisors Fund, L.P. ProQuest Associates LLC, a Delaware limited liability company, is General Partner of ProQuest Investments, L.P., a Delaware limited partnership and ProQuest Companion Fund L.P., a Delaware limited partnership. ProQuest Associates II LLC, a Delaware limited liability company, is General Partner of ProQuest Investments II, L.P., a Delaware limited partnership and ProQuest Investments II Advisors Fund, L.P., a Delaware limited partnership.

(6)
Includes 139,751 shares of our common stock issuable pursuant to options exercisable within 60 days of February 1, 2004 by Dr. Gendreau.

(7)
Represents 66,994 shares of our common stock issuable pursuant to options exercisable within 60 days of February 1, 2004 by Ms. Johnson.

(8)
Includes 101,319 shares or our common stock held by Dr. Kranzler and 734,403 shares of our common stock issuable pursuant to options exercisable within 60 days of February 1, 2004. Also includes 79,180 shares of our common stock held by our 401(k) plan for which Dr. Kranzler, as trustee of the 401(k) plan, has voting rights to such shares and 124,792 shares of our common stock held by the Kranzler Living Trust, for which Dr. Kranzler is a trustee.

(9)
Includes 66,038 shares of our common stock issuable pursuant to options exercisable within 60 days of February 1, 2004. Such shares are held by the Samuel D. Anderson Trust, for which Mr. Anderson is the sole trustee.

(10)
Includes 41,391 shares of our common stock issuable pursuant to options exercisable within 60 days of February 1, 2004 by Mr. Vaughn.

(11)
Includes 1,048,577 shares of our common stock issuable pursuant to options exercisable within 60 days of February 1, 2004.

ITEM 13.    Certain Relationships and Related Transactions

        We have employment agreements with our Chief Executive Officer and Vice President of Business and Legal Affairs, as described under the caption "Employment, Severance and Change of Control Agreements." We have also granted stock options to certain of our directors and executive officers. See "Executive Compensation." In January 2003, each of our non-employee directors received options to purchase 5,000 shares of our common stock pursuant to an automatic grant under our 2000 Plan. In March 2003, we also made the following grants of options to purchase our common stock to our directors and executive officers:

Name	Shares Underlying Options(#)
Samuel D. Anderson	73,020
R. Michael Gendreau	47,452
Sabrina Johnson	26,490
Martin B. Keller(1)	127,706
Lawrence J. Kessel(1)	71,850
Jay D. Kranzler	342,365
Charles B. Nemeroff(1)	108,956
Jack H. Vaughn	74,036

(1)
Drs. Keller, Kessel and Nemeroff resigned from our board of directors effective March 25, 2004, to assume active roles as our consultants. Dr. Nemeroff and Dr. Keller will continue to serve as members of our scientific advisory boards.

        On June 27, 2001, we implemented an option cancel and re-grant program. As a condition to participating in the option cancel and re-grant program, optionees who elected to surrender their old options for replacement options had to exercise at least 20% of the replacement options on June 27, 2001. Dr. Kranzler exercised his option to purchase 101,319 shares pursuant to a promissory note that was issued by us and was secured by his stock. The outstanding principal amount of the promissory note was due on June 27, 2006, and the interest was payable annually. The principal amount of the loan was $189,973 and the interest rate was variable, adjusted monthly and was two points above the federal funds rate. In January 2004, the principal amount of the loan and related interest was paid in full.

        On March 25, 2004, we entered into consulting agreements (the "2004 Consulting Agreements") with Drs. Martin B. Keller, Lawrence J. Kessel and Charles B. Nemeroff (the "Consultants") in connection with their resignations from our board of directors to roles as our Consultants. The 2004 Consulting Agreements superseded the consulting agreements previously entered into with these individuals in 2003, which are described in more detail below. Under the terms of the 2004 Consulting Agreements, each of the Consultants agreed to provide us with consulting services for a period of two years, with Drs. Keller and Nemeroff continuing on our Scientific and Advisory Board and Dr. Kessel being an independent consultant. We are committed to pay each Consultant a fee of $50,000 per year for services rendered up to and including two days per fiscal quarter. In addition, we may request each Consultant to perform additional services at the rate of $5,000 per day. Payment of the consulting fees are made on a quarterly basis, provided that each Consultant has the right, by providing notice to us at any time during the last two weeks of any fiscal quarter, to receive payment of his consulting fees in the form of fully vested stock options. If a Consultant elects to receive payment in stock options, the quarterly grant will cover the number of shares that results from dividing the then accrued but unpaid fees earned by such Consultant in the applicable fiscal quarter by the closing share price of our common stock as reported on the Nasdaq National Market for the last trading day of such fiscal quarter. Such option grants will be made pursuant to the terms of our 2000 Plan. The exercise price of such option grants will be equal to the closing sales price of our common stock on the Nasdaq National Market for the last trading day of such fiscal quarter. In addition, pursuant to the 2004 Consulting Agreements, each Consultant will vest in all unvested shares under his outstanding option grants in equal monthly installments over a period of two years from the effective date of the agreements. If we terminate a 2004 Consulting Agreement without cause, or there is a corporate transaction (as defined in our 2000 Plan), then (i) we are required to pay the affected Consultant, within 30 days of such event, all remaining consideration such Consultant would have received during the remainder of the term of the agreement, (ii) all of the Consultant's remaining unvested option shares will immediately vest in full, and (iii) the Consultant will be allowed to exercise such option grants through the second anniversary of the effective date of such Consultant's agreement.

        Pursuant to our prior consulting agreements with Mr. Anderson and Mr. Vaughn, these members of our board of directors agreed to serve as consultants to us to assist on an as needed basis at the rate of $2,000 per day for any days that exceed their commitment as members of our board of directors. During 2003, we paid Mr. Anderson $14,000 for additional services provided to us under his consulting agreement, and we did not make any payments to Mr. Vaughn under his consulting agreement. These agreements were terminated in March 2003.

        Pursuant to our prior consulting agreement with Dr. Kessel dated October 28, 1999, Dr. Kessel agreed to spend on average three days per month working on our behalf on clinical, sales and marketing issues at $4,000 per month. Dr. Kessel's consulting agreement with us was amended on March 27, 2003. Pursuant to the terms of the amended agreement, we agreed to pay Dr. Kessel $2,000 per day for any days exceeding his board commitment of one day of service on our board of directors per quarter. During 2003, we paid Dr. Kessel $36,000 for additional services provided to us under his consulting agreement. This agreement was superseded by Dr. Kessel's 2004 Consulting Agreement described above.

        Pursuant to our prior consulting agreement with Dr. Nemeroff dated March 1, 2001, as amended on December 21, 2001 and on March 27, 2003, Dr. Nemeroff agreed to provide services to us in addition to his membership on the board. Under the March 27, 2003 amended agreement, we agreed to pay Dr. Nemeroff a fee of $2,000 per day for any days exceeding his board commitment of one day per quarter and eliminated his yearly fee of $24,000. On March 27, 2003, Dr. Nemeroff also received an option to purchase 50,000 shares of our common stock (included in the table above) that becomes fully vested upon the achievement of a certain milestone with respect to the compound milnacipran within 2 years of the date of the option grant. During 2003, Dr. Nemeroff was paid $19,000 for additional services provided to us under his consulting agreement. This agreement was superseded by Dr. Nemeroff's 2004 Consulting Agreement described above.

        Pursuant to our prior consulting agreement with Dr. Keller dated April 17, 2003, Dr. Keller agreed to provide services to us in addition to his membership on the board, and we agreed to pay Dr. Keller a fee of $2,000 per day for any days exceeding his board commitment. Under the agreement, we also granted Dr. Keller an option to purchase 50,000 shares of our common stock (included in the table above) that becomes fully vested upon the same terms and conditions as the option to purchase 50,000 shares of our common stock that we granted to Dr. Nemeroff, as described above. During 2003, Dr. Keller was paid $18,000 for additional services provided to us under his consulting agreement. This agreement was superseded by Dr. Keller's 2004 Consulting Agreement described above.

        On April 3, 2003, we issued and sold shares of our common stock and warrants to purchase shares of our common stock for an aggregate purchase price of approximately $10.3 million in a private financing. Paramount Capital, Inc. served as a placement agent in the financing and received a cash commission of $508,000 and warrants to purchase an aggregate of 283,301 shares of our common stock at an exercise price of $2.82 per share in consideration for its services as a placement agent in the financing. These warrants were assigned by Paramount to Tim McInerney, Lindsay Rosenwald, Steve Rocamboli, David Tanen, Michael Weiser, Bill Corcoran, John Knox and Basil Christakos, all employees of Paramount. In addition, Dr. Lawrence Kessel, a member of our board of directors, and his wife, Shirley Kessel, also participated in the financing.

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

ITEM 14.    Principal Accounting Fees and Services

Independent Auditors' Fees

        The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2002 and December 31, 2003, by Ernst & Young LLP, the Company's independent auditor. Certain amounts from fiscal 2002 have been reclassified to conform to new presentation requirements.

	Fiscal Year Ended
	2003	2002
	(in thousands)
Audit Fees	$97,787	$86,564
Audit-Related Fees	29,125	43,500
Tax Fees	19,509	16,718
All Other Fees	—	—

Total Fees	$146,421	$146,782

        Fees for audit services include fees associated with the annual audit, including a review of our Form 10-K and reviews of our quarterly reports on Form 10-Q. Audit-related fees include reviews of registration statements on Form S-3, issuance of consents that are filed with certain of our reports with the SEC, assistance with responding to comment letters from the SEC and accounting consultations with respect to revenue recognition and correspondence with Nasdaq regarding the listing of our common stock. Tax fees include tax compliance services and tax consultations.

        All fees described above were approved by the Audit Committee, except for fees of $40,000 during 2002 for accounting consultations with respect to revenue recognition and correspondence with Nasdaq regarding the listing of our common stock.

Pre-Approval Policies and Procedures

        The Audit Committee currently has no formal policy for the pre-approval of audit and non-audit services rendered by our independent auditor, Ernst & Young LLP. Generally, pre-approval may be given as part of the Audit Committee's approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Financial Statements

        Our financial statements are included herein as required under Item 8 of this Form 10-K. See Index on page F-1.

        Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(b)
Reports on Form 8-K

        Form 8-K filed on October 2, 2003 announcing the call for redemption of outstanding warrants from the private placement in March 2002.

(c)
Exhibits

Exhibit No.	Description	Incorporated by Reference to
3.1	Second Amended and Restated Certificate of Incorporation	Appendix C to Definitive Proxy Statement filed with the Securities and Exchange Commission on August 11, 2003
3.2	Second Amended and Restated By-Laws	Appendix D to Definitive Proxy Statement filed with the Securities and Exchange Commission on August 11, 2003
4.1	Form of Stock Certificate	Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225
10.1	1996 Equity Incentive Plan (the "1996 Plan")(†)	Exhibit 99.2 to Form 10-Q for the quarter ended March 31, 1996 (File No. 0-12943)
10.2	Form of Incentive Stock Option Agreement under the 1996 Plan(†)	Exhibit 99.3 to Form 10-Q for the quarter ended March 31, 1996 (File No. 0-12943)
10.3	Form of Non-Statutory Stock Option Agreement under 1996 Equity Incentive Plan(†)	Exhibit 99.4 to Form 10-Q for the quarter ended March 31, 1996 (File No. 0-12943)
10.4	Incentive Stock Option and Appreciation Plan, as amended June 29, 1992(†)	Exhibit 99.4 to Form S-8 Registration Statement No. 333-06771
10.5	Amended and Restated 1988 Nonqualified Stock Option Plan(†)	Exhibit 99.6 to Form S-8 Registration Statement No. 333-06771
10.6	Form of Nonqualified Stock Option Agreement under the 1988 Plan(†)	Exhibit 99.7 to Form S-8 Registration Statement No. 333-06771
10.7	Form of Stock Option Agreement for issuances of all non-plan options(†)	Exhibit 99.8 to Form S-8 Registration Statement No. 333-06771
10.8
	Sublease dated February 1, 1999 between the Registrant and Cardia Pacemakers, Inc. and related lease dated August 1991 between Michael R. Mastro and Redmond East Associates and Incontrol, Inc. and Amendments One through Ten	Exhibit 10.41 to Form 10-K for the year ended December 31, 1998
10.9	Stock Subscription Warrant to Purchase Common Stock of the Registrant between the Registrant and TBCC Funding Trust II or its registered assigns	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999
10.10	Amended and Restated License and Distribution Agreement dated January 19, 2001 among the Registrant, Fresenius HemoCare, Inc. and Fresenius HemoCare GmbH(*)	Exhibit 2.2 to Form 8-K filed on January 23, 2001

10.11	2000 Equity Incentive Plan(†)	Exhibit 10.25 to Form 10-K for the year ended December 31, 2000
10.12	Form of Stock Option Agreement for use with the 2000 Equity Incentive Plan(†)	Exhibit 10.26 to Form 10-K for the year ended December 31, 2000
10.13	Letter Amendment dated February 1, 2002 to the Amended and Restated License Agreement dated January 19, 2001 among the Registrant, Fresenius HemoCare, Inc. and Fresenius HemoCare GmbH	Exhibit 10.24 to Form 10-K for the year ended December 31, 2001
10.14	Reformulation and New Product Agreement dated August 22, 2002 between the Registrant and Collegium Pharmaceuticals, Inc.(*)	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002
10.15	Common Stock Issuance Agreement dated October 31, 2002 between the Registrant and Collegium Pharmaceuticals, Inc.(*)	Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002
10.16	Restated Consulting Agreement dated March 27, 2003 between the Registrant and Charles B. Nemeroff, M.D., Ph.D.	Exhibit 10.26 to Form 10-K/A (Amendment No. 1) for the year ended December 31, 2002
10.17	Restated Consulting Agreement dated March 27, 2003 between the Registrant and Larry Kessel, M.D.	Exhibit 10.27 to Form 10-K/A (Amendment No. 1) for the year ended December 31, 2002
10.18	Restated Consulting Agreement dated April 17, 2003 between the Registrant and Martin Keller, M.D.	Exhibit 10.28 to Form 10-K/A (Amendment No. 1) for the year ended December 31, 2002
10.19	Equity Investment Agreement dated June 6, 2003 between the Registrant and Pierre Fabre Medicament	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003
10.20	Warrant to purchase Common Stock of the Registrant issued to Pierre Fabre Medicament on June 6, 2003	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003
10.21	Amended and Restated Employment Agreement dated August 11, 2003 between the Registrant and Jay D. Kranzler, M.D., Ph.D(†)	Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003
10.22	Employment Agreement dated February 4, 2004 between the Registrant and Denise Woolard(†)
10.23	Third Restated License Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(**)
10.24	First Restated Trademark Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(**)
10.25	Purchase and Supply Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(**)
10.26	License and Collaboration Agreement dated January 9, 2004 between the Registrant and Forest Laboratories(**)
10.27	Side Letter dated January 9, 2004 among the Registrant, Forest Laboratories and Pierre Fabre Medicament(**)
10.28	Letter Agreement dated January 9, 2004 among the Registrant, Forest Laboratories and Pierre Fabre Medicament(**)
10.29	Consulting Agreement dated March 25, 2004 between the Registrant and Dr. Martin B. Keller
10.30	Consulting Agreement dated March 25, 2004 between the Registrant and Dr. Larry Kessel

10.31	Consulting Agreement dated March 25, 2004 between the Registrant and Dr. Charles B. Nemeroff
21.1	Subsidiaries of the registrant	The registrant has no subsidiaries
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney	Reference is made to page 56
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

*
Confidential Treatment has been granted to certain portions of this agreement.

**
Confidential Treatment has been requested for certain portions of this agreement.

†
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPRESS BIOSCIENCE, INC.
Date: March 29, 2004	By:	/s/ JAY D. KRANZLER Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: March 29, 2004	By:	/s/ SABRINA MARTUCCI JOHNSON Chief Financial Officer and Vice President

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay D. Kranzler, M.D., Ph.D. and Sabrina Martucci Johnson, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and full power and authority to do and performance each and every act and thing requisite and necessary to be done in connection therewith, as fully to intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY D. KRANZLER, M.D., PH.D. Jay D. Kranzler, M.D., Ph.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 29, 2004
/s/ SABRINA MARTUCCI JOHNSON Sabrina Martucci Johnson	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	March 29, 2004
/s/ SAMUEL D. ANDERSON Samuel D. Anderson	Director	March 29, 2004
Jon W. McGarity	Director
Jean-Pierre Millon	Director
/s/ JACK H. VAUGHN Jack H. Vaughn	Director	March 29, 2004

CYPRESS BIOSCIENCE, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cypress Bioscience, Inc.

        We have audited the accompanying balance sheets of Cypress Bioscience, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Bioscience, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

San Diego, California
February 13, 2004

CYPRESS BIOSCIENCE, INC.

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$859,820	$7,235,403
Short-term investments	22,664,826	4,973,980
Prepaid expenses and other current assets	149,538	106,908

Total current assets	23,674,184	12,316,291
Property and equipment, net	101,035	125,072
Other assets	31,462	36,156

Total assets	$23,806,681	$12,477,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$415,166	$215,259
Accrued compensation	891,714	82,912
Accrued liabilities	302,956	324,155
Current portion of long-term obligations	14,474	13,101

Total current liabilities	1,624,310	635,427
Deferred rent	16,379	5,611
Long-term obligations, net of current portion	36,870	51,344
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 and $.02 par value at December 31, 2003 and 2002, respectively; 60,000,000 shares of common stock authorized; 22,184,952 and 13,197,226 shares issued and outstanding at December 31, 2003 and 2002, respectively, 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	22,185	263,944
Additional paid-in capital	148,509,080	116,238,083
Shareholder receivable	(189,973)	(189,973)
Accumulated other comprehensive income	65,206	8,187
Accumulated deficit	(126,277,376)	(104,535,104)

Total stockholders' equity	22,129,122	11,785,137

	$23,806,681	$12,477,519

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
Revenue:
Revenue from Fresenius agreement	$—	$6,400,000	$1,600,000
Costs and expenses:
Research and development	11,644,494	5,178,853	3,785,919
General and administrative	4,336,014	3,123,465	4,367,401
Compensation expense (benefit)—variable stock options(A)	5,879,277	(688,376)	784,874

	21,859,785	7,613,942	8,938,194
Other income (expense):
Interest income	121,679	199,678	434,363
Interest expense	(9,097)	(33,529)	(273,083)
Gain (loss) on sale and disposal of assets	4,931	(1,090)	(16,714)

	117,513	165,059	144,566

Net loss	$(21,742,272)	$(1,048,883)	$(7,193,628)

Net loss per share—basic and diluted	$(1.21)	$(0.09)	$(1.15)

Shares used in computing net loss per share—basic and diluted	17,924,353	11,572,101	6,249,917

(A) Compensation expense (benefit)—variable stock options includes the following related expenses:
Research and development	$646,302	$(74,432)	$84,916
General and administrative	5,232,975	(613,944)	699,958

	$5,879,277	$(688,376)	$784,874

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common Stock
			Additional Paid-in Capital	Shareholder Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Par Value					Total
Balance at December 31, 2000	6,105,350	$122,107	$100,269,714	$—	$—	$(96,292,593)	$4,099,228
Issuance of stock upon options exercised	134,248	2,685	333,378	(189,973)	—	—	146,090
Compensation related to stock options issued to consultants for services	—	—	34,531	—	—	—	34,531
Stock issued to match 401(k) contributions	15,873	317	51,270	—	—	—	51,587
Stock compensation on variable employee stock options	—	—	784,874	—	—	—	784,874
Issuance of common stock for services	93,750	1,875	106,500	—	—	—	108,375
Net loss and comprehensive net loss	—	—	—	—	—	(7,193,628)	(7,193,628)

Balance at December 31, 2001	6,349,221	126,984	101,580,267	(189,973)	—	(103,486,221)	(1,968,943)
Issuance of stock and warrants in private placement, net of placement fees	6,871,467	137,429	15,194,973	—	—	—	15,332,402
Compensation related to stock options issued to consultants for services	—	—	143,363	—	—	—	143,363
Stock issued to match 401(k) contributions	39,040	781	78,233	—	—	—	79,014
Stock compensation on variable employee stock options	—	—	(688,376)	—	—	—	(688,376)
Repurchase and retirement of common stock	(62,502)	(1,250)	(70,377)	—	—	—	(71,627)
Comprehensive loss:
Net loss	—	—	—	—	—	(1,048,883)	(1,048,883)
Unrealized gain on short-term investments	—	—	—	—	8,187	—	8,187

Comprehensive loss	—	—	—	—	—	—	(1,040,696)

Balance at December 31, 2002	13,197,226	263,944	116,238,083	(189,973)	8,187	(104,535,104)	11,785,137
Issuance of stock and warrants in private placement, net of placement fees	4,029,342	80,587	9,427,716	—	—	—	9,508,303
Issuance of stock and warrants in connection with restated license agreement	1,000,000	20,000	5,001,000	—	—	—	5,021,000
Issuance of stock upon options exercised	148,708	2,670	301,235	—	—	—	303,905
Issuance of stock upon warrants exercised	3,800,045	30,714	10,869,380	—	—	—	10,900,094
Compensation related to stock options issued to consultants for services	—	—	351,159	—	—	—	351,159
Stock issued to match 401(k) contributions	9,631	148	65,352	—	—	—	65,500
Stock compensation on variable employee stock options	—	—	5,879,277	—	—	—	5,879,277
Change in par value from $0.02 to $0.001	—	(375,878)	375,878	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(21,742,272)	(21,742,272)
Unrealized gain on short-term investments	—	—	—	—	57,019	—	57,019

Comprehensive loss	—	—	—	—	—	—	(21,685,253)

Balance at December 31, 2003	22,184,952	$22,185	$148,509,080	$(189,973)	$65,206	$(126,277,376)	$22,129,122

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Operating Activities
Net loss	$(21,742,272)	$(1,048,883)	$(7,193,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,793	87,848	141,641
Amortization of deferred revenue agreement	—	(6,400,000)	(1,600,000)
Stock compensation on variable employee options	5,879,277	(688,376)	784,874
Stock and warrants issued in connection with restated license agreement	5,021,000	—	—
Stock and options issued for services	416,659	151,375	194,493
(Gain) loss on sale and disposal of property and equipment	(4,931)	3,352	16,714
Changes in operating assets and liabilities:
Receivable from agreement with Fresenius	—	—	439,315
Prepaid expenses	(42,630)	(45,664)	42,934
Other assets	4,694	(18,587)	20,518
Accounts payable and other accrued liabilities	987,510	(1,076,095)	323,628
Deferred rent	10,768	5,611	—

Net cash used in operating activities	(9,413,132)	(9,029,419)	(6,829,511)
Investing Activities
Proceeds from restructured Fresenius agreement	—	—	8,000,000
Proceeds from sale of assets and inventory to Fresenius	—	—	12,000
Purchases of short-term investments	(44,633,827)	(4,965,793)	—
Proceeds from sale of short-term investments	27,000,000	—	—
Purchase of property and equipment	(33,325)	(7,300)	(96,953)
Proceeds from sale of property and equipment	5,500	—	—
Release (deposit) of restricted cash	—	605,240	(605,240)

Net cash provided by (used in) investing activities	(17,661,652)	(4,367,853)	7,309,807
Financing Activities
Proceeds from exercise of stock options and warrants	11,203,999	—	146,090
Proceeds from private placement of common stock and warrants, net	9,508,303	15,332,402	—
Payments on capital lease obligation	(13,101)	(10,555)	—
Payments on convertible debentures	—	—	(275,000)
Payments on notes payable	—	(555,630)	(1,586,620)
Cash used to repurchase common stock	—	(625)	—

Net cash provided by (used in) financing activities	20,699,201	14,765,592	(1,715,530)
Increase (decrease) in cash and cash equivalents	(6,375,583)	1,368,320	(1,235,234)
Cash and cash equivalents at beginning of the year	7,235,403	5,867,083	7,102,317

Cash and cash equivalents at end of the year	$859,820	$7,235,403	$5,867,083

Supplemental disclosure of cash flow information
Interest paid	$9,097	$26,537	$209,860

Equipment acquired under capital leases	$—	$75,000	$—

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

        Cypress Bioscience, Inc. (the "Company") is committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders. The Company in-licensed its first clinical candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre. The Company completed its Phase II trial to evaluate milnacipran in the potential treatment of FMS in the fall of 2002, and the final results were announced in the first quarter of 2003. After successful resolution of clinical trial design issues with the U.S. Food and Drug Administration, or FDA, the Company began initiating its Phase III clinical trial evaluating the use of milnacipran as a potential treatment for FMS in the fourth quarter of 2003. In January 2004, the Company entered into an agreement with Forest Laboratories, Inc. ("Forest Laboratories") for the development and marketing of milnacipran whereby the Company and Forest Laboratories will work together to complete the Phase III clinical trial (Note 10).

        Prior to December 31, 2000, the Company was engaged in the product development and marketing of the PROSORBA® column, a medical device, which was marketed for the treatment of rheumatoid arthritis and idiopathic thrombocytopenia purpura.

Basis of Presentation

        Effective October 2002, the Company merged its wholly-owned subsidiary, PRP, Inc. ("PRP"), with and into the Company. Upon the effectiveness of the merger, each outstanding share of capital stock of PRP ceased to be outstanding, without any payment being made, and the Company remained as the surviving corporation. As PRP was an inactive subsidiary, the merger of PRP into the Company had no financial statement impact.

Accounting Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers cash equivalents to be those investments which are highly liquid, readily convertible into cash and which mature within three months from the date of purchase.

Short-Term Investments

        The Company's short-term investments consist of securities of the U.S. government or its agencies or instrumentalities and certificates of deposit with maturities ranging from one to twelve months. The Company has classified its short-term investments as "available-for-sale" and carries them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders' equity and included in comprehensive loss. Realized gains and losses are calculated on the specific identification method and recorded as interest income. Realized gains on the sale of available for sale securities during the year ended December 31, 2003 were $79,837. There were no realized gains or losses during the year ended December 31, 2002. Prior to 2002, the Company did not have any short-term investments.

        At December 31, 2003 and 2002, short-term investments consisted of the following:

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency debt	$19,899,324	$68,525	$—	$19,967,849
Certificates of deposit	2,700,296	—	(3,319)	2,696,977

	$22,599,620	$68,525	$(3,319)	$22,664,826

	December 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency debt	$4,965,793	$8,187	$—	$4,973,980

Property and Equipment

        Property and equipment, including assets acquired under capital leases, are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (three to five years) or the lease term using the straight-line method.

Long-Lived Assets

        The Company evaluates the carrying value of its long-lived assets when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. To date, the Company has not identified any indicators of impairment or recorded any impairment of long-lived assets.

Accrued Clinical Trial Costs

        The Company enrolls patients in various clinical trial sites, which are located in the United States. The Company records the cost of such studies as the clinical work is performed by the respective research entities. The Company accrues costs related to clinical trials in the period incurred.

Fair Value of Financial Instruments

        The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued compensation and accrued liabilities, approximate fair value due to the nature of their short-term maturities. The Company believes the carrying amount of its capital lease obligations approximates fair value because the interest rate on these instruments are at market rates.

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

Income Taxes

        Current income tax expense, if any, is the amount of income taxes expected to be payable for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes are reflected in income in the period such changes are enacted.

Stock-Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The Company adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in APB No. 25. Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair value of the underlying stock at the date of grant.

        Compensation expense for options granted to non-employees has been determined at the grant date in accordance with SFAS No. 123, and Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and has been recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Such compensation is recognized over the related vesting period of the underlying option.

        Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts presented below:

	2003	2002	2001
Net loss, as reported	$(21,742,272)	$(1,048,883)	$(7,193,628)
Add: Stock-based employee compensation expense (benefit) included in reported net loss	5,879,277	(688,376)	784,874
Deduct: Total stock-based employee compensation determined under fair value based methods	(7,300,974)	(1,053,364)	(2,685,773)

Pro forma net loss	$(23,163,969)	$(2,790,623)	$(9,094,527)

Net loss per share—basic and diluted, as reported	$(1.21)	$(0.09)	$(1.15)
Pro forma net loss per share—basic and diluted	$(1.29)	$(0.24)	$(1.46)

        The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2003, 2002 and 2001: no dividend yield; a risk-free interest rate of 2.9%, 4% and 6%, respectively; an expected term of 4.0 years, 4.0 years and 2.8 years, respectively; and an expected volatility of 116.6%, 115.8% and 100.7%, respectively. The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $2.68, $2.52 and $1.30, respectively.

Earnings (Loss) Per Share

        Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings (loss) per share by application of the treasury stock method. The Company has excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the years ended December 31, 2003, 2002 and 2001 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share for the years ended December 31, 2003, 2002 and 2001 was 2,718,175, 120,106 and 409,955, respectively.

Recent Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to certain guarantees issued before December 31, 2002. The Company adopted FIN No. 45 disclosure requirements as of December 31, 2002. The adoption of the provisions for recognition and initial measurement did not have a material impact on the Company's financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

        In December 2003, the FASB issued a revision to FASB Interpretation No. 46 ("FIN 46R"), Consolidation of Variable Interest Entities. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities. FIN 46R is effective immediately for all new variable interest entities created or acquired after December 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial statements.

2. LICENSING AGREEMENTS

Licensing Agreement

        In August 2001, the Company entered into a license agreement and a trademark agreement with Pierre Fabre. Pursuant to the terms of the license agreement, the Company paid Pierre Fabre $1.5 million upon execution of the agreement and a $1.0 million milestone payment in September 2003. The upfront payment of $1.5 million and $1.0 million milestone payment have been expensed pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses. Additional payments of up to $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones.

        The license agreement was amended and restated in November 2001 and subsequently in May 2003. In connection with the second amended and restated agreement in May 2003, the Company issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock. These warrants have an exercise price of $4.91 per share and expire in June 2008. Pursuant to SFAS No. 2, the additional license consideration in the form of the equity instruments has been expensed as the ultimate commercialization of the related product is uncertain and the technology has no alternative uses. Accordingly, during the second quarter of 2003, the Company recognized a non-cash charge of $5.0 million classified as research and development expense based on the fair value of the stock and warrants issued to Pierre Fabre.

        In January 2004, in connection with the Company's transaction with Forest Laboratories (Note 10), the Company's license agreement and trademark agreement with Pierre Fabre were further amended. The third amended and restated license agreement with Pierre Fabre provides the Company with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. Simultaneous to the third amended and restated license agreement, the Company also entered into a purchase and supply agreement with Pierre Fabre for the active pharmaceutical ingredient in milnacipran. If any product is commercialized, Pierre Fabre will have the exclusive right to manufacture the active ingredients used in the commercial product for a specified time period (subject to compliance with certain provisions in the agreement), and Pierre Fabre will be paid a transfer price for each product manufactured and royalties based on net sales, both obligations which have been assumed by Forest Laboratories. Additionally, the Company is obligated to pay Pierre Fabre a 5% sublicense fee on upfront and milestone payments received from Forest Laboratories. Once a total of $7.5 million has been paid to Pierre Fabre, such additional sublicense payments due to Pierre Fabre shall be credited against any royalties or milestones owed by the Company to Pierre Fabre, which shall be carried forward to any subsequent years as applicable. Pierre Fabre also retains the right to sell products in indications developed by the Company outside the United States and Canada and will pay the Company a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by the Company. The agreement is effective until the later of the expiration of the last-to-expire of certain patents held by Pierre Fabre relating to the development of milnacipran or ten years after the first commercial sale of a licensed product, unless terminated earlier. Each party has the right to terminate the agreement upon 90 days' prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if the breach is not cured within 90 days following the written notice. Additionally, Pierre Fabre has the right to terminate the agreement upon 90 days' prior notice to the Company if the Company takes certain actions.

Reformulation and New Product Agreement

        In August 2002, the Company entered into a Reformulation and New Product Agreement ("Agreement") with Collegium Pharmaceutical, Inc., or Collegium, pursuant to which Collegium is attempting to develop reformulations of milnacipran and new products that are analogs of milnacipran. The Company paid Collegium an upfront fee, which has been expensed pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses. Additionally, the Company paid Collegium a project management fee and agreed to reimburse Collegium for its out-of-pocket expenses. During a specified time period during the Agreement, in the event the Company exercises its option to acquire an exclusive license to technology developed under the Agreement, the Company would be obligated to pay Collegium certain milestone payments, which amount to $5.4 million in the aggregate, as well as potential royalty payments based on the net sales of reformulated or new products. Additionally, in October 2002, the Company entered into a Common Stock Issuance Agreement with Collegium, pursuant to which Collegium may elect to be issued shares of the Company's common stock, subject to certain conditions, in lieu of cash, for milestone payments. The Company has authorized the issuance of up to 1,800,000 shares of common stock as milestone payments.

3. FRESENIUS AGREEMENT

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

        On January 19, 2001, the Company restructured its agreement with Fresenius, referred to as the First Restructured Agreement. Pursuant to the terms of the First Restructured Agreement, Fresenius assumed all of the sales, marketing and clinical efforts associated with the PROSORBA column worldwide. The Company received an upfront payment of $8.0 million, a portion of which reflected prepaid royalties on the sales of 10,000 PROSORBA columns in any year during the initial five years of the agreement. The First Restructured Agreement eliminated certain profit sharing and expense sharing provisions, and the Company was entitled to receive additional royalties for any sales in excess of the 10,000 PROSORBA columns. Pursuant to the First Restructured Agreement, the Company also transferred to Fresenius certain of our assets associated with the PROSORBA column, including the Food and Drug Administration Pre-Market Approval. In addition, Fresenius assumed the liability under a lease for a facility in Redmond, Washington and obligations under contracts relating to the PROSORBA column, including royalty obligations under assigned patent licenses. The Company also assigned a distribution agreement for the territory of Canada to Fresenius, but retained ownership of the patents and trademarks for the PROSORBA column.

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

4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Property and Equipment

        Property and equipment are comprised of the following as of December 31:

	2003	2002
Laboratory and production equipment	$121,321	$121,321
Office equipment	515,378	484,613
Leasehold improvements	20,261	20,261

	656,960	626,195
Accumulated depreciation and amortization	(555,925)	(501,123)

	$101,035	$125,072

        Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $56,793, $80,856 and $72,021, respectively, including assets under capital leases. The cost for assets acquired under capital leases totaled $75,000 at December 31, 2003 and 2002 with accumulation amortization of $26,250 and $11,250 at December 31, 2003 and 2002, respectively.

Accrued Liabilities

        Accrued liabilities are comprised of the following as of December 31:

	2003	2002
Accrued clinical trial costs	$28,227	$202,299
Professional services	238,653	114,363
Other	36,076	7,493

	$302,956	$324,155

5. LONG-TERM OBLIGATIONS

Term Loan

        In September 1999, the Company signed a $5.0 million term loan agreement with a financing company, of which $2.0 million was drawn down immediately. An additional $1.0 million was drawn in December 1999. The loan was initially secured by certain of our assets; however, in connection with the sale of PROSORBA related assets to Fresenius, the debt covenants related to the loan were restructured in January 2001, and the loan was secured with a $2.1 million interest bearing restricted cash account held as collateral by the lender. This interest bearing restricted cash was used to retire the loan over its remaining term. The outstanding loan balance was paid in full in July 2002.

        In connection with this agreement, the Company granted the lender a five-year warrant to purchase 21,081 shares of our common stock at an exercise price of $23.72 per share. The warrant was valued in accordance with EITF 96-18 and was amortized as additional interest expense over the term of the loan. The warrant expires in September 2004.

7% Convertible Debentures

        The 7% Convertible Debentures were originally issued in April 1994, with interest payable in cash or shares of common stock at our option. The conversion price for the principal amount was $23.04 per share of registered common stock, the fair market value on the date of closing. The conversion price for the interest was the lower of $32.00 per share of common stock or the average closing price for the 10 days prior to the annual April 30th interest payment date. The remaining 7% Convertible Debentures in the amount of $275,000 were due and repaid in full in March 2001 in accordance with the terms of the debenture agreement. During the year ended December 31, 2001, the Company recorded related interest expense of approximately $5,000.

6. STOCKHOLDERS' EQUITY

Authorized Shares

        The Company is authorized to issue up to 60,000,000 shares of common stock and 15,000,000 shares of preferred stock.

Amendment to Amended and Restated Certificate of Incorporation

        On September 22, 2003, the Company filed the second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware whereby the par value of the Company's common stock was reduced from $0.02 to $0.001. Common stock and additional paid-in capital have been adjusted to reflect this change in par value.

Private Placements of Our Common Stock and Warrants to Purchase Common Stock

        During April 2003, the Company completed a private placement of 4,029,342 shares of common stock and warrants to purchase 1,007,333 shares of common stock for proceeds of approximately $9.5 million, net of placement costs and fees of approximately $0.8 million. The purchase price of each security, which is the combination of one share of common stock and a warrant to purchase 25% of one share of the Company's common stock, was priced at the market value of $2.56. Each warrant has an exercise price equal to $3.84 and expires in April 2008. In addition, in connection with the private placement, the Company issued warrants to purchase 380,908 shares of common stock to various placement agents. These warrants have an exercise price of $2.82 and expire in April 2008. One of the placement agents in the financing, who received warrants to purchase 283,301 shares of common stock and cash commission of $508,000, is affiliated with a stockholder of the Company.

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

Call for Redemption of Outstanding Warrants

        During October 2003, the Company called for redemption of the outstanding warrants to purchase common stock of the Company issued in connection with the Company's private placement in March 2002. As of October 1, 2003, there were warrants to purchase 2,167,962 shares of common stock outstanding at an exercise price of $3.09 that had been issued in connection with the private placement in March 2002. Pursuant to the terms of the warrant agreements, the Company had the right to call for redemption of the warrants if the closing price of the Company's common stock exceeded 200% of the warrant purchase price for 20 consecutive trading days, or $6.18, which occurred on September 26, 2003. All outstanding warrants from the private placement in March 2002 were exercised prior to the redemption date of October 20, 2003 resulting in gross proceeds to the Company of $6.7 million.

Shelf Registration

        On October 31, 2003, the Company filed a Form S-3 with the Securities and Exchange Commission ("SEC") to issue and sell up to a total dollar amount of $60 million of the Company's common stock to the public in a registered offering or offerings. The Form S-3 was subsequently amended on January 13, 2004 to increase the total dollar amount of the offering or offerings to $100 million of the Company's common stock, comprised of up to $88 million that the Company may sell and up to $12 million that selling stockholders may sell, and was declared effective by the SEC on January 16, 2004.

7. BENEFIT PLANS

401(k) Plan

        The Company has a savings plan under Section 401(k) of the Internal Revenue Code under which all employees over the age of twenty-one are eligible to participate on the first entry date (January 1, April 1, July 1 and October 1) following their hire date. The plan allows for a matching contribution in the Company's common stock (valued as of the contribution date) equal to 100% of the amount of the salary contributed for the preceding six- month period. Employees vest in the matching contribution made on the last day of June of the plan year provided they are employed on the last day of December of the plan year and vest in the matching contribution made on the last day of December of the plan year provided that they are employed on the last day of June of the following plan year. After five years of vesting service, the matching contribution is 100% vested immediately. During the years ended December 31, 2003, 2002 and 2001, the charge to operations for the matching contribution was $65,500, $79,014 and $51,587, respectively.

Stock Options

        2000 EQUITY INCENTIVE PLAN.    In May 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Plan") providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company's common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. The exercise price of all incentive stock options granted under the 2000 Plan shall not be less than the fair market value of the Company's common stock on the date of grant. The exercise price of non-qualified stock options granted under the 2000 Plan shall not be less than 85% of the fair market value of the Company's common stock on the date of grant. Options granted under the 2000 Plan have a term of up to ten years and generally vest over four years. In February 2001, the shareholders of the Company approved a provision to amend the 2000 Plan, whereby the total number of shares reserved for issuance under the 2000 Plan and the 1996 Equity Incentive Plan, in the aggregate, may be increased quarterly such that the number equals 21.1% of the number of shares of the Company's common stock issued and outstanding as of the end of that day. Additionally, in September 2003, the shareholders of the Company approved an amendment to the 2000 Plan to increase the number of shares of common stock available for issuance as incentive stock options from 875,000 shares to 5,600,000 shares. This amendment does not alter the total number of shares available for issuance under the 2000 Plan; it only increases the total number of shares that may be issued under the 2000 Plan as incentive stock options. As of December 31, 2003, 1,361,767 shares of the Company's common stock are available for future grant under the 2000 Plan.

        1996 EQUITY INCENTIVE PLAN.    In January 1996, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan") providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company's common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. The exercise price of all incentive stock options granted under the 1996 Plan shall not be less than the fair market value of the Company's common stock on the date of grant. The exercise price of non-qualified stock options granted under the 1996 Plan shall not be less than 85% of the fair market value of the Company's common stock on the date of grant. Options granted under the 1996 Plan have a term of up to ten years and vest as determined by the Board but in no event less than twenty percent per year. As of December 31, 2003, 16,873 shares of the Company's common stock are available for future grant under the 1996 Plan.

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

        STOCK OPTION CANCEL AND RE-GRANT PROGRAM.    In June 2001, the Company implemented an option cancel and re-grant program. Pursuant to the program, the exercise price of certain options held by certain of our executive officers and directors were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the option cancel and re-grant program was effected. As a condition to participating in the option cancel and re-grant program, optionees who elected to surrender their old options for the replacement options had to exercise at least twenty percent of the replacement options on June 27, 2001. In addition, the replacement options expire no later than the earlier of the expiration date of the original option grant or June 27, 2006. The Company's chief executive officer exercised his options to purchase 101,319 shares of common stock pursuant to a promissory note that was issued by the Company and is secured by his stock. The outstanding principal amount of the promissory note is due on June 27, 2006, and the interest is payable annually. The principal amount of the loan is $189,973 and the interest rate is variable, adjusted monthly and is two points above the federal funds rate. In January 2004, the principal amount of the loan and related interest was paid in full.

        As a result of the program, the Company granted options to purchase 618,738 shares of its common stock. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25, the shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period. As a result, the Company recorded stock compensation expense totaling $5,879,277 and $784,874 for the years ended December 31, 2003 and 2001, respectively. During the year ended December 31, 2002, the intrinsic value of the common stock underlying the options declined due to a decline in the Company's stock price, resulting in a reversal of $688,376 of the compensation charge.

        The following table summarizes the activity of our stock options and warrants for the periods presented:

	Number of Warrants/Options
	Warrants	2000 Equity Incentive Plan Options	1996 Equity Incentive Plan Options	Incentive Stock Options	Non-Qualified Stock Options	Other Options
Balance December 31, 2000	82,640	—	739,789	250	34,000	3,125
Granted	—	328,300	856,839	—	—	—
Exercised	—	—	(134,248)	—	—	—
Canceled	—	—	(662,483)	—	(22,000)	—
Expired	—	—	(66,057)	(250)	(2,000)	—

Balance December 31, 2001	82,640	328,300	733,840	—	10,000	3,125
Granted	4,325,301	813,891	36,000	—	—	—
Exercised	—	—	—	—	—	—
Canceled	—	(179,842)	(4,125)	—	—	—
Expired	(49,059)	(40,135)	—	—	—	—

Balance December 31, 2002	4,358,882	922,214	765,715	—	10,000	3,125
Granted	1,688,241	1,783,345	19,397	—	—	—
Exercised	(4,008,811)	(136,553)	(12,155)	—	—	—
Canceled	(12,500)	(12,500)	(16,873)	—	—	—
Expired	—	—	(10,205)	—	(10,000)	—

Balance December 31, 2003	2,025,812	2,556,506	745,879	—	—	3,125

        The following table summarizes information regarding stock options outstanding at December 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 0.00 - $ 1.50	218,472	7.3	$1.36	200,691	$1.37
$ 1.51 - $ 2.00	17,300	7.4	$1.71	16,259	$1.69
$ 2.01 - $ 2.50	484,990	2.4	$2.50	478,706	$2.50
$ 2.51 - $ 3.00	1,164,440	9.1	$2.52	428,187	$2.53
$ 3.01 - $ 3.50	591,307	8.3	$3.24	146,924	$3.23
$ 3.51 - $ 5.00	679,500	9.3	$4.38	134,014	$4.15
$ 5.01 - $11.50	114,356	9.6	$5.63	11,079	$5.36
$11.51 - $15.00	28,708	8.0	$13.81	7,708	$12.00
$15.01 - $18.00	6,125	5.0	$16.62	3,125	$18.00
$18.01 - $26.00	312	4.5	$22.25	312	$22.25

	3,305,510	7.9	$3.18	1,427,005	$2.68

        The weighted average exercise prices for stock option activity are as follows:

	Number of Stock Options Under All Plans	Weighted Average Exercise Prices
Balance December 31, 2000	777,164	$15.52
Granted	1,185,139	$2.31
Exercised	(134,248)	$2.50
Cancelled	(684,483)	$14.91
Expired	(68,307)	$17.33

Balance December 31, 2001	1,075,265	$2.86
Granted	849,891	$3.24
Exercised	—	$—
Cancelled	(183,967)	$2.96
Expired	(40,135)	$3.36

Balance December 31, 2002	1,701,054	$3.03
Granted	1,802,742	$3.48
Exercised	(148,708)	$2.04
Cancelled	(29,373)	$9.06
Expired	(20,205)	$16.50

Balance December 31, 2003	3,305,510	$3.18

8. INCOME TAXES

        Significant components of our net deferred income tax assets as of December 31, 2003 and 2002 are shown below. A valuation allowance has been established to offset the net deferred tax asset as of December 31, 2003 and 2002, respectively, as the realization of such assets is uncertain.

	2003	2002
Net operating loss carryforwards	$34,127,000	$29,526,000
Capitalized research and development	2,087,000	1,800,000
Tax credits	2,304,000	1,841,000
Other	79,000	177,000

	38,597,000	33,344,000
Valuation allowance	(38,597,000)	(33,344,000)

	$—	$—

        As of December 31, 2003, the Company has accumulated federal and California net operating loss carryforwards of approximately $93,800,000 and $22,400,000, respectively. Approximately $3,927,000 of the federal net operating loss expired in 2003. The federal tax loss carryforwards will continue to expire in 2004. The California tax loss carryforwards will begin to expire in 2006. Additionally, the Company has federal and California research and development tax credit carryforwards of approximately $1,927,000 and $549,000, respectively, which will begin expiring in 2006 unless previously utilized.

        Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited due to cumulative changes in ownership of more than 50%. The Company believes that changes in ownership have occurred. The Company, however, does not believe that this limitation will have a material effect on the financial statements.

9. COMMITMENTS AND CONTINGENCIES

        The Company currently occupies approximately 5,200 square feet of leased office space in San Diego, California. The San Diego facility houses our executive and administrative offices. The lease for this facility expires in July 2007.

        Future annual minimum lease payments due under noncancelable capital and operating leases consists of the following at December 31, 2003:

Years Ending December 31,	Capital Leases	Operating Leases
2004	$19,020	$170,864
2005	19,020	177,704
2006	19,020	184,804
2007	3,170	110,270

Total minimum lease payments	60,230	$643,642

Amount representing interest	8,886

Obligation under capital leases	51,344
Less current portion	14,474

Long-term capital lease obligation	$36,870

        Total rent expense was approximately $171,000, $189,000 and $175,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

10. SUBSEQUENT EVENT

        In January 2004, the Company entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under the Company's agreement with Forest Laboratories, the Company sublicensed its exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has an option to acquire an exclusive license from the Company in the United States, and potentially Canada, to any compounds developed under the Company's agreement with Collegium Pharmaceutical, Inc. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of the Company's employees. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, and the Company will have the option to co-promote up to 25% of the total physician details. Under the Company's agreement with Forest Laboratories and the Company's agreement with Pierre Fabre, each party agreed to certain limitations on the development of products for FMS and for the development of SNRI products.

        Under the agreement with Forest Laboratories, the Company received an upfront payment of $25.0 million, of which $1.25 million will be payable to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to us under the agreement could be approximately $205.0 million related to the development of milnacipran for the treatment of FMS, a large portion of which will depend upon achieving certain sales of milnacipran and an additional $45.0 million in the event that the Company and Forest Laboratories develop other indications for milnacipran, as well as potential royalty payments based on sales of licensed product under this agreement. In addition, Forest Laboratories assumed the royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement or (iii) the last commercial sale of a generic product, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if such breach has not been cured within the required time period following such written notice. Forest Laboratories may also terminate the agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of an NDA or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.

11. QUARTERLY INFORMATION (UNAUDITED)

        The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information.

	2003
	First Quarter(1)	Second Quarter(1)(2)	Third Quarter(1)	Fourth Quarter(1)
Revenue from Fresenius agreement	$—	$—	$—	$—
Total costs and expenses	$1,771,866	$7,568,070	$5,265,752	$7,254,097
Other income	$21,243	$25,381	$31,694	$39,195
Net loss	$(1,750,623)	$(7,542,689)	$(5,234,058)	$(7,214,902)
Net loss per share—basic and diluted	$(0.13)	$(0.43)	$(0.28)	$(0.33)
Shares used in calculating per share amounts—basic and diluted	13,197,497	17,492,844	18,946,581	21,953,044

(1)
During the first, second, third and fourth quarters, the Company recognized non-cash compensation expense (benefit) for variable stock options of $(96,498), $882,956, $1,616,342 and $3,476,477, respectively, related to the variable accounting treatment for options issued pursuant to the cancel and re-grant program in June 2001.

(2)
During the second quarter, the Company recognized a non-cash charge of $5.0 million related to common stock and warrants issued to Pierre Fabre in connection with the second amended and restated agreement.

	2002
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
Revenue from Fresenius agreement	$6,400,000	$—	$—	$—
Total costs and expenses	$2,338,368	$1,633,235	$1,856,188	$1,786,151
Other income	$4,457	$65,934	$56,395	$38,273
Net income (loss)	$4,066,089	$(1,567,301)	$(1,799,793)	$(1,747,878)
Net income (loss) per share—basic	$0.62	$(0.12)	$(0.14)	$(0.13)
Net income (loss) per share—diluted	$0.59	$(0.12)	$(0.14)	$(0.13)
Shares used in calculating per share amounts—basic	6,578,270	13,180,425	13,181,887	13,182,054
Shares used in calculating per share amounts—diluted	6,929,605	13,180,425	13,181,887	13,182,054

(1)
During the first, second, third and fourth quarters, the Company recognized non-cash compensation expense (benefit) for variable stock options of $(9,690), $(775,184), $0 and $96,498, respectively, related to the variable accounting treatment for options issued pursuant to the cancel and re-grant program in June 2001.

QuickLinks

CYPRESS BIOSCIENCE, INC. FORM 10-K INDEX
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for our Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accounting Fees and Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES