Form 10-Q
period 2004-03-31
CYPRESS BIOSCIENCE INC
filed 2004-05-17
CIK 716054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004, or

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

Indicate by check (☒) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check (☒) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At May 12, 2004, 29,367,493 shares of Common Stock of the registrant were outstanding.

This filing, without exhibits, contains 35 pages.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CYPRESS BIOSCIENCE, INC.

BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$4,046,562	$859,820
Short-term investments	39,922,270	22,664,826
Prepaid expenses and other current assets	2,870,939	149,538
Total current assets	46,839,771	23,674,184

Property and equipment, net	92,603	101,035
Other assets	31,462	31,462
Total assets	$46,963,836	$23,806,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,245,883	$415,166
Accrued compensation	190,115	891,714
Accrued liabilities	1,753,952	302,956
Current portion of long-term obligations	14,851	14,474
Current portion of deferred revenue	3,125,000	—
Total current liabilities	6,329,801	1,624,310

Deferred rent	18,126	16,379
Long-term obligations, net of current portion	33,004	36,870
Deferred revenue, net of current portion	21,093,750	—

Stockholders’ equity:
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 22,420,827 and 22,184,952 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	22,421	22,185
Additional paid-in capital	152,950,204	148,509,080
Shareholder receivable	—	(189,973)
Accumulated other comprehensive income	76,753	65,206
Accumulated deficit	(133,560,223)	(126,277,376)
Total stockholders’ equity	19,489,155	22,129,122
Total liabilities and stockholders’ equity	$46,963,836	$23,806,681

See accompanying notes to financial statements.

Note:  The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Revenues under collaborative agreement	$1,126,964	$—

Costs and expenses:
Research and development	2,307,074	1,057,234
General and administrative	2,167,124	794,240
Non-cash compensation charges (A) (Note 9)	5,448,281	16,890
Compensation benefit – variable stock options (B)	(1,442,933)	(96,498)
Total costs and expenses	8,479,546	1,771,866

Other income (expense):
Interest and other income, net	71,637	23,431
Interest expense	(1,902)	(2,188)
	69,735	21,243

Net loss	$(7,282,847)	$(1,750,623)

Net loss per share – basic and diluted	$(0.33)	$(0.13)

Shares used in computing net loss per share –basic and diluted	22,361,079	13,197,497

(A) Non-cash compensation charges includes the following related expenses:
Research and development	$104,552	$11,653
General and administrative	5,343,729	5,237
	$5,448,281	$16,890

(B) Compensation benefit –variable stock options includes the following related expenses:
Research and development	$(185,032)	$(10,483)
General and administrative	(1,257,901)	(86,015)
	$(1,442,933)	$(96,498)

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net loss	$(7,282,847)	$(1,750,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,566	17,191
Gain on sale and disposal of property and equipment	—	(4,931)
Stock and stock options issued for services	5,448,281	16,890
Stock compensation on variable employee options	(1,442,933)	(96,498)
Changes in operating assets and liabilities, net	23,079,210	63,560
Net cash provided by (used in) operating activities	19,815,277	(1,754,411)

Investing Activities
Purchases of short-term investments	(34,814,897)	(1,983,977)
Proceeds from sale of short-term investments	17,569,000	1,500,000
Purchases of property and equipment	(5,134)	(1,514)
Proceeds from sale of property and equipment	—	5,500
Net cash used in investing activities	(17,251,031)	(479,991)

Financing Activities
Proceeds from exercise of stock options and warrants	436,012	8,693
Proceeds from payment of shareholder receivable	189,973	—
Proceeds from issuance of warrants	—	5,154
Payment of capital lease obligations	(3,489)	(3,174)
Net cash provided by financing activities	622,496	10,673

Increase (decrease) in cash and cash equivalents	3,186,742	(2,223,729)
Cash and cash equivalents at beginning of period	859,820	7,235,403
Cash and cash equivalents at end of period	$4,046,562	$5,011,674

Supplemental disclosure of cash flow information
Equipment acquired under capital leases	$—	$—
Interest paid	$1,902	$2,188

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.                                      Business

We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders. We in-licensed our first clinical candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre. We completed our Phase II trial to evaluate milnacipran in the potential treatment of FMS in the fall of 2002, and the final results were announced in the first quarter of 2003. After successful resolution of clinical trial design issues with the U.S. Food and Drug Administration, or FDA, we began initiating our Phase III clinical trial evaluating the use of milnacipran as a potential treatment for FMS in the fourth quarter of 2003. In January 2004, we entered into an agreement with Forest Laboratories for the development and marketing of milnacipran whereby we and Forest Laboratories will work together to complete the initial Phase III clinical trial (Note 8).

2.                                      Basis of Presentation

The accompanying financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the SEC.  In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein.  All such adjustments are normal and recurring in nature.  Interim results are not necessarily indicative of results for the full year.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and the related footnotes included in our 2003 report on Form 10-K filed with the SEC on March 29, 2004.

3.                                      Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted income (loss) per share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued.  The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method.  We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended March 31, 2004 and 2003 because such securities are antidilutive for these periods.  The total number of potential common shares excluded from the calculation of diluted loss per common share was 3,770,641 and 173,215 for the three months ended March 31, 2004 and 2003, respectively.

The following table presents the computation of basic and diluted shares outstanding:

	Three Months Ended March 31,
	2004	2003

Weighted average common shares outstanding – shares used in calculating per share amounts – basic	22,361,079	13,197,497
Effect of dilutive common share equivalents – stock options and warrants outstanding	—	—

Shares used in calculating per share amounts – diluted	22,361,079	13,197,497

4.                                      Comprehensive Income (Loss)

We present unrealized gains and losses on our short-term investments, classified as “available-for-sale”, in our statement of stockholders’ equity and comprehensive income (loss) on an annual basis and in a footnote in our quarterly reports.  During the three months ended March 31, 2004 and 2003, total comprehensive income (loss) was $(7,271,300) and $(1,743,265), respectively.  Other comprehensive income or loss consists of unrealized gains or losses on our short-term investments, which are comprised of securities of the U.S. government or its agencies and certificates of deposits, and included an unrealized gain of $11,547 and $7,358 during the three months ended March 31, 2004 and 2003, respectively.

5.                                      Stock-Based Compensation

We record compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.  Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  Options which were granted to employees pursuant to our option cancel and re-grant program are accounted for as variable in accordance with FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25, whereby the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period.

Compensation expense for options granted to non-employees has been determined at the grant date in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and has been recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  Such compensation is recognized over the related vesting period of the underlying option.

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

	Three Months Ended March 31,
	2004	2003

Net loss, as reported	$(7,282,847)	$(1,750,623)
Add: Stock-based employee compensation expense (benefit) included in reported net loss	(1,442,933)	(96,498)
Deduct: Total stock-based employee compensation expense determined under fair value based methods	(433,340)	(482,512)
Pro forma net loss	$(9,159,120)	$(2,329,633)

	Three Months Ended March 31,
	2004	2003
Net loss per share:
Basic – as reported	$(0.33)	$(0.13)
Basic – pro forma	$(0.41)	$(0.18)
Diluted – as reported	$(0.33)	$(0.13)
Diluted – pro forma	$(0.41)	$(0.18)

6.                                      Long -Term Obligation

The long-term obligation consists of capital leases for office equipment purchased in March 2002.  The lease expires in February 2007.  Minimum lease payments over the lease term at March 31, 2004 totaled $55,475 including interest of $7,620.

7.                                      Stockholder’s Equity

Stock Option Cancel and Re-Grant Program

In June 2001, we implemented an option cancel and re-grant program.  Pursuant to the program, the exercise price of certain options held by certain of our executive officers and directors were exchanged for options with an exercise price of $2.50 per share, the fair market value of our common stock on June 27, 2001, the date the option cancel and re-grant program was effected.  As a condition to participating in the option cancel and re-grant program, option holders who elected to surrender their old options for the replacement options had to exercise at least twenty percent of the replacement options on June 27, 2001.  In addition, the replacement options expire no later than the earlier of the expiration date of the original option grant or June 27, 2006.  Our chief executive officer exercised his options to purchase 101,319 shares of common stock pursuant to a promissory note that was issued by us and was secured by his stock.  The outstanding principal amount of the promissory note in the amount of $189,973 was due on June 27, 2006, with interest payable annually at a rate of two points above the federal funds rate (adjusted monthly).  In January 2004, the principal amount of the loan and related interest was paid in full.

As a result of the program, we granted options to purchase 618,738 shares of our common stock.  In accordance with FIN 44, the shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period.  During the three months ended March 31, 2004 and 2003, as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during these periods, we reversed $1.4 million and $0.1 million, respectively, of the cumulative compensation charge.

8.                                      Collaboration Agreement

In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under our agreement with Forest Laboratories, we sublicensed our exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has an option to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, and we will have the option to co-promote up to 25% of the total physician details.

Under the agreement with Forest Laboratories, we received an upfront, non-refundable payment of $25.0 million, of which $1.25 million, classified as research and development expenses, is payable to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to us under the agreement could be approximately $205.0 million related to the development of milnacipran for the treatment of FMS, a large portion of which will depend upon achieving certain sales of milnacipran and an additional $45.0 million in the event that we and Forest Laboratories develop other indications for milnacipran.  In addition, we have the potential to receive royalty payments based on sales of licensed product under this agreement. In addition, Forest Laboratories assumed the royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement or (iii) the last commercial sale of a generic product, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if such breach has not been cured within the required time period following such written notice. Forest Laboratories may also terminate the agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of a new drug application or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.

9.                                      Related Party Transactions

In conjunction with the signing of the collaboration agreement with Forest Laboratories, options to purchase 200,000 shares of our common stock at $2.51 per share became fully vested.  Such options were previously granted to outside consultants and two former board members for services provided in connection with corporate partner negotiations and were to become fully vested upon our completion of a significant strategic collaboration within two years of the date of grant, which occurred upon the execution of the agreement with Forest Laboratories in January 2004.  In accordance with EITF No. 96-18, we recorded a non-recurring, non-cash compensation charge of $2.4 million in the first quarter of 2004 in connection with this transaction.

During March 2004, we entered into consulting agreements with certain of our board members in connection with their resignation from our board of directors to roles as consultants.  Pursuant to such consulting agreements, we are committed to pay each consultant a fee of $50,000 per year for services provided over a two-year term.  Additionally, each consultant will vest in all unvested shares under outstanding option grants in equal monthly installments over a period of two years from the effective date of the agreements.  In connection with the consulting agreements, we recorded a non-recurring, non-cash compensation charge of $2.8 million during the first quarter of 2004 related to the accounting for the stock options previously granted to such former board members.

10.                               Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year.

11.                               Subsequent Events

Public Offering of Shares of Our Common Stock

On April 7, 2004, we completed a public offering of 6,900,000 shares of our common stock, including the underwriters’ purchase of an additional 900,000 shares to cover over-allotments, at $11.50 per share resulting in proceeds of approximately $74.2 million, net of placement costs.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties.  Our actual results could differ materially from those discussed below and elsewhere in this 10-Q including “Risk Factors”.  Factors that could cause or contribute to such differences include, without limitation, those discussed in this section, as well as other sections of this 10-Q, including “Risk Factors” and those discussed in our report on Form 10-K for the year ended December 31, 2003.

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

We obtained an exclusive license for milnacipran from Pierre Fabre Medicament in 2001. Milnacipran has been marketed outside of the United States since 1997 as an antidepressant and has been used by over 3,000,000 patients worldwide. We have paid Pierre Fabre a total of $2.5 million, including upfront payments of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003. Additional payments to Pierre Fabre of up to a total of $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones.  Additionally, we are obligated to pay Pierre Fabre 5% of any upfront and milestone payments received from Forest Laboratories as a sublicense fee, including $1.25 million of our $25.0 million upfront payment.  We anticipate making this payment during May 2004.  After a total of $7.5 million has been paid, any additional sublicense fees are credited against any subsequent milestone and royalty payments owed by us to Pierre Fabre. If not used, these credits are carried forward to subsequent years.

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

In August 2002, we entered into a reformulation and new product agreement with Collegium Pharmaceutical, Inc. pursuant to which Collegium is attempting to develop new formulations of milnacipran and new products that are analogs of milnacipran. In January 2004, we exercised our option to acquire an exclusive license to technology developed under this agreement. In the event we commercialize any of the reformulations or new products developed under our agreement with Collegium, we will be obligated to pay Collegium milestone payments of up to $5.1 million in the aggregate upon achievement of defined clinical and regulatory objectives, as well as potential royalty payments based on the net sales of reformulated or new products.  We also entered into a common stock issuance agreement with Collegium, pursuant to which Collegium may elect to be issued shares of our common stock, subject to certain conditions, in lieu of cash, for milestone payments.  Forest Laboratories has an option to license any technology developed under our agreement with Collegium.

We are actively continuing to evaluate other various potential strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives that we believe may enhance stockholder value.

Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this quarterly report.

Comparison of Three Months Ended March 31, 2004 and 2003

Revenue

We had revenues under our collaborative agreement of $1.1 million for the three months ended March 31, 2004 compared to no revenue for the three months ended March 31, 2003.  The revenues recorded during 2004 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories for the development and marketing of milnacipran, entered into in January 2004.  Such revenues include the amortization of the upfront payment of $25.0 million from Forest Laboratories over a period of 8 years and funding received from Forest Laboratories for certain of our employees devoted to the development efforts.

We currently are not generating any revenues from product sales and we do not expect to generate revenues from product sales for at least the next several years, if at all.  We expect our revenues for the next several years to consist of the continued amortization of the upfront payment of $25.0 million, funding for certain of our employees devoted to the development efforts and possible future milestone payments, which are contingent upon the achievement of agreed upon objectives. The amount of funding for the development of milnacipran may change periodically as we jointly agree with Forest Laboratories upon the number of our personnel assigned to the development efforts. Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.

Research and Development

Research and development expenses for the three months ended March 31, 2004 were $2.3 million compared to $1.1 million for the three months ended March 31, 2003.  The increase in research and development expenses is primarily attributable to a $1.25 million sublicense fee owed to Pierre Fabre in connection with our collaboration agreement with Forest Laboratories, the exercise of our option in

January 2004 to acquire an exclusive license to technology developed under our reformulation and new product agreement with Collegium and the hiring of additional personnel related to the expansion of our research and development activities into Phase III clinical trials.  This increase in research and development expenses during the first quarter of 2004 was partially offset by costs incurred during the first quarter of 2003 related to the Phase II clinical trial for milnacipran, which was in its final completion stage during the first quarter of 2003.

Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $0.1 million and $12,000 related to research and development expenses for the three months ended March 31, 2004 and 2003, respectively, and as discussed below in “Compensation Benefit—Variable Stock Options,” we recognized a compensation benefit for variable stock options of $0.2 million and $10,000 related to research and development expenses for the three months ended March 31, 2004 and 2003, respectively.

General and Administrative

General and administrative expenses for the three months ended March 31, 2004 were $2.2 million compared to $0.8 million for the three months ended March 31, 2003.  The increase in general and administrative expenses is primarily due to a success-based fee paid to our investment bankers in connection with the closing of our collaboration agreement with Forest Laboratories, a one-time fee associated with our being listed during the first quarter of 2004 on the Nasdaq National Market and increased wages expense associated with an increase in headcount.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $5.3 million and $5,000 related to general and administrative expenses for the three months ended March 31, 2004 and 2003, respectively, and as discussed below in “Compensation Benefit—Variable Stock Options,” we recognized a compensation benefit for variable stock options of $1.2 million and $86,000 related to general and administrative expenses for the three months ended March 31, 2004 and 2003, respectively.

Non-Cash Compensation Charges

Non-cash compensation charges for the three months ended March 31, 2004 were $5.4 million, consisting of approximately $0.1 million related to research and development expenses and $5.3 million related to general and administrative expenses, compared to $17,000, consisting of approximately $12,000 related to research and development expenses and $5,000 related to general and administrative expenses, for the three months ended March 31, 2003.  The increase in non-cash compensation charges is primarily due to a non-recurring, non-cash compensation charge in the amount of $2.4 million related to stock options previously granted to consultants and two former board members for services that vested upon the completion of the collaboration agreement with Forest Laboratories and a non-recurring, non-cash compensation charge in the amount of $2.8 million in connection with the accounting treatment for stock options related to the resignation of certain board members to roles as consultants during the first quarter of 2004.

Compensation Benefit – Variable Stock Options

Compensation benefit for the three months ended March 31, 2004 was $1.4 million compared to $0.1 million for the three months ended March 31, 2003.  In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25.  During the three months ended March 31, 2004, the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period.  In accordance with FIN 44, we reversed $1.4 million, consisting of approximately $0.2 million related to research and development expenses and approximately $1.2 million related to general and administrative expenses, of the cumulative compensation charge.  Similarly, we reversed $96,000, consisting of approximately $10,000 related to research and development expenses and approximately $86,000 related to general and administrative expenses, of the cumulative compensation charge during the corresponding period in 2003 due to a decline in our stock price during that period.  In the event our stock price is above $11.50 (closing price on March 31, 2004) on June 30, 2004, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $11.50).

Interest Income

Interest and other income, net, for the three months ended March 31, 2004 was $72,000 compared to $23,000 for the three months ended March 31, 2003.  The increase in interest and other income for the three months ended March 31, 2004 compared to the corresponding period in 2003 is due to higher investment balances during 2004 achieved primarily through our private placement in April 2003, our call for the redemption of outstanding warrants during October 2003 and the upfront payment received from Forest in January 2004.

Liquidity and Capital Resources

At March 31, 2004, we had cash, cash equivalents and short-term investments of $44.0 million compared to cash, cash equivalents and short-term investments of $23.5 million at December 31, 2003.  Working capital at March 31, 2004 totaled $40.5 million compared to $22.0 million at December 31, 2003.  In April 2004, we received proceeds of approximately $74.2 million, net of placement costs, in connection with our secondary offering of common stock that is not reflected in our working capital at March 31, 2004. We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.

Net cash provided by operating activities totaled $19.8 million for the three months ended March 31, 2004, compared to net cash used in operating activities of $1.8 million for the three months ended March 31, 2003. The primary source of cash from operations during the three months ended March 31, 2004 was the upfront payment of $25.0 million received from Forest Laboratories, offset by cash used in operations of approximately $5.2 million.  The primary use of cash during the three months ended March 31, 2003 was to fund our net loss during the period.

Net cash used in investing activities was $17.3 million for the three months ended March 31, 2004, compared to $0.5 million for the three months ended March 31, 2003. The increase in net cash used in investing activities from the first quarter of 2003 to the first quarter of 2004 was primarily a result of the purchase of short-term securities, net of the proceeds from the sale of short-term securities.

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2004, compared to $11,000 for the three months ended March 31, 2003. The increase in net cash provided by financing activities from the first quarter of 2003 to the first quarter of 2004 was primarily the result of proceeds of approximately $0.4 million from the exercise of stock options and warrants and the receipt of the payment of the shareholder receivable in the amount of $0.2 million during the first quarter of 2004.

The following table summaries our long-term contractual obligations as of March 31, 2004:

	Total	Less than 1 year (2004)	1 - 3 years (2005- 2007)	After 4 years (2008 and beyond)
Capital leases, including interest payments	$55,475	$14,265	$41,210	$—
Operating leases	601,627	128,849	472,778	—
Purchase obligations (1)	368,250	180,750	187,500	—
Total	$1,025,352	$323,864	$701,488	$—

(1)                                  Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of March 31, 2004.

Other commercial commitments include certain potential milestone, sublicense and royalty payments to Pierre Fabre and Collegium discussed in the “Overview” section. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above.

Until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from revenue from our collaboration agreement. Our current expected primary cash needs on both a short term and long-term basis are for the identification, acquisition or license, and development of potential future products or acquisition of companies, working capital and other general corporate purposes. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium, and costs of in-licensing or acquiring additional compounds or companies, we estimate that based on our current business plan, we will require approximately $4.0 million to fund our operations for the remainder of 2004. In the event we acquire, license or develop any new products, the amount to fund our operations for 2004 would increase. We expect the current trend of net losses to continue for at least the next several years as we seek to acquire, license or develop additional products for the treatment of Functional Somatic Syndromes. Such losses may fluctuate, and the fluctuations may be substantial.

Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at March 31, 2004, as well as the net proceeds of approximately $74.2 million received in April 2004 in connection with our secondary offering of common stock, are sufficient to fund operations for the next several years. Our expected primary cash needs on both a short term and long-term basis are for the identification, acquisition or license, and development of potential future products or acquisition of companies, working capital and other general corporate purposes. In order to acquire or develop additional products for the treatment of Functional Somatic Syndromes, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:

•                                          the extent to which we acquire or invest in other products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions;

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

•                                          the costs and timing of regulatory approvals for milnacipran; and

•                                          the costs of commercialization of any future products.

Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future capital needs through public or private equity offerings, debt financings or collaboration and licensing arrangements, as well as interest income earned on cash balances. We do not currently have any commitments for future external funding. We may not be able to raise additional capital through such sources and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we may be required to delay, scale back or eliminate some or all of our development of future additional product candidates.

To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, licenses for research and development, stock-based compensation and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following are some of the more critical accounting policies that affect the significant judgments and estimates used in the preparation of our financial statements (also see the notes to our financial statements included on our report on Form 10-K for the year ended December 31, 2003).

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.  Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Amounts received for milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement.  Any amounts received prior to satisfying revenue recognition criteria will be recorded as deferred revenue.

Licenses for Research and Development

We expense research and development costs as they are incurred pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses. In connection with our agreement with Pierre Fabre, we have paid certain upfront and milestone payments and are also obligated to make additional payments based on meeting certain clinical and regulatory milestones. Such upfront and milestone payments are expensed as incurred pursuant to SFAS No. 2. We also issued Pierre Fabre 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock in the second quarter of 2003 in connection with the second restated license agreement. Pursuant to SFAS No. 2, the additional license consideration in the form of these equity instruments has been expensed as the ultimate commercialization of the related product is uncertain and the technology has no alternative uses. Additionally, in connection with our agreement with Collegium, the upfront and project management fees paid to Collegium have been expensed pursuant to SFAS No. 2, as well as the other direct costs incurred in connection with the agreement.

Stock-Based Compensation

We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, as amended by SFAS No. 123 (“FAS 123”), Accounting for Stock Based Compensation. Accordingly, we ordinarily recognize no compensation expense for stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of grant. The value of options or stock awards issued to non-employees has been determined in accordance with FAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods and Services, and is periodically re-measured as the options vest. For the three months ended March 31, 2004 and 2003, we recorded compensation expense of $2.6 million (including $2.4 million related to stock options that vested upon the completion of the collaboration agreement with Forest Laboratories) and $16,890, respectively, related to options issued to consultants.  Additionally, during the three months ended March 31, 2004, we recorded compensation expense of $2.8 million in connection with the accounting treatment for stock options related to the resignation of certain board members during the first quarter of 2004.

In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation—An Interpretation of APB 25. Pursuant to FIN 44, the intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the term of the option and amortized over the vesting period.  During the three months ended March 31, 2004, the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period.  In accordance with FIN 44, we reversed $1.4 million of the cumulative compensation charge.  Similarly, we reversed $96,000 of the cumulative compensation charge during the three months ended March 31, 2003 due to a decline in our stock price during that period.  In the event our stock price is above $11.50 (closing price on March 31, 2004) on June 30, 2004, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $11.50).  Pursuant to the option cancel and re-grant program, options with certain exercise prices held by certain of our employees, including executive officers, and directors were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the program was effected.

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have a history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future taxable income in the near future in order to realize the benefit of the deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets based on our history of losses. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to our effective tax rate.

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

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Risk Factors

We are dependent on our collaboration with Forest Laboratories to develop and commercialize milnacipran, our only product candidate, and to obtain regulatory approval. Events or circumstances may occur that delay or prevent the development and commercialization of milnacipran.

Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of milnacipran, our only product candidate, for all indications in the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical. Forest Laboratories is responsible for funding the development of milnacipran, including clinical trials and regulatory approval. If the FDA approves this product candidate, Forest Laboratories will also have primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of milnacipran. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to establish the safety and efficacy of milnacipran, obtain regulatory approvals and achieve market acceptance of milnacipran for the treatment of FMS.

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

•                                          We and Forest Laboratories could disagree as to development plans, including the number and timing of clinical trials or regulatory approval strategy, or as to which additional indications for milnacipran should be pursued;

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

Furthermore, Forest Laboratories may terminate our collaboration agreement upon our material breach or our bankruptcy and may also terminate our agreement upon 120 days’ notice in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of a new drug application or to result in labeling or indications that would significantly adversely affect the marketing of any product developed under the agreement. If any of these events occur, we may not be able to find another collaborator for development or commercialization, and if we elected to pursue further development and commercialization of milnacipran, we would experience substantially increased capital requirements that we might not be able to fund.

We rely upon an exclusive license from Pierre Fabre in order to develop and sell our milnacipran product candidate, and our ability to pursue the development and commercialization of milnacipran for the treatment of FMS depends upon the continuation of our license from Pierre Fabre.

Our license agreement with Pierre Fabre provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada, with a right to sublicense certain rights to Forest Laboratories under our collaboration with Forest Laboratories. Either we or Pierre Fabre may terminate the license agreement for cause upon 90 days’ prior written notice to the other party upon the bankruptcy or dissolution of the other party, or upon a breach of any material provision of the agreement if the breach is not cured within 90 days following the written notice. Furthermore, Pierre Fabre has the right to terminate the agreement upon 90 days’ prior notice to us if we and our sub-licensees terminate our development and marketing activities with respect to milnacipran, if we challenge certain patent rights of Pierre Fabre and under specified other circumstances. If our license agreement with Pierre Fabre were terminated, we would lose our rights to develop and commercialize products using the compound milnacipran as an active ingredient, as the compound is manufactured under Pierre Fabre patents and using Pierre Fabre know-how and trade secrets, and it would be unlikely that we could obtain the active ingredient in milnacipran from any other source.

We rely upon Pierre Fabre as our exclusive supplier of the compound used as the active ingredient in our milnacipran product candidate and if Pierre Fabre fails to supply us sufficient quantities of the active ingredient it may delay or prevent us from developing and commercializing our only product candidate.

Pursuant to our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the compound used as the active pharmaceutical ingredient in our milnacipran product candidate. Neither we nor Forest Laboratories have facilities for the manufacture of the product candidate. Currently, Pierre Fabre manufactures the active ingredient of milnacipran in its facility in Gaillac, France and Pierre Fabre is the only worldwide supplier of the active ingredient of milnacipran that is currently approved for sale as an antidepressant and sold in 32 countries, but is not approved for sale in the United States. If any product is commercialized under the agreement, Pierre Fabre will have the exclusive right to manufacture the active ingredient used in our commercial product. If milnacipran is commercialized in the United States, Pierre Fabre’s facility will need to be inspected by the FDA for compliance with current good manufacturing practices, or cGMP, requirements. Due to the projected commercial quantities of milnacipran that we may require and to provide a second manufacturing site, Pierre Fabre has agreed that within a certain time period after commercial launch of milnacipran, it will qualify an additional manufacturing facility. We do not have control over Pierre Fabre’s compliance with cGMP requirements or Pierre Fabre’s compliance with its obligation to qualify a second manufacturing facility. If Pierre Fabre fails or is unable to provide, in a timely and economic manner, required quantities of the active ingredient that Forest Laboratories or we request for clinical purposes, our development program could be delayed. In addition, if Pierre Fabre fails to timely and economically supply us sufficient quantities for commercial sale, our product sales and market acceptance of the product could be adversely affected.

Furthermore, our purchase and supply agreement may be terminated for cause either by us or by Pierre Fabre upon 90 days’ prior written notice to the other party upon a material breach of the agreement if the breach is not cured within 90 days following the written notice. We have the right to manufacture milnacipran if Pierre Fabre does not have a required buffer stock or in the event that we terminate our license agreement with Pierre Fabre under certain circumstances. If our purchase and supply agreement with Pierre Fabre is terminated, we are unlikely to be able to qualify another supplier of the active ingredient within a reasonable time period, and our ability to develop and commercialize milnacipran will be significantly impaired.

Our agreements with Pierre Fabre and Forest Laboratories restrict our ability to develop specified compounds, which limits how we can expand our product candidates.

Under our agreements with Pierre Fabre and Forest Laboratories, Forest Laboratories has agreed to pay Pierre Fabre and us a royalty, in the event that Forest Laboratories sells a product other than milnacipran for FMS for a specified period of time, which shall not be less than three years. We are, in turn, obligated to pay a portion of the royalty we receive from Forest Laboratories to Pierre Fabre. In addition, each of us is subject to limitations related to each party’s development of any serotonin norephinephrine reuptake inhibitors, or SNRI, products other than milnacipran. These limitations include: (i) a prohibition on developing an SNRI product for specified indications for which milnacipran is being developed; and (ii) a prohibition on developing an SNRI product for any indication for a specified time period, and after such specified time period, a requirement that if one of the parties launches and sells an SNRI product that is prescribed off-label for any indication for which milnacipran is being developed, the selling party must reimburse the other parties for losses due to the off-label use.

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

We only recently commenced the first of two required Phase III trials of milnacipran for the treatment of FMS. Even if our Phase III trials or any future clinical trials are successful, we may not receive required regulatory approval from the FDA or any other regulatory body required for the commercial sale of milnacipran in the United States, or the approval process may take longer than we anticipate. The regulatory approval of a new drug typically takes many years and the outcome is uncertain. Despite the time and resources expended, regulatory approval is never guaranteed. If we fail to obtain regulatory approval for milnacipran or any future product candidates, we will be unable to market and sell any products and therefore may never generate any revenues from product sales or become profitable. In addition, our collaborators, or our third party manufacturers’ failure to comply with the FDA and other applicable United States or foreign regulations may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve new drug approval applications.

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

•                                          the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of any future collaborators or contract manufacturers, including Pierre Fabre’s facility for the manufacture of the active ingredient in milnacipran; and

•                                          the FDA may change its approval policies or adopt new regulations.

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

•                                          rate of a product’s acceptance by the target community;

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

We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to our product candidates, could hinder or prevent our product candidate’s commercialization success.

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

•                                          disruption of our business and diversion of our management’s time and attention to developing acquired compounds or products;

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

We have incurred substantial losses during our history. For the three months ended March 31, 2004 and the years ended December 31, 2003, 2002 and 2001, we incurred net losses of $7.3 million, $21.7 million, $1.0 million and $7.2 million, respectively. As of March 31, 2004, we had an accumulated deficit of approximately $133.6 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran with sufficient sales volumes, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next several years or become profitable in the foreseeable future and may never achieve profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or discontinue the completion of any proposed acquisitions or adversely affect our ability to realize the expected benefits of any completed acquisitions.

Although Forest Laboratories has assumed responsibility for the development of milnacipran, we will incur certain non-reimbursable expenses in connection with such development. In addition, we will incur expenses in connection with the evaluation of potential acquisitions or other strategic transactions and additional expenses in the event we close any such transactions. We do not have any committed external sources of funding and we may need to raise additional capital through the sale of equity. The amount of capital we will require will depend upon many factors, including but not limited to, the development strategy for milnacipran and the evaluation and potential closing of any strategic transactions. If we are unable to raise capital when we need it, we may have to scale back or discontinue the evaluation or completion of any proposed acquisitions or strategic transaction(s).

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish propriety rights.

We may raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. As was the case when we issued 6,900,000 shares of common stock in our secondary offering completed in April 2004, to the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership percentage will be diluted. If we become eligible for any debt financing, the financing may include covenants that restrict our operations, including limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish potential valuable rights to our potential products on terms that are not favorable to us.

We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income.

Sales of our common stock in September 1991, October 1997, March 2002, April 2003 and April 2004 may have caused the limitation of Section 382 of the Internal Revenue Code of 1986, as amended, to be applicable. This limitation will allow us to use only a portion of the net operating loss carryforwards to offset future taxable income, if any, for federal income tax purposes. Based upon the limitations of Section 382, we may be allowed to use no more than a prescribed amount of such losses each year to reduce taxable income, if any. To the extent not used by us, unused losses will carry forward subject to the limitations to offset future taxable income, if any, until such unused losses expire. All unused federal net operating losses will expire 15 or 20 years after any year in which they were generated. The carryforward period is 15 years for losses incurred prior to 1998 and 20 years for losses incurred subsequent to 1997. Approximately $3.9 million in federal net operating losses expired in 2003. Our California tax loss carryforwards will begin to expire in 2006. As a result of the sale of common stock, ownership changes occurred in 1991, 1997, 2002, 2003 and 2004, which may result in a limitation to the use of our net operating loss carryforwards.

Our stock price will likely be volatile.

The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2001 through December 31, 2003, the high and low closing sales prices for our common stock ranged from $0.77 to $15.19. For the three months ended March 31, 2004, our high and low closing sales prices were $15.71 and $10.94. Our stock price has been and may continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

•                                          the results and timing of clinical trials for milnacipran;

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

As of May 1, 2004, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 25% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to effect an entrenchment of management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

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

There is significant litigation in the industry regarding patent and other intellectual property rights. We may be exposed to future litigation by third parties based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. If our drug development activities are found to infringe any such patents, we may have to pay significant damages. There are many patents relating to chemical compounds and the uses thereof. If our compounds are found to infringe any such patents, we may have to pay significant damages. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against our company or our collaborators could lead to:

•                                          payment of damages, potentially treble damages, if we are found to have willfully infringed such parties’ patent rights;

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. The United States Patent and Trademark Office’s standards are uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. United States patents and patent applications may also be subject to interference proceedings and United States patents may be subject to reexamination proceedings in the United States Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.

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

(b) Reports on Form 8-K:

Form 8-K filed on January 12, 2004 announcing the execution of an agreement with Forest Laboratories for the development and marketing of milnacipran.

Form 8-K filed on March 29, 2004 announcing the issuance of a press release announcing our financial results for the quarter and year ended December 31, 2003.

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

Cypress Bioscience, Inc.

Date: May 17, 2004	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 17, 2004	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer and Vice President (Principal Financial Officer)