Form 10-Q/A
period 2004-03-31
CYPRESS BIOSCIENCE INC
filed 2004-08-09
CIK 716054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

This amendment to our quarterly report on Form 10-Q for the three months ended March 31, 2004 is filed for the purpose of amending Part I (Items 1 and 2).

We have revised our presentation of sponsored development reimbursements as the result of a determination that we should have been reporting on a gross basis the reimbursement of sponsored development activities as revenues as well as the related expense in the statement of operations.  There is no net effect on the net loss or net loss per share as previously reported.  You are referred to Note 12 of our Condensed Financial Statements for additional information on the financial statement effect of the revised presentation.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the revised presentation.

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

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Revenues under collaborative agreement	$3,392,618	$—

Costs and expenses:
Research and development	4,572,728	1,057,234
General and administrative	2,167,124	794,240
Non-cash compensation charges (A) (Note 9)	5,448,281	16,890
Compensation benefit – variable stock options (B)	(1,442,933)	(96,498)
Total costs and expenses	10,745,200	1,771,866

Other income (expense):
Interest and other income, net	71,637	23,431
Interest expense	(1,902)	(2,188)
	69,735	21,243

Net loss	$(7,282,847)	$(1,750,623)

Net loss per share – basic and diluted	$(0.33)	$(0.13)

Shares used in computing net loss per share –basic and diluted	22,361,079	13,197,497

(A) Non-cash compensation charges includes the following related expenses:
Research and development	$104,552	$11,653
General and administrative	5,343,729	5,237
	$5,448,281	$16,890

(B) Compensation benefit –variable stock options includes the following related expenses:
Research and development	$(185,032)	$(10,483)
General and administrative	(1,257,901)	(86,015)
	$(1,442,933)	$(96,498)

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

CYPRESS BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.                                      Business

We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders. We in-licensed our first clinical candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre. We completed our Phase II trial to evaluate milnacipran in the potential treatment of FMS in the fall of 2002, and the final results were announced in the first quarter of 2003. After successful resolution of clinical trial design issues with the U.S. Food and Drug Administration, or FDA, we began initiating our Phase III clinical trial evaluating the use of milnacipran as a potential treatment for FMS in the fourth quarter of 2003. In January 2004, we entered into an agreement with Forest Laboratories for the development and marketing of milnacipran whereby we and Forest Laboratories will work together to complete the initial Phase III clinical trial (Note 10).

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

3.                                      Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.  Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Amounts received for sponsored development activities, including funding received for certain of our employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed.  Amounts received for milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement.  Any amounts received prior to satisfying revenue recognition criteria will be recorded as deferred revenue.

4.                                      Research and Development Expenses

Research and development expenses are expensed as incurred and consist primarily of salaries and related personnel expenses for our research and development personnel, fees paid to external service providers, patient enrollment costs, fees and milestone payments under our license and development agreements and costs for facilities, supplies, materials and equipment.  All such costs are charged to research and development expenses as incurred.  Such costs also include research and development expenses incurred in connection with our first Phase III clinical trial which are reimbursed by Forest Laboratories pursuant to our collaboration agreement.

5.                                      Net Income (Loss) Per Share

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

6.                                      Comprehensive Income (Loss)

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

7.                                      Stock-Based Compensation

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

8.                                      Long -Term Obligation

The long-term obligation consists of capital leases for office equipment purchased in March 2002.  The lease expires in February 2007.  Minimum lease payments over the lease term at March 31, 2004 totaled $55,475 including interest of $7,620.

9.                                      Stockholder’s Equity

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

10.                               Collaboration Agreement

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

Under the agreement with Forest Laboratories, we received an upfront, non-refundable payment of $25.0 million, of which $1.25 million, classified as research and development expenses, is payable to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to us under the agreement could be approximately $205.0 million related to the development of milnacipran for the treatment of FMS, a large portion of which will depend upon achieving certain sales of milnacipran and an additional $45.0 million in the event that we and Forest Laboratories develop other indications for milnacipran.  In addition, we have the potential to receive royalty payments based on sales of licensed product under this agreement and receive reimbursement of certain expenses. In addition, Forest Laboratories assumed the royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement or (iii) the last commercial sale of a generic product, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if such breach has not been cured within the required time period following such written notice. Forest Laboratories may also terminate the agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of a new drug application or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.

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

12.                               Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year.

During the three months ended March 31, 2004, we revised our presentation of sponsored development reimbursements from a net basis to a gross basis in order to be consistent with standard industry practice.  Acccordingly, sponsored development reimbursements of $2,265,654 for the three months ended March 31, 2004 increased revenue under collaborative agreement and research and development expenses on the statement of operations.

13.                               Subsequent Events

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

Comparison of Three Months Ended March 31, 2004 and 2003

Revenue

We had revenues under our collaborative agreement of $3.4 million for the three months ended March 31, 2004 compared to no revenue for the three months ended March 31, 2003.  The revenues recorded during 2004 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories for the development and marketing of milnacipran, entered into in January 2004.  Such revenues include the amortization of the upfront payment of $25.0 million from Forest Laboratories over a period of 8 years, funding received from Forest Laboratories for certain of our employees devoted to the development efforts and sponsored development reimbursements.

We currently are not generating any revenues from product sales and we do not expect to generate revenues from product sales for at least the next several years, if at all.  Until we generate revenues from product sales, we expect our revenues to consist of the continued amortization of the upfront payment of $25.0 million, funding for certain of our employees devoted to the development efforts, sponsored development reimbursements and possible future milestone payments, which are contingent upon the achievement of agreed upon objectives. The amount of funding from Forest Laboratories for certain of our employees may change periodically as we jointly agree with Forest Laboratories upon the number of our personnel assigned to the development of milnacipran.  Additionally, the amount of sponsored development reimbursements from Forest Laboratories may change periodically based on the level of development activity. Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.

Research and Development

Research and development expenses for the three months ended March 31, 2004 were $4.6 million compared to $1.1 million for the three months ended March 31, 2003.  The increase in research and development expenses is primarily attributable to costs incurred in connection with our first Phase III clinical trial for milnacipran, including expenses for an external clinical research organization, trial consultants and drug supply costs, and a $1.25 million sublicense fee owed to Pierre Fabre in connection with our collaboration agreement with Forest Laboratories, as well as the exercise of our option in January 2004 to acquire an exclusive license to technology developed under our reformulation and new product agreement with Collegium and the hiring of additional personnel related to the expansion of our research and development activities into Phase III clinical trials.  This increase in research and development expenses during the first quarter of 2004 was partially offset by costs incurred during the first quarter of 2003 related to the Phase II clinical trial for milnacipran, which was in its final completion stage during the first quarter of 2003.  The costs for the first Phase III clinical trial incurred during 2004 are being reimbursed by Forest Laboratories as noted below.

Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees.  The funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and sponsored development reimbursements are included as a component of our revenue under collaborative agreement on the statement of operations.

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

The following table summaries our long-term contractual obligations as of March 31, 2004:

	Total	Less than 1 year (2004)	1 - 3 years (2005– 2007)	After 4 years (2008 and beyond)
Capital leases, including interest payments	$55,475	$14,265	$41,210	$—
Operating leases	601,627	128,849	472,778	—
Purchase obligations (1)	368,250	180,750	187,500	—
Total	$1,025,352	$323,864	$701,488	$—

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

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.  Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Amounts received for sponsored development activities, including funding received for certain of our employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed.  Amounts received for milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement.  Any amounts received prior to satisfying revenue recognition criteria will be recorded as deferred revenue.

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

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.3	Second Amended and Restated By-Laws. (2)

4.1	Form of Stock Certificate. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a - 14(b) or Rule 15d - 14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

Cypress Bioscience, Inc.

Date: August 9, 2004	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 9, 2004	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer and Vice President (Principal Financial Officer)