Form 10-Q
period 2004-06-30
CYPRESS BIOSCIENCE INC
filed 2004-08-09
CIK 716054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004, or

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

Yes     ☒     No     ☐

At August 5, 2004, 29,624,784 shares of Common Stock of the registrant were outstanding.

This filing, without exhibits, contains 38 pages.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CYPRESS BIOSCIENCE, INC.

BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$10,746,246	$859,820
Short-term investments	102,943,844	22,664,826
Prepaid expenses and other current assets	4,738,316	149,538
Total current assets	118,428,406	23,674,184

Property and equipment, net	82,947	101,035
Other assets	31,462	31,462
Total assets	$118,542,815	$23,806,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$777,716	$415,166
Accrued compensation	275,823	891,714
Accrued liabilities	205,887	302,956
Current portion of long-term obligations	15,233	14,474
Current portion of deferred revenue	3,125,000	—
Total current liabilities	4,399,659	1,624,310
Deferred rent	19,874	16,379
Long-term obligations, net of current portion	29,057	36,870
Deferred revenue, net of current portion	20,312,500	—

Stockholders’ equity:
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 29,574,784 and 22,184,952 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	29,575	22,185
Additional paid-in capital	229,060,635	148,509,080
Shareholder receivable	—	(189,973)
Accumulated other comprehensive income	11,630	65,206
Accumulated deficit	(135,320,115)	(126,277,376)
Total stockholders’ equity	93,781,725	22,129,122
Total liabilities and stockholders’ equity	$118,542,815	$23,806,681

See accompanying notes to financial statements.

Note:  The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Revenues under collaborative agreement	$3,465,823	$—	$6,858,441	$—

Costs and expenses:
Research and development	2,789,815	5,867,037	7,362,543	6,924,271
General and administrative	1,165,997	768,770	3,333,121	1,563,010
Non-cash compensation charges (A)	619,548	49,307	6,067,829	66,197
Compensation expense (benefit) – variable stock options (B)	847,025	882,956	(595,908)	786,458
Total costs and expenses	5,422,385	7,568,070	16,167,585	9,339,936

Other income (expense):
Interest and other income, net	197,925	26,977	269,562	50,408
Interest expense	(1,255)	(1,596)	(3,157)	(3,784)
	196,670	25,381	266,405	46,624

Net loss	$(1,759,892)	$(7,542,689)	$(9,042,739)	$(9,293,312)

Net loss per share – basic and diluted	$(0.06)	$(0.43)	$(0.35)	$(0.61)

Shares used in computing net loss per share – basic and diluted	28,989,249	17,492,844	25,675,164	15,357,036

(A) Non-cash compensation charges include the following related expenses:
Research and development	$105,351	$16,170	$209,903	$27,823
General and administrative	514,197	33,137	5,857,926	38,374
	$619,548	$49,307	$6,067,829	$66,197

(B) Compensation expense (benefit) –variable stock options includes the following related expenses:
Research and development	$66,958	$95,923	$(118,074)	$85,439
General and administrative	780,067	787,033	(477,834)	701,019
	$847,025	$882,956	$(595,908)	$786,458

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities
Net loss	$(9,042,739)	$(9,293,312)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,731	33,441
Gain on sale and disposal of property and equipment	—	(4,931)
Stock, stock options and warrants issued for services	6,067,829	66,197
Stock and warrants issued in connection with restated license agreement	—	5,021,000
Stock compensation on variable employee options	(595,908)	786,458
Changes in operating assets and liabilities, net	18,501,807	(100,126)
Net cash provided by (used in) operating activities	14,957,720	(3,491,273)

Investing Activities
Purchases of short-term investments	(269,425,594)	(10,431,347)
Proceeds from sale of short-term investments	189,093,000	4,000,000
Purchases of property and equipment	(8,643)	(5,465)
Proceeds from sale of property and equipment	—	5,500
Net cash used in investing activities	(80,341,237)	(6,431,312)

Financing Activities
Proceeds from exercise of stock options and warrants	868,127	569,834
Proceeds from secondary offering of common stock	74,218,897	—
Proceeds from private placement of common stock and warrants	—	9,534,903
Proceeds from payment of shareholder receivable	189,973	—
Proceeds from issuance of warrants	—	6,872
Payment of capital lease obligations	(7,054)	(6,394)
Net cash provided by financing activities	75,269,943	10,105,215

Increase in cash and cash equivalents	9,886,426	182,630
Cash and cash equivalents at beginning of period	859,820	7,235,403
Cash and cash equivalents at end of period	$10,746,246	$7,418,033

Supplemental disclosure of cash flow information
Interest paid	$3,157	$3,784

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.                                      Business

We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other related chronic pain and central nervous system disorders. We in-licensed our first clinical candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre. We completed our Phase II trial to evaluate milnacipran in the potential treatment of FMS in the fall of 2002, and the final results were announced in the first quarter of 2003. After successful resolution of clinical trial design issues with the U.S. Food and Drug Administration, or FDA, we began initiating our Phase III clinical trial evaluating the use of milnacipran as a potential treatment for FMS in the fourth quarter of 2003. In January 2004, we entered into an agreement with Forest Laboratories for the development and marketing of milnacipran whereby we and Forest Laboratories will work together to complete the initial Phase III clinical trial (Note 9).

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

5.                                      Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted income (loss) per share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued.  The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method.  We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003 because such securities are antidilutive for these periods.  The total number of potential common shares excluded from the calculation of diluted loss per common share was 3,733,389 and 1,345,342 for the three months ended June 30, 2004 and 2003, respectively, and 3,751,718 and 467,156 for the six months ended June 30, 2004 and 2003, respectively.

The following table presents the computation of basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Weighted average common shares outstanding – shares used in calculating per share amounts - basic	28,989,249	17,492,844	25,675,164	15,357,036
Effect of dilutive common share equivalents – stock options and warrants outstanding	—	—	—	—
Shares used in calculating per share amounts - diluted	28,989,249	17,492,844	25,675,164	15,357,036

6.                                      Comprehensive Income (Loss)

We present unrealized gains and losses on our short-term investments, classified as “available-for-sale”, in our statement of stockholders’ equity and comprehensive income (loss) on an annual basis and in a footnote in our quarterly reports.  Total comprehensive income (loss) was $(1,825,015) and $(7,514,724) during the three months ended June 30, 2004 and 2003, respectively, and $(9,096,315) and $(9,257,989) during the six months ended June 30, 2004 and 2003, respectively.  Other comprehensive income or loss consists of unrealized gains or losses on our short-term investments, which are comprised of securities of the U.S. government or its agencies and certificates of deposits, and included an unrealized loss of $65,123 and an unrealized gain of $27,965 during the three months ended June 30, 2004 and 2003, respectively, and an unrealized loss of $53,576 and an unrealized gain of $35,323 during the six months ended June 30, 2004 and 2003, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss, as reported	$(1,759,892)	$(7,542,689)	$(9,042,739)	$(9,293,312)
Add: Stock-based employee compensation expense (benefit) included in reported net loss	847,025	882,956	(595,908)	786,458
Deduct: Total stock-based employee compensation expense determined under fair value based methods	(690,126)	(300,035)	(1,123,466)	(782,547)
Pro forma net loss	$(1,602,993)	$(6,959,768)	$(10,762,113)	$(9,289,401)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss per share:
Basic – as reported	$(0.06)	$(0.43)	$(0.35)	$(0.61)
Basic – pro forma	$(0.06)	$(0.40)	$(0.42)	$(0.60)
Diluted – as reported	$(0.06)	$(0.43)	$(0.35)	$(0.61)
Diluted – pro forma	$(0.06)	$(0.40)	$(0.42)	$(0.60)

8.                                      Stockholders’ Equity

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

As a result of the program, we granted options to purchase 618,738 shares of our common stock.  In accordance with FIN 44, the shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period.  During the three months ended June 30, 2004 and the three and six months ended June 30, 2003, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during these periods, we recognized compensation expense of $847,025, $882,956 and $786,458, respectively.  However, due to a decline in our stock price during the six months ended June 30, 2004, we recognized a compensation benefit of $595,908 during this period.

Warrants

On May 21, 2004, we issued an outside consultant warrants to purchase 50,000 shares of our common stock as compensation for services provided.  These warrants, which have an exercise price of $13.23 per share and expire in May 2007, were valued at $385,000 and recorded as a non-cash compensation charge during the second quarter of 2004.

9.                                      Collaboration Agreement

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

Under the agreement with Forest Laboratories, we received an upfront, non-refundable payment of $25.0 million, of which $1.25 million, classified as research and development expenses, was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to us under the agreement could be approximately $205.0 million related to the development of milnacipran for the treatment of FMS, a large portion of which will depend upon achieving certain sales of milnacipran and an additional $45.0 million in the event that we and Forest Laboratories develop other indications for milnacipran.  In addition, we have the potential to receive royalty payments based on sales of licensed product under this agreement. In addition, Forest Laboratories assumed the royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement or (iii) the last commercial sale of a generic product, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if such breach has not been cured within the required time period following such written notice. Forest Laboratories may also terminate the agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of a new drug application or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.

10.                               Related Party Transactions

In conjunction with the signing of the collaboration agreement with Forest Laboratories, options to purchase 200,000 shares of our common stock at $2.51 per share became fully vested.  Such options were previously granted to outside consultants and two former board members for services provided in connection with corporate partner negotiations and were to become fully vested upon our execution of a significant strategic collaboration within two years of the date of grant, which occurred upon the signing of the agreement with Forest Laboratories in January 2004.  In accordance with EITF No. 96-18, we recorded a non-recurring, non-cash compensation charge of $2.4 million in the first quarter of 2004 in connection with this transaction.

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

11.                               Reclassification

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

Company Overview

We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes and other related chronic pain and central nervous system disorders. Functional Somatic Syndromes refer to several related syndromes characterized more by symptoms, suffering and disability than by disease-specific abnormalities that are found upon physical examination and include many overlapping pain and psychiatric conditions such as Fibromyalgia Syndrome, or FMS, irritable bowel syndrome, non-cardiac chest pain and interstitial cystitis, or chronic pelvic pain. Our goal is to be the first to commercialize a product approved in the United States for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. We commenced our first planned Phase III trial for milnacipran in the treatment of FMS in October 2003. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of central nervous system drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. We are conducting our initial Phase III trial and will conduct our second Phase III trial in collaboration with Forest Laboratories.   These two Phase III trials and any additional studies needed for regulatory approval could possibly be completed in 2006 and, if successful, a New Drug Application, or NDA, for FMS could possibly be submitted later in that year.

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

We obtained an exclusive license for milnacipran from Pierre Fabre Medicament in 2001. Milnacipran has been marketed outside of the United States since 1997 as an antidepressant and has been used by over 3,000,000 patients worldwide. We have paid Pierre Fabre a total of $2.5 million, including upfront payments of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003. Additional payments to Pierre Fabre of up to a total of $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones.  Additionally, we are obligated to pay Pierre Fabre 5% of any upfront and milestone payments received from Forest Laboratories as a sublicense fee, including $1.25 million of our $25.0 million upfront payment.  We paid Pierre Fabre this $1.25 million payment in May 2004.  After a total of $7.5 million has been paid, any additional sublicense fees are credited against any subsequent milestone and royalty payments owed by us to Pierre Fabre. If not used, these credits are carried forward to subsequent years.

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

We are actively continuing to evaluate other various potential strategic transactions, including the potential acquisitions of products and companies, and other alternatives that we believe may enhance stockholder value.

Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this quarterly report.

Comparison of Three Months Ended June 30, 2004 and 2003

Revenue

We had revenues under our collaborative agreement of $3.5 million for the three months ended June 30, 2004 compared to no revenue for the three months ended June 30, 2003.  The revenues recorded during 2004 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories for the development and marketing of milnacipran, entered into in January 2004.  Such revenues include the amortization of the upfront payment of $25.0 million from Forest Laboratories over a period of 8 years, funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and sponsored development reimbursements.

We currently are not generating any revenues from product sales and we do not expect to generate revenues from product sales for at least the next several years, if at all.  Until we generate revenues from product sales, we expect our revenues to consist of the continued amortization of the upfront payment of $25.0 million, funding by Forest Laboratories for certain of our employees devoted to the development of milnacipran, sponsored development reimbursements and possible future milestone payments under our agreement with Forest Laboratories, which are contingent upon the achievement of agreed upon objectives. The amount of funding from Forest Laboratories for certain of our employees may change periodically as we jointly agree with Forest Laboratories upon the number of our personnel assigned to the development of milnacipran. Additionally, the amount of sponsored development reimbursements from Forest Laboratories may change periodically based on the level of development activity.  Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.

Research and Development

Research and development expenses for the three months ended June 30, 2004 were $2.8 million compared to $5.9 million for the three months ended June 30, 2003.  The decrease in research and development expenses is primarily attributable to the non-cash charge in the amount of $5.0 million recognized during the second quarter of 2003 in connection with the issuance of 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock to Pierre Fabre under the Restated Pierre Fabre Agreement, partially offset by costs incurred during the second quarter of 2004 in connection with  our first Phase III clinical trial for milnacipran, including expenses for an external clinical research organization, trial consultants and drug supply costs.  The costs for the first Phase III clinical trial incurred during 2004 are being reimbursed by Forest Laboratories as noted below.

Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees.   This funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and sponsored development reimbursements are included as a component of our revenue under collaborative agreement on the statement of operations.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $105,000 and $16,000 related to research and development expenses for the three months ended June 30, 2004 and 2003, respectively, and as discussed below in “Compensation Expense — Variable Stock Options,” we recognized compensation expense for variable stock options of $67,000 and $96,000 related to research and development expenses for the three months ended June 30, 2004 and 2003, respectively.

General and Administrative

General and administrative expenses for the three months ended June 30, 2004 were $1.2 million compared to $0.8 million for the three months ended June 30, 2003.  The increase in general and administrative expenses is primarily due to increased wages expense associated with an increase in headcount, increased consulting costs and travel expenses in connection with business development activities surrounding potential strategic transactions and increased business insurance costs.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $514,000 and $33,000 related to general and administrative expenses for the three months ended June 30, 2004 and 2003, respectively, and as discussed below in “Compensation Expense — Variable Stock Options,” we recognized compensation expense for variable stock options of $780,000 and $787,000 related to general and administrative expenses for the three months ended June 30, 2004 and 2003, respectively.

Non-Cash Compensation Charges

Non-cash compensation charges for the three months ended June 30, 2004 were $619,000, consisting of approximately $105,000 related to research and development expenses and $514,000 related to general and administrative expenses, compared to $49,000, consisting of approximately $16,000 related to research and development expenses and $33,000 related to general and administrative expenses, for the three months ended June 30, 2003.  The increase in non-cash compensation charges is primarily due to a non-recurring, non-cash compensation charge in the amount of $385,000 related to the issuance of warrants to purchase 50,000 shares of our common stock to an outside consultant as compensation for services provided and an increase in the Black-Scholes value for stock options previously granted to consultants due to the increase experienced in our stock price.  These options are being expensed over their related vesting period.

Compensation Expense – Variable Stock Options

Compensation expense for the three months ended June 30, 2004 was $847,000 compared to $883,000 for the three months ended June 30, 2003.  In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25.  During the three months ended June 30, 2004, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during the period, we recognized compensation expense of $847,000, consisting of $67,000 related to research and development expenses and $780,000 related to general and administrative expenses.  Similarly, due to an increase in our stock price during the three months ended June 30, 2003, we recognized compensation expense of $883,000, consisting of $96,000 related to research and development expenses and $787,000 related to general and administrative expenses.  In the event our stock price is above $13.73 (closing price on June 30, 2004) on September 30, 2004, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $13.73).

Interest Income

Interest and other income, net, for the three months ended June 30, 2004 was $198,000 compared to $27,000 for the three months ended June 30, 2003.  The increase in interest and other income for the three months ended June 30, 2004 compared to the corresponding period in 2003 is due to higher cash and investment balances during 2004 achieved primarily through our call for the redemption of outstanding warrants during October 2003, the upfront payment received from Forest in January 2004 and the proceeds from our secondary offering completed in April 2004.

Comparison of Six Months Ended June 30, 2004 and 2003

Revenue

We had revenues under our collaborative agreement of $6.9 million for the six months ended June 30, 2004 compared to no revenue for the six months ended June 30, 2003.  The revenues recorded during 2004 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories for the development and marketing of milnacipran, entered into in January 2004.  Such revenues include the amortization of the upfront payment of $25.0 million from Forest Laboratories over a period of 8 years, funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and sponsored development reimbursements.

We currently are not generating any revenues from product sales and we do not expect to generate revenues from product sales for at least the next several years, if at all.  Until we generate revenues from product sales, we expect our revenues to consist of the continued amortization of the upfront payment of $25.0 million, funding by Forest Laboratories for certain of our employees devoted to the development of milnacipran, sponsored development reimbursements and possible future milestone payments under our agreement with Forest Laboratories, which are contingent upon the achievement of agreed upon objectives. The amount of funding from Forest Laboratories for certain of our employees may change periodically as we jointly agree with Forest Laboratories upon the number of our personnel assigned to the development of milnacipran. Additionally, the amount of sponsored development reimbursements from Forest Laboratories may change periodically based on the level of development activity.  Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.

Research and Development

Research and development expenses for the six months ended June 30, 2004 were $7.4 million compared to $6.9 million for the six months ended June 30, 2003.  The increase in research and development expenses is primarily attributable to costs incurred during 2004 in connection with our first Phase III clinical trial for milnacipran, including expenses for an external clinical research organization, trial consultants and drug supply costs and the recognition of a $1.25 million sublicense fee to Pierre Fabre during the first quarter of 2004, payable as a result of our collaboration agreement with Forest Laboratories, as well as the exercise of our option in January 2004 to acquire an exclusive license to technology developed under our reformulation and new product agreement with Collegium and the hiring of additional personnel related to the expansion of our research and development activities into Phase III clinical trials.  This increase in research and development expenses was partially offset by the non-cash charge in the amount of $5.0 million recognized during the second quarter of 2003 in connection with the issuance of 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock to Pierre Fabre under the Restated Pierre Fabre Agreement and costs incurred during the first quarter of 2003 related to the Phase II clinical trial for milnacipran, which was in its final completion stage during the first quarter of 2003.  The costs for the first Phase III clinical trial incurred during 2004 are being reimbursed by Forest Laboratories as noted below.

Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees.  This funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and sponsored development reimbursements are included as a component of our revenue under collaborative agreement on the statement of operations.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $210,000 and $28,000 related to research and development expenses for the six months ended June 30, 2004 and 2003, respectively, and as discussed below in “Compensation Expense (Benefit)—Variable Stock Options,” we recognized a compensation (benefit) for variable stock options of $(118,000) and compensation expense for variable stock options of $85,000 related to research and development expenses for the six months ended June 30, 2004 and 2003, respectively.

General and Administrative

General and administrative expenses for the six months ended June 30, 2004 were $3.3 million compared to $1.6 million for the six months ended June 30, 2003.  The increase in general and administrative expenses is primarily due to a success-based fee paid to our investment bankers in connection with the closing of our collaboration agreement with Forest Laboratories, a one-time fee associated with our being listed during the first quarter of 2004 on the Nasdaq National Market, increased wages expense associated with an increase in headcount, increased consulting costs and travel expenses in connection with business development activities surrounding potential strategic transactions and increased business insurance costs.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $5.9 million and $38,000 related to general and administrative expenses for the six months ended June 30, 2004 and 2003, respectively, and as discussed below in “Compensation Expense (Benefit)—Variable Stock Options,” we recognized a compensation (benefit) for variable stock options of $(478,000) and compensation expense for variable stock options of $701,000 related to general and administrative expenses for the six months ended June 30, 2004 and 2003, respectively.

Non-Cash Compensation Charges

Non-cash compensation charges for the six months ended June 30, 2004 were $6.1 million, consisting of approximately $0.2 million related to research and development expenses and $5.9 million related to general and administrative expenses, compared to $66,000, consisting of approximately $28,000 related to research and development expenses and $38,000 related to general and administrative expenses, for the six months ended June 30, 2003.  The increase in non-cash compensation charges is primarily due to non-recurring, non-cash compensation charges recognized during the first quarter of 2004, consisting of $2.4 million related to stock options previously granted to consultants and two former board members for services that vested upon the execution of the collaboration agreement with Forest Laboratories and $2.8 million related to the accounting treatment for stock options in connection with the resignation of certain board members to roles as consultants during the first quarter of 2004, a non-recurring, non-cash compensation charge in the amount of $385,000 recognized during the second quarter of 2004 related to the issuance of warrants to purchase 50,000 shares of our common stock to an outside consultant as compensation for services provided and an increase in the Black-Scholes value for stock options previously granted to consultants due to the increase experienced in our stock price.  These options are being expensed over their related vesting period.

Compensation Expense (Benefit) – Variable Stock Options

In connection with the option cancel and re-grant program implemented in June 2001, which resulted in variable accounting for the newly issued options under FIN 44, we recognized a compensation (benefit) for the six months ended June 30, 2004 in the amount of $(596,000) compared to compensation expense of $786,000 for the six months ended June 30, 2003.  During the six months ended June 30, 2004, as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period, we recognized a compensation (benefit) of $(596,000), consisting of $(118,000) related to research and development expenses and $(478,000) related to general and administrative expenses.  Alternatively, as our stock price increased during the six months ended June 30, 2003, we recognized compensation expense of $786,000, consisting of $85,000 related to research and development expenses and $701,000 related to general and administrative expenses.  In the event our stock price is above $13.73 (closing price on June 30, 2004) on September 30, 2004, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $13.73).

Interest Income

Interest and other income, net, for the six months ended June 30, 2004 was $270,000 compared to $50,000 for the six months ended June 30, 2003.  The increase in interest and other income for the six months ended June 30, 2004 compared to the corresponding period in 2003 is due to higher cash and investment balances during 2004 achieved primarily through our call for the redemption of outstanding warrants during October 2003, the upfront payment received from Forest in January 2004 and the proceeds from our secondary offering completed in April 2004.

Liquidity and Capital Resources

At June 30, 2004, we had cash, cash equivalents and short-term investments of $113.7 million compared to cash, cash equivalents and short-term investments of $23.5 million at December 31, 2003.  Working capital at June 30, 2004 totaled $114.0 million compared to $22.0 million at December 31, 2003.  We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.

Net cash provided by operating activities totaled $15.0 million for the six months ended June 30, 2004, compared to net cash used in operating activities of $3.5 million for the six months ended June 30, 2003. The primary source of cash from operations during the six months ended June 30, 2004 was the upfront payment of $25.0 million received from Forest Laboratories, offset by cash used in operations of approximately $10.0 million.  The primary use of cash during the six months ended June 30, 2003 was to fund our net loss during the period.

Net cash used in investing activities was $80.3 million for the six months ended June 30, 2004, compared to $6.4 million for the six months ended June 30, 2003.  The increase in net cash used in investing activities during the six months ended June 30, 2004 compared to the corresponding prior year period was primarily a result of the increase in the level of activity related to the purchase of short-term securities, net of the proceeds from the sale of short-term securities.

Net cash provided by financing activities was $75.3 million for the six months ended June 30, 2004, compared to $10.1 million for the six months ended June 30, 2003. The increase in net cash provided by financing activities during the six months ended June 30, 2004 compared to the corresponding prior year period was primarily the result of proceeds of approximately $74.2 million from the completion of our public offering of common stock during April 2004, proceeds of approximately $0.9 million from the exercise of stock options and warrants during the first half of 2004 and the receipt of the payment of the shareholder receivable in the amount of $0.2 million during 2004, compared to net proceeds of approximately $9.5 million from the private placement of our common stock and warrants to purchase our common stock completed in April 2003 and proceeds of approximately $0.6 million from the exercise of stock options and warrants during the first half of 2003.

The following table summaries our long-term contractual obligations as of June 30, 2004:

	Total	Less than 1 year (2004)	1 - 3 years (2005– 2007)	After 4 years (2008 and beyond)
Capital leases, including interest payments	$50,720	$9,510	$41,210	$—
Operating leases	559,613	86,835	472,778	—
Purchase obligations (1)	333,750	133,750	200,000	—
Total	$944,083	$230,095	$713,988	$—

(1)                                  Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of June 30, 2004.

Other commercial commitments include certain potential milestone, sublicense and royalty payments to Pierre Fabre and Collegium discussed in the “Overview” section. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above.

Until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from revenue from our collaboration agreement. Our current expected primary cash needs on both a short term and long-term basis are for the identification, acquisition or license, and development of potential future products, working capital and other general corporate purposes. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium, and costs of in-licensing or acquiring additional compounds or companies, we estimate that based on our current business plan, we will require approximately $4.0 million to fund our operations for the remainder of 2004. In the event we acquire, license or develop any new products, the amount to fund our operations for 2004 would increase. We expect the current trend of net losses to continue for at least the next several years as we seek to acquire, license or develop additional products for the treatment of Functional Somatic Syndromes and other related chronic pain and central nervous system disorders. Such losses may fluctuate, and the fluctuations may be substantial.

Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at June 30, 2004 are sufficient to fund operations for the next several years.  In order to acquire or develop additional products, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:

•                                          the extent to which we acquire or invest in other products and businesses, although we currently have no commitments or agreements relating to any of these types of transactions;

•                                          the costs of in-licensing drug candidates;

•                                          the ability of Forest Laboratories and us to reach milestones, and other events or developments under our collaboration agreement;

•                                          the costs and timing of regulatory approvals for milnacipran; and

•                                          the costs of commercialization of any future products.

Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future capital needs through public or private equity offerings or collaboration and licensing arrangements, as well as interest income earned on cash balances. We do not currently have any commitments for future external funding. We may not be able to raise additional capital through such sources and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we may be required to delay, scale back or eliminate some or all of our development of future additional product candidates.

To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development expenses, stock-based compensation and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following are some of the more critical accounting policies that affect the significant judgments and estimates used in the preparation of our financial statements (also see the notes to our financial statements included on our report on Form 10-K for the year ended December 31, 2003).

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.  Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Accordingly, the upfront payment of $25.0 million from Forest Laboratories is being amortized over a period of 8 years.  Amounts received for sponsored development activities, including funding received for certain of our employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed.  Amounts received for milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement.  Any amounts received prior to satisfying revenue recognition criteria will be recorded as deferred revenue.

Research and Development Expenses

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

Our research and development expenses consist primarily of salaries and related personnel expenses for our research and development personnel, fees paid to external service providers, patient enrollment costs, fees and milestone payments under license and development agreements, and costs for facilities, supplies, materials and equipment.  Pursuant to our agreement with Forest Laboratories, beginning in January 2004, Forest Laboratories will fund all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees devoted to the development of milnacipran.  Such funding is reflected as a component of revenues under our collaborative agreement on our statement of operations.

Stock-Based Compensation

We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, as amended by SFAS No. 123 (“FAS 123”), Accounting for Stock Based Compensation. Accordingly, we ordinarily recognize no compensation expense for stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of grant. The value of options or stock awards issued to non-employees has been determined in accordance with FAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods and Services, and is periodically re-measured as the options vest. For the three months ended June 30, 2004 and 2003, we recorded compensation expense of $170,262 and $18,874, respectively, related to options issued to consultants.  Additionally, during the three months ended June 30, 2004, we recorded compensation expense of $385,000 in connection with the issuance of warrants to purchase 50,000 shares of our common stock to an outside consultant as compensation for services provided.  For the six months ended June 30, 2004 and 2003, we recorded compensation expense of $2.8 million (including $2.4 million related to stock options that vested upon the execution of the collaboration agreement with Forest Laboratories) and $35,764, respectively, related to options issued to consultants.  Additionally, during the six months ended June 30, 2004, we recorded compensation expense of $2.8 million in connection with the accounting treatment for stock options related to the resignation of certain board members during the first quarter of 2004 and compensation expense of $385,000 in connection with the issuance of warrants to purchase 50,000 shares of our common stock to an outside consultant as compensation for services provided.

In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation—An Interpretation of APB 25. Pursuant to FIN 44, the intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the term of the option and amortized over the vesting period.  During the three months ended June 30, 2004 and the three and six months ended June 30, 2003, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during these periods, we recognized compensation expense of $847,025, $882,956 and $786,458, respectively.  However, during the six months ended June 30, 2004, the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period.  In accordance with FIN 44, we reversed $595,908 of the cumulative compensation charge.  In the event our stock price is above $13.73 (closing price on June 30, 2004) on September 30, 2004, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $13.73).   Pursuant to the option cancel and re-grant program, options with certain exercise prices held by certain of our employees, including executive officers, and directors were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the program was effected.

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

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are at an early stage of development as a biotechnology company and do not have any commercial products. We have only one product candidate, milnacipran, which we sublicensed to Forest Laboratories in January 2004. Milnacipran, or any future product candidates we may acquire or develop, will require significant additional development, clinical trials, regulatory approvals and additional investment before they can be commercialized. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates are not shown to be safe and effective in clinical trials, because we have inadequate financial or other resources to pursue clinical development of the product candidate, or because the FDA does not grant regulatory approval. We do not expect milnacipran to be marketed for a number of years, if at all. If we and Forest Laboratories are unable to develop milnacipran as a commercial drug in the United States and Canada, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

There are limited data regarding milnacipran as a treatment of FMS.

There are limited data supporting the use of milnacipran, our only product candidate, for the treatment of FMS. Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has only been tested as a treatment for FMS in our Phase II trial, during which milnacipran was administered to only 97 individuals with FMS. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. We cannot predict whether the results of our Phase II trial will be repeated in future clinical trials with larger patient populations and for longer time periods. The FDA has never approved a drug for the treatment of FMS. In addition, our future clinical trials may reveal that milnacipran is not safe or that it is not effective for the treatment of FMS. If milnacipran is not demonstrated to be a safe and effective treatment for FMS to the satisfaction of the FDA or other regulatory agencies, we will not receive regulatory approval and our business would be materially harmed.

The FDA approval of milnacipran or any future product candidate is uncertain and will involve the commitment of substantial time and resources.

We commenced the first of two required Phase III trials of milnacipran for the treatment of FMS in October 2003. Even if our Phase III trials or any future clinical trials are successful, we may not receive required regulatory approval from the FDA or any other regulatory body required for the commercial sale of milnacipran in the United States, or the approval process may take longer than we anticipate. The regulatory approval of a new drug typically takes many years and the outcome is uncertain. Despite the time and resources expended, regulatory approval is never guaranteed. If we fail to obtain regulatory approval for milnacipran or any future product candidates, we will be unable to market and sell any products and therefore may never generate any revenues from product sales or become profitable. In addition, our collaborators, or our third party manufacturers’ failure to comply with the FDA and other applicable United States or foreign regulations may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve new drug approval applications.

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

•                                          we may not achieve statistical significance for the primary endpoint;

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

The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS. In particular, Pfizer, Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS, and we believe that they intend to commence a Phase III clinical trial in the near future. In addition, Eli Lilly and Company has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, duloxetine, as a treatment for FMS. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it is anticipated that duloxetine, which is currently approved but not yet available for the treatment of depression, will receive some off-label use for the treatment of FMS. TCAs, which are inexpensive generic formulations, are currently viewed as the drugs of choice in treating FMS.

It is possible that our competitors will develop and market products for FMS prior to us and furthermore, that are less expensive and more effective than milnacipran or any of our future products or that will render milnacipran or any other of our products obsolete.  We also expect that, in the treatment of Functional Somatic Syndromes and other related chronic pain and central nervous system disorders, competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial resources, technical expertise, research capabilities and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

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

As part of our strategy, we are continuing to evaluate potential strategic transactions, including potential acquisitions of products and companies, in order to expand our product pipeline. As we did with our in-licensing of milnacipran, we may seek to in-license compounds or acquire products or businesses. We have no agreements or understandings with respect to any acquisitions. Future acquisitions, however, may expose us to operational and financial risks, including:

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

We have incurred substantial losses during our history. For the six months ended June 30, 2004 and the years ended December 31, 2003, 2002 and 2001, we incurred net losses of $9.0 million, $21.7 million, $1.0 million and $7.2 million, respectively. As of June 30, 2004, we had an accumulated deficit of approximately $135.3 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran with sufficient sales volumes, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next several years or become profitable in the foreseeable future and may never achieve profitability.

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

We may raise additional funds through public or private equity offerings or corporate collaborations and licensing arrangements. As was the case when we issued 6,900,000 shares of common stock in our secondary offering completed in April 2004, to the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership percentage will be diluted.  In addition, if we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish potential valuable rights to our potential products on terms that are not favorable to us.

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

The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2001 through December 31, 2003, the high and low closing sales prices for our common stock ranged from $0.77 to $15.19. For the six months ended June 30, 2004, our high and low closing sales prices were $16.05 and $10.94. Our stock price has been and will likely continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

•                                          the results and timing of clinical trials for milnacipran;

•                                          developments in our relationship with Forest Laboratories;

•                                          developments in our relationship with Pierre Fabre;

•                                          our entering into, or failing to enter into, an agreement for the acquisition of any products or companies, or an agreement with any corporate collaborator;

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

As of August 1, 2004, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 32% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to effect an entrenchment of management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

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

Not applicable

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

Not applicable

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.3	Second Amended and Restated By-Laws. (2)

4.1	Form of Stock Certificate. (3)

10.1	Severance Benefit Plan dated May 21, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a - 14(b) or Rule 15d - 14(b) of the Securities Exchange Act of 1934, as amended, and section 1350 of Chapter 63 of Title 18 of the United States Code.

(b) Reports on Form 8-K:

Form 8-K filed on April 2, 2004 announcing that we entered into an underwriting agreement with various underwriters relating to the sale of 6,900,000 shares of our common stock at an offering price to the public of $11.50 per share.

Form 8-K filed on May 17, 2004 announcing the issuance of a press release announcing our financial results for the quarter and year ended March 31, 2004.

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