Form 10-Q
period 2004-09-30
CYPRESS BIOSCIENCE INC
filed 2004-11-09
CIK 716054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004, or

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

Yes     ☒    No     ☐.

At November 5, 2004, 29,915,468 shares of Common Stock, par value $.001, of the registrant were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 –	Condensed Financial Statements (Unaudited)

Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003

Statements of Operations for the three and nine months ended September 30, 2004 and 2003 (unaudited)

Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)

Notes to Financial Statements (unaudited)

Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 –	Quantitative and Qualitative Disclosures About Market Risk

Item 4 –	Controls and Procedures

Risk Factors

PART II - OTHER INFORMATION

Item 1 –	Legal Proceedings

Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 –	Defaults Upon Senior Securities

Item 4 –	Submission of Matters to a Vote of Security Holders

Item 5 –	Other Information

Item 6 –	Exhibits

Signatures

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CYPRESS BIOSCIENCE, INC.

BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$13,469,994	$859,820
Short-term investments	101,129,667	22,664,826
Receivable from Forest Laboratories	3,141,047	—
Prepaid expenses and other current assets	795,710	149,538
Total current assets	118,536,418	23,674,184

Property and equipment, net	75,279	101,035
Other assets	31,462	31,462
Total assets	$118,643,159	$23,806,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,403,780	$415,166
Accrued compensation	279,992	891,714
Accrued liabilities	355,630	302,956
Current portion of long-term obligations	15,625	14,474
Current portion of deferred revenue	3,125,000	—
Total current liabilities	5,180,027	1,624,310

Deferred rent	20,500	16,379
Long-term obligations, net of current portion	25,008	36,870
Deferred revenue, net of current portion	19,531,250	—

Stockholders’ equity:
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 29,693,201 and 22,184,952 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	29,693	22,185
Additional paid-in capital	228,712,161	148,509,080
Shareholder receivable	—	(189,973)
Accumulated other comprehensive income	88,210	65,206
Accumulated deficit	(134,943,690)	(126,277,376)
Total stockholders’ equity	93,886,374	22,129,122
Total liabilities and stockholders’ equity	$118,643,159	$23,806,681

See accompanying notes to financial statements.

Note:  The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Revenues under collaborative agreement	$4,259,010	$—	$11,117,451	$—

Costs and expenses:
Research and development	3,846,506	2,763,081	11,209,049	9,687,352
General and administrative	1,119,855	861,251	4,452,976	2,424,261
Non-cash compensation charges (A)	131,235	25,078	6,199,064	91,275
Compensation expense (benefit) – variable stock options (B)	(782,454)	1,616,342	(1,378,362)	2,402,800
Total costs and expenses	4,315,142	5,265,752	20,482,727	14,605,688

Other income (expense):
Interest and other income, net	434,233	34,360	703,795	84,768
Interest expense	(1,676)	(2,666)	(4,833)	(6,450)
	432,557	31,694	698,962	78,318

Net income (loss)	$376,425	$(5,234,058)	$(8,666,314)	$(14,527,370)

Net income (loss) per share – basic	$0.01	$(0.28)	$(0.32)	$(0.88)

Shares used in computing net income (loss) per share – basic	29,624,813	18,946,581	27,001,323	16,566,699

Net income (loss) per share – diluted	$0.01	$(0.28)	$(0.32)	$(0.88)

Shares used in computing net income (loss) per share – diluted	32,890,482	18,946,581	27,001,323	16,566,699

(A) Non-cash compensation charges include the following related expenses:
Research and development	$86,794	$17,970	$296,697	$45,793
General and administrative	44,441	7,108	5,902,367	45,482
	$131,235	$25,078	$6,199,064	$91,275

(B) Compensation expense (benefit) –variable stock options includes the following related expenses:
Research and development	$(61,854)	$175,597	$(179,928)	$261,037
General and administrative	(720,600)	1,440,745	(1,198,434)	2,141,763
	$(782,454)	$1,616,342	$(1,378,362)	$2,402,800

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net loss	$(8,666,314)	$(14,527,370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,171	45,425
Gain on sale and disposal of property and equipment	—	(4,931)
Stock, stock options and warrants issued for services	6,199,064	91,275
Stock and warrants issued in connection with restated license agreement	—	5,021,000
Stock compensation (benefit) on variable employee options	(1,378,362)	2,402,800
Changes in operating assets and liabilities, net	19,302,718	210,980
Net cash provided by (used in) operating activities	15,494,277	(6,760,821)

Investing Activities
Purchases of short-term investments	(411,194,837)	(30,626,554)
Proceeds from sale of short-term investments	332,753,000	17,000,000
Purchases of property and equipment	(11,415)	(5,465)
Proceeds from sale of property and equipment	—	5,500
Net cash used in investing activities	(78,453,252)	(13,626,519)

Financing Activities
Proceeds from exercise of stock options and warrants	1,170,990	4,255,524
Proceeds from secondary offering of common stock	74,218,897	—
Proceeds from private placement of common stock and warrants	—	9,508,302
Proceeds from payment of shareholder receivable	189,973	—
Proceeds from issuance of warrants	—	6,872
Payment of capital lease obligations	(10,711)	(9,698)
Net cash provided by financing activities	75,569,149	13,761,000

Increase (decrease) in cash and cash equivalents	12,610,174	(6,626,340)
Cash and cash equivalents at beginning of period	859,820	7,235,403
Cash and cash equivalents at end of period	$13,469,994	$609,063

Supplemental disclosure of cash flow information
Interest paid	$4,833	$6,450

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

2.             Basis of Presentation

The accompanying financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the SEC.  In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein.  All such adjustments are normal and recurring in nature.  Interim results are not necessarily indicative of results for the full year.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and the related disclosures included in our 2003 report on Form 10-K filed with the SEC on March 29, 2004.

3.             Short-Term Investments

Our short-term investments consist of securities of the U.S. government or its agencies or instrumentalities and certificates of deposit with maturities ranging from one to eighteen months. We have classified our short-term investments as “available-for-sale” and carry them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive income (loss).

At September 30, 2004 and December 31, 2003, short-term investments consisted of the following:

	September 30, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$91,341,017	$99,180	$—	$91,440,197
Certificates of deposit	9,700,440	—	(10,970)	9,689,470
	$101,041,457	$99,180	$(10,970)	$101,129,667

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$19,899,324	$68,525	$—	$19,967,849
Certificates of deposit	2,700,296	—	(3,319)	2,696,977
	$22,599,620	$68,525	$(3,319)	$22,664,826

4.             Revenue Recognition

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

5.             Research and Development Expenses

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

6.             Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted income (loss) per share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued.  The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method.  We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003 because such securities are antidilutive for these periods.  The total number of potential common shares excluded from the calculation of diluted loss per common share was 3,843,907 for the three months ended September 30, 2003 and 3,596,045 and 1,790,105 for the nine months ended September 30, 2004 and 2003, respectively.

The following table presents the computation of basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Weighted average common shares outstanding – shares used in calculating per share amounts - basic	29,624,813	18,946,581	27,001,323	16,566,699
Effect of dilutive common share equivalents – stock options and warrants outstanding	3,265,669	—	—	—
Shares used in calculating per share amounts - diluted	32,890,482	18,946,581	27,001,323	16,566,699

7.             Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$376,425	$(5,234,058)	$(8,666,314)	$(14,527,370)
Unrealized gain (loss) on short-term Investments	76,580	2,976	23,004	38,299
Comprehensive income (loss)	$453,005	$(5,231,082)	$(8,643,310)	$(14,489,071)

8.             Stock-Based Compensation

We record compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.  Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  Options which were granted to employees pursuant to our option cancel and re-grant program are accounted for as variable in accordance with FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25, whereby the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period.

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

As required under SFAS No. 123, Accounting for Stock-Based Compensation Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net income (loss)

per share have been estimated at the date of grant using the Black-Scholes option-pricing model.  Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$376,425	$(5,234,058)	$(8,666,314)	$(14,527,370)
Add: Stock-based employee compensation expense (benefit) included in reported net loss	(782,454)	1,616,342	(1,378,362)	2,402,800
Deduct: Total stock-based employee compensation expense determined under fair value based methods	(744,987)	(271,217)	(1,868,453)	(1,053,764)
Pro forma net loss	$(1,151,016)	$(3,888,933)	$(11,913,129)	$(13,178,334)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) per share:
Basic – as reported	$0.01	$(0.28)	$(0.32)	$(0.88)
Basic – pro forma	$(0.04)	$(0.21)	$(0.44)	$(0.80)
Diluted – as reported	$0.01	$(0.28)	$(0.32)	$(0.88)
Diluted – pro forma	$(0.04)	$(0.21)	$(0.44)	$(0.80)

9.             Stockholders’ Equity

Public Offering of Shares of Our Common Stock

On April 7, 2004, we completed a public offering of 6,900,000 shares of our common stock, including the underwriters’ purchase of an additional 900,000 shares to cover over-allotments, at $11.50 per share resulting in proceeds of approximately $74.2 million, net of placement costs.

Stock Option Cancel and Re-Grant Program

In June 2001, we implemented an option cancel and re-grant program.  Pursuant to the program, the exercise price of certain options held by certain of our executive officers and directors were exchanged for options with an exercise price of $2.50 per share, the fair market value of our common stock on June 27, 2001, the date the option cancel and re-grant program was effected.  As a condition to participating in the option cancel and re-grant program, option holders who elected to surrender their old options for the replacement options had to exercise at least twenty percent of the replacement options on June 27, 2001.  In addition, the replacement options expire no later than the earlier of the expiration date of the original option grant or June 27, 2006.  Our chief executive officer exercised his options to purchase 101,319 shares of common stock pursuant to a promissory note that was issued by us and was secured by his stock.  The outstanding principal amount of the promissory note in the amount of $189,973 was originally due on June 27, 2006, with interest payable annually at a rate of two points above the federal funds rate (adjusted monthly).  In January 2004, the principal amount of the loan and related interest was paid in full.

As a result of the program, we granted options to purchase 618,738 shares of our common stock.  In accordance with FIN 44, the shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period.  During the three and nine months ended September 30, 2004, as the intrinsic value of the common stock underlying the options decreased due to a decrease in our stock price during these periods, we recognized a compensation benefit of $782,454 and $1,378,362, respectively.  In contrast, due to an increase in our stock price during the three and nine months ended September 30, 2003, we recognized compensation expense of $1,616,342 and $2,402,800, respectively, during these periods.

Warrants

On May 21, 2004, we issued an outside consultant warrants to purchase 50,000 shares of our common stock as compensation for services provided.  These warrants, which have an exercise price of $13.23 per share and expire in May 2007, were valued at $385,000 using the Black-Scholes valuation model and recorded as a non-cash compensation charge during the second quarter of 2004.

10.          Collaboration Agreement

In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under our agreement with Forest Laboratories, we sublicensed our exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has an option to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc.  Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees.  In light of the increased expense and risk associated with running two parallel trials, we and Forest Laboratories are discussing an arrangement whereby, for the second Phase III trial only, we would initially share in some of the costs of the trial, with Forest Laboratories reimbursing us a premium under certain circumstances. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, and we will have the option to co-promote up to 25% of the total physician details.

Under the agreement with Forest Laboratories, we received an upfront, non-refundable payment of $25.0 million, of which $1.25 million, classified as research and development expenses, was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to us under the agreement could total approximately $205.0 million related to the development of milnacipran for the treatment of FMS, a large portion of which will depend upon achieving certain sales of milnacipran and an additional $45.0 million in the event that we and Forest Laboratories develop other indications for milnacipran.  In addition, we have the potential to receive royalty payments based on sales of licensed product under this agreement. Forest Laboratories also assumed the future royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement or (iii) the last commercial sale of a generic product, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if such breach has not been cured within the required time period following such written notice. Forest Laboratories may also terminate the agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of a new drug application or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.

11.          Related Party Transactions

In conjunction with the signing of the collaboration agreement with Forest Laboratories, options to purchase 200,000 shares of our common stock at $2.51 per share became fully vested.  Such options were previously granted to outside consultants and two former board members for services provided in connection with corporate partner negotiations and were to become fully vested upon our execution of a significant strategic collaboration within two years of the date of grant.  We recorded a non-cash compensation charge of $2.4 million, determined using the Black-Scholes valuation model, in the first quarter of 2004 in connection with this transaction.

During March 2004, we entered into consulting agreements with certain of our board members in connection with their resignation from our board of directors to roles as consultants.  Pursuant to such consulting agreements, we are committed to pay each consultant a fee of $50,000 per year for services provided over a two-year term.  Additionally, each consultant will vest in all unvested shares under outstanding option grants in equal monthly installments over a period of two years from the effective date of the agreements.  In connection with the consulting agreements, we recorded a non-cash compensation charge of $2.8 million during the first quarter of 2004 related to the accounting for the stock options previously granted to such former board members.

12.          Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties.  Our actual results could differ materially from those discussed below and elsewhere in this 10-Q.  Factors that could cause or contribute to such differences include, without limitation, those discussed in this section, as well as other sections of this 10-Q, including “Risk Factors” and those discussed in our report on Form 10-K for the year ended December 31, 2003 and our quarterly reports on Form 10-Q, which we urge investors to consider.  We undertake no obligation to publicly release revisions in such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as required by securities and other applicable laws.

Company Overview

We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes and other related chronic pain and central nervous system disorders. Functional Somatic Syndromes refer to several related syndromes characterized more by symptoms, suffering and disability than by disease-specific abnormalities that are found upon physical examination and include many overlapping pain and psychiatric conditions such as Fibromyalgia Syndrome, or FMS, irritable bowel syndrome, non-cardiac chest pain and interstitial cystitis, or chronic pelvic pain. Our goal is to be the first to commercialize a product approved in the United States for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes.  In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of central nervous system drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. We are currently running the first Phase III trial for milnacipran, which was commenced in October 2003. Enrollment in this trial is expected to be completed by the end of the year, with results available in the third quarter of 2005. Forest Laboratories has initiated the second Phase III trial  evaluating milnacipran for the treatment of FMS during the fourth quarter of this year, and the Investigator’s meeting was held on October 7, 2004.  As originally agreed, Forest Laboratories will run the second Phase III clinical trial for milnacipran, with our assistance. In light of the increased expense and risk associated with running two parallel trials, we and Forest Laboratories are discussing an arrangement whereby, for this trial only, we would initially share in some of the costs of the trial, with Forest Laboratories reimbursing us with a premium under certain circumstances. These two Phase III trials and any additional studies needed for regulatory approval could possibly be completed in 2006 and, if successful, a New Drug Application, or NDA, for FMS could possibly be submitted as early as later in that year.

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

Under our agreement with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees, subject to our ongoing discussions regarding the second Phase III clinical trial, as discussed above.  We expect the amount of funding that we have received from Forest Laboratories for certain of our employees will decrease, or be eliminated, as we complete enrollment in the first Phase III trial.  Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote up to 25% of the total physician details.

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

Comparison of Three Months Ended September 30, 2004 and 2003

Revenue

We had revenues under our collaborative agreement of $4.3 million for the three months ended September 30, 2004 compared to no revenue for the three months ended September 30, 2003.  The revenues recorded during 2004 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories for the development and marketing of milnacipran, entered into in January 2004.  Such revenues include the amortization of the upfront payment of $25.0 million from Forest Laboratories over a period of 8 years, funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and sponsored development reimbursements.

We currently are not generating any revenues from product sales and we do not expect to generate revenues from product sales for at least the next several years, if at all.  Until we generate revenues from product sales, we expect our revenues to consist of the continued amortization of the upfront payment of

$25.0 million, sponsored development reimbursements and possible future milestone payments under our agreement with Forest Laboratories, which are contingent upon the achievement of agreed upon objectives. We expect the amount of funding that we have received from Forest Laboratories for certain of our employees will decrease, or be eliminated, as we complete enrollment in the first Phase III trial.  Additionally, the amount of sponsored development reimbursements from Forest Laboratories may change periodically based on the level of development activity.  Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.

Research and Development

Research and development expenses for the three months ended September 30, 2004 were $3.8 million compared to $2.8 million for the three months ended September 30, 2003.  The increase in research and development expenses is primarily attributable to increased costs and activity during the third quarter of 2004 in connection with our first Phase III clinical trial for milnacipran and costs incurred during 2004 in connection with the extension trial and the preparation for our second Phase III trial for milnacipran.  The increase in research and development expenses would have been higher; however, we also incurred a $1.0 million milestone payment due and paid to Pierre Fabre in September 2003 and increased costs and activity in connection with the Collegium agreement during the third quarter of 2003.  The costs for the first Phase III clinical trial incurred during 2004 are being reimbursed by Forest Laboratories as noted below.

Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees.   This funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and sponsored development reimbursements are included as a component of our revenue under collaborative agreement on the statement of operations.  In light of the increased expense and risk associated with running two parallel trials, we and Forest Laboratories are discussing an arrangement whereby, for this trial only, we would initially share in some of the costs of the trial, with Forest Laboratories reimbursing us with a premium under certain circumstances.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $87,000 and $18,000 related to research and development expenses for the three months ended September 30, 2004 and 2003, respectively, and as discussed below in “Compensation Expense (Benefit) — Variable Stock Options,” we recognized a compensation (benefit) for variable stock options of $(62,000) and compensation expense of $176,000 related to research and development expenses for the three months ended September 30, 2004 and 2003, respectively.

General and Administrative

General and administrative expenses for the three months ended September 30, 2004 were $1.1 million compared to $0.9 million for the three months ended September 30, 2003.  The increase in general and administrative expenses is primarily due to increased wages expense associated with an increase in headcount, increased consulting costs in connection with business development activities surrounding potential strategic transactions and increased business insurance costs.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $44,000 and $7,000 related to general and administrative expenses for the three months ended September 30, 2004 and 2003, respectively, and as discussed below in “Compensation Expense (Benefit) — Variable Stock Options,” we recognized a compensation (benefit) for variable stock options of $(720,000) and compensation expense of $1.4 million related to general and administrative expenses for the three months ended September 30, 2004 and 2003, respectively.

Non-Cash Compensation Charges

Non-cash compensation charges for the three months ended September 30, 2004 were $131,000, consisting of approximately $87,000 related to research and development expenses and $44,000 related to general and administrative expenses, compared to $25,000, consisting of approximately $18,000 related to research and development expenses and $7,000 related to general and administrative expenses, for the three months ended September 30, 2003.  The increase in non-cash compensation charges is primarily due to an increase in the Black-Scholes value for stock options previously granted to consultants due to the increase experienced in our stock price.  These options are being expensed over their related vesting period.

Compensation Expense (Benefit)  – Variable Stock Options

In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation - An Interpretation of APB 25.  During the three months ended September 30, 2004, as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period, we recognized a compensation (benefit) of $(782,000), consisting of $(62,000) related to research and development expenses and $(720,000) related to general and administrative expenses.  In contrast, due to an increase in our stock price during the three months ended September 30, 2003, we recognized compensation expense of $1.6 million, consisting of $176,000 related to research and development expenses and $1.4 million related to general and administrative expenses.  In the event our stock price is above $11.67 (closing price on September 30, 2004) on December 31, 2004, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $11.67).

Interest and Other Income

Interest and other income, net, for the three months ended September 30, 2004 was $434,000 compared to $34,000 for the three months ended September 30, 2003.  The increase in interest and other income for the three months ended September 30, 2004 compared to the corresponding period in 2003 is primarily due to higher cash and investment balances during 2004 achieved primarily through our call for the redemption of outstanding warrants during October 2003, the upfront payment received from Forest in January 2004 and the proceeds from our secondary offering completed in April 2004.

Comparison of Nine Months Ended September 30, 2004 and 2003

Revenue

We had revenues under our collaborative agreement of $11.1 million for the nine months ended September 30, 2004 compared to no revenue for the nine months ended September 30, 2003.  The revenues recorded during 2004 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories for the development and marketing of milnacipran, entered into in January 2004.  Such revenues include the amortization of the upfront payment of $25.0 million from Forest Laboratories over a period of 8 years, funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and sponsored development reimbursements.

We currently are not generating any revenues from product sales and we do not expect to generate revenues from product sales for at least the next several years, if at all.  Until we generate revenues from product sales, we expect our revenues to consist of the continued amortization of the upfront payment of $25.0 million, sponsored development reimbursements and possible future milestone payments under our agreement with Forest Laboratories, which are contingent upon the achievement of agreed upon objectives. We expect the amount of funding that we have received from Forest Laboratories for certain of our employees will decrease, or be eliminated, as we complete enrollment in the first Phase III trial.  Additionally, the amount of sponsored development reimbursements from Forest Laboratories may change periodically based on the level of development activity.  Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.

Research and Development

Research and development expenses for the nine months ended September 30, 2004 were $11.2 million compared to $9.7 million for the nine months ended September 30, 2003.  The increase in research and development expenses is primarily attributable to increased costs in connection with our first Phase III clinical trial for milnacipran due to a full nine months of activity during 2004, costs incurred during 2004 in connection with the extension trial and the preparation for our second Phase III trial for milnacipran, the recognition of a $1.25 million sublicense fee to Pierre Fabre during the first quarter of 2004, payable as a result of our collaboration agreement with Forest Laboratories, the exercise of our option in January 2004 to acquire an exclusive license to technology developed under our reformulation and new product agreement with Collegium and the hiring of additional personnel related to the expansion of our research and development activities into Phase III clinical trials.  This increase in research and development expenses was partially offset by the non-cash charge in the amount of $5.0 million recognized during the second quarter of 2003 in connection with the issuance of 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock to Pierre Fabre under the Restated Pierre Fabre Agreement, a $1.0 million milestone payment due and paid to Pierre Fabre in September 2003 and costs incurred during the first quarter of 2003 related to the Phase II clinical trial for milnacipran, which was in its final completion stage during the first quarter of 2003.  The costs for the first Phase III clinical trial incurred during 2004 are being reimbursed by Forest Laboratories as noted below.

Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees.   This funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and sponsored development reimbursements are included as a component of our revenue under collaborative agreement on the statement of operations.  In light of the increased expense and risk associated with running two parallel trials, we and Forest Laboratories are discussing an arrangement whereby, for this trial only, we would initially share in some of the costs of the trial, with Forest Laboratories reimbursing us with a premium under certain circumstances.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $297,000 and $46,000 related to research and development expenses for the nine months ended September 30, 2004 and 2003, respectively, and as discussed below in “Compensation Expense (Benefit)—Variable Stock Options,” we recognized a compensation (benefit) for variable stock options of $(180,000) and compensation expense for variable stock options of $261,000 related to research and development expenses for the nine months ended September 30, 2004 and 2003, respectively.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2004 were $4.5 million compared to $2.4 million for the nine months ended September 30, 2003.  The increase in general and administrative expenses is primarily due to a success-based fee paid to our investment bankers in connection with the closing of our collaboration agreement with Forest Laboratories, a one-time fee associated with our being listed during the first quarter of 2004 on the Nasdaq National Market, increased wages expense associated with an increase in headcount, increased consulting costs and travel expenses in connection with business development activities surrounding potential strategic transactions and increased business insurance costs.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $5.9 million and $45,000 related to general and administrative expenses for the nine months ended September 30, 2004 and 2003, respectively, and as discussed below in “Compensation Expense (Benefit)—Variable Stock Options,” we recognized a compensation (benefit) for variable stock options of $(1.2) million and compensation expense for variable stock options of $2.1 million related to general and administrative expenses for the nine months ended September 30, 2004 and 2003, respectively.

Non-Cash Compensation Charges

Non-cash compensation charges for the nine months ended September 30, 2004 were $6.2 million, consisting of approximately $297,000 related to research and development expenses and $5.9 million related to general and administrative expenses, compared to $91,000, consisting of approximately $46,000 related to research and development expenses and $45,000 related to general and administrative expenses, for the nine months ended September 30, 2003.  The increase in non-cash compensation charges is primarily due to non-recurring, non-cash compensation charges recognized during the first quarter of 2004, consisting of $2.4 million related to stock options previously granted to consultants and two former board members for services that vested upon the execution of the collaboration agreement with Forest Laboratories and $2.8 million related to the accounting treatment for stock options in connection with the resignation of certain board members to roles as consultants during the first quarter of 2004, a non-recurring, non-cash compensation charge in the amount of $385,000 recognized during the second quarter of 2004 related to the issuance of warrants to purchase 50,000 shares of our common stock to an outside consultant as compensation for services provided and an increase in the Black-Scholes value for stock options previously granted to consultants due to the increase experienced in our stock price.  These options are being expensed over their related vesting period.

Compensation Expense (Benefit) – Variable Stock Options

In connection with the option cancel and re-grant program implemented in June 2001, which resulted in variable accounting for the newly issued options under FIN 44, we recognized a compensation (benefit) for the nine months ended September 30, 2004 in the amount of $(1.4) million compared to compensation expense of $2.4 million for the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period, we recognized a compensation (benefit) of $(1.4) million, consisting of $(180,000) related to research and development expenses and $(1.2) million related to general and administrative expenses.  In contrast, as our stock price increased during the nine months ended September 30, 2003, we recognized compensation expense of $2.4 million, consisting of

$261,000 related to research and development expenses and $2.1 million related to general and administrative expenses.  In the event our stock price is above $11.67 (closing price on September 30, 2004) on December 31, 2004, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $11.67).

Interest and Other Income

Interest and other income, net, for the nine months ended September 30, 2004 was $704,000 compared to $85,000 for the nine months ended September 30, 2003.  The increase in interest and other income for the nine months ended September 30, 2004 compared to the corresponding period in 2003 is due to higher cash and investment balances during 2004 achieved primarily through our call for the redemption of outstanding warrants during October 2003, the upfront payment received from Forest in January 2004 and the proceeds from our secondary offering completed in April 2004.

Liquidity and Capital Resources

At September 30, 2004, we had cash, cash equivalents and short-term investments of $114.6 million compared to cash, cash equivalents and short-term investments of $23.5 million at December 31, 2003.  Working capital at September 30, 2004 totaled $113.4 million compared to $22.0 million at December 31, 2003.  We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.

Net cash provided by operating activities totaled $15.5 million for the nine months ended September 30, 2004, compared to net cash used in operating activities of $6.8 million for the nine months ended September 30, 2003. The primary source of cash from operations during the nine months ended September 30, 2004 was the upfront payment of $25.0 million received from Forest Laboratories, offset by cash used in operations of approximately $9.5 million.  The primary use of cash during the nine months ended September 30, 2003 was to fund our operating activities during the period.

Net cash used in investing activities was $78.5 million for the nine months ended September 30, 2004, compared to $13.6 million for the nine months ended September 30, 2003.  The increase in net cash used in investing activities during the nine months ended September 30, 2004 compared to the corresponding prior year period was primarily a result of the increase in the level of activity related to the purchase of short-term securities, net of the proceeds from the sale of short-term securities.

Net cash provided by financing activities was $75.6 million for the nine months ended September 30, 2004, compared to $13.8 million for the nine months ended September 30, 2003. The increase in net cash provided by financing activities during the nine months ended September 30, 2004 compared to the corresponding prior year period was primarily the result of proceeds of approximately $74.2 million from the completion of our public offering of common stock during April 2004, proceeds of approximately $1.2 million from the exercise of stock options and warrants during 2004 and the receipt of the payment of the shareholder receivable in the amount of $0.2 million during 2004, compared to net proceeds of approximately $9.5 million from the private placement of our common stock and warrants to purchase our common stock completed in April 2003 and proceeds of approximately $4.3 million from the exercise of stock options and warrants during the first nine months of 2003.

The following table summaries our long-term contractual obligations as of September 30, 2004:

	Total	Less than 1 year (2004)	1 - 3 years (2005– 2007)	After 4 years (2008 and beyond)
Capital leases, including interest payments	$45,965	$4,755	$41,210	$—
Operating leases	516,476	43,698	472,778	—
Purchase obligations (1)	344,000	119,000	225,000	—
Total	$906,441	$167,453	$738,988	$—

(1)           Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of September 30, 2004.

Other commercial commitments include certain potential milestone, sublicense and royalty payments to Pierre Fabre and Collegium discussed in the “Overview” section. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above.  In light of the increased expense and risk associated with running two parallel trials, we and Forest Laboratories are discussing an arrangement whereby, for this trial only, we would initially share in some of the costs of the trial, with Forest Laboratories reimbursing us with a premium under certain circumstances.

Until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from revenue from our collaboration agreement. Our current expected primary cash needs on both a short term and long-term basis are for the identification, acquisition or license, and development of potential future products, working capital and other general corporate purposes. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium, and costs of in-licensing or acquiring additional compounds or companies, we estimate that based on our current business plan, we will require approximately $3.0 million to fund our operations for the remainder of 2004. In the event we acquire, license or develop any new products, the amount to fund our operations for 2004 would increase. We expect the current trend of net losses to continue for at least the next several years as we seek to acquire, license or develop additional products for the treatment of Functional Somatic Syndromes and other related chronic pain and central nervous system disorders. Such losses may fluctuate, and the fluctuations may be substantial.

Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at September 30, 2004 are sufficient to fund operations for the next several years.  We are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products and companies, and other alternatives that we believe may enhance stockholder value.  In order to acquire or develop additional products, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:

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

•              the costs and timing of development and regulatory approvals for milnacipran; and

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

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.  Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Accordingly, the upfront payment of $25.0 million from Forest Laboratories is being amortized over a period of 8 years, which represents the estimated period of significant on-going services and performance, including the development period, under our agreement with Forest Laboratories.  Amounts received for sponsored development activities, including funding received for certain of our employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed.  Amounts received for milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement.  Any amounts received prior to satisfying revenue recognition criteria will be recorded as deferred revenue.

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

Stock-Based Compensation

We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, as amended by SFAS No. 123 (“FAS 123”), Accounting for Stock Based Compensation. Accordingly, we ordinarily recognize no compensation expense for stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of grant. The value of options or stock awards issued to non-employees has been determined in accordance with FAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods and Services, and is periodically re-measured as the options vest. For the three months ended September 30, 2004 and 2003, we recorded compensation expense of $131,235 and $25,078, respectively, related to options issued to consultants.  For the nine months ended September 30, 2004 and 2003, we recorded compensation expense of $2.9 million (including $2.4 million related to stock options that vested upon the execution of the collaboration agreement with Forest Laboratories) and $91,275, respectively, related to options issued to consultants.  Additionally, during the nine months ended September 30, 2004, we recorded compensation expense of $2.8 million in connection with the accounting treatment for stock options related to the resignation of certain board members during the first quarter of 2004 and compensation expense of $385,000 in connection with the issuance of warrants to purchase 50,000 shares of our common stock to an outside consultant as compensation for services provided.

In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation—An Interpretation of APB 25. Pursuant to FIN 44, the intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the term of the option and amortized over the vesting period.  During the three and nine months ended

September 30, 2004, as the intrinsic value of the common stock underlying the options decreased due to a decrease in our stock price during these periods, we recognized a compensation benefit of $782,454 and $1,378,362, respectively.  However, during the three and nine months ended September 30, 2004, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during these periods, we recognized compensation expense of $1,616,342 and $2,402,800, respectively.  In the event our stock price is above $11.67 (closing price on September 30, 2004) on December 31, 2004, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $11.67).   Pursuant to the option cancel and re-grant program, options with certain exercise prices held by certain of our employees, including executive officers, and directors were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the program was effected.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Sarbanes-Oxley 404 Compliance

We are evaluating the effectiveness of our internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our report on Form 10-K for the fiscal year ending on December 31, 2004. Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting. In evaluating our internal controls over financial reporting, we have identified certain changes that need to be made to our internal controls, primarily related to better documenting the controls, and related changes to information systems used in financial reporting. We began implementing these changes during the third quarter of 2004. The changes during the third quarter of 2004 did not, individually or in the aggregate, have a material effect on our internal controls over financial reporting.  To ensure that we complete this process effectively and in a timely manner, we have supplemented our internal project team with the services of outside specialists.  Although we have made this project a top priority for the Company, any control deficiencies identified and validated may not be remediated before the end of the Company’s fiscal year and there may be remaining unresolved control deficiencies that could rise to the level of significant deficiencies or material weaknesses.

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

We are subject to a number of additional risks associated with our dependence on our collaboration with Forest Laboratories, including:

•              Forest Laboratories could delay the commencement of any additional clinical trials for milnacipran for the treatment of FMS, extend the timeframe of any clinical trials, including the second Phase III clinical trial for milnacipran, underfund such clinical trials, stop either phase III trials or any other clinical trials for milnacipran or abandon development of milnacipran, repeat or conduct additional clinical trials or require a new formulation of milnacipran for clinical testing;

•              We and Forest Laboratories could disagree as to development plans, including the number and timing of clinical trials or regulatory approval strategy, or as to which additional indications for milnacipran should be pursued, if any;

•              Forest Laboratories could independently develop, develop with third parties or acquire products that could compete with milnacipran, including drugs approved for other indications used by physicians off-label for the treatment of FMS;

•              Forest Laboratories could fail to devote sufficient resources to the development, approval, commercialization, or marketing and distribution of any products developed under our collaboration agreement, including by failing to develop specialty sales forces if such sales forces are necessary for the most effective distribution of any approved product; and

•              Disputes regarding the collaboration agreement that delay or terminate the development, commercialization or receipt of regulatory approvals of milnacipran, delay or prevent the achievement of clinical or regulatory objectives that would result in the payment of milestone payments or result in significant litigation or arbitration.

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

We currently have only 14 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We and Forest Laboratories are using the services of Scirex, a contract research organization, to conduct the first Phase III trial with respect to milnacipran. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran or any of our other future product candidates.

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

•              timing of market entry relative to competitive products;

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

Our employment agreement with our chief executive officer provides for “at will” employment, which means that he may terminate his services to us at any time. In addition, our scientific advisors may terminate their services to us at any time.

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

As part of our strategy, we are continuing to evaluate potential strategic transactions, including potential acquisitions of products and companies, in order to expand our product pipeline. As we did with our in-licensing of milnacipran, we may seek to in-license compounds or acquire products or businesses. We have no agreements or understandings with respect to any acquisitions. Future acquisitions, however, may expose us to operational and financial risks, including:

•              higher development costs than we anticipate;

•              higher than expected acquisition and integration costs;

•              exposure to unknown liabilities of acquired intellectual property, compounds or products;

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

We have incurred substantial losses during our history. For the nine months ended September 30, 2004 and the years ended December 31, 2003, 2002 and 2001, we incurred net losses of $8.7 million, $21.7 million, $1.0 million and $7.2 million, respectively. As of September 30, 2004, we had an accumulated deficit of approximately $134.9 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran with sufficient sales volumes, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next several years or become profitable in the foreseeable future and may never achieve profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or discontinue the completion of any proposed acquisitions or adversely affect our ability to realize the expected benefits of any completed acquisitions.

Although Forest Laboratories has assumed responsibility for the development of milnacipran, subject to our discussions regarding the financial responsibilities of the second Phase III clinical trial, we will incur certain non-reimbursable expenses in connection with such development. In addition, we will incur expenses in connection with the evaluation of potential acquisitions or other strategic transactions and additional expenses in the event we close any such transactions. We do not have any committed external sources of funding and we may need to raise additional capital through the sale of equity. The amount of capital we will require will depend upon many factors, including but not limited to, the development strategy for milnacipran and the evaluation and potential closing of any strategic transactions. If we are unable to raise capital when we need it, we may have to scale back or discontinue the evaluation or completion of any proposed acquisitions or strategic transaction(s).

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

The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2001 through December 31, 2003, the high and low closing sales prices for our common stock ranged from $0.77 to $15.19. For the nine months ended September 30, 2004, our high and low closing sales prices were $16.05 and $8.94. Our stock price has been and will likely continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

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

As of November 1, 2004, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 40% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to effect an entrenchment of management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders, or the Annual Meeting, of the Company was held on August 17, 2004.  The Company had 29,567,872 shares of common stock outstanding and entitled to vote as of June 23, 2004, the date of record of the meeting.  At the meeting, holders of a total of 24,432,960 shares of common stock were present in person or represented by proxy.  The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:

(1) For the elections of the nominee directors that will hold office until the annual meeting of stockholders in 2007:

	For	Withheld Authority or Against
Samuel D. Anderson	24,065,392	367,568
Jack H. Vaughn	23,895,247	537,713

The Company’s Board of Directors is comprised of the individuals elected this year and the following directors for completing the following terms:  Jon McGarity, Jean-Pierre Millon and Gary Tollefson whose terms expire in 2005 and Jay Kranzler, Perry Molinoff and Daniel Petree whose terms expire in 2006.

(2) To ratify the selection of Ernst & Young LLP by the Audit Committee of our Board of Directors to continue as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2004.

For	Against	Abstained
24,322,383	92,214	18,363

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.3	Second Amended and Restated By-Laws. (2)

4.1	Form of Stock Certificate. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(b) or Rule 15d – 14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Cypress Bioscience, Inc.

Date: November 9, 2004	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 9, 2004	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer and Vice President (Principal Financial Officer)