Form 10-K
period 2004-12-31
CYPRESS BIOSCIENCE INC
filed 2005-03-16
CIK 716054

United States
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock $.001 Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $296.4 million*

The number of shares outstanding of the Registrant’s common stock as of March 10, 2005 was 30,404,415.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2004.

* Calculated based on 21,588,328 shares of common stock held as of June 30, 2004 by non-affiliates and a per share market price of $13.73. Excludes 7,986,456 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 30, 2004, who are deemed to be affiliates only for purposes of this calculation. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

CYPRESS BIOSCIENCE, INC.
FORM 10-K
INDEX

i

PART I

Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-K. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to develop milnacipran for Fibromyalgia Syndrome, our ability to develop or acquire any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-K and in our other SEC filings.

ITEM 1.                     Business

Company Overview

We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes and other central nervous system disorders. Functional Somatic Syndromes refer to several related syndromes characterized more by symptoms, suffering and disability than by disease-specific abnormalities that are found upon physical examination and include many overlapping pain and psychiatric conditions such as Fibromyalgia Syndrome, or FMS, irritable bowel syndrome, non-cardiac chest pain and interstitial cystitis, or chronic pelvic pain. Our goal is to be the first to commercialize a product approved in the United States for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of central nervous system drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. We are currently running the first Phase III trial for milnacipran, which was commenced in October 2003. Enrollment in this trial was completed in December 2004, with results expected to be available in the Fall of 2005. In October 2004, Forest Laboratories initiated the second Phase III trial evaluating milnacipran for the treatment of FMS. These two Phase III trials and any additional studies needed for regulatory approval could possibly be completed in 2006 and, if successful, a New Drug Application, or NDA, for FMS could possibly be submitted later in that year at the earliest.

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

We obtained an exclusive license for milnacipran from Pierre Fabre Medicament in 2001. Milnacipran has been marketed outside of the United States since 1997 as an antidepressant and has been used by over 3,000,000 patients worldwide. We have paid Pierre Fabre a total of $2.5 million, including upfront payments of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003, and issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock in connection with an amendment to the agreement with Pierre Fabre. Additional payments to Pierre Fabre of up to a total of $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. Under our agreement with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees. However, in light of the increased expense and risk associated with running two parallel trials, we are discussing an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only and are currently working towards formalizing an amendment to our agreement with Forest Laboratories. In connection with these discussions, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004, and we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the New Drug Application (NDA) submission to the FDA and with a premium under certain additional circumstances. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote using our own sales force up to 25% of the total physician details and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls.

We are continuing to evaluate various potential strategic transactions, including the acquisitions of products, technologies and companies and other alternatives that we believe may enhance stockholder value.

Fibromyalgia Syndrome Background

FMS is a chronic and debilitating condition characterized by widespread pain and stiffness throughout the body, accompanied by severe fatigue, insomnia and mood symptoms. Unlike arthritis and other debilitating rheumatological disorders, FMS produces serious and chronic pain that is not the result of inflammation. Pain associated with FMS is of a “head-to-toe” nature, and is described as a diffuse aching or burning. Pain can vary in severity and location from day to day and, in some people, it can be so intense that it interferes with the performance of even simple tasks, while in others it may cause only moderate, ongoing discomfort. By some measures, patients with FMS have at least comparable disability, more pain and lower quality of life than patients with rheumatoid arthritis or osteoarthritis. Although FMS has been medically recognized for many years, it was only in 1990 that medical specialists agreed on the signs and symptoms that must be present to make the diagnosis. The American College of Rheumatology, or ACR, diagnosis criteria for FMS include a history of widespread and longstanding pain, as measured by pain upon application of pressure in 11 of 18 designated tender points. Specialists in the field of FMS have concluded that FMS is a result of a generalized and heightened perception of sensory stimuli resulting from abnormal pain processing within the central nervous system, and in most instances, is triggered by physical trauma, emotional stress or infection.

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

Despite the high prevalence and severity of this syndrome, there are no treatments specifically approved for FMS in the United States or elsewhere. Current treatments consist of a regimen that includes medication to diminish pain and improve sleep, exercise programs that stretch muscles and improve cardiovascular fitness and physical therapy and relaxation techniques to ease muscle tension. Antidepressants are often prescribed for FMS patients, as low doses of these medications appear to relieve pain associated with FMS. Tricyclic antidepressants, or TCAs, a class of compounds that are known to be effective analgesics, or pain-reducing drugs, in multiple chronic pain conditions, including FMS, are currently viewed as the drugs of choice in treating FMS. TCAs act by increasing serotonin and norepinephrine. Serotonin and norepinephrine are chemicals in the brain that are thought to be involved in controlling “centrally mediated pain”—that is, pain that originates at the central nervous system level, as opposed to pain that is caused by an injury, such as a cut or an arthritic swollen joint. Some TCAs are distinguished from most other antidepressants, specifically from the selective serotonin reuptake inhibitors, or SSRIs, and the serotonin norepinephrine reuptake inhibitors, or SNRIs, because some TCAs preferentially block the reuptake of norepinephrine as compared to serotonin, which means that these TCAs increase the level of norepinephrine more than they do the serotonin levels. We believe that these characteristics of TCAs make them more suited to the treatment of the pain associated with FMS than SSRIs and SNRIs. TCAs, however, are severely limited in their use for the treatment of FMS because they have been linked with side effects such as arrhythmias, the risk of fatal overdose, as well as contributing to weight gain and drowsiness, which is particularly problematic because individuals with FMS are already suffering from fatigue.

Milnacipran for the Treatment of FMS

Milnacipran

We are developing milnacipran for the treatment of FMS. Milnacipran is the first of a new class of agents known as norepinephrine serotonin reuptake inhibitors, or NSRIs, which increase the level of norepinephrine more than they do serotonin. While milnacipran is similar to TCAs with regard to the relative ratio of norepinephrine and serotonin activity, milnacipran appears to lack the side effects associated with TCAs, as it does not interact with several classes of receptors that are responsible for many of the adverse effects of TCAs. Therefore, we believe that milnacipran may have efficacy similar to TCAs in treating FMS and related chronic pain conditions, without causing the side effects that limit the prescribing of TCAs by physicians, and compliance by patients. Milnacipran is approved for the treatment of depression in 32 countries and is currently a leading antidepressant in Japan. Since its commercial launch in 1997, milnacipran has been used by over 3,000,000 patients worldwide, with side effects typically limited to transient and mild nausea and a slight increase in heart rate, as well as the potential for urinary retention in older men with an enlarged prostate. Milnacipran has not been approved in the United States for any indication, and we are the first company conducting clinical trials of milnacipran in the United States for FMS. As a result of the favorable side effect profile of milnacipran and its ability to increase the level of norepinephrine more than serotonin in the brain, we believe that milnacipran may play a significant role in the treatment of FMS.

Milnacipran Development Status

Phase II Results

We completed a Phase II trial evaluating milnacipran for the treatment of FMS in the Fall of 2002. The Phase II trial was a three-month, randomized, placebo-controlled study involving 14 sites and 125 FMS patients who were randomized to either milnacipran treatment or placebo. The study evaluated the overall analgesic efficacy and safety of milnacipran in this population of FMS patients, with a primary endpoint based on improvement in patient-reported pain. Electronic diaries were provided to all patients for the purpose of recording daily pain assessments in real time. We believe that performing daily pain assessments using electronic diaries reduces bias involved with asking individuals to recall symptoms over time and improves compliance by prompting and time-date stamping each patient response. The pain measures obtained from the electronic diaries were chosen to be the primary variable for the measurement of pain improvement. Secondary objectives included assessment of the impact of dosing strategy (twice daily dosing versus once daily) and the impact of milnacipran on other symptoms of FMS including fatigue, mood, physical function and sleep disturbances. Based on tolerability, patients were allowed to double their dose every week, up to a maximum of 200 mg of milnacipran daily. In our Phase II trial, milnacipran was shown to provide statistically significant improvement in pain, the primary symptom of FMS. Thirty-seven percent of milnacipran-treated patients randomized to the twice a day dosing group reported at least a 50% reduction in pain intensity, which means that their reported pain was half as intense as it was at the beginning of the study, compared to 14% of patients in the placebo group. In this analysis, 51 patients received milnacipran and 28 patients received a placebo. The reduction in pain intensity was statistically significant, with a p-value of 0.0395. A p-value is a statistical measure of probability of drawing an erroneous conclusion from an experimental result. A p-value of less than or equal to 0.05 is generally considered to signify a statistically significant result, which means a result is unlikely to occur by chance. Further, 75% of all milnacipran-treated patients reported an impression of overall improvement compared to 38% in the placebo group. In this analysis, 68 patients received milnacipran and 21 patients received a placebo. This reported impression of overall improvement was also statistically significant, with a p-value of 0.003. Twice daily milnacipran had significantly better analgesic properties than once daily milnacipran, although other outcomes (e.g. fatigue, mood, patient’s global impression) were equally impacted by the two dosing regimens. No unexpected safety concerns arose from this clinical trial and there were no serious adverse events. Milnacipran was generally well-tolerated, especially with twice daily dosing. The most common dose-related side effect reported by patients was nausea, particularly early in the study, as well as a slight increase in heart rate. Most adverse events were mild to moderate in intensity and only lasted for a short time.

Phase III Trials

We commenced the first of our planned Phase III trials in October 2003. We and Forest commenced the second of our planned Phase III trials in October 2004. To prepare for our Phase III clinical program, and before commencing the first pivotal clinical trial, we completed a special protocol assessment with the FDA. In the special protocol assessment process, the FDA reviews the design and size of a proposed Phase III program and provides comments regarding the adequacy of the clinical trial design to support a claim of effectiveness in an approvable NDA. The FDA’s comments are binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a drug is identified after the Phase III program commences. In response to our Phase II results, and based on modeling of the outcome measures used in our Phase II trial, we have mutually agreed with the FDA on a Phase III program. As generally is required by the FDA, two positive pivotal trials are required for an NDA approval of milnacipran for the treatment of FMS. Both of the required trials are similar in design to the Phase II trial—they require that participants in the trial cease taking any drugs they are taking for FMS, have virtually identical inclusion and exclusion criteria, will rely on the use of the electronic diary to assess pain and are utilizing qualitative assessment methodologies. We plan on enrolling over 1,000 patients in total in our first two Phase III trials. Per the stipulations in the special protocol assessment, the first pivotal trial will include a six-month evaluation phase once a patient has reached his or her stable treatment dose. The second trial could have an evaluation phase as short as three-months once a patient has reached his or her stable dose. In these clinical trials, two milnacipran doses will be evaluated (200 mg, administered 100 mg twice daily, as well as a lower dose, also administered twice daily), and the endpoint will be a composite responder analysis. This new endpoint is a composite incorporating pain, the patient’s global impression of change and physical function, which means the patient’s ability to perform functions of daily living. As part of the Phase III program, we also need to evaluate patients for a time period consistent with the minimum safety guidelines of the International Conference on Harmonization of Technical Requirements for the Registration of Pharmaceuticals for Human Use, or ICH. Specifically, these ICH guidelines require that we evaluate 300 patients on the 200 mg dose of milnacipran for six months and 100 patients on the 200 mg dose of milnacipran for one year. The entire Phase III program could possibly be completed in 2006 and, if successful, an NDA for FMS could possibly be submitted later in that year at the earliest. We do not believe that patient enrollment will be a time-limiting factor due to the current lack of approved treatments for FMS, and our historical FMS enrollment rates have met our expectations.

Licenses and Collaborations

Pierre Fabre Agreements

In January 2004, we amended and restated our existing license agreement with Pierre Fabre. Our license agreement with Pierre Fabre provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. We are obligated to pay Pierre Fabre 5% of any upfront and milestone payments received from Forest Laboratories as a sublicense fee. After a total of $7.5 million has been paid, any additional sublicense fees are credited against any subsequent milestone and royalty payments owed by us to Pierre Fabre. If not used, these credits are carried forward to subsequent years. We also are obligated to pay Pierre Fabre up to $4.5 million in the aggregate upon achievement of defined clinical and regulatory objectives. Forest Laboratories assumed our obligation to pay royalties to Pierre Fabre and the transfer price for the active ingredient supplied by Pierre Fabre. Pierre Fabre retains the right to sell products in indications developed by us outside the United States and Canada, and will pay us a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by us.

The agreement is effective until the later of the expiration of the last-to-expire of certain patents held by Pierre Fabre relating to the development of milnacipran, or ten years after the first commercial sale of a licensed product, unless terminated earlier. Each party has the right to terminate the agreement upon 90 days’ prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if such breach is not cured within 90 days following such written notice. Additionally, Pierre Fabre has the right to terminate the agreement upon 90 days’ written notice if (i) we terminate all development activities, unless the termination of activities is subject to cure within 12 months and we are using commercially reasonable efforts to cure the termination of activities, (ii) we challenge the Pierre Fabre patents and (iii) we effect a change in control in which a third party acquiror controls an SNRI product and certain provisions of the agreement would be breached as a result of such SNRI product, and the breach is not cured within a specified time period.

In addition, in January 2004, we entered into a supply agreement with Pierre Fabre. If any product is commercialized under the license agreement, Pierre Fabre will have the exclusive right to manufacture the active ingredients used in the commercial product, and we will pay Pierre Fabre a transfer price and royalties based on net sales. Forest Laboratories has assumed both of these financial obligations. Our supply agreement with Pierre Fabre may be terminated for cause either by us or by Pierre Fabre upon 90 days’ prior written notice to the other party upon a material breach of the agreement if the breach is not cured within 90 days following the written notice. In addition, Pierre Fabre may elect to terminate the agreement if we effect a change in control under specified circumstances.

Forest Laboratories Agreement

In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. We selected Forest Laboratories as our development and marketing collaborator based in part on its strong franchise in central nervous system drugs and in the primary care and psychiatric markets. Under our agreement with Forest Laboratories, we sublicensed our exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has an option for a specified time period to acquire an exclusive license from us in the United States, and potentially

Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees. However, in light of the increased expense and risk associated with running two parallel trials, we are discussing an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only and are currently working towards formalizing an amendment to our agreement with Forest Laboratories. In connection with these discussions, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004, and we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA and with a premium under certain additional circumstances. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, and we will have the option to co-promote using our own sales force up to 25% of the total physician details and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls. We share decision making authority with Forest Laboratories, through the joint development committee, with respect to the research, development and marketing of milnacipran. In the event that the joint development committee is unable to resolve any dispute, other than any marketing related issue, Forest Laboratories and we must jointly resolve such issue. With respect to any marketing related issue, Forest Laboratories has the final decision making authority. Under our agreement with Forest Laboratories and our agreement with Pierre Fabre, each party agreed to certain limitations on the development of products for FMS and on the development of SNRI products.

Under our agreement with Forest Laboratories, we received an upfront payment of $25.0 million, of which $1.25 million was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to us under the agreement could be approximately $205.0 million related to the development of milnacipran for the treatment of FMS, a large portion of which will depend upon achieving certain sales of milnacipran and an additional $45.0 million in the event that we and Forest Laboratories develop other indications for milnacipran, as well as potential royalty payments based on sales of licensed product under this agreement. In addition, Forest Laboratories assumed the royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement or (iii) the last commercial sale of a generic product, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if the breach has not been cured within the required time period following the written notice. Forest Laboratories may also terminate our agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of an NDA or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.

Collegium Agreement

In August 2002, we entered into a reformulation and new product agreement with Collegium pursuant to which Collegium is attempting to develop new formulations of milnacipran and new products that are analogs of milnacipran. Collegium is led by a management team with significant expertise in developing novel formulations of currently marketed or soon-to-be marketed products for both the brand and generic industries. In January 2004, we exercised our option to acquire an exclusive license to technology developed under this agreement. In the event we commercialize any of the reformulations or new products developed under our agreement with Collegium, we will be obligated to pay Collegium milestone payments and royalty payments. The agreement with Collegium is effective until the expiration of the last-to-expire of the issued patents, if any, unless terminated earlier. Each party has the right to terminate the agreement upon 60 days’ prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if the breach has not been cured within the 60-day period following the written notice.

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

Patents, Trademarks and Proprietary Technology

We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We seek to protect our intellectual property rights by a variety of means, including patents, maintaining trade secrets and proprietary know-how, and technological innovation to develop and maintain our competitive position. We actively seek patent protection both in the United States and internationally and have filed 10 patent applications related to FMS and milnacipran. It is possible that a patent application will not issue from any of our patent applications and the breadth or scope of protection allowed under any issued patents may not provide adequate protection to protect any of our future products. We intend to enforce our patents, trademarks and brand names. We have also obtained a license from Pierre Fabre to certain patents and patent applications related to milnacipran, our only product candidate. Under the license, which we have sublicensed to Forest Laboratories, we have rights to a method of synthesis patent for milnacipran in the United States and Canada. Both the United States patent (U.S. Patent 5,034,541) and the Canadian patent (No. 2,006,464) terminate in December 2009. The composition of matter patent for milnacipran expired in June 2002. Pursuant to the terms of the license agreement, Pierre Fabre is responsible for the prosecution and maintenance of the patents and patent applications licensed thereunder at its sole expense. In addition, Pierre Fabre has the first right to take actions with respect to the infringement or potential infringement of such patents and patent applications, except for any action in connection with an abbreviated NDA filed by a third party, and provided that we may take appropriate actions with respect to the infringement of such patents and patent applications in the United States and Canada if Pierre Fabre fails to do so within a specified period of time. We or Forest Laboratories has the first right to take any action with respect to any proceeding in connection with an abbreviated NDA filed by a third party. Although we have filed use patents on milnacipran, two of which have issued (U.S. Patent 6,602,911 and U.S. Patent 6,635,675, both expiring in 2021), we may not be able to secure any additional patent protection and the existing patents may not ensure exclusivity through the patent term. As a new chemical entity in the United States, milnacipran also qualifies under the terms of the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act, or Hatch-Waxman Amendments, under which it would receive five years of marketing exclusivity upon marketing approval, during which time a generic milnacipran may not be approved. Even so, recent amendments to the Hatch-Waxman Amendments have been proposed and it, therefore, may not apply to us in the future.

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

The steps required before a pharmaceutical agent may be marketed in the United States generally include:

•       completion of preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies performed in compliance with the FDA’s Good Laboratory Practice, or GLP regulations;

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

Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of a product. Compounds must be formulated according to the FDA’s current good manufacturing practices, or cGMP, requirements and preclinical safety tests must be conducted by laboratories that comply with GLP requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application and are reviewed by the FDA before human clinical trials may begin. The IND must also contain protocols for any clinical trials that will be carried out. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA raises concerns or questions regarding the conduct of the proposed clinical trial during the 30-day waiting period. If the FDA objects to an IND application during this 30-day waiting period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials or may authorize trials only under specified terms. Such a halt, called a clinical hold, continues in effect until and unless the FDA’s concerns are adequately addressed. In some cases, clinical holds are never lifted. Imposition by the FDA of a clinical hold can delay or preclude further product development. The IND process may be extremely costly and may substantially delay product development.

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

When a compound is determined preliminarily to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials—commonly referred to as pivotal studies—can be undertaken to evaluate safety and efficacy endpoints further in expanded and diverse patient populations at geographically dispersed clinical trial sites. Positive results in Phase I or II are not necessarily predictive of positive results in Phase III. In our case, our positive results from the Phase II clinical trial of milnacipran are no guarantee of positive results in our current or future Phase III trials. To prepare for our Phase III clinical program and before commencing the first pivotal clinical trial, we completed a special protocol assessment, or SPA, with the FDA. During the SPA process, the FDA requested that we provide additional information, including information regarding our statistical analysis plan. We have responded to the FDA’s request. In the SPA process, the FDA reviews the proposed Phase III program and provides comments regarding the adequacy of the design and size of a proposed clinical trial to support claims of effectiveness in an approvable NDA. These FDA comments are binding on the review decision of the FDA, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a drug is identified after the Phase III program subject to the SPA commences.

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

Among the conditions for new drug approval is the requirement that the prospective manufacturer’s quality control, record keeping, notifications and reporting and manufacturing systems conform to the FDA’s cGMP regulations. To obtain approval, the drug manufacturing facility must be registered with the FDA and must pass a pre-approval inspection demonstrating compliance with cGMP requirements. If milnacipran is commercialized in the United States, Pierre Fabre’s facility will need to be inspected by the FDA for compliance with cGMP requirements. Manufacturing establishments also are subject to periodic, ongoing compliance inspections. In complying with the standards contained in these regulations, manufacturers must continue to expend time, money, resources and effort in order to ensure compliance. Failure to comply with these requirements can result in legal or regulatory action, including warning letters, suspension of manufacture, product seizure or recalls, injunctive action or civil or criminal penalties.

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

Preliminary clinical trials have been conducted by other pharmaceutical companies for the treatment of FMS. In particular, Pfizer Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS. In addition, Eli Lilly and Company has publicly disclosed that it has conducted two Phase II clinical trials evaluating the efficacy and safety of its compound, duloxetine, as a treatment for FMS. The market potential for Functional Somatic Syndromes, including FMS, is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain or antidepressant therapies could decide to evaluate their current product candidates for the treatment of Functional Somatic Syndromes, including FMS, at any time. Due to the high incidence of Functional Somatic Syndromes, including FMS, we anticipate that most, if not all, of the major pharmaceutical companies will have significant research and product development programs in these areas. We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs we seek to develop.

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

Manufacturing and Supply

Pursuant to the terms of our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the active pharmaceutical ingredient for milnacipran in exchange for a transfer price. Forest Laboratories has assumed the obligation to pay the transfer price directly to Pierre Fabre. Currently, Pierre Fabre manufactures the active pharmaceutical ingredient for milnacipran in its facility located in Gaillac, France. This facility will need to be inspected by the FDA. Due to the projected commercial quantities of milnacipran that we may require and to provide a second manufacturing site, Pierre Fabre has agreed that within a certain time period after commercial launch of milnacipran, it will qualify an additional manufacturing facility. In addition, because Pierre Fabre is our sole supplier of the active pharmaceutical ingredient for milnacipran and is currently the only supplier of the active pharmaceutical ingredient for milnacipran in the world, we have the right, but not the obligation, to qualify us or Forest Laboratories as an additional manufacturing facility to manufacture the active pharmaceutical ingredient for milnacipran. We do not currently have this capability. In addition, we have the right to manufacture milnacipran if Pierre Fabre does not have the required buffer stock or in the event that we terminate our license agreement with Pierre Fabre under certain circumstances. Currently, we have contracted with Patheon Inc. to complete the manufacture process by encapsulating and packaging milnacipran for our clinical trials. Forest Laboratories will be responsible for future encapsulating and packaging at their Forest Ireland facility.

Employees

As of February 28, 2005, we employed 14 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Risk Factors

There are limited data regarding milnacipran as a treatment of FMS and it may not work for FMS or there may be safety issues with its use in this patient population.

There are limited data supporting the use of milnacipran, our only product candidate, for the treatment of FMS. Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has only been tested as a treatment for FMS in our Phase II trial, during which milnacipran was administered to only 97 individuals with FMS. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. We cannot predict whether the results of our Phase II trial will be repeated in our Phase III clinical trials which have larger patient populations and are being conducted for longer time periods. The FDA has never approved a drug for the treatment of FMS. In addition, our future clinical trials may reveal that milnacipran is not safe or that it is not effective for the treatment of FMS. If milnacipran is not demonstrated to be a safe and effective treatment for FMS to the satisfaction of the FDA or other regulatory agencies, we will not receive regulatory approval and our business would be materially harmed.

We are dependent on our collaboration with Forest Laboratories to develop and commercialize milnacipran, our only product candidate, and to obtain regulatory approval. Events or circumstances may occur that delay or prevent the development and commercialization of milnacipran.

Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of milnacipran, our only product candidate, for all indications in the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical. Forest Laboratories is responsible for funding the development of milnacipran, including clinical trials and regulatory approval. In light of the increased expense and risk associated with running two parallel trials, we are discussing an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only and are currently working towards formalizing an amendment to our agreement with Forest Laboratories. If the FDA approves this product candidate, Forest Laboratories will also have primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of milnacipran. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to establish the safety and efficacy of milnacipran, obtain regulatory approvals and achieve market acceptance of milnacipran for the treatment of FMS.

We are subject to a number of additional risks associated with our dependence on our collaboration with Forest Laboratories, including:

•       Forest Laboratories could delay the commencement of any additional clinical trials for milnacipran for the treatment of FMS, extend the timeframe of any clinical trials, including the second Phase III clinical trial for milnacipran, underfund such clinical trials, stop either phase III trial or any other clinical trials for milnacipran or abandon development of milnacipran, repeat or conduct additional clinical trials or require a new formulation of milnacipran for clinical testing;

•       We and Forest Laboratories could disagree as to development plans, including the number and timing of clinical trials or regulatory approval strategy, or as to which additional indications for milnacipran should be pursued, if any and therefore, milnacipran may never be developed for any indications other than FMS;

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

Under our agreements with Pierre Fabre and Forest Laboratories, Forest Laboratories has agreed to pay Pierre Fabre and us a royalty, in the event that Forest Laboratories sells a product other than milnacipran for FMS for a specified period of time, which shall not be less than three years. We are, in turn, obligated to pay a portion of the royalty we receive from Forest Laboratories to Pierre Fabre. In addition, each of us is subject to limitations related to each party’s development of any serotonin norephinephrine reuptake inhibitors, or SNRI, products other than milnacipran. These limitations include: (i) a prohibition on developing an SNRI product for specified indications for which milnacipran is being developed; and (ii) a prohibition on developing an SNRI product for any indication for a specified time period, and after such specified time period, a requirement that if one of the parties launches and sells an SNRI product that is prescribed off-label for any indication for which milnacipran is being developed, the selling party must reimburse the other parties for lost sales due to the off-label use.

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

Even if our Phase III trials or any future clinical trials are successful, we may not receive required regulatory approval from the FDA or any other regulatory body required for the commercial sale of milnacipran in the United States. In addition, even if we do obtain approval to market milnacipran, the approval process by the FDA may take longer than we anticipate. The regulatory approval of a new drug typically takes many years and the outcome is uncertain. Despite the time and resources expended, regulatory approval is never guaranteed. If we fail to obtain regulatory approval for milnacipran or any future product candidates, we will be unable to market and sell any products and therefore may never generate any revenues from product sales or become profitable. In addition, our collaborators, or our third party manufacturers’ failure to comply with the FDA and other applicable United States or foreign regulations may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve new drug approval applications.

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

We have agreed to pay certain external expenses associated with our second Phase III clinical trial evaluating milnacipran for FMS, currently being run by Forest Laboratories, and we may never be reimbursed for these amounts.

The amounts we are funding for external expenses for the second Phase III clinical trial evaluating milnacipran are only reimbursed to us by Forest Laboratories under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the New Drug Application (NDA) submission to the FDA. It is possible that the second Phase III trial may not be utilized as one of the pivotal trials in the NDA submission, and, in such event, we will not be reimbursed by Forest Laboratories for certain costs incurred in connection with the second Phase III clinical trial.

If we receive regulatory approval for milnacipran or any other future product candidate, we will be subject to ongoing FDA obligations and continuing regulatory review.

Any regulatory approvals that we or our collaborators receive for milnacipran or any future product candidates will be limited to the indications, dosages and restrictions on the product label. We currently intend to seek approval for milnacipran in the treatment of FMS. The FDA may not approve milnacipran for this indication at all, may approve milnacipran for a more limited indication, or may impose additional limitations on the indicated uses or contain requirements for post-marketing surveillance or the performance of potentially costly post-marketing studies. Even if we receive FDA and other regulatory approvals, milnacipran or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In our Phase II trial evaluating milnacipran for the treatment of FMS, the most common dose-related side effects reported by patients were nausea, particularly early in the study, as well as a slight increase in heart rate. Any marketed product and its manufacturer continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize milnacipran or any of our other future product candidates.

As of February 28, 2005, we have only 14 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We and Forest Laboratories are using the services of Scirex, a contract research organization, to conduct the first Phase III trial with respect to milnacipran, and to assist in the conduct of the second Phase III trial with respect to milnacipran. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran or any of our other future product candidates.

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

The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS, or other central nervous system disorders. In particular, Pfizer, Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS. In addition, Eli Lilly and Company has publicly disclosed that it has conducted two Phase II clinical trials evaluating the efficacy and safety of its compound, duloxetine, as a treatment for FMS. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it is anticipated that duloxetine, which is currently approved but not yet available for the treatment of depression, will receive some off-label use for the treatment of FMS. TCAs, which are inexpensive generic formulations, are currently viewed as the drugs of choice in treating FMS.

It is possible that our competitors will develop and market products for FMS prior to us and that are less expensive and more effective than milnacipran or any of our future products or that will render milnacipran or any other of our products obsolete. We also expect that, in the treatment of Functional Somatic Syndromes and other central nervous system disorders, competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial resources, technical expertise, research capabilities and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

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

We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of February 28, 2005, we have only 14 full time employees and therefore, we rely heavily on our employees. In addition, because we have a small number of employees, we rely more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran or any further products. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.

Our employment agreement with our chief executive officer provides for “at will” employment, which means that he may terminate his services to us at any time. In addition, our scientific advisors may terminate their services to us at any time.

We have limited experience in identifying, completing and integrating acquisitions, including acquisitions of product candidates, and other targets, and we may incur unexpected costs and disruptions to our businesses if we make mistakes in our selection of future acquisitions or fail to integrate any future acquisitions.

As part of our strategy, we are continuing to evaluate potential strategic transactions, including potential acquisitions of products, technologies and companies, in order to expand our product pipeline. As we did with our in-licensing of milnacipran, we may seek to in-license compounds or acquire products or businesses. We have no agreements or understandings with respect to any acquisitions. Future acquisitions, however, may expose us to operational and financial risks, including:

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

We have incurred substantial losses during our history. For the years ended December 31, 2004, 2003 and 2002, we incurred net losses of $11.2 million, $21.7 million and $1.0 million, respectively. As of December 31, 2004, we had an accumulated deficit of $137.5 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran with sufficient sales volumes, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next several years or become profitable in the foreseeable future and may never achieve profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or discontinue the completion of any proposed acquisitions or adversely affect our ability to realize the expected benefits of any completed acquisitions.

We agreed to pay certain expenses in connection with the second Phase III clinical trial for milnacipran in FMS. In addition, we will incur certain non-reimbursable expenses in connection with the development of milnacipran. We will incur expenses in connection with the evaluation of potential acquisitions or other strategic transactions and additional expenses in the event we close any such transactions. We do not have any committed external sources of funding and we will likely need to raise additional capital through the sale of equity or debt. The amount of capital we will require will depend upon many factors, including but not limited to, the evaluation and potential closing of any strategic transactions and the development strategy for milnacipran. If we are unable to raise capital when we need it, we may have to scale back or discontinue the evaluation or completion of any proposed acquisitions or strategic transaction(s).

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish propriety rights.

We will likely raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership percentage will be diluted. In addition, if we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish potential valuable rights to our potential products on terms that are not favorable to us.

We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income.

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. All unused federal net operating losses will expire 15 or 20 years after any year in which they were generated. The carryforward period is 15 years for losses incurred prior to 1998 and 20 years for losses incurred subsequent to 1997. Approximately $1.2 million in federal net operating losses expired in 2004. Our California tax loss carryforwards will begin to expire in 2006.

Our stock price will likely be volatile.

The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2002 through December 31, 2004, the high and low closing sales prices for our common stock ranged from $1.00 to $16.05. Our stock price has been and will likely continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

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

As of February 28, 2005, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 35% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

We expect to continue incurring increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters.

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and by the Nasdaq National Market, have and we expect will continue to result in increased costs to us as we evaluate the implications of these laws and regulations and respond to their requirements. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant financial resources and management time related to compliance activities. Additionally, these laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

ITEM 4.                     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

Our executive officers are as follows:

NAME	AGE	POSITION
Jay D. Kranzler, M.D., Ph.D.(1)	47	Chief Executive Officer and Chairman of the Board of Directors
Sabrina Martucci Johnson	38	Chief Financial Officer and Vice President
R. Michael Gendreau, M.D., Ph.D.	49	Vice President of Clinical Development and Chief Medical Officer
Denise L. Woolard	35	Vice President of Business and Legal Affairs

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

R. MICHAEL GENDREAU, M.D., Ph.D., was appointed as our Vice President of Research and Development and Chief Medical Officer in December 1996 and is currently serving as the Vice President of Clinical Development and Chief Medical Officer. Dr. Gendreau joined us in 1994 and held various positions from 1994 through 1996, including Executive Director of Scientific Affairs. From 1991 to 1994, Dr. Gendreau was Vice President of Research and Development and Chief Medical Officer for MicroProbe Corporation, a developer and manufacturer of DNA probe-based diagnostic equipment. Dr. Gendreau has a B.S. in chemistry from Ohio University and an M.D./Ph.D. in medicine and pharmacology from the Ohio State University.

DENISE L. WOOLARD was appointed as our Vice President of Business and Legal Affairs and Corporate Secretary in February 2004. Prior to joining us, from September 1997 until January 2004, Ms. Woolard worked as a corporate attorney at the law firm of Cooley Godward LLP. Ms. Woolard has a B.A. from Old Dominion University and a J.D. from the University of San Diego, School of Law.

PART II

ITEM 5.                     Market for our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “CYPB”. Prior to March 1, 2004, our stock was traded on the Nasdaq SmallCap Market. Set forth below are the high and low closing sales prices for our common stock for the periods indicated as reported on the Nasdaq National Market and the Nasdaq SmallCap Market, as applicable.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2004:
First Quarter	$15.71	$10.94
Second Quarter	16.05	11.92
Third Quarter	13.67	8.94
Fourth Quarter	14.06	9.28
Year Ended December 31, 2003:
First Quarter	$3.25	$2.30
Second Quarter	5.57	2.20
Third Quarter	8.66	4.27
Fourth Quarter	15.19	8.02

As of March 1, 2005, there were approximately 750 holders of record of our common stock. On March 10, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $10.10 per share. We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business.

ITEM 6.                     Selected Financial Data

The following table presents our selected financial data, which is derived from our audited financial statements. The information set forth below is not indicative of the results of future operations, particularly because we changed our business focus in 2001, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the financial statements and the related notes thereto included in this Form 10-K.

	YEARS ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues:
Revenues under collaborative agreement	$14,414,619	$—	$—	$—	$—
Revenue from Fresenius agreement	—	—	6,400,000	1,600,000	2,975,208
	14,414,619	—	6,400,000	1,600,000	2,975,208
Costs and expenses:
Production costs	—	—	—	—	426,971
Sales and marketing	—	—	—	—	5,922,706
Research and development	15,201,192	11,443,693	5,094,079	3,677,544	1,880,086
General and administrative	5,732,641	4,120,156	2,985,862	4,281,283	3,082,877
Non-cash compensation charges	6,479,308	416,659	222,377	194,493	248,992
Compensation expense (benefit)—variable stock options	(699,033)	5,879,277	(688,376)	784,874	—
	26,714,108	21,859,785	7,613,942	8,938,194	11,561,632
Other income (expense):
Interest income	1,092,404	121,679	199,678	434,363	633,523
Interest expense	(5,826)	(9,097)	(33,529)	(273,083)	(549,125)
Gain (loss) on disposal of assets	(2,095)	4,931	(1,090)	(16,714)	—
	1,084,483	117,513	165,059	144,566	84,398
Net loss	$(11,215,006)	$(21,742,272)	$(1,048,883)	$(7,193,628)	$(8,502,026)
Net loss per share—basic and diluted	$(0.40)	$(1.21)	$(0.09)	$(1.15)	$(1.40)
Shares used in computing net loss per share—basic and diluted	27,764,975	17,924,353	11,572,101	6,249,917	6,052,905

	DECEMBER 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$112,023,998	$23,524,646	$12,209,383	$5,867,083	$7,102,317
Total assets	118,389,524	23,806,681	12,477,519	6,685,108	7,891,271
Long-term debt (net of current portion)	20,848	36,870	51,344	—	563,688
Deferred revenue (net of current portion)	18,750,000	—	—	6,400,000	—
Total stockholders’ equity (deficit)	94,173,809	22,129,122	11,785,137	(1,968,943)	4,099,228
Working capital (deficit)	112,858,381	22,049,874	11,680,864	(2,113,492)	4,520,806

ITEM 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes and other central nervous system disorders. Functional Somatic Syndromes refer to several related syndromes characterized more by symptoms, suffering and disability than by disease-specific abnormalities that are found upon physical examination and include many overlapping pain and psychiatric conditions such as Fibromyalgia Syndrome, or FMS, irritable bowel syndrome, non-cardiac chest pain and interstitial cystitis, or chronic pelvic pain. Our goal is to be the first to commercialize a product approved in the United States for the treatment of FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of central nervous system drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. We are currently running the first Phase III trial for milnacipran, which was commenced in October 2003. Enrollment in this trial was completed in December 2004, with results expected to be available in the Fall of 2005. In October 2004, Forest Laboratories initiated the second Phase III trial evaluating milnacipran for the treatment of FMS. These two Phase III trials and any additional studies needed for regulatory approval could possibly be completed in 2006 and, if successful, a New Drug Application, or NDA, for FMS could possibly be submitted later in that year at the earliest.

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

We obtained an exclusive license for milnacipran from Pierre Fabre Medicament in 2001. Milnacipran has been marketed outside of the United States since 1997 as an antidepressant and has been used by over 3,000,000 patients worldwide. We have paid Pierre Fabre a total of $2.5 million, including upfront payments of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003, and issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock in connection with an amendment to the agreement with Pierre Fabre. Additional payments to Pierre Fabre of up to a total of $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. Under our agreement with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees. However, in light of the increased expense and risk associated with running two parallel trials, we are discussing an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only and are currently working towards formalizing an amendment to our agreement with Forest Laboratories. In connection with these discussions, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004, and we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA and with a premium under certain additional circumstances. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote using our own sales force up to 25% of the total physician details and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls.

In August 2002, we entered into a reformulation and new product agreement with Collegium Pharmaceutical, Inc. pursuant to which Collegium is attempting to develop new formulations of milnacipran and new products that are analogs of milnacipran. In January 2004, we exercised our option to acquire an exclusive license to technology developed under this agreement. In the event we commercialize any of the reformulations or new products developed under our agreement with Collegium, we will be obligated to pay Collegium milestone payments of up to $5.4 million in the aggregate upon achievement of defined clinical and regulatory objectives, as well as potential royalty payments based on the net sales of reformulated or new products. In October 2002, we also entered into a common stock issuance agreement with Collegium, pursuant to which Collegium may elect to be issued shares of our common stock, subject to certain conditions, in lieu of cash, for milestone payments.

We are continuing to evaluate other various potential strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives that we believe may enhance stockholder value.

As of December 31, 2004, we had working capital of approximately $112.9 million and an accumulated deficit of approximately $137.5 million. Our future success depends on our ability to develop and market new products for the treatment of Functional Somatic Syndromes, such as FMS, and other central nervous system disorders.

Results of Operations

Comparison of Years Ended December 31, 2004 and 2003

Revenues

We recognized revenues under our collaborative agreement of $14.4 million for the year ended December 31, 2004 compared to no revenue for the year ended December 31, 2003. The revenues recorded during 2004 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories for the development and marketing of milnacipran, entered into in January 2004. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and sponsored development reimbursements.

We currently are not generating any revenues from product sales and we do not expect to generate revenues from product sales for at least the next several years, if at all. Until we generate revenues from product sales, we expect our revenues to consist of the continued recognition on a straight-line basis of the upfront payment of $25.0 million, sponsored development reimbursements and possible future milestone payments under our agreement with Forest Laboratories, which are contingent upon the achievement of agreed upon objectives. In connection with discussions with Forest Laboratories regarding cost sharing arrangements for the second Phase III trial only, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004. Additionally, the amount of sponsored development reimbursements from Forest Laboratories may change periodically based on the level of development activity. Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.

Research and Development

Research and development expenses for the year ended December 31, 2004 were $15.2 million compared to $11.4 million for the year ended December 31, 2003. The increase in research and development expenses is primarily attributable to increased costs in connection with our first Phase III clinical trial for milnacipran due to a full year of activity during 2004 and costs incurred during 2004 in connection with the extension trial and our second Phase III trial for milnacipran. During 2004, we incurred total costs of $12.9 million in connection with our Phase III programs compared to a total of $3.3 million during 2003. Research and development expenses during 2003 included a non-cash charge in the amount of $5.0 million recognized during the second quarter of 2003 in connection with the issuance of 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock to Pierre Fabre under the Restated Pierre Fabre Agreement and costs incurred during the first quarter of 2003 related to the Phase II clinical trial for milnacipran, which was in its final completion stage during the first quarter of 2003. The costs for the first Phase III clinical trial and extension trial incurred during 2004 are being reimbursed by Forest Laboratories as noted below.

Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals. This funding received from Forest Laboratories for sponsored development reimbursements is included as a component of our revenue under collaborative agreement on the statement of operations. However, in light of the increased expense and risk associated with running two parallel trials, we are discussing an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only and are currently working towards formalizing an amendment to our agreement with Forest Laboratories. In connection with these discussions, we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA and with a premium under certain additional circumstances.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $449,000 and $201,000 related to research and development expenses for the years ended December 31, 2004 and 2003, respectively, and as discussed below in “Compensation Expense (Benefit)—Variable Stock Options,” we recognized a compensation (benefit) for variable stock options of $(180,000) and compensation expense for variable stock options of $646,000 related to research and development expenses for the years ended December 31, 2004 and 2003, respectively.

General and Administrative

General and administrative expenses for the year ended December 31, 2004 were $5.7 million compared to $4.1 million for the year ended December 31, 2003. The increase in general and administrative expenses is primarily due to a success-based fee paid to our investment bankers in connection with the closing of our collaboration agreement with Forest Laboratories, a one-time fee associated with our being listed during the first quarter of 2004 on the Nasdaq National Market, increased wages and benefits expense associated with an increase in headcount, increased consulting costs and travel expenses in connection with business development activities surrounding potential strategic transactions and increased business insurance costs.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $6.0 million and $216,000 related to general and administrative expenses for the years ended December 31, 2004 and 2003, respectively, and as discussed below in “Compensation Expense (Benefit)—Variable Stock Options,” we recognized a compensation (benefit) for variable stock options of $(519,000) and compensation expense for variable stock options of $5.2 million related to general and administrative expenses for the years ended December 31, 2004 and 2003, respectively.

Non-Cash Compensation Charges

Non-cash compensation charges for the year ended December 31, 2004 were $6.5 million, consisting of approximately $449,000 related to research and development expenses and $6.0 million related to general and administrative expenses, compared to $417,000, consisting of approximately $201,000 related to research and development expenses and $216,000 related to general and administrative expenses, for the year ended December 31, 2003. The increase in non-cash compensation charges is primarily due to: (i) non-recurring, non-cash compensation charges recognized during the first quarter of 2004, consisting of $2.4 million related to stock options previously granted to consultants and two former board members for services that vested upon the execution of the collaboration agreement with Forest Laboratories and $2.8 million related to the accounting treatment for stock options in connection with the resignation of certain board members to roles as consultants during the first quarter of 2004; (ii) a non-recurring, non-cash compensation charge in the amount of $385,000 recognized during the second quarter of 2004 related to the issuance of warrants to purchase 50,000 shares of our common stock to an outside consultant as compensation for services provided; and (iii) an increase in the Black-Scholes valuation for stock options previously granted to consultants due to the overall average increase in our stock price. These options are being expensed over their related vesting period.

Compensation Expense (Benefit)—Variable Stock Options

In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation—An Interpretation of APB 25. During the year ended December 31, 2004, as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period, we recognized a compensation (benefit) of $(699,000), consisting of $(180,000) related to research and development expenses and $(519,000) related to general and administrative expenses. In contrast, due to an increase in our stock price during the year ended December 31, 2003, we recognized compensation expense of $5.9 million, consisting of $646,000 related to research and development expenses and $5.2 million related to general and administrative expenses. In the event our stock price is above $14.06 (closing price on December 31, 2004) on March 31, 2005, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $14.06).

Interest Income

Interest income for the year ended December 31, 2004 was $1.1 million compared to $122,000 for the year ended December 31, 2003. The increase in interest income for the year ended December 31, 2004 compared to the corresponding period in 2003 is due to higher cash and investment balances during 2004 achieved primarily through the upfront payment received from Forest Laboratories in January 2004 and the proceeds from our secondary offering completed in April 2004, and a general increase in interest rates and related yields experienced during 2004.

Comparison of Years Ended December 31, 2003 and 2002

Revenues

We had no revenue for the year ended December 31, 2003 compared to revenue of $6.4 million for the year ended December 31, 2002. Pursuant to the Second Restructured Agreement with Fresenius, the agreement was modified to clarify that the $8.0 million upfront fee received under the First Restructured Agreement was not refundable under any circumstances and therefore, the entire $6.4 million of remaining deferred revenue as of December 31, 2001 was recognized as revenue in the first quarter of 2002.

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

Research and Development

Research and development expenses were $11.4 million for the year ended December 31, 2003 compared to $5.1 million for the year ended December 31, 2002. The increase in research and development expenses is primarily attributable to the non-cash charge in the amount of $5.0 million recognized during the second quarter of 2003 in connection with the issuance of 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock to Pierre Fabre under the Restated Pierre Fabre Agreement, costs incurred during 2003 of approximately $3.3 million in connection with our Phase III clinical trials for milnacipran, including expenses for clinical research organization and trial consultants, and higher bonuses for research and development executives accrued in the fourth quarter of 2003 following commencement of the Phase III clinical trial of milnacipran. During the year ended December 31, 2002, we incurred costs of approximately $2.9 million related to the Phase II clinical trial for milnacipran compared to corresponding costs of $0.4 million during 2003, as all costs associated with the Phase II trial were substantially completed by the first quarter of 2003.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $201,000 and $85,000 related to research and development expenses for the years ended December 31, 2003 and 2002, respectively, and as discussed below in "Compensation Expense (Benefit)—Variable Stock Options," we recognized compensation expense for variable stock options of $646,000 and a compensation (benefit) for variable stock options of $(74,000) related to research and development expenses for the years ended December 31, 2003 and 2002, respectively.

General and Administrative

General and administrative expenses were $4.1 million for the year ended December 31, 2003 compared to $3.0 million for the year ended December 31, 2002. The increase in general and administrative expenses is primarily due to executive bonuses accrued in the fourth quarter of 2003 and increased legal, consulting and travel costs related to business development activities in 2003, including costs incurred in connection with our collaboration agreement with Forest Laboratories. During 2002, we incurred initial set-up costs related to the implementation of a database for our physician and patient registries focused on patients with FMS and physicians that treat patients with FMS that were not incurred during 2003.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $216,000 and $138,000 related to general and administrative expenses for the years ended December 31, 2003 and 2002, respectively, and as discussed below in "Compensation Expense (Benefit)—Variable Stock Options," we recognized compensation expense for variable stock options of $5.2 million and a compensation (benefit) for variable stock options of $(614,000) related to general and administrative expenses for the years ended December 31, 2003 and 2002, respectively.

Non-Cash Compensation Charges

Non-cash compensation charges for the year ended December 31, 2003 were $417,000, consisting of approximately $201,000 related to research and development expenses and $216,000 related to general and administrative expenses, compared to $222,000, consisting of approximately $85,000 related to research and development expenses and $138,000 related to general and administrative expenses, for the year ended December 31, 2002. The increase in non-cash compensation charges is primarily due to an increase in the Black-Scholes value for stock options granted to consultants due to the increase experienced in our stock price during 2003 and an increase in the number of consultant options that vested during 2003. These options are being expensed over their related vesting period.

Compensation Expense (Benefit)—Variable Stock Options

In connection with the option cancel and re-grant program implemented in June 2001, which resulted in variable accounting for the newly issued options under FIN 44, we recognized compensation expense of $5.9 million for the year ended December 31, 2003 compared to a compensation (benefit) of $(688,000) for the year ended December 31, 2002. During the year ended December 31, 2003, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during the period, we recognized compensation expense of $5.9 million, consisting of $646,000 related to research and development expenses and $5.2 million related to general and administrative expenses. In contrast, as our stock price decreased during the year ended December 31, 2002, we recognized a compensation (benefit) of $(688,000), consisting of $(74,000) related to research and development expenses and $(614,000) related to general and administrative expenses.

Interest Income

Interest income for the year ended December 31, 2003 was $122,000 compared to $200,000 for the year ended December 31, 2002. The decrease in interest income during 2003 is primarily due to a change in the composition of our cash and cash equivalents balance and lower rates offered for our cash investments. During the year ended December 31, 2003, a majority of our cash balance was invested in short-term investments classified as “available-for-sale” whereby unrealized gains or losses are recorded as a component of stockholders’ equity, compared to the corresponding period in 2002, during which our cash balance was invested in money market accounts.

Liquidity and Capital Resources

At December 31, 2004, we had cash, cash equivalents and short-term investments of $112.0 million compared to cash, cash equivalents and short-term investments of $23.5 million at December 31, 2003. Working capital at December 31, 2004 totaled $112.9 million compared to $22.0 million at December 31, 2003. We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.

Net cash provided by operating activities totaled $11.1 million for the year ended December 31, 2004 compared to net cash used in operating activities of $9.4 million for the year ended December 31, 2003. The primary source of cash from operations during 2004 was the upfront payment of $25.0 million received from Forest Laboratories, offset by cash used in operations of approximately $13.9 million. The primary use of cash during 2003 was to fund our operating activities during the period.

Net cash used in investing activities was $81.0 million for the year ended December 31, 2004 compared to $17.7 million for the year ended December 31, 2003. The increase in net cash used in investing activities during 2004 compared to 2003 was primarily a result of the increase in the level of activity related to the purchase of short-term investments, net of the proceeds from the sale of short-term investments.

Net cash provided by financing activities was $77.4 million for the year ended December 31, 2004 compared to $20.7 million for the year ended December 31, 2003. The increase in net cash provided by financing activities during 2004 compared 2003 was primarily the result of proceeds of approximately $74.2 million from the completion of our public offering of common stock during April 2004 and proceeds of approximately $3.0 million from the exercise of stock options and warrants during 2004, compared to net proceeds of approximately $9.5 million from the private placement of our common stock and warrants to purchase our common stock completed in April 2003 and proceeds of approximately $11.2 million from the exercise of stock options and warrants during 2003.

The following table summarizes our long-term contractual obligations at December 31, 2004:

	Total	Less than 1 year (2005)	1 – 3 years (2006 – 2008)	After 4 years (2009 +)
Capital leases, including interest payments	$41,210	$19,020	$22,190	$—
Operating leases	472,778	177,704	295,074	—
Purchase obligations(1)	541,240	432,770	108,470	—
Total	$1,055,228	$629,494	$425,734	$—

(1)          Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of December 31, 2004.

Other commercial commitments include certain potential milestone, sublicense and royalty payments to Pierre Fabre and Collegium discussed in the “Overview” section. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above. In light of the increased expense and risk associated with running two parallel trials, we are discussing an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only and are currently working towards formalizing an amendment to our agreement with Forest Laboratories. In connection with these discussions, we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA with a premium under certain additional circumstances.

Until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from revenue from our collaboration agreement. Our current expected primary cash needs on both a short term and long-term basis are for the identification, acquisition or license, and development of potential future products, development of current products, working capital and other general corporate purposes. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium, costs of in-licensing or acquiring additional compounds or companies, funding external research and funding clinical development for any product that we may in-license or acquire, we estimate that based on our current business plan, we will require approximately $12 million to fund our operations for the year 2005. One of our goals for 2005 is to identify and in-license a new product. In the event we acquire, license or develop any new products, the amount to fund our operations for 2005 would increase, possibly materially. We expect the current trend of net losses to continue for at least the next several years as we seek to acquire, license or develop additional products for the treatment of Functional Somatic Syndromes and other central nervous system disorders. Such losses may fluctuate, and the fluctuations may be substantial.

Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at December 31, 2004 are sufficient to fund operations for the next several years. We are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products and companies, and other alternatives that we believe may enhance stockholder value. In order to acquire or develop additional products, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:

•       the extent to which we acquire or invest in other products and businesses;

•       the costs of in-licensing drug candidates;

•       the ability of Forest Laboratories and us to reach milestones, and other events or developments under our collaboration agreement;

•       the costs and timing of development and regulatory approvals for milnacipran; and

•       the costs of commercialization of any future products.

Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future capital needs through public or private debt or equity offerings or collaboration and licensing arrangements, as well as interest income earned on cash balances. We do not currently have any commitments for future external funding. We may not be able to raise additional capital through such sources and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we may be required to delay, scale back or eliminate some or all of our development of future additional product candidates.

To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development expenses and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are some of the more critical accounting policies that affect the significant judgments and estimates used in the preparation of our financial statements (see also the notes to our financial statements).

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (as amended by SAB 104), revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Accordingly, the upfront payment of $25.0 million from Forest Laboratories is being recognized over a period of 8 years, which represents the estimated period of significant on-going services and performance, including the development period, under our agreement with Forest Laboratories. Amounts received for sponsored development activities, including funding received for certain of our employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. Amounts received for milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement. Any amounts received prior to satisfying revenue recognition criteria will be recorded as deferred revenue.

Research and Development Expenses

We expense research and development costs as they are incurred pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses. In connection with our agreement with Pierre Fabre, we have paid certain upfront and milestone payments and are also obligated to make additional payments based on meeting certain clinical and regulatory milestones. Such upfront and milestone payments are expensed as incurred pursuant to SFAS 2. We also issued Pierre Fabre 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock in the second quarter of 2003 in connection with the Restated Pierre Fabre Agreement. Pursuant to SFAS 2, the additional license consideration in the form of these equity instruments has been expensed as the ultimate commercialization of the related product is uncertain and the technology has no alternative uses.

Stock Based Compensation

We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, as amended by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we ordinarily recognize no compensation expense for stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of grant. The value of options or stock awards issued to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with selling Goods and Services, and is periodically re-measured as the options vest. For the years ended December 31, 2004 and 2003, we recorded compensation expense of $3.1 million (including $2.4 million related to stock options that vested upon the execution of the collaboration agreement with Forest Laboratories) and $351,000, respectively, related to options issued to consultants. Additionally, during the year ended December 31, 2004, we recorded compensation expense of $2.8 million in connection with the accounting treatment for stock options related to the resignation of certain board members during the first quarter of 2004 and compensation expense of $385,000 in connection with the issuance of warrants to purchase 50,000 shares of our common stock to an outside consultant as compensation for services provided.

In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation—An Interpretation of APB 25. Pursuant to FIN 44, the intrinsic value of the options to purchase common stock will be re-measured at the end of each period for the term of the option and amortized over the vesting period. During the year ended December 31, 2004, as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period, we recognized a compensation benefit of $699,000. During the year ended December 31, 2003, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during the period, we recognized compensation expense of $5.9 million. In the event our stock price is above $14.06 (closing price on December 31, 2004) on March 31, 2005, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $14.06). Pursuant to the option cancel and re-grant program, options with certain exercise prices held by certain of our employees, including executive officers, and directors were exchanged for options with an exercise price of $2.50, the fair market value of our common stock on June 27, 2001, the date the program was effected.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R”), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. This statement supercedes APB Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements for SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We currently utilize the Black-Scholes model to measure the fair value of stock options granted to employees. While SFAS 123R permits companies to continue to use such model, it also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options under the adoption for SFAS 123R. The new standard is effective for periods beginning after June 15, 2005 and we expect to adopt SFAS 123R on July 1,2005.

We currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of our common stock on the date of the grant. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in the notes to the financial statements.

ITEM 7A.             Quantitative and Qualitative Disclosure about Market Risk

We have invested our excess cash in United States government securities, certificates of deposit and money market funds with strong credit ratings. As a result, our interest income is most sensitive to changes in the general level of United States interest rates. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 8.                     Financial Statements

Refer to the Index on Page F-1 of the Financial Report included herein.

ITEM 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.             Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Cypress Bioscience, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that Cypress Bioscience, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cypress Bioscience, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cypress Bioscience, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cypress Bioscience, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Cypress Bioscience, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Cypress Bioscience, Inc. and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Diego, California
February 25, 2005

Item 9B.               Other Information

None.

PART III

ITEM 10.     Directors and Executive Officers

Information required by this item will be contained in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2004 (except that information pertaining to executive officers of the Registrant is contained in Part I of this report). Such information is incorporated herein by reference.

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

ITEM 11.     Executive Compensation

Information required by this item will be contained in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2004. Such information is incorporated herein by reference.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2004. Such information is incorporated herein by reference.

ITEM 13.     Certain Relationships and Related Transactions

Information required by this item will be contained in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2004. Such information is incorporated herein by reference.

ITEM 14.     Accounting Fees and Services

Information required by this item will be contained in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2004. Such information is incorporated herein by reference.

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules

(a)   Financial Statements

Our financial statements are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index on page F-1.

Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(b)   Exhibits

Exhibit
No.	Description	Incorporated by Reference to
3.1	Second Amended and Restated Certificate of Incorporation	Appendix C to Definitive Proxy Statement filed with the Securities and Exchange Commission on August 11, 2003
3.2	Second Amended and Restated By-Laws	Appendix D to Definitive Proxy Statement filed with the Securities and Exchange Commission on August 11, 2003
4.1	Form of Stock Certificate	Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225
10.1	1996 Equity Incentive Plan (the “1996 Plan”)(†)	Exhibit 99.2 to Form 10-Q for the quarter ended March 31, 1996 (File No. 0-12943)
10.2	Form of Incentive Stock Option Agreement under the 1996 Plan(†)	Exhibit 99.3 to Form 10-Q for the quarter ended March 31, 1996 (File No. 0-12943)
10.3	Form of Non-Statutory Stock Option Agreement under 1996 Equity Incentive Plan(†)	Exhibit 99.4 to Form 10-Q for the quarter ended March 31, 1996 (File No. 0-12943)
10.4	Incentive Stock Option and Appreciation Plan, as amended June 29, 1992(†)	Exhibit 99.4 to Form S-8 Registration Statement No. 333-06771
10.5	Form of Stock Option Agreement for issuances of all non-plan options(†)	Exhibit 99.8 to Form S-8 Registration Statement No. 333-06771
10.7

Sublease dated February 1, 1999 between the Registrant and Cardia Pacemakers, Inc. and related lease dated August 1991 between Michael R. Mastro and Redmond East Associates and Incontrol, Inc. and Amendments One through Ten

Exhibit 10.41 to Form 10-K for the year ended December 31, 1998
10.8	Amended and Restated License and Distribution Agreement dated January 19, 2001 among the Registrant, Fresenius HemoCare, Inc. and Fresenius HemoCare GmbH(*)	Exhibit 2.2 to Form 8-K filed on January 23, 2001
10.9	2000 Equity Incentive Plan(†)	Exhibit 10.25 to Form 10-K for the year ended December 31, 2000
10.10	Form of Stock Option Agreement for use with the 2000 Equity Incentive Plan(†)	Exhibit 10.26 to Form 10-K for the year ended December 31, 2000

10.11	Letter Amendment dated February 1, 2002 to the Amended and Restated License Agreement dated January 19, 2001 among the Registrant, Fresenius HemoCare, Inc. and Fresenius HemoCare GmbH	Exhibit 10.24 to Form 10-K for the year ended December 31, 2001
10.12	Reformulation and New Product Agreement dated August 22, 2002 between the Registrant and Collegium Pharmaceuticals, Inc.(*)	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002
10.13	Common Stock Issuance Agreement dated October 31, 2002 between the Registrant and Collegium Pharmaceuticals, Inc.(*)	Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002
10.14	Equity Investment Agreement dated June 6, 2003 between the Registrant and Pierre Fabre Medicament	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003
10.15	Warrant to purchase Common Stock of the Registrant issued to Pierre Fabre Medicament on June 6, 2003	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003
10.16	Amended and Restated Employment Agreement dated August 11, 2003 between the Registrant and Jay D. Kranzler, M.D., Ph.D(†)	Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003
10.17	Employment Agreement dated February 4, 2004 between the Registrant and Denise Woolard(†)	Exhibit 10.22 to the Form 10-K for the year ended December 31, 2003.
10.18	Third Restated License Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.23 to the Form 10-K for the year ended December 31, 2003.
10.19	First Restated Trademark Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.24 to the Form 10-K for the year ended December 31, 2003.
10.20	Purchase and Supply Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.25 to the Form 10-K for the year ended December 31, 2003.
10.21	License and Collaboration Agreement dated January 9, 2004 between the Registrant and Forest Laboratories(*)	Exhibit 10.26 to the Form 10-K for the year ended December 31, 2003.
10.22	Side Letter dated January 9, 2004 among the Registrant, Forest Laboratories and Pierre Fabre Medicament(*)	Exhibit 10.27 to the Form 10-K for the year ended December 31, 2003.
10.23	Letter Agreement dated January 9, 2004 among the Registrant, Forest Laboratories and Pierre Fabre Medicament(*)	Exhibit 10.28 to the Form 10-K for the year ended December 31, 2003.
10.24	2005 Bonus Plan
21.1	Subsidiaries of the registrant	The registrant has no subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney	Reference is made to page 47

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

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

CYPRESS BIOSCIENCE, INC.
Date: March 16, 2005	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board
Date: March 16, 2005	By:	/s/ SABRINA MARTUCCI JOHNSON
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

Signature	Title	Date
/s/ JAY D. KRANZLER	Chief Executive Officer and Chairman of the Board	March 16, 2005
Jay D. Kranzler, M.D., Ph.D.	(Principal Executive Officer)
/s/ SABRINA MARTUCCI JOHNSON	Chief Financial Officer and Vice President	March 16, 2005
Sabrina Martucci Johnson	(Principal Financial and Accounting Officer)
/s/ SAMUEL D. ANDERSON	Director	March 16, 2005
Samuel D. Anderson
/s/ JON W. MCGARITY	Director	March 16, 2005
Jon W. McGarity
/s/ JEAN-PIERRE MILLON	Director	March 16, 2005
Jean-Pierre Millon

/s/ PERRY B. MOLINOFF	Director	March 16, 2005
Perry B. Molinoff
/s/ DANIEL H. PETREE	Director	March 16, 2005
Daniel H. Petree
/s/ GARY D. TOLLEFSON	Director	March 16, 2005
Gary D. Tollefson
/s/ JACK H. VAUGHN	Director	March 16, 2005
Jack H. Vaughn

CYPRESS BIOSCIENCE, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cypress Bioscience, Inc.

We have audited the accompanying balance sheets of Cypress Bioscience, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Bioscience, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cypress Bioscience’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 25, 2005

CYPRESS BIOSCIENCE, INC.
BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$8,303,388	$859,820
Short-term investments	103,720,610	22,664,826
Receivable from Forest Laboratories	5,656,964	—
Prepaid expenses and other current assets	601,721	149,538
Total current assets	118,282,683	23,674,184
Property and equipment, net	75,379	101,035
Other assets	31,462	31,462
Total assets	$118,389,524	$23,806,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$712,843	$415,166
Accrued compensation	308,855	891,714
Accrued liabilities	461,582	302,956
Payable to Forest Laboratories	800,000	—
Current portion of long-term obligations	16,022	14,474
Current portion of deferred revenue	3,125,000	—
Total current liabilities	5,424,302	1,624,310
Deferred rent	20,565	16,379
Long-term obligations, net of current portion	20,848	36,870
Deferred revenue, net of current portion	18,750,000	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 30,363,994 and 22,184,952 shares issued and outstanding at December 31, 2004 and 2003, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	30,364	22,185
Additional paid-in capital	231,474,500	148,509,080
Shareholder receivable	—	(189,973)
Accumulated other comprehensive income	161,327	65,206
Accumulated deficit	(137,492,382)	(126,277,376)
Total stockholders’ equity	94,173,809	22,129,122
	$118,389,524	$23,806,681

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Revenues:
Revenues under collaborative agreement	$14,414,619	$—	$—
Revenue from Fresenius agreement	—	—	6,400,000
	14,414,619	—	6,400,000
Costs and expenses:
Research and development	15,201,192	11,443,693	5,094,079
General and administrative	5,732,641	4,120,156	2,985,862
Non-cash compensation charges(A)	6,479,308	416,659	222,377
Compensation expense (benefit)—variable stock options(B)	(699,033)	5,879,277	(688,376)
	26,714,108	21,859,785	7,613,942
Other income (expense):
Interest income	1,092,404	121,679	199,678
Interest expense	(5,826)	(9,097)	(33,529)
Gain (loss) on disposal of assets	(2,095)	4,931	(1,090)
	1,084,483	117,513	165,059
Net loss	$(11,215,006)	$(21,742,272)	$(1,048,883)
Net loss per share—basic and diluted	$(0.40)	$(1.21)	$(0.09)
Shares used in computing net loss per share—basic and diluted	27,764,975	17,924,353	11,572,101
(A) Non-cash compensation charges include the following related expenses:
Research and development	$449,136	$200,801	$84,774
General and administrative	6,030,172	215,858	137,603
	$6,479,308	$416,659	$222,377
(B) Compensation expense (benefit)—variable stock options includes the following related expenses:
Research and development	$(179,928)	$646,302	$(74,432)
General and administrative	(519,105)	5,232,975	(613,944)
	$(699,033)	$5,879,277	$(688,376)

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Accumulated
					Other
	Common Stock		Additional	Shareholder	Comprehensive	Accumulated
	Shares	Par Value	Paid-in Capital	Receivable	Income	Deficit	Total
Balance at December 31, 2001	6,349,221	$126,984	$101,580,267	$(189,973)	$—	$(103,486,221)	$(1,968,943)
Issuance of stock and warrants in private placement, net of placement fees	6,871,467	137,429	15,194,973	—	—	—	15,332,402
Compensation related to stock options issued to consultants for services	—	—	143,363	—	—	—	143,363
Issuance of stock to match 401(k) contributions	39,040	781	78,233	—	—	—	79,014
Stock compensation (benefit) on variable employee stock options	—	—	(688,376)	—	—	—	(688,376)
Repurchase and retirement of common stock	(62,502)	(1,250)	(70,377)	—	—	—	(71,627)
Comprehensive loss:
Net loss	—	—	—	—	—	(1,048,883)	(1,048,883)
Unrealized gain on short-term investments	—	—	—	—	8,187	—	8,187
Comprehensive loss	—	—	—	—	—	—	(1,040,696)
Balance at December 31, 2002	13,197,226	263,944	116,238,083	(189,973)	8,187	(104,535,104)	11,785,137
Issuance of stock and warrants in private placement, net of placement fees	4,029,342	80,587	9,427,716	—	—	—	9,508,303
Issuance of stock and warrants in connection with restated license agreement	1,000,000	20,000	5,001,000	—	—	—	5,021,000
Issuance of stock upon options exercised	148,708	2,670	301,235	—	—	—	303,905
Issuance of stock upon warrants exercised	3,800,045	30,714	10,869,380	—	—	—	10,900,094
Compensation related to stock options issued to consultants for services	—	—	351,159	—	—	—	351,159
Issuance of stock to match 401(k) contributions	9,631	148	65,352	—	—	—	65,500
Stock compensation on variable employee stock options	—	—	5,879,277	—	—	—	5,879,277
Change in par value from $0.02 to $0.001	—	(375,878)	375,878	—			—
Comprehensive loss:
Net loss	—	—	—	—	—	(21,742,272)	(21,742,272)
Unrealized gain on short-term investments	—	—	—	—	57,019	—	57,019
Comprehensive loss	—	—	—	—	—	—	(21,685,253)
Balance at December 31, 2003	22,184,952	22,185	148,509,080	(189,973)	65,206	(126,277,376)	22,129,122
Issuance of stock in secondary offering, net of placement fees	6,900,000	6,900	74,211,997	—	—	—	74,218,897
Issuance of stock upon options exercised	885,135	885	1,780,285	—	—	—	1,781,170
Issuance of stock upon warrants exercised	384,939	385	1,192,872	—	—	—	1,193,257
Compensation related to stock options and warrants issued to consultants for services	—	—	6,355,545	—	—	—	6,355,545
Issuance of stock to match 401(k) contributions	8,968	9	123,754	—	—	—	123,763
Stock compensation (benefit) on variable employee stock options	—	—	(699,033)	—	—	—	(699,033)
Payment of shareholder receivable	—	—	—	189,973	—	—	189,973
Comprehensive loss:
Net loss	—	—	—	—	—	(11,215,006)	(11,215,006)
Unrealized gain on short-term investments	—	—	—	—	96,121	—	96,121
Comprehensive loss	—	—	—	—	—	—	(11,118,885)
Balance at December 31, 2004	30,363,994	$30,364	$231,474,500	$—	$161,327	$(137,492,382)	$94,173,809

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Operating Activities
Net loss	$(11,215,006)	$(21,742,272)	$(1,048,883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	45,653	56,793	87,848
Stock and warrants issue in connection with restated license agreement	—	5,021,000	—
Stock compensation on variable employee options	(699,033)	5,879,277	(688,376)
Stock and options issued for services	6,479,308	416,659	151,375
(Gain) loss on disposal of property and equipment	2,095	(4,931)	3,352
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(452,183)	(42,630)	(45,664)
Receivable from Forest Laboratories	(5,656,964)	—	—
Other assets	—	4,694	(18,587)
Accounts payable and other accrued liabilities	(126,556)	987,510	(1,076,095)
Payable to Forest Laboratories	800,000	—	—
Deferred rent	4,186	10,768	5,611
Deferred revenue	21,875,000	—	(6,400,000)
Net cash provided by (used in) operating activities	11,056,500	(9,413,132)	(9,029,419)
Investing Activities
Purchases of short-term investments	(540,338,663)	(44,633,827)	(4,965,793)
Proceeds from sale of short-term investments	459,379,000	27,000,000	—
Purchase of property and equipment	(22,092)	(33,325)	(7,300)
Proceeds from sale of property and equipment	—	5,500	—
Release of restricted cash	—	—	605,240
Net cash used in investing activities	(80,981,755)	(17,661,652)	(4,367,853)
Financing Activities
Proceeds from exercise of stock options and warrants	2,974,427	11,203,999	—
Proceeds from secondary offering of common stock, net	74,218,897	—	—
Proceeds from private placement of common stock and warrants, net	—	9,508,303	15,332,402
Proceeds from payment of shareholder receivable	189,973	—	—
Payments on capital lease obligation	(14,474)	(13,101)	(10,555)
Payments on notes payable	—	—	(555,630)
Cash used to repurchase common stock	—	—	(625)
Net cash provided by financing activities	77,368,823	20,699,201	14,765,592
Increase (decrease) in cash and cash equivalents	7,443,568	(6,375,583)	1,368,320
Cash and cash equivalents at beginning of the year	859,820	7,235,403	5,867,083
Cash and cash equivalents at end of the year	$8,303,388	$859,820	$7,235,403
Supplemental disclosure of cash flow information
Interest paid	$5,826	$9,097	$26,537
Equipment acquired under capital leases	$—	$—	$75,000

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS

1.   THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Cypress Bioscience, Inc. (the “Company”) is committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other central nervous system disorders. The Company in-licensed its first clinical candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre. The Company completed its Phase II trial to evaluate milnacipran in the potential treatment of FMS in the fall of 2002, and the final results were announced in the first quarter of 2003. The Company initiated its first Phase III clinical trial evaluating the use of milnacipran as a potential treatment for FMS in the fourth quarter of 2003. In January 2004, the Company entered into an agreement with Forest Laboratories, Inc. (“Forest Laboratories”) for the development and marketing of milnacipran (Note 5). In October 2004, the Company and Forest Laboratories initiated the second Phase III clinical trial evaluating milnacipran for the treatment of FMS.

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

Short-Term Investments

The Company’s short-term investments consist of securities of the U.S. government or its agencies and certificates of deposit with maturities ranging from one to twelve months. The Company has classified its short-term investments as “available-for-sale” and carries them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss. Realized gains and losses are calculated on the specific identification method and recorded as interest income. Realized gains on the sale of available for sale securities during the years ended December 31,

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

1.   THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

2004 and 2003 were $615,872 and $79,837, respectively. There were no realized gains or losses during the year ended December 31, 2002.

At December 31, 2004 and 2003, short-term investments consisted of the following:

		December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency debt	$95,058,608	$175,347	$—	$95,233,955
Certificates of deposit	8,500,675	—	(14,020)	8,486,655
	$103,559,283	$175,347	$(14,020)	$103,720,610

		December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency debt	$19,899,324	$68,525	$—	$19,967,849
Certificates of deposit	2,700,296	—	(3,319)	2,696,977
	$22,599,620	$68,525	$(3,319)	$22,664,826

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company has established guidelines to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that maintain safety and liquidity.

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

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

1.   THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses, receivables, accounts payable, accrued compensation and accrued liabilities, approximate fair value due to the nature of their short-term maturities. The Company believes the carrying amount of its capital lease obligations approximates fair value because the interest rate on these instruments are at market rates.

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (as amended by SAB 104), revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for sponsored development activities, including funding received for certain of the Company’s employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. Amounts received for milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement. Any amounts received prior to satisfying revenue recognition criteria will be recorded as deferred revenue.

Revenue from the Fresenius agreement (Note 6) for the year ended December 31, 2002 related to an $8.0 million upfront payment that the Company received in January 2001, which was originally recognized ratably over 5 years. The agreement with Fresenius was restructured in February 2002, whereby the Company and Fresenius agreed that the $8.0 million payment would cover all sales of the PROSORBA column in the seven-year period commencing January 2001 and that it was non-refundable. As of a result of this modification and the fact that the Company had no further performance obligations, the Company recognized the remaining deferred revenue, which amounted to $6.4 million at December 31, 2001, as revenue in the first quarter of 2002.

Research and Development

Research and development expenses are expensed as incurred and consist primarily of salaries and related personnel expenses for the Company’s research and development personnel, fees paid to external service providers, patient enrollment costs, fees and milestone payments under the Company’s license and development agreements and costs for facilities, supplies, materials and equipment. All such costs are charged to research and development expenses as incurred. Such costs also include research and development expenses incurred in connection with the first Phase III clinical trial for milnacipran which are reimbursed by Forest Laboratories pursuant to the collaboration agreement, as well as expenses incurred in connection with the second Phase III trial for milnacipran which commenced in October 2004. The Company is discussing with Forest Laboratories an arrangement whereby the costs of the second Phase III trial will be reimbursed in the future at a premium under certain circumstances.

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

1.   THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company measures compensation costs related to stock option plans using the intrinsic value method and provides pro forma disclosures of net loss per common share as if the fair value based method had been applied in measuring compensation costs. Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair value of the underlying stock at the date of grant.

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

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts presented below:

	2004	2003	2002
Net loss, as reported	$(11,215,006)	$(21,742,272)	$(1,048,883)
Add: Stock-based employee compensation expense (benefit) included in reported net loss	(699,033)	5,879,277	(688,376)
Deduct: Total stock-based employee compensation determined under fair value based methods	(2,725,218)	(1,421,697)	(1,741,740)
Pro forma net loss	$(14,639,257)	$(17,284,692)	$(3,478,999)
Net loss per share—basic and diluted, as reported	$(0.40)	$(1.21)	$(0.09)
Pro forma net loss per share—basic and diluted	$(0.53)	$(0.96)	$(0.30)

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2004, 2003 and 2002: no dividend yield; a risk-free interest rate of 2.6%, 2.9% and 4%, respectively; an expected term of 4.0 years for all years presented; and an expected volatility of 112.0%, 116.6% and 115.8%, respectively. The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $9.45, $2.68 and $2.52, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings (loss) per share by application of the treasury stock method. The Company has excluded all

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

1.   THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

outstanding stock options and warrants from the calculation of diluted loss per share for the years ended December 31, 2004, 2003 and 2002 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share for the years ended December 31, 2004, 2003 and 2002 was 3,444,888, 2,718,175 and 120,106, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is calculated in accordance with SFAS No. 130, Comprehensive Income. SFAS No. 130 requires the disclosure of all components of comprehensive income (loss), including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s other comprehensive income (loss) consisted of gains and losses on short-term investments and is reported in the statements of stockholders’ equity.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. This statement supercedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements for SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company currently utilizes the Black-Scholes model to measure the fair value of stock options granted to employees. While SFAS 123R permits companies to continue to use such model, it also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options under the adoption for SFAS 123R. The new standard is effective for periods beginning after June 15, 2005 and the Company expects to adopt SFAS 123R on July 1, 2005.

The Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share above.

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

2.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Property and Equipment

Property and equipment are comprised of the following as of December 31:

	2004	2003
Laboratory and production equipment	$121,321	$121,321
Office equipment	534,776	515,378
Leasehold improvements	20,261	20,261
	676,358	656,960
Accumulated depreciation and amortization	(600,979)	(555,925)
	$75,379	$101,035

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $45,653, $56,793 and $80,856, respectively, including assets under capital leases. The cost for assets acquired under capital leases totaled $75,000 at December 31, 2004 and 2003 with accumulation amortization of $41,250 and $26,250 at December 31, 2004 and 2003, respectively.

Accrued Liabilities

Accrued liabilities are comprised of the following as of December 31:

	2004	2003
Accrued clinical trial costs	$232,962	$28,227
Professional services	170,152	238,653
Other	58,468	36,076
	$461,582	$302,956

3.   STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue up to 60,000,000 shares of common stock and 15,000,000 shares of preferred stock.

Public Offering of Shares of Common Stock

On April 7, 2004, the Company completed a public offering of 6,900,000 shares of common stock, including the underwriters’ purchase of an additional 900,000 shares to cover over-allotments, at $11.50 per share resulting in proceeds of approximately $74.2 million, net of placement costs.

Shelf Registration

On October 31, 2003, the Company filed a Form S-3 with the Securities and Exchange Commission (“SEC”) to issue and sell up to a total dollar amount of $60 million of the Company’s common stock to the public in a registered offering or offerings. The Form S-3 was subsequently amended on January 13, 2004 to increase the total dollar amount of the offering or offerings to $100 million of the Company’s common

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

3.   STOCKHOLDERS’ EQUITY (Continued)

stock, comprised of up to $88 million that the Company may sell and up to $12 million that selling stockholders may sell, and was declared effective by the SEC on January 16, 2004. During April 2004, the Company issued $79.4 million of common stock pursuant to this shelf registration.

Warrants

On May 21, 2004, the Company issued an outside consultant warrants to purchase 50,000 shares of common stock as compensation for services provided. These warrants, which have an exercise price of $13.23 per share and expire in May 2007, were valued at $385,000 using the Black-Scholes valuation model and recorded as a non-cash compensation charge during the second quarter of 2004.

Private Placement of Common Stock and Warrants to Purchase Common Stock

During April 2003, the Company completed a private placement of 4,029,342 shares of common stock and warrants to purchase 1,007,333 shares of common stock for proceeds of approximately $9.5 million, net of placement costs and fees of approximately $0.8 million. The purchase price of each security, which is the combination of one share of common stock and a warrant to purchase 25% of one share of the Company’s common stock, was priced at the market value of $2.56. Each warrant has an exercise price equal to $3.84 and expires in April 2008. In addition, in connection with the private placement, the Company issued warrants to purchase 380,908 shares of common stock to various placement agents. These warrants have an exercise price of $2.82 and expire in April 2008. One of the placement agents in the financing, who received warrants to purchase 283,301 shares of common stock and cash commission of $508,000, is affiliated with a stockholder of the Company.

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

Call for Redemption of Outstanding Warrants

During October 2003, the Company called for redemption of the outstanding warrants to purchase common stock of the Company issued in connection with the Company’s private placement in March 2002. As of October 1, 2003, there were warrants to purchase 2,167,962 shares of common stock outstanding at an exercise price of $3.09 out of 3,435,726 warrants originally issued. Pursuant to the terms of the warrant agreements, the Company had the right to call for redemption of the warrants if the closing price of the Company’s common stock exceeded 200% of the warrant purchase price for 20 consecutive trading days, or $6.18, which occurred on September 26, 2003. All outstanding warrants from the private placement in March 2002 were exercised prior to the redemption date of October 20, 2003 resulting in gross proceeds to the Company of $6.7 million.

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

4.   BENEFIT PLANS

401(k) Plan

The Company has a savings plan under Section 401(k) of the Internal Revenue Code under which all employees over the age of twenty-one are eligible to participate on the first entry date (January 1, April 1, July 1 and October 1) following their hire date. The plan allows for a matching contribution in the Company’s common stock (valued as of the contribution date) equal to 100% of the amount of the salary contributed for the preceding six- month period. Employees vest in the matching contribution made on the last day of June of the plan year provided they are employed on the last day of December of the plan year and vest in the matching contribution made on the last day of December of the plan year provided that they are employed on the last day of June of the following plan year. After five years of vesting service, the matching contribution is 100% vested immediately. During the years ended December 31, 2004, 2003 and 2002, the charge to operations for the matching contribution was $123,763, $65,500 and $79,014, respectively.

Stock Options

2000 EQUITY INCENTIVE PLAN  In May 2000, the Company adopted the 2000 Equity Incentive Plan (the “2000 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company’s common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. The exercise price of all incentive stock options granted under the 2000 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options granted under the 2000 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date of grant. Options granted under the 2000 Plan have a term of up to ten years and generally vest over four years. In February 2001, the shareholders of the Company approved a provision to amend the 2000 Plan, whereby the total number of shares reserved for issuance under the 2000 Plan and the 1996 Equity Incentive Plan, in the aggregate, may be increased quarterly such that the number equals 21.1% of the number of shares of the Company’s common stock issued and outstanding as of the end of that day. Additionally, in September 2003, the shareholders of the Company approved an amendment to the 2000 Plan to increase the number of shares of common stock available for issuance as incentive stock options from 875,000 shares to 5,600,000 shares. This amendment does not alter the total number of shares available for issuance under the 2000 Plan; it only increases the total number of shares that may be issued under the 2000 Plan as incentive stock options. As of December 31, 2004, 3,538,907 shares of the Company’s common stock are available for future grant under the 2000 Plan.

1996 EQUITY INCENTIVE PLAN  In January 1996, the Company adopted the 1996 Equity Incentive Plan (the “1996 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company’s common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. The exercise price of all incentive stock options granted under the 1996 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options granted under the 1996 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date of grant. Options granted under the 1996 Plan have a term of up to ten years and vest as determined by the Board but in no event less than twenty percent per year. As of December 31, 2004, 16,873 shares of the Company’s common stock are available for future grant under the 1996 Plan.

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

4.   BENEFIT PLANS (Continued)

STOCK OPTION CANCEL AND RE-GRANT PROGRAM  In June 2001, the Company implemented an option cancel and re-grant program. Pursuant to the program, the exercise price of certain options held by certain of the Company’s executive officers and directors were exchanged for options with an exercise price of $2.50, the fair market value of the Company’s common stock on June 27, 2001, the date the option cancel and re-grant program was effected. As a condition to participating in the option cancel and re-grant program, optionees who elected to surrender their old options for the replacement options had to exercise at least twenty percent of the replacement options on June 27, 2001. In addition, the replacement options expire no later than the earlier of the expiration date of the original option grant or June 27, 2006. The Company’s chief executive officer exercised his options to purchase 101,319 shares of common stock pursuant to a promissory note that was issued by the Company and was secured by his stock. The outstanding principal amount of the promissory note was due on June 27, 2006, with interest payable annually. The principal amount of the loan was $189,973 and the interest rate was variable, adjusted monthly and was two points above the federal funds rate. In January 2004, the principal amount of the loan and related interest was paid in full.

As a result of the program, the Company granted options to purchase 618,738 shares of its common stock. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25, the shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period. During the years ended December 31, 2004 and 2002, the Company recorded a compensation benefit of $699,033 and $688,376, respectively, as the intrinsic value of the common stock underlying the options declined due to a decline in the Company’s stock price. In contrast, the Company recorded stock compensation expense of $5,879,277 for the year ended December 31, 2003 to reflect in an increase in the intrinsic value of the common stock underlying the options due to an increase in the Company’s stock price during this period.

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

4.   BENEFIT PLANS (Continued)

The following table summarizes the activity of the Company’s stock options and warrants for the periods presented:

	NUMBER OF WARRANTS/OPTIONS
		2000	1996
		Equity Incentive	Equity Incentive	Non-Qualified	Other
	Warrants	Plan Options	Plan Options	Stock Options	Options
Balance December 31, 2001	82,640	328,300	733,840	10,000	3,125
Granted	4,325,301	813,891	36,000	—	—
Exercised	—	—	—	—	—
Canceled	—	(179,842)	(4,125)	—	—
Expired	(49,059)	(40,135)	—	—	—
Balance December 31, 2002	4,358,882	922,214	765,715	10,000	3,125
Granted	1,688,241	1,783,345	19,397	—	—
Exercised	(4,008,811)	(136,553)	(12,155)	—	—
Canceled	(12,500)	(12,500)	(16,873)	—	—
Expired	—	—	(10,205)	(10,000)	—
Balance December 31, 2003	2,025,812	2,556,506	745,879	—	3,125
Granted	50,000	459,863	—	—	—
Exercised	(403,681)	(536,502)	(374,723)	—	—
Canceled	—	—	—	—	—
Expired	(21,081)	—	—	—	(3,125)
Balance December 31, 2004	1,651,050	2,479,867	371,156	—	—

The following table summarizes information regarding stock options outstanding at December 31, 2004:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 0.00 - $2.00	23,082	6.6	$1.30	16,823	$1.32
$ 2.01 - $2.50	291,238	1.3	$2.50	291,238	$2.50
$ 2.51 - $3.00	773,899	8.1	$2.52	426,952	$2.52
$ 3.01 - $3.50	522,761	7.3	$3.24	327,163	$3.24
$ 3.51 - $5.00	639,986	8.4	$4.41	261,773	$4.34
$ 5.01 - $11.00	168,174	8.9	$7.30	46,921	$6.70
$11.01 - $15.00	322,996	9.1	$12.33	126,302	$12.34
$15.01 - $20.00	108,575	9.0	$15.03	78,134	$15.04
$20.01 - $25.00	312	3.5	$22.25	312	$22.25
	2,851,023	7.5	$4.93	1,575,618	$4.49

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

4.   BENEFIT PLANS (Continued)

The weighted average exercise prices for stock option activity are as follows:

	Number of Stock Options Under All Plans	Weighted Average Exercise Prices
Balance December 31, 2001	1,075,265	$2.86
Granted	849,891	$3.24
Exercised	—	$—
Cancelled	(183,967)	$2.96
Expired	(40,135)	$3.36
Balance December 31, 2002	1,701,054	$3.03
Granted	1,802,742	$3.48
Exercised	(148,708)	$2.04
Cancelled	(29,373)	$9.06
Expired	(20,205)	$16.50
Balance December 31, 2003	3,305,510	$3.18
Granted	459,863	$12.61
Exercised	(911,225)	$2.40
Cancelled	—	$—
Expired	(3,125)	$18.00
Balance December 31, 2004	2,851,023	$4.93

5.   SIGNIFICANT LICENSING AND COLLABORATION AGREEMENTS

License and Collaboration Agreement with Forest Laboratories

In January 2004, the Company entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under the agreement with Forest Laboratories, the Company sublicensed its exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has an option to acquire an exclusive license from the Company in the United States, and potentially Canada, to any compounds developed under the Company’s agreement with Collegium Pharmaceutical, Inc. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of the Company’s employees. However, in light of the increased expense and risk associated with running two parallel trials, the Company is discussing an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only and are currently working towards formalizing an amendment to the agreement with Forest Laboratories. In connection with these discussions, the amount of funding that the Company receives from Forest Laboratories for certain of its employees has been eliminated as of the fourth quarter in 2004, and the Company will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing the Company under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the New Drug Application (NDA) submission to the FDA and with a premium under certain additional circumstances. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, and the Company will have the option to co-promote using its own sales force up to 25% of the total physician

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

5.   SIGNIFICANT LICENSING AND COLLABORATION AGREEMENTS (Continued)

details and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls.

Under the agreement with Forest Laboratories, the Company received an upfront, non-refundable payment of $25.0 million, of which $1.25 million, classified as research and development expenses, was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to the Company under the agreement could total approximately $205.0 million related to the development of milnacipran for the treatment of FMS, a large portion of which will depend upon achieving certain sales of milnacipran and an additional $45.0 million in the event that the Company and Forest Laboratories develop other indications for milnacipran. In addition, the Company has the potential to receive royalty payments based on sales of licensed product under this agreement. Forest Laboratories also assumed the future royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement or (iii) the last commercial sale of a generic product, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if such breach has not been cured within the required time period following such written notice. Forest Laboratories may also terminate the agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of a new drug application or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.

For the year ended December 31, 2004, the Company recognized revenue of $14.4 million under its collaboration agreement with Forest Laboratories, consisting of the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, funding received from Forest Laboratories for certain of the Company’s employees devoted to the development of milnacipran and sponsored development reimbursements.

Licensing Agreement with Pierre Fabre

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

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

5.   SIGNIFICANT LICENSING AND COLLABORATION AGREEMENTS (Continued)

classified as research and development expense based on the fair value of the stock and warrants issued to Pierre Fabre.

In January 2004, in connection with the Company’s transaction with Forest Laboratories, the Company’s license agreement and trademark agreement with Pierre Fabre were further amended. The third amended and restated license agreement with Pierre Fabre provides the Company with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. Simultaneous to the third amended and restated license agreement, the Company also entered into a purchase and supply agreement with Pierre Fabre for the active pharmaceutical ingredient in milnacipran. If any product is commercialized, Pierre Fabre will have the exclusive right to manufacture the active ingredients used in the commercial product for a specified time period (subject to compliance with certain provisions in the agreement), and Pierre Fabre will be paid a transfer price for each product manufactured and royalties based on net sales, both obligations which have been assumed by Forest Laboratories. Additionally, the Company is obligated to pay Pierre Fabre a 5% sublicense fee on upfront and milestone payments received from Forest Laboratories. Once a total of $7.5 million has been paid to Pierre Fabre, such additional sublicense payments due to Pierre Fabre shall be credited against any royalties or milestones owed by the Company to Pierre Fabre, which shall be carried forward to any subsequent years as applicable. Pierre Fabre also retains the right to sell products in indications developed by the Company outside the United States and Canada and will pay the Company a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by the Company. The agreement is effective until the later of the expiration of the last-to-expire of certain patents held by Pierre Fabre relating to the development of milnacipran or ten years after the first commercial sale of a licensed product, unless terminated earlier. Each party has the right to terminate the agreement upon 90 days’ prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if the breach is not cured within 90 days following the written notice. Additionally, Pierre Fabre has the right to terminate the agreement upon 90 days’ prior notice to the Company if the Company takes certain actions.

Reformulation and New Product Agreement

In August 2002, the Company entered into a Reformulation and New Product Agreement (“Agreement”) with Collegium Pharmaceutical, Inc., or Collegium, pursuant to which Collegium is attempting to develop new formulations of milnacipran and new products that are analogs of milnacipran. In January 2004, the Company exercised its option to acquire an exclusive license to technology developed under this agreement. In the event the Company commercializes any of the reformulations or new products developed under the agreement with Collegium, the Company will be obligated to pay Collegium milestone payments, which amount to $5.4 million in the aggregate, as well as potential royalty payments based on the net sales of reformulated or new products. Additionally, in October 2002, the Company entered into a Common Stock Issuance Agreement with Collegium, pursuant to which Collegium may elect to be issued shares of the Company’s common stock, subject to certain conditions, in lieu of cash, for milestone payments. The Company has authorized the issuance of up to 1,800,000 shares of common stock as milestone payments. The agreement with Collegium is effective until the expiration of the last-to-expire of the issued patents, if any, unless terminated earlier. Each party has the right to terminate the agreement upon 60 days’ prior written notice of the bankruptcy or dissolution of the other party or a breach of any

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

5.   SIGNIFICANT LICENSING AND COLLABORATION AGREEMENTS (Continued)

material provision of the agreement if the breach has not been cured within the 60-day period following the written notice.

6.   FRESENIUS AGREEMENT

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

On January 19, 2001, the Company restructured its agreement with Fresenius, referred to as the First Restructured Agreement. Pursuant to the terms of the First Restructured Agreement, Fresenius assumed all of the sales, marketing and clinical efforts associated with the PROSORBA column worldwide. The Company received an upfront payment of $8.0 million, a portion of which reflected prepaid royalties on the sales of 10,000 PROSORBA columns in any year during the initial five years of the agreement. The First Restructured Agreement eliminated certain profit sharing and expense sharing provisions, and the Company was entitled to receive additional royalties for any sales in excess of the 10,000 PROSORBA columns. Pursuant to the First Restructured Agreement, the Company also transferred to Fresenius certain assets associated with the PROSORBA column, including the Food and Drug Administration Pre-Market Approval. In addition, Fresenius assumed the liability under a lease for a facility in Redmond, Washington and obligations under contracts relating to the PROSORBA column, including royalty obligations under assigned patent licenses. The Company also assigned a distribution agreement for the territory of Canada to Fresenius, but retained ownership of the patents and trademarks for the PROSORBA column.

In light of lower sales than the Company and Fresenius anticipated, the Company and Fresenius determined to implement a different set of economic terms. As a result, the agreement was further restructured on February 1, 2002, referred to as the Second Restructured Agreement. Under the Second Restructured Agreement, the Company agreed that the $8.0 million upfront fee would cover all sales of the PROSORBA column in the initial seven-year period commencing January 2001 and that it was non-refundable under any circumstances. The Company is not entitled to any additional royalty payments during the initial seven-year period of the agreement. In addition, whereas under the First Restructured Agreement, the Company was entitled to certain royalty payments on sales of the PROSORBA column after January 2006, pursuant to the terms of the Second Restructured Agreement, a contingent payment is due to us in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units. Such payment, if any, will be due on January 30, 2008 and is non-refundable. Prior to these modifications, the Company had accounted for the initial $8.0 million payment as deferred revenue, and had amortized this amount on a straight-line basis over five years, at the rate of $400,000 per quarter. As a result of these modifications, the Company

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

6.   FRESENIUS AGREEMENT (Continued)

recognized the remaining deferred revenue, which amounted to $6.4 million at December 31, 2001, as revenue in the first quarter of 2002.

7.   INCOME TAXES

Significant components of the Company’s net deferred income tax assets as of December 31, 2004 and 2003 are shown below. A valuation allowance has been established to offset the net deferred tax asset as of December 31, 2004 and 2003, respectively, as the realization of such assets is uncertain.

	2004	2003
Net operating loss carryforwards	$31,965,000	$34,127,000
Capitalized research and development	5,925,000	1,083,000
Capitalized intangibles	3,165,000	1,035,000
Tax credits	2,301,000	2,304,000
Other	195,000	48,000
	43,551,000	38,597,000
Valuation allowance	(43,551,000)	(38,597,000)
	$—	$—

As of December 31, 2004, the Company has accumulated federal and California net operating loss carryforwards of approximately $87,100,000 and $26,000,000, respectively. Approximately $1,200,000 of the federal net operating loss expired in 2004. The federal tax loss carryforwards will continue to expire in 2005. The California tax loss carryforwards will begin to expire in 2006. Additionally, the Company has federal and California research and development tax credit carryforwards of approximately $1,927,000 and $549,000, respectively, which will begin expiring in 2006 unless previously utilized.

The Company has determined that “ownership changes” within the meaning of Internal Revenue Code Section 382 have occurred in prior years. However, the Company has determined based on an analysis completed in 2004 that those limitations on the future utilization of net operating loss carryforwards will not have a material impact on such utilization. Future financings may cause additional changes in ownership and cause further limitation on the use of net operating loss carryforwards.

8.   RELATED PARTY TRANSACTIONS

In conjunction with the signing of the collaboration agreement with Forest Laboratories, options to purchase 200,000 shares of common stock at $2.51 per share became fully vested. Such options were previously granted to outside consultants and two former board members for services provided in connection with corporate partner negotiations and were to become fully vested upon the execution of a significant strategic collaboration within two years of the date of grant. The Company recorded a non-cash compensation charge of $2.4 million, determined using the Black-Scholes valuation model, in the first quarter of 2004 in connection with this transaction.

During March 2004, the Company entered into consulting agreements with certain board members in connection with their resignation from the Company’s board of directors to roles as consultants. Pursuant to such consulting agreements, the Company is committed to pay each consultant a fee of $50,000 per year for services provided over a two-year term. Additionally, each consultant will vest in all unvested shares

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

8.   RELATED PARTY TRANSACTIONS (Continued)

under outstanding option grants in equal monthly installments over a period of two years from the effective date of the agreements. In connection with the consulting agreements, the Company recorded a non-cash compensation charge of $2.8 million during the first quarter of 2004 related to the accounting for the stock options previously granted to such former board members.

9.   COMMITMENTS AND CONTINGENCIES

The Company currently occupies approximately 5,200 square feet of leased office space in San Diego, California. The San Diego facility houses the Company’s executive and administrative offices. The lease for this facility expires in July 2007.

Future annual minimum lease payments due under noncancelable capital and operating leases consists of the following at December 31, 2004:

Years Ending December 31,	Capital Leases	Operating Leases
2005	$19,020	$177,704
2006	19,020	184,804
2007	3,170	110,270
Total minimum lease payments	41,210	$472,778
Amount representing interest	4,340
Obligation under capital leases	36,870
Less current portion	16,022
Long-term capital lease obligation	$20,848

Total rent expense was approximately $191,000, $171,000 and $189,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

10.   QUARTERLY INFORMATION (UNAUDITED)

The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information.

	2004
	First Quarter(1)(2)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
Revenues	$3,392,618	$3,465,823	$4,259,010	$3,297,168
Total costs and expenses	$10,745,200	$5,422,385	$4,315,142	$6,231,381
Other income	$69,735	$196,670	$432,557	$385,521
Net income (loss)	$(7,282,847)	$(1,759,892)	$376,425	$(2,548,692)
Net income (loss) per share—basic	$(0.33)	$(0.06)	$0.01	$(0.08)
Net income (loss) per share—diluted	$(0.33)	$(0.06)	$0.01	$(0.08)
Shares used in calculating per share amounts—basic	22,361,079	28,989,249	29,624,813	30,039,328
Shares used in calculating per share amounts—diluted	22,361,079	28,989,249	32,890,482	30,039,328

(1)          During the first, second, third and fourth quarters, the Company recognized non-cash compensation expense (benefit) for variable stock options of $(1,442,933), $847,025, $(782,454) and $679,329, respectively, related to the variable accounting treatment for options issued pursuant to the cancel and re-grant program in June 2001.

(2)          During the first quarter, the Company recognized non-cash charges of $2.4 million related to stock options that vested upon the execution of the collaboration agreement with Forest Laboratories and $2.8 million in connection with the accounting treatment for stock options related to the resignation of certain board members during the first quarter of 2004.

	2003
	First Quarter(1)	Second Quarter(1)(2)	Third Quarter(1)	Fourth Quarter(1)
Revenues	$—	$—	$—	$—
Total costs and expenses	$1,771,866	$7,568,070	$5,265,752	$7,254,097
Other income	$21,243	$25,381	$31,694	$39,195
Net loss	$(1,750,623)	$(7,542,689)	$(5,234,058)	$(7,214,902)
Net loss per share—basic and diluted	$(0.13)	$(0.43)	$(0.28)	$(0.33)
Shares used in calculating per share amounts––basic and diluted	13,197,497	17,492,844	18,946,581	21,953,044

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