Form 10-Q
period 2005-03-31
CYPRESS BIOSCIENCE INC
filed 2005-05-10
CIK 716054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                                 Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005, or

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

Yes   ☒                                       No   ☐

At May 5, 2005, 30,406,225 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 –	Condensed Financial Statements (Unaudited)

Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004

Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited)

Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)

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

Signatures

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CYPRESS BIOSCIENCE, INC.

BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$3,933,286	$8,303,388
Short-term investments	107,285,968	103,720,610
Receivable from Forest Laboratories	2,562,302	5,656,964
Prepaid expenses and other current assets	681,977	601,721
Total current assets	114,463,533	118,282,683

Property and equipment, net	76,778	75,379
Other assets	31,462	31,462
Total assets	$114,571,773	$118,389,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$586,557	$712,843
Accrued compensation	497,686	308,855
Accrued liabilities	222,744	461,582
Payable to Forest Laboratories	793,431	800,000
Capital lease obligations	33,004	36,870
Current portion of deferred revenue	3,125,000	3,125,000
Total current liabilities	5,258,422	5,445,150

Deferred rent	20,630	20,565
Deferred revenue, net of current portion	17,968,750	18,750,000

Stockholders’ equity:
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 30,404,415 and 30,363,994 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	30,404	30,364
Additional paid-in capital	230,356,828	231,474,500
Accumulated other comprehensive income	178,401	161,327
Accumulated deficit	(139,241,662)	(137,492,382)
Total stockholders’ equity	91,323,971	94,173,809
Total liabilities and stockholders’ equity	$114,571,773	$118,389,524

See accompanying notes to financial statements.

Note:  The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Revenues under collaborative agreement	$3,210,590	$3,392,618

Costs and expenses:
Research and development	5,392,556	4,572,728
General and administrative	1,369,606	2,167,124
Non-cash compensation charges (A)	141,187	5,448,281
Compensation benefit – variable stock options (B)	(1,392,060)	(1,442,933)
Total costs and expenses	5,511,289	10,745,200

Other income (expense):
Interest and other income, net	552,308	71,637
Interest expense	(889)	(1,902)
	551,419	69,735

Net loss	$(1,749,280)	$(7,282,847)

Net loss per share – basic and diluted	$(0.06)	$(0.33)

Shares used in computing net loss per share –basic and diluted	30,391,504	22,361,079

(A) Non-cash compensation charges include the following related expenses:
Research and development	$87,729	$104,552
General and administrative	53,458	5,343,729
	$141,187	$5,448,281

(B) Compensation benefit –variable stock options includes the following related expenses:
Research and development	$—	$(185,032)
General and administrative	(1,392,060)	(1,257,901)
	$(1,392,060)	$(1,442,933)

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities
Net loss	$(1,749,280)	$(7,282,847)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,155	13,566
Stock options and warrants issued for services	141,187	5,448,281
Stock compensation benefit on variable employee options	(1,392,060)	(1,442,933)
Changes in operating assets and liabilities, net	2,050,359	23,079,210
Net cash (used in) provided by operating activities	(940,639)	19,815,277

Investing Activities
Purchases of short-term investments	(137,263,284)	(34,814,897)
Proceeds from sale of short-term investments	133,715,000	17,569,000
Purchases of property and equipment	(10,554)	(5,134)
Net cash used in investing activities	(3,558,838)	(17,251,031)

Financing Activities
Proceeds from exercise of stock options and warrants	133,241	436,012
Proceeds from payment of shareholder receivable	—	189,973
Payment of capital lease obligations	(3,866)	(3,489)
Net cash provided by financing activities	129,375	622,496

Increase (decrease) in cash and cash equivalents	(4,370,102)	3,186,742
Cash and cash equivalents at beginning of period	8,303,388	859,820
Cash and cash equivalents at end of period	$3,933,286	$4,046,562

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.                                      Business

We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other central nervous system disorders. We in-licensed our first clinical candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre. We completed our Phase II trial to evaluate milnacipran in the potential treatment of FMS in the fourth quarter of 2002, and the final results were announced in the first quarter of 2003.  We initiated our first Phase III clinical trial evaluating the use of milnacipran as a potential treatment for FMS in the fourth quarter of 2003. In January 2004, we entered into an agreement with Forest Laboratories for the development and marketing of milnacipran (Note 10).  In October 2004, we and Forest Laboratories initiated the second Phase III clinical trial evaluating milnacipran for the treatment of FMS.

2.                                      Basis of Presentation

The accompanying financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the SEC.  In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein.  All such adjustments are normal and recurring in nature.  Interim results are not necessarily indicative of results for the full year.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and the related disclosures included in our 2004 report on Form 10-K filed with the SEC on March 16, 2005.

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

At March 31, 2005 and December 31, 2004, short-term investments consisted of the following:

	March 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$100,506,932	$188,584	$—	$100,695,516
Certificates of deposit	6,600,635	—	(10,183)	6,590,452
	$107,107,567	$188,584	$(10,183)	$107,285,968

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$95,058,608	$175,347	$—	$95,233,955
Certificates of deposit	8,500,675	—	(14,020)	8,486,655
	$103,559,283	$175,347	$(14,020)	$103,720,610

4.                                      Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (as amended by SAB 104), and Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.  Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance.  Amounts received for sponsored development activities are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed.  Amounts received for milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement.  Any amounts received prior to satisfying revenue recognition criteria will be recorded as deferred revenue.

5.                                      Research and Development Expenses

Research and development expenses are expensed as incurred and consist primarily of salaries and related personnel expenses for our research and development personnel, fees paid to external service providers, patient enrollment costs, fees and milestone payments under our license and development agreements and costs for facilities, supplies, materials and equipment.  All such costs are charged to research and development expenses as incurred.  Such costs also include research and development expenses incurred in connection with our first Phase III program for milnacipran which are reimbursed by Forest Laboratories pursuant to our collaboration agreement.

6.                                      Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted income (loss) per share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued.  The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method.  We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended March 31, 2005 and 2004 because such securities are antidilutive for these periods.  The total number of potential common shares excluded from the calculation of diluted loss per common share was 2,802,749 and 3,770,641 for the three months ended March 31, 2005 and 2004, respectively.

The following table presents the computation of basic and diluted shares outstanding:

	Three Months Ended March 31,
	2005	2004

Weighted average common shares outstanding – shares used in calculating per share amounts – basic	30,391,504	22,361,079
Effect of dilutive common share equivalents – stock options and warrants outstanding	—	—
Shares used in calculating per share amounts – diluted	30,391,504	22,361,079

7.                                      Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2005	2004
Net loss	$(1,749,280)	$(7,282,847)
Unrealized gain on short-term Investments	17,074	11,547
Comprehensive loss	$(1,732,206)	$(7,271,300)

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

As required under SFAS No. 123, Accounting for Stock-Based Compensation Transition and Disclosure, the pro forma effects of stock-based compensation on net loss and net loss per share have been estimated at the date of grant using the Black-Scholes option-pricing model.  Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, our net loss and net loss per share would have been adjusted to the pro forma amounts presented below:

	Three Months Ended March 31
	2005	2004

Net loss, as reported	$(1,749,280)	$(7,282,847)
Add: Stock-based employee compensation benefit included in reported net loss	(1,392,060)	(1,442,933)
Deduct: Total stock-based employee compensation expense determined under fair value based methods	(1,188,251)	(433,340)
Pro forma net loss	$(4,329,591)	$(9,159,120)

	Three Months Ended March 31,
	2005	2004
Net loss per share:
Basic and diluted – as reported	$(0.06)	$(0.33)
Basic and diluted – pro forma	$(0.14)	$(0.41)

9.                                      Stockholders’ Equity

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

As a result of the program, we granted options to purchase 618,738 shares of our common stock.  In accordance with FIN 44, the shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period.  During the three months ended March 31, 2005 and 2004, as the intrinsic value of the common stock underlying the options decreased due to a decrease in our stock price during these periods, we recognized a compensation benefit of $1,392,060 and $1,442,933, respectively.

10.                               Collaboration Agreement

In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under our agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees.  However, in light of the increased expense and risk associated with running two parallel trials, we have agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only and are currently working towards formalizing an amendment to the agreement with Forest Laboratories.  In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004, and we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the New Drug Application (NDA) submission to the FDA and with a premium under certain additional circumstances. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, and we will have the option to co-promote using our own sales force up to 25% of the total physician details and would be reimbursed by Forest Laboratories in an amount equal to Forest Laboratories’ cost of providing the equivalent detailing calls.

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

11.                               Related Party Transaction

A member of our board of directors accepted the position of CEO of a biotechnology company in April 2005.  We entered into an agreement with this company in January 2005 with respect to the in-license of certain patents.  Under this agreement, we have paid an aggregate of $1.5 million to such biotechnology company.  In the event we move forward with development of a product or products under this agreement, we would be obligated to pay certain milestone and royalty payments.

12.                               Recent Accounting Pronouncements

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

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements for SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.  We currently utilize the Black-Scholes model to measure the fair value of stock options granted to employees.  While SFAS 123R permits companies to continue to use such model, it also permits the use of a “lattice” model.  We have not yet determined which model we will use to measure the fair value of employee stock options under the adoption for SFAS 123R. The new standard was originally to be effective for the first interim reporting period that begins after June 15, 2005; however, a recent action by the Securities and Exchange Commission delayed the effective date until fiscal 2006.

We currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of our common stock on the date of the grant. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future.  However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in footnote 8 of the notes to the financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-Q and any or all of our forward looking statements may turn out to be wrong. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to develop milnacipran for Fibromyalgia Syndrome, our ability to develop or acquire any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-Q and in our other SEC filings.

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

We obtained an exclusive license for milnacipran from Pierre Fabre Medicament in 2001. Milnacipran has been marketed outside of the United States since 1997 as an antidepressant and has been used by over 3,000,000 patients worldwide. We have paid Pierre Fabre a total of $2.5 million, including upfront payments of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003, and issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock in connection with an amendment to the agreement with Pierre Fabre. Additional payments to Pierre Fabre of up to a total of $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. Under our agreement with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees. However, in light of the increased expense and risk associated with running two parallel trials, we have agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only and are currently working towards formalizing an amendment to our agreement with Forest Laboratories.  In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004, and we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA and with a premium under certain additional circumstances. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote using our own sales force up to 25% of the total physician details and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls.

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

Comparison of Three Months Ended March 31, 2005 and 2004

Revenue

We recognized revenues under our collaborative agreement of $3.2 million for the three months ended March 31, 2005 compared to $3.4 million for the three months ended March 31, 2004.  The decrease in revenues under our collaborative agreement is due to the elimination of funding from Forest Laboratories for certain of our employees devoted to the development of milnacipran as of the fourth quarter in 2004.  This decrease was partially offset by an increase in sponsored development reimbursements during the first quarter of 2005, including costs incurred during the first quarter of 2005 in connection with the extension trial to our first Phase III trial, which commenced during the third quarter of 2004.  The revenues recorded during 2005 and 2004 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories for the development and marketing of milnacipran, entered into in January 2004.  Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during the first quarter of 2004 for certain of our employees devoted to the development of milnacipran.

We currently are not generating any revenues from product sales and we do not expect to generate revenues from product sales for at least the next several years, if at all.  Until we generate revenues from product sales, we expect our revenues to consist of the continued recognition on a straight-line basis of the upfront payment of $25.0 million, sponsored development reimbursements and possible future milestone payments under our agreement with Forest Laboratories, which are contingent upon the achievement of agreed upon objectives and which are not guaranteed payments.  In connection with our arrangement with Forest Laboratories regarding cost sharing arrangements for the second Phase III trial only, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004.  Additionally, the amount of sponsored development reimbursements from Forest Laboratories may change periodically based on the level of development activity.  Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.

Research and Development

Research and development expenses for the three months ended March 31, 2005 were $5.4 million compared to $4.6 million for the three months ended March 31, 2004.  The increase in research and development expenses is primarily attributable to costs incurred during the first quarter of 2005 in connection with the extension trial to our first Phase III trial, which commenced during the third quarter of 2004, and our second Phase III trial for milnacipran, which commenced during the fourth quarter of 2004, a license fee of $1.5 million paid during the first quarter of 2005 and costs incurred in connection with various proof of concept studies.  This increase in research and development expenses during the first quarter of 2005 was partially offset by a $1.25 million sublicense fee to Pierre Fabre recorded during the first quarter of 2004 in connection with our collaboration agreement with Forest Laboratories and a payment for the exercise of our option in January 2004 to acquire an exclusive license to technology developed under our reformulation and new product agreement with Collegium.  During the first quarter of 2005, we incurred total costs of $3.1 million in connection with our Phase III programs compared to a total of $3.5 million (including the $1.25 million sublicense fee to Pierre Fabre) during the first quarter of 2004.  The costs for the first Phase III clinical trial and extension trial are being reimbursed by Forest Laboratories as noted below.

Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals. This funding received from Forest Laboratories for sponsored development reimbursements is included as a component of our revenue under collaborative agreement on the statement of operations.  However, in light of the increased expense and risk associated with running two parallel trials, we have agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only and are currently working towards formalizing an amendment to our agreement with Forest Laboratories.  In connection with this arrangement, we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA and with a premium under certain additional circumstances.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $88,000 and $105,000 related to research and development expenses for the three months ended March 31, 2005 and 2004, respectively, and as discussed below in “Compensation Benefit — Variable Stock Options,” we recognized a compensation benefit for variable stock options of $0 and  $185,000 related to research and development expenses for the three months ended March 31, 2005 and 2004, respectively.

General and Administrative

General and administrative expenses for the three months ended March 31, 2005 were $1.4 million compared to $2.2 million for the three months ended March 31, 2004.  The decrease in general and administrative expenses is primarily due to non-recurring costs incurred during the first quarter of 2004, consisting of a success-based fee paid to our investment bankers in connection with the closing of our collaboration agreement with Forest Laboratories in January 2004 and a one-time fee associated with our being listed during the first quarter of 2004 on the Nasdaq National Market.  This decrease was partially offset by an increase in consulting costs and travel expenses during the first quarter of 2005 in connection with business development activities.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $53,000 and $5.3 million related to general and administrative expenses for the three months ended March 31, 2005 and 2004, respectively, and as discussed below in “Compensation Benefit — Variable Stock Options,” we recognized a compensation benefit for variable stock options of $1.4 million and $1.3 million related to general and administrative expenses for the three months ended March 31, 2005 and 2004, respectively.

Non-Cash Compensation Charges

Non-cash compensation charges for the three months ended March 31, 2005 were $141,000, consisting of approximately $88,000 related to research and development expenses and $53,000 related to general and administrative expenses, compared to $5.4 million, consisting of approximately $105,000 related to research and development expenses and $5.3 million related to general and administrative expenses, for the three months ended March 31, 2004.  The decrease in non-cash compensation charges is primarily due to non-recurring, non-cash compensation charges recorded during the first quarter of 2004, consisting of $2.4 million related to stock options previously granted to consultants and two former board members for services that vested upon the completion of the collaboration agreement with Forest Laboratories and $2.8 million in connection with the accounting treatment for stock options related to the resignation of certain board members to roles as consultants during the first quarter of 2004.

Compensation Benefit  – Variable Stock Options

In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25.  During the three months ended March 31, 2005, as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period, we recognized a compensation benefit of $1.4 million, consisting of $0 related to research and development expenses and $1.4 million related to general and administrative expenses.  Similarly, due to a decrease in our stock price during the three months ended March 31, 2004, we recognized a compensation benefit of $1.4 million, consisting of $185,000 related to research and development expenses and $1.3 million related to general and administrative expenses.  In the event our stock price is above $9.14 (closing price on March 31,

2005) on June 30, 2005, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $9.14).

Interest and Other Income

Interest and other income, net, for the three months ended March 31, 2005 was $552,000 compared to $72,000 for the three months ended March 31, 2004.  The increase in interest and other income for the three months ended March 31, 2005 compared to the corresponding period in 2004 is primarily due to higher cash and investment balances during the first quarter of 2005 achieved primarily through the proceeds from our secondary offering completed in April 2004, and a general increase in interest rates and related yields experienced during the first quarter of 2005 compared to the first quarter of 2004.

Liquidity and Capital Resources

At March 31, 2005, we had cash, cash equivalents and short-term investments of $111.2 million compared to cash, cash equivalents and short-term investments of $112.0 million at December 31, 2004.  Working capital at March 31, 2005 totaled $109.2 million compared to $112.8 million at December 31, 2004.  We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.

Net cash used in operating activities totaled $0.9 million for the three months ended March 31, 2005, compared to net cash provided by operating activities of $19.8 million for the three months ended March 31, 2004. The primary use of cash during the three months ended March 31, 2005 was to fund our operating activities during the period.  The primary source of cash from operations during the three months ended March 31, 2004 was the upfront payment of $25.0 million received from Forest Laboratories, offset by cash used in operations of approximately $5.2 million.

Net cash used in investing activities was $3.6 million for the three months ended March 31, 2005, compared to $17.3 million for the three months ended March 31, 2004.  The decrease in net cash used in investing activities during the three months ended March 31, 2005 compared to the corresponding prior year period was primarily a result of the purchase of short-term securities with a portion of the proceeds from the upfront payment of $25.0 million received from Forest Laboratories during the first quarter of 2004.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2005, compared to $0.6 million for the three months ended March 31, 2004. The decrease in net cash provided by financing activities during the three months ended March 31, 2005 compared to the corresponding prior year period was primarily the result of proceeds of approximately $0.1 million from the exercise of stock options during the first quarter of 2005, compared to proceeds of approximately $0.4 million from the exercise of stock options and warrants and the receipt of the payment of the shareholder receivable in the amount of $0.2 million during the first quarter of 2004.

The following table summaries our long-term contractual obligations as of March 31, 2005:

	Total	Less than 1 year (2005)	1 - 3 years (2006- 2008)	After 4 years (2009 and beyond)
Capital leases, including interest payments	$36,455.455	$14,265	$22,190	$—
Operating leases	429,080	134,006	295,074	—
Purchase obligations (1)	334,665	297,165	37,500	—
Total	$800,200	$445,436	$354,764	$—

(1)                                  Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of March 31, 2005.

Other commercial commitments include certain potential milestone, sublicense and royalty payments to Pierre Fabre and Collegium discussed in the “Overview” section. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above. In light of the increased expense and risk associated with running two parallel trials, we have agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only and are currently working towards formalizing an amendment to our agreement with Forest Laboratories.  In connection with this arrangement, we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA and with a premium under certain additional circumstances.

Until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from revenue from our collaboration agreement and if available to us, cash from financings. Our current expected primary cash needs on both a short term and long-term basis are for the identification, acquisition or license, and development of potential future products, development of current products, working capital and other general corporate purposes. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium, costs of in-licensing or acquiring additional compounds or companies, funding external research and funding clinical development for any product that we may in-license or acquire, we estimate that based on our current business plan, we will require approximately $9 million to fund our operations for the remainder of 2005. One of our goals for 2005 is to identify and in-license a new product.  In the event we acquire, license or develop any new products, the amount to fund our operations for 2005 would increase, possibly materially. We expect the current trend of net losses to continue for at least the next several years as we seek to acquire, license or develop additional products for the treatment of Functional Somatic Syndromes and other central nervous system disorders. Such losses may fluctuate, and the fluctuations may be substantial.

Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at March 31, 2005 are sufficient to fund operations for the next several years.  However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products and companies, and other alternatives that we believe may enhance stockholder value.  In order to acquire or develop additional products, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:

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

Critical Accounting Policies

There were no significant changes in critical accounting policies or estimates from those at December 31, 2004.

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

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements for SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.  We currently utilize the Black-Scholes model to measure the fair value of stock options granted to employees.  While SFAS 123R permits companies to continue to use such model, it also permits the use of a “lattice” model.  We have not yet determined which model we will use to measure the fair value of employee stock options under the adoption for SFAS 123R. The new standard was originally to be effective for the first interim reporting period that begins after June 15, 2005; however, a recent action by the Securities and Exchange Commission delayed the effective date until fiscal 2006.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have invested our excess cash in United States government securities, certificates of deposit and money market funds with strong credit ratings.  Our investment policy also allows us to invest in AAA-rated commercial paper. As a result, our interest income is most sensitive to changes in the general level of United States interest rates. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Risk Factors

There are limited data regarding milnacipran as a treatment of FMS and it may not work for FMS or there may be safety issues with its use in this patient population.

There are limited data supporting the use of milnacipran, our only product candidate, for the treatment of FMS. Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has only been tested as a treatment for FMS in our Phase II trial, during which milnacipran was administered to only 97 individuals with FMS. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. We have two ongoing Phase III clinical trials and cannot predict whether the results of our Phase II trial will be repeated in our Phase III clinical trials which have larger patient populations and are being conducted for longer time periods. As expected, we are experiencing higher patient drop out rates in our Phase III trials than in our Phase II trial for milnacipran.  The only data we, or any of our investigators, currently have available to us from these trials  is blended and blinded, meaning that the data is pooled from a number of patients and we do not have access to the key to correlate individual patients’ responses to whether they are on placebo or drug. The data are therefore not decipherable and any speculation about outcome from these data is not meaningful for predicting efficacy of milnacipran. Milnacipran may not prove to be effective to treat FMS in either or both of our Phase III trials.  The FDA has never approved a drug for the treatment of FMS. In addition, our clinical trials may reveal that milnacipran is not safe. If milnacipran is not demonstrated to be a safe and effective treatment for FMS to the satisfaction of the FDA or other regulatory agencies, we will not receive regulatory approval and our business would be materially harmed.

We are dependent on our collaboration with Forest Laboratories to develop and commercialize milnacipran, our only product candidate, and to obtain regulatory approval. Events or circumstances may occur that delay or prevent the development and commercialization of milnacipran.

Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of milnacipran, our only product candidate, for all indications in the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical. Forest Laboratories is responsible for funding the development of milnacipran, including clinical trials and regulatory approval. In light of the increased expense and risk associated with running two parallel trials, we have agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only and are currently working towards formalizing an amendment to our agreement with Forest Laboratories.  If the FDA approves this product candidate, Forest Laboratories will also have primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of milnacipran. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to establish the safety and efficacy of milnacipran, obtain regulatory approvals and achieve market acceptance of milnacipran for the treatment of FMS.

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

•                                          We and Forest Laboratories could disagree as to development plans, including the number and timing of clinical trials or regulatory approval strategy, or as to which additional indications for milnacipran should be pursued, if any, and therefore milnacipran may never be developed for any indications other than FMS;

•                                          Forest Laboratories could independently develop, develop with third parties or acquire products that could compete with milnacipran, including drugs approved for other indications used by physicians off-label for the treatment of FMS;

•                                          Forest Laboratories could fail to devote sufficient resources to the development, approval, commercialization, or marketing and distribution of any products developed under our collaboration agreement, including by failing to develop specialty sales forces if such sales forces are necessary for the most effective distribution of any approved product; and

•                                          Disputes regarding the collaboration agreement that delay or terminate the development, commercialization or receipt of regulatory approvals of milnacipran, may delay or prevent the achievement of clinical or regulatory objectives that would result in the payment of milestone payments or result in significant litigation or arbitration.

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

Our license agreement with Pierre Fabre provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada, with a right to sublicense certain rights to Forest Laboratories under our collaboration with Forest Laboratories. Either we or Pierre Fabre may terminate the license agreement for cause upon 90 days’ prior written notice to the other party upon the bankruptcy or dissolution of the other party, or upon a breach of any material provision of the agreement if the breach is not cured within 90 days following the written notice. Furthermore, Pierre Fabre has the right to terminate the agreement upon 90 days’ prior notice to us if we and Forest terminate our development and marketing activities with respect to milnacipran, if we challenge certain patent rights of Pierre Fabre and under specified other circumstances. If our license agreement with Pierre Fabre were terminated, we would lose our rights to develop and commercialize products using the compound milnacipran as an active ingredient, as the compound is manufactured under Pierre Fabre patents and using Pierre Fabre know-how and trade secrets, and it would be unlikely that we could obtain the active ingredient in milnacipran from any other source.

We rely upon Pierre Fabre as our exclusive supplier of the compound used as the active ingredient in our milnacipran product candidate and if Pierre Fabre fails to supply us sufficient quantities of the active ingredient it may delay or prevent us from developing and commercializing our only product candidate.

Pursuant to our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the compound used as the active pharmaceutical ingredient in our milnacipran product candidate. Neither we nor Forest Laboratories have facilities for the manufacture of the product candidate. Currently, Pierre Fabre manufactures the active ingredient of milnacipran in its facility in Gaillac, France and Pierre Fabre is the only worldwide supplier of the active ingredient of milnacipran that is currently approved for sale as an antidepressant in 32 countries, but is not approved for sale in the United States. If any product is commercialized under the agreement, Pierre Fabre will have the exclusive right to manufacture the active ingredient used in our commercial product. If milnacipran is commercialized in the United States, Pierre Fabre’s facility will need to be inspected by the FDA for compliance with current good manufacturing practices, or cGMP, requirements. Due to the projected commercial quantities of milnacipran that we may require and to provide a second manufacturing site, Pierre Fabre has agreed that within a certain time period after commercial launch of milnacipran, it will qualify an additional manufacturing facility. We do not have control over Pierre Fabre’s compliance with cGMP requirements or Pierre Fabre’s compliance with its obligation to qualify a second manufacturing facility. If Pierre Fabre fails or is unable to provide, in a timely and economic manner, required quantities of the active ingredient that Forest Laboratories or we request for clinical purposes, our development program could be delayed. In addition, if Pierre Fabre fails to timely and economically supply us sufficient quantities for commercial sale, our product sales and market acceptance of the product could be adversely affected.

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

Our collaboration agreement with Forest Laboratories provides that Forest Laboratories may elect to terminate our co-promotion rights for milnacipran or any other product developed under the collaboration agreement and we may lose our decision making authority with respect to the development of milnacipran if we engage in a merger, consolidation or sale of all or substantially all of our assets, or if another person or entity acquires at least 50% of our voting capital stock. Our license agreement with Pierre Fabre provides that Pierre Fabre may elect to terminate the agreement upon a change in control transaction in which a third party acquiror of us controls an SNRI product, and the acquiror does not take certain actions (e.g., divestiture of such SNRI product) within a specified time period to cure the breach of certain restrictions in the agreement that results from such SNRI product.

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

As part of our strategy, we are continuing to evaluate potential strategic transactions, including potential acquisitions of products, technologies and companies, in order to expand our product pipeline. As we did with our in-licensing of milnacipran, we may seek to in-license compounds or acquire products or businesses. Future acquisitions and licensing transactions may expose us to operational and financial risks, including:

•                                          higher development costs than we anticipate;

•                                          higher than expected licensing or acquisition and integration costs;

•                                          exposure to unknown liabilities of licensed or acquired intellectual property, compounds or products;

•                                          disruption of our business and diversion of our management’s time and attention to developing licensed or acquired compounds or products;

•                                          incurrence of dilutive issuances of securities or substantial debt to pay for licensing or acquisitions; and

•                                          impairment of relationships with key collaborators, suppliers or customers of any acquired businesses due to changes in management or ownership.

We also may devote resources to potential strategic transactions that require several agreements and that we never complete or may fail to realize the anticipated benefit of any strategic transaction we do complete. Finally, we may incur unexpected costs in connection with the disposition of products or businesses, including our disposition of our PROSORBA column for which we indemnified Fresenius HemoCare for any losses related to patent or trademark infringement claims.

We are at an early stage of development and we do not have and may never develop any commercial drugs or other products that generate revenues.

We are at an early stage of development as a biotechnology company and do not have any commercial products. We have only one product candidate, milnacipran, which we sublicensed to Forest Laboratories in January 2004. Milnacipran, or any future product candidates we may acquire or develop, will require significant additional development, clinical trials, regulatory approvals and additional investment before they can be commercialized. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates are not shown to be safe and effective in clinical trials, because we have inadequate financial or other resources to pursue clinical development of the product candidate, or because the FDA does not grant regulatory approval. We do not expect milnacipran to be marketed for a number of years, if at all. If we and Forest Laboratories are unable to develop milnacipran as a commercial drug in the United States, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

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

The amounts we are funding for external expenses for the second Phase III clinical trial evaluating milnacipran are only reimbursed to us by Forest Laboratories under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the New Drug Application (NDA) submission to the FDA.  It is possible that the second Phase III trial may not be utilized as one of the pivotal trials in the NDA submission, and, in such event, we will not be reimbursed by Forest Laboratories for certain costs incurred in connection with the second Phase III clinical trial.  It is also possible that in the event the results from the first Phase III clinical trial are not successful, that Forest could alter the development plan for milnacipran or even terminate our collaboration agreement plan, which would prevent us from ever being reimbursed for our funding of the external expenses for the second Phase III trial for milnacipran.

If we receive regulatory approval for milnacipran or any other future product candidate, we will be subject to ongoing FDA obligations and continuing regulatory review.

Any regulatory approvals that we or our collaborators receive for milnacipran or any future product candidates will be limited to the indications, dosages and restrictions on the product label. We currently intend to seek approval for milnacipran in the treatment of FMS. The FDA may not approve milnacipran for this indication at all, may approve milnacipran for a more limited indication, or may impose additional limitations on the indicated uses or contain requirements for post-marketing surveillance or the performance of potentially costly post-marketing studies. Even if we receive FDA and other regulatory approvals, as we have seen with other products on the market for pain, milnacipran or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In our Phase II trial evaluating milnacipran for the treatment of FMS, the most common dose-related side effects reported by patients were nausea, particularly early in the study, as well as a slight increase in heart rate. Any marketed product and its manufacturer continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize milnacipran or any of our other future product candidates.

As of April 30, 2005, we have only 15 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We and Forest Laboratories are using the services of Scirex, a contract research organization, to conduct the first Phase III trial with respect to milnacipran, and to assist in the conduct of the second Phase III trial with respect to milnacipran. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not plan on significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran or any of our other future product candidates.

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

The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS, or other central nervous system disorders. In particular, Pfizer, Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS. In addition, Eli Lilly and Company has publicly disclosed that it has conducted two Phase II clinical trials evaluating the efficacy and safety of its compound, duloxetine, as a treatment for FMS. Both companies may decide to pursue Phase III programs with their compounds in FMS.  Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it is anticipated that duloxetine, which is currently approved but not yet available for the treatment of depression, will receive some off-label use for the treatment of FMS. Tricyclic antidepressants, or TCAs, which are inexpensive generic formulations, are currently viewed as the drugs of choice in treating FMS.

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

We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business.  As of April 30, 2005, we have only 15 full time employees and therefore, we rely heavily on our employees.  In addition, because we have a small number of employees, we rely more on consultants than do other companies.  If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran or any further products. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.

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

We have incurred substantial losses during our history. For the three months ended March 31, 2005 and the years ended December 31, 2004, 2003 and 2002, we incurred net losses of $1.7 million, $11.2 million, $21.7 million and $1.0 million, respectively. As of March 31, 2005, we had an accumulated deficit of $139.2 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran with sufficient sales volumes, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next several years or become profitable in the foreseeable future and may never achieve profitability.

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. All unused federal net operating losses will expire 15 or 20 years after any year in which they were generated. The carryforward period is 15 years for losses incurred prior to 1996 and 20 years for losses incurred subsequent to 1997. Approximately $1.2 million in federal net operating losses expired in 2004. Our California tax loss carryforwards will begin to expire in 2006.

Our stock price will likely be volatile.

The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2002 through December 31, 2004, the high and low closing sales prices for our common stock ranged from $1.00 to $16.05.  For the three months ended March 31, 2005, our high and low closing sales prices were $14.05 and $9.09, respectively.   Our stock price has been and will likely continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

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

As of April 30, 2005, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 36% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

We expect to continue incurring increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters.

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and by the Nasdaq National Market, have and we expect will continue to result in increased costs to us. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant financial resources and management time related to compliance activities. Additionally, these laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Cypress Bioscience, Inc.

Date: May 10, 2005	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 10, 2005	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer and Vice President (Principal Financial Officer)