Form 10-Q
period 2005-06-30
CYPRESS BIOSCIENCE INC
filed 2005-08-09
CIK 716054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-12943

CYPRESS BIOSCIENCE, INC.

(Exact Name of Registrant as specified in its charter)

DELAWARE	22-2389839
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4350 Executive Drive, Suite 325, San Diego, California	92121
(Address of principal executive offices)	(zip code)

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

At August 5, 2005, 31,592,191 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CYPRESS BIOSCIENCE, INC.

BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,274,093	$8,303,388
Short-term investments	104,250,531	103,720,610
Receivable from Forest Laboratories	1,597,620	5,656,964
Prepaid expenses and other current assets	414,604	601,721
Total current assets	113,536,848	118,282,683

Property and equipment, net	44,797	75,379
Other assets	31,462	31,462
Total assets	$113,613,107	$118,389,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$522,930	$712,843
Accrued compensation	306,742	308,855
Accrued liabilities	618,065	461,582
Payable to Forest Laboratories	270,000	800,000
Capital lease obligations	—	36,870
Current portion of deferred revenue	3,125,000	3,125,000
Total current liabilities	4,842,737	5,445,150

Deferred rent	20,695	20,565
Deferred revenue, net of current portion	17,187,500	18,750,000

Stockholders’ equity:
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 31,366,606 and 30,363,994 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	31,367	30,364
Additional paid-in capital	235,407,875	231,474,500
Accumulated other comprehensive income	229,898	161,327
Accumulated deficit	(144,106,965)	(137,492,382)
Total stockholders’ equity	91,562,175	94,173,809
Total liabilities and stockholders’ equity	$113,613,107	$118,389,524

See accompanying notes to financial statements.

Note:  The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Revenues under collaborative agreement	$2,332,863	$3,465,823	$5,543,453	$6,858,441

Costs and expenses:
Research and development	4,347,137	2,789,815	9,739,693	7,362,543
General and administrative	1,745,150	1,165,997	3,114,756	3,333,121
Non-cash compensation charges (A)	651,311	619,548	792,498	6,067,829
Compensation expense (benefit) – variable stock options (B)	1,148,732	847,025	(243,328)	(595,908)
Total costs and expenses	7,892,330	5,422,385	13,403,619	16,167,585

Other income (expense):
Interest and other income, net	694,653	197,925	1,246,961	269,562
Interest expense	(489)	(1,255)	(1,378)	(3,157)
	694,164	196,670	1,245,583	266,405

Net loss	$(4,865,303)	$(1,759,892)	$(6,614,583)	$(9,042,739)

Net loss per share – basic and diluted	$(0.16)	$(0.06)	$(0.22)	$(0.35)

Shares used in computing net loss per share – basic and diluted	30,481,785	28,989,249	30,436,894	25,675,164

(A) Non-cash compensation charges include the following related expenses:
Research and development	$145,200	$105,351	$232,929	$209,903
General and administrative	506,111	514,197	559,569	5,857,926
	$651,311	$619,548	$792,498	$6,067,829

(B) Compensation expense (benefit) – variable stock options includes the following related expenses:
Research and development	$—	$66,958	$—	$(118,074)
General and administrative	1,148,732	780,067	(243,328)	(477,834)
	$1,148,732	$847,025	$(243,328)	$(595,908)

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Net loss	$(6,614,583)	$(9,042,739)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,182	26,731
Gain on sale and disposal of property and equipment	(5,541)	—
Stock, stock options and warrants issued for services	792,498	6,067,829
Warrants issued in connection with licensing agreement	615,000	—
Stock compensation on variable employee options	(243,328)	(595,908)
Changes in operating assets and liabilities, net	2,118,548	18,501,807
Net cash (used in) provided by operating activities	(3,320,224)	14,957,720

Investing Activities
Purchases of short-term investments	(281,980,351)	(269,425,594)
Proceeds from sale of short-term investments	281,519,000	189,093,000
Purchases of property and equipment	(17,238)	(8,643)
Proceeds from sale of property and equipment	36,179	—
Net cash used in investing activities	(442,410)	(80,341,237)

Financing Activities
Proceeds from exercise of stock options and warrants	2,770,209	868,127
Proceeds from secondary offering of common stock	—	74,218,897
Proceeds from payment of shareholder receivable	—	189,973
Payment of capital lease obligations	(36,870)	(7,054)
Net cash provided by financing activities	2,733,339	75,269,943

Increase (decrease) in cash and cash equivalents	(1,029,295)	9,886,426
Cash and cash equivalents at beginning of period	8,303,388	859,820
Cash and cash equivalents at end of period	$7,274,093	$10,746,246

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.                                      Business

We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other central nervous system disorders, such as Obstructive Sleep Apnea, or OSA. We in-licensed our first clinical candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre. We completed our Phase II trial to evaluate milnacipran in the potential treatment of FMS in the fourth quarter of 2002, and the final results were announced in the first quarter of 2003.  We initiated our first Phase III clinical trial evaluating the use of milnacipran as a potential treatment for FMS in the fourth quarter of 2003 – this trial was completed in July 2005. In January 2004, we entered into an agreement with Forest Laboratories for the development and marketing of milnacipran.  In October 2004, we and Forest Laboratories initiated the second Phase III clinical trial evaluating milnacipran for the treatment of FMS.  In June 2005, we announced the initiation of our second development program, wherein we are evaluating potential pharmaceutical treatments for OSA.  We entered into three licensing agreements to support and facilitate the program whereby we licensed mirtazapine-related patents from Organon (Ireland) Ltd. and patents from two other parties that provide the opportunity to combine mirtazapine with a second approved agent with the goal of potentially augmenting efficacy and improving tolerability.

2.                                      Basis of Presentation

The accompanying financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the SEC.  In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein.  All such adjustments are normal and recurring in nature.  Interim results are not necessarily indicative of results for the full year.  For more information, these financial statements should be read in conjunction with the audited financial statements and the related disclosures included in our 2004 report on Form 10-K filed with the SEC on March 16, 2005.

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

At June 30, 2005 and December 31, 2004, short-term investments consisted of the following:

	June 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$98,820,048	$236,587	$—	$99,056,635
Certificates of deposit	5,200,585	—	(6,689)	5,193,896
	$104,020,633	$236,587	$(6,689)	$104,250,531

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$95,058,608	$175,347	$—	$95,233,955
Certificates of deposit	8,500,675	—	(14,020)	8,486,655
	$103,559,283	$175,347	$(14,020)	$103,720,610

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

6.                                      Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted income (loss) per share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued.  The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method.  We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004 because such securities are antidilutive for these periods.  The total number of potential common shares excluded from the calculation of diluted loss per common share was 2,693,541 and 3,733,389 for the three months ended June 30, 2005 and 2004, respectively, and 2,747,466 and 3,751,718 for the six months ended June 30, 2005 and 2004, respectively.

The following table presents the computation of basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2005	2005	2004

Weighted average common shares outstanding – shares used in calculating per share amounts - basic	30,481,785	28,989,249	30,436,894	25,675,164
Effect of dilutive common share equivalents – stock options and warrants outstanding	—	—	—	—
Shares used in calculating per share amounts - diluted	30,481,785	28,989,249	30,436,894	25,675,164

7.                                      Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(4,865,303)	$(1,759,892)	$(6,614,583)	$(9,042,739)
Unrealized gain (loss) on short-term Investments	51,497	(65,123)	68,571	(53,576)
Comprehensive loss	$(4,813,806)	$(1,825,015)	$(6,546,012)	$(9,096,315)

8.                                      Stock-Based Compensation

We record compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and its related interpretations.  Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  Options which were granted to employees pursuant to our option cancel and re-grant program are accounted for as variable, whereby the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss, as reported	$(4,865,303)	$(1,759,892)	$(6,614,583)	$(9,042,739)
Add: Stock-based employee compensation expense (benefit) included in reported net loss	1,148,732	847,025	(243,328)	(595,908)
Deduct: Total stock-based employee compensation expense determined under fair value based methods	(1,212,308)	(690,126)	(2,400,559)	(1,123,466)
Pro forma net loss	$(4,928,879)	$(1,602,993)	$(9,258,470)	$(10,762,113)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss per share:
Basic and diluted – as reported	$(0.16)	$(0.06)	$(0.22)	$(0.35)
Basic and diluted – pro forma	$(0.16)	$(0.06)	$(0.30)	$(0.42)

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

As a result of the program, we granted options to purchase 618,738 shares of our common stock.  The shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period.  During the three months ended June 30, 2005 and 2004, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during these periods, we recognized compensation expense of $1,148,732 and $847,025, respectively.  However, due to a decline in our stock price during the six months ended June 30, 2005 and 2004, we recognized a compensation benefit of $243,328 and $595,908, respectively, during these periods.

10.                               Licensing and Collaboration Agreements

License and Collaboration Agreement with Forest Laboratories

In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under our agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees.  However, in light of the increased expense and risk associated with running two parallel trials, we agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only.  In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004, and we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the New Drug Application (NDA) submission to the FDA and with a premium under certain additional circumstances. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, and we will have the option to co-promote using our own sales force up to 25% of the total physician details and would be reimbursed by Forest Laboratories in an amount equal to Forest Laboratories’ cost of providing the equivalent detailing calls.

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

License and Collaboration Agreement with Organon

In June 2005, we entered into a license agreement with Organon in connection with the initiation of our second development program, wherein we are evaluating potential pharmaceutical treatments for OSA.  We entered into three licensing agreements to support and facilitate the program. Specifically, we licensed mirtazapine-related patents from Organon and patents from two other parties that provide the opportunity to combine mirtazapine with a second approved agent with the goal of potentially augmenting efficacy and improving tolerability.  The series of licenses will allow us to evaluate a number of potential OSA treatment modalities in proof of concept trials.

Upon execution of the license agreement with Organon, we issued to Organon as a license fee a warrant to purchase 62,656 shares of our common stock.  These warrants, which have an exercise price of $15.96 per share and expire in June 2010, were valued at $615,000 and recorded as a non-cash compensation charge, classified as research and development expenses, during the second quarter of 2005 since the underlying technology still requires substantial development effort.  Under the agreement with Organon, Cypress and Organon will jointly fund development activities in the event a candidate from the proof of concept trials has been selected for continued development.  If we are able to select a development candidate, the following is the structure of our agreement with Organon.  We will have operational control of the development activities and, depending on the candidate selected, will fund 40% or 50% of the development-related expenses.  If the FDA approves this product, Organon will have operational control of sales and marketing activities, with Cypress having the opportunity to co-promote up to 25% of the physician promotion and details using its own sales force in the United States, Mexico and Canada.  Expenses and revenue in the United States, Mexico and Canada are to be shared between Cypress and Organon based on the level of promotional effort each party contributes, with Cypress having the ability to share up to 40% or 50% depending on the candidate selected.  Organon will be solely responsible for commercialization in the rest of the world and will pay us a royalty on net sales (as defined in the agreement).

Assuming the decision is made by Cypress and Organon to proceed with the commencement of the first Phase III clinical trial, at any time thereafter, either Cypress or Organon may elect to change the structure of the financial agreement to provide that the party that makes such election will no longer share in expenses and revenue, and instead will have the potential right to receive potential milestone and royalty payments in the event a product is commercialized.

In connection with our related licensing transactions with the two other parties (one of which is a related party as discussed in Note 11), we paid the parties aggregate license payments totaling $2.5 million, with the potential for additional milestone payments of up to $25.3 million related to our OSA program, as development progresses. The parties will also participate in royalties from any marketed products that may be developed under the respective agreements.

11.                               Related Party Transaction

A member of our board of directors accepted the position of Chief Executive Officer of a biotechnology company in April 2005.  We entered into an agreement with this company in January 2005 with respect to the in-license of certain patents.  Under this agreement, we have paid an aggregate of $1.5 million, included in research and development expenses, to such biotechnology company.  In the event we move forward with development of a product or products under this agreement, we would be obligated to pay certain milestone and royalty payments.

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

We currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of our common stock on the date of the grant. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future.  However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described above in the disclosure of pro forma net loss and net loss per share.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-Q and any or all of our forward looking statements may turn out to be wrong. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to develop milnacipran for Fibromyalgia Syndrome, our ability to develop mirtazapine for OSA, our ability to develop or acquire any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-Q and in our other SEC filings.

We undertake no obligation to publicly release revisions in such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as required by securities and other applicable laws.

Company Overview

We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes and other central nervous system disorders.   Specifically, our strategy involves acquiring or in-licensing central nervous system, or CNS, active compounds and developing them for novel and typically underserved indications.  The term Functional Somatic Syndromes refers to several related syndromes characterized more by symptoms, suffering and disability than by disease-specific abnormalities that are found upon physical examination and include many overlapping pain and psychiatric conditions,  We pursue opportunities to acquire or in-license CNS active compounds in the areas in which the brain and body overlap, where CNS mechanisms have a strong influence on somatic or bodily symptoms, and our two ongoing development programs are representative of this strategy.

Our goal is to be the first to commercialize a product approved in the United States for the treatment of Fibromyalgia Syndrome, or FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of CNS drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. In July 2005, we completed the first Phase III trial for milnacipran, which was commenced in October 2003. Forest Laboratories has indicated that topline results for this trial are expected to be available in late September or early October of 2005. In October 2004, Forest Laboratories initiated the second Phase III trial evaluating milnacipran for the treatment of FMS.  At the discretion of Forest and Cypress, the second trial could have an evaluation phase of six months or as short as three-months once a patient has reached his or her stable dose.  These two Phase III trials and any additional studies needed for regulatory approval could possibly be completed in 2006 and, if successful, a New Drug Application, or NDA, for FMS could possibly be submitted later in that year at the earliest.

We obtained an exclusive license for milnacipran from Pierre Fabre Medicament in 2001. Milnacipran has been marketed outside of the United States since 1997 as an antidepressant and has been used by over 3,000,000 patients worldwide. We have paid Pierre Fabre a total of $2.5 million, including upfront payments of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003, and issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock in connection with an amendment to the agreement with Pierre Fabre. We are obligated to pay Pierre Fabre 5% of any upfront and milestone payments received from Forest Laboratories as a sublicense fee. A $1.25 million such payment has been made to date.  After a total of $7.5 million has been paid, any additional sublicense fees are credited against any subsequent milestone and royalty payments owed by us to Pierre Fabre. If not used, these credits are carried forward to subsequent years. Additional payments to Pierre Fabre of up to a total of $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. Under our agreement with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees. However, in light of the increased expense and risk associated with running two parallel trials, we have agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only.  In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004, and we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA and with a premium under certain additional circumstances. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote using our own sales force up to 25% of the total physician details and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls.

In June 2005, we announced the initiation of our second development program, wherein we are evaluating potential pharmaceutical treatments for Obstructive Sleep Apnea, or OSA.  We entered into three licensing agreements to support and facilitate the program.  Specifically, we licensed mirtazapine-related patents from Organon (Ireland) Ltd., and patents from two other parties that provide the opportunity to combine mirtazapine with a second approved agent with the goal of potentially augmenting efficacy and improving tolerability.  The series of licenses will allow Cypress to evaluate a number of potential OSA treatment modalities in proof of concept trials.

Upon execution of the license agreement with Organon, we issued to Organon as a license fee a warrant to purchase 62,656 shares of our common stock at an exercise price of $15.96. Under the agreement with Organon, Cypress and Organon will jointly fund development activities in the event a candidate from the proof of concept trials has been selected for continued development.  If we are able to select a development candidate, the following is the structure of our agreement with Organon.  We will have operational control of the development activities and, depending on the candidate selected, will fund 40% or 50% of the development-related expenses.  If the FDA approves this product, Organon will have operational control of sales and marketing activities, with Cypress having the opportunity to co-promote up to 25% of the physician promotion and details using its own sales force in the United States, Mexico and Canada.  Expenses and revenue in the United States, Mexico and Canada are to be shared between Cypress and Organon based on the level of promotional effort each party contributes, with Cypress having the ability to share up to 40% or 50% depending on the candidate selected.  Organon will be solely responsible for commercialization in the rest of the world and will pay Cypress a royalty on net sales.

Assuming the decision is made by Cypress and Organon to proceed with the commencement of the first Phase III clinical trial, at any time thereafter, either Cypress or Organon may elect to change the structure of the financial agreement to provide that the party that makes such election will no longer share in expenses and revenue, and instead will have the potential right to receive potential milestone and royalty payments in the event a product is commercialized.

In connection with our related licensing transactions with two other parties, Cypress paid the parties aggregate license payments totaling $2.5 million, with the potential for additional milestone payments of up to $25.3 million related to our OSA program, as development progresses. The parties will also participate in royalties from any marketed products that may be developed under the respective agreements.

Cypress and Organon are each independently initiating Phase IIa trials that will serve as the basis for selecting the product candidate for further clinical development.  The companies expect the Phase IIa trials to run through the first quarter of 2006, which is also the earliest a development candidate could be selected.

We are continuing to evaluate other various potential strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives.

Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this quarterly report.

Comparison of Three Months Ended June 30, 2005 and 2004

Revenue

We recognized revenues under our collaborative agreement of $2.3 million for the three months ended June 30, 2005 compared to $3.5 million for the three months ended June 30, 2004.  The decrease in revenues under our collaborative agreement is due to the elimination of funding from Forest Laboratories for certain of our employees devoted to the development of milnacipran as of the fourth quarter in 2004 and a decrease in sponsored development reimbursements during the second quarter of 2005 for costs incurred in connection with the first Phase III trial, which is in its final completion stage.  This decrease in revenues under our collaborative agreement was partially offset by sponsored development reimbursements during the second quarter of 2005 for costs incurred in connection with the extension trial to our first Phase III trial, which commenced during the third quarter of 2004.  The revenues recorded during 2005 and 2004 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories for the development and marketing of milnacipran, entered into in January 2004.  Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during the second quarter of 2004 for certain of our employees devoted to the development of milnacipran.

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

Research and Development

Research and development expenses for the three months ended June 30, 2005 were $4.3 million compared to $2.8 million for the three months ended June 30, 2004.  The increase in research and development expenses is primarily attributable to costs incurred during the second quarter of 2005 in connection with the extension trial to our first Phase III trial, which commenced during the third quarter of 2004, and our second Phase III trial for milnacipran, which commenced during the fourth quarter of 2004, license fees of $1.6 million (including a warrant issued to Organon in connection with the licensing agreement valued at $0.6 million) incurred during the second quarter of 2005 related to our OSA program and costs incurred in connection with various proof of concept studies for our sleep apnea program.  This increase in research and development expenses during the second quarter of 2005 was partially offset by a decrease in costs incurred in connection with the first Phase III trial, which is in its final completion stage.  During the second quarter of 2005, we incurred total costs of $1.8 million in connection with our Phase III programs compared to a total of $2.4 million during the second quarter of 2004.  The costs for the first Phase III clinical trial and extension trial are being reimbursed by Forest Laboratories as noted below.

Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals. This funding received from Forest Laboratories for sponsored development reimbursements is included as a component of our revenue under collaborative agreement on the statement of operations.  We agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only.  In connection with this arrangement, we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA and with a premium under certain additional circumstances.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $145,000 and $105,000 related to research and development expenses for the three months ended June 30, 2005 and 2004, respectively, and as discussed below in “Compensation Expense — Variable Stock Options,” we recognized compensation expense for variable stock options of $0 and  $67,000 related to research and development expenses for the three months ended June 30, 2005 and 2004, respectively.

General and Administrative

General and administrative expenses for the three months ended June 30, 2005 were $1.7 million compared to $1.2 million for the three months ended June 30, 2004.  The increase in general and administrative expenses is primarily due to a success-based fee paid to advisors during the second quarter of 2005 in connection with the closing of our licensing agreement with Organon and increased wages expense associated with bonuses paid to executives of the Company.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $506,000 and $514,000 related to general and administrative expenses for the three months ended June 30, 2005 and 2004, respectively, and as discussed below in “Compensation Expense — Variable Stock Options,” we recognized compensation expense for variable stock options of $1.1 million and $780,000 related to general and administrative expenses for the three months ended June 30, 2005 and 2004, respectively.

Non-Cash Compensation Charges

Non-cash compensation charges for the three months ended June 30, 2005 were $651,000, consisting of approximately $145,000 related to research and development expenses and $506,000 related to general and administrative expenses, compared to $619,000, consisting of approximately $105,000 related to research and development expenses and $514,000 related to general and administrative expenses, for the three months ended June 30, 2004.  The increase in non-cash compensation charges is primarily due to an increase in the number of options issued to consultants that vested during the second quarter of 2005.

Compensation Expense  – Variable Stock Options

In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25.  During the three months ended June 30, 2005, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during the period, we recognized compensation expense of $1.1 million, consisting of $0 related to research and development expenses and $1.1 million related to general and administrative expenses.  Similarly, due to an increase in our stock price during the three months ended June 30, 2004, we recognized compensation expense of $847,000, consisting of $67,000 related to research and development expenses and $780,000 related to general and administrative expenses.  In the event our stock price is above $13.20 (closing price on June 30, 2005) on September 30, 2005, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $13.20).  The replacement options expire no later than the earlier of the expiration date of the original option grant or June 27, 2006.

Interest and Other Income

Interest and other income, net, for the three months ended June 30, 2005 was $695,000 compared to $198,000 for the three months ended June 30, 2004.  The increase in interest and other income for the three months ended June 30, 2005 compared to the corresponding period in 2004 is primarily due to a general increase in interest rates and related yields experienced during the second quarter of 2005 compared to the first quarter of 2004 allowing us to reinvest maturing securities at higher interest rates.

Comparison of Six Months Ended June 30, 2005 and 2004

Revenue

We recognized revenues under our collaborative agreement of $5.5 million for the six months ended June 30, 2005 compared to $6.9 million for the six months ended June 30, 2004.  The decrease in revenues under our collaborative agreement is due to the elimination of funding from Forest Laboratories for certain of our employees devoted to the development of milnacipran as of the fourth quarter in 2004 and a decrease in sponsored development reimbursements during 2005 for costs incurred in connection with the first Phase III trial, which is in its final completion stage.  This decrease in revenues under our collaborative agreement was partially offset by sponsored development reimbursements during 2005 for costs incurred in connection with the extension trial to our first Phase III trial, which commenced during the third quarter of 2004.  The revenues recorded during 2005 and 2004 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories for the development and marketing of milnacipran, entered into in January 2004.  Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during 2004 for certain of our employees devoted to the development of milnacipran.

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

Research and Development

Research and development expenses for the six months ended June 30, 2005 were $9.7 million compared to $7.4 million for the six months ended June 30, 2004.  The increase in research and development expenses is primarily attributable to costs incurred during 2005 in connection with the extension trial to our first Phase III trial, which commenced during the third quarter of 2004, and our second Phase III trial for milnacipran, which commenced during the fourth quarter of 2004, license fees of $3.1 million (including a warrant issued to Organon in connection with the licensing agreement valued at $0.6 million) related to our OSA program incurred during 2005 and costs incurred in connection with various proof of concept studies for our sleep apnea program.  This increase in research and development expenses during 2005 was partially offset by a $1.25 million sublicense fee to Pierre Fabre recorded during the first quarter of 2004 in connection with our collaboration agreement with Forest Laboratories, a payment for the exercise of our option in January 2004 to acquire an exclusive license to technology developed under our reformulation and new product agreement with Collegium and a decrease during 2005 in costs incurred in connection with the first Phase III trial, which is in its final completion stage.  During the six months ended June 30, 2005, we incurred total costs of $4.9 million in connection with our Phase III programs compared to a total of $5.9 million (including the $1.25 million sublicense fee to Pierre Fabre) during the six months ended June 30, 2004.  The costs for the first Phase III clinical trial and extension trial are being reimbursed by Forest Laboratories as noted below.

Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals. This funding received from Forest Laboratories for sponsored development reimbursements is included as a component of our revenue under collaborative agreement on the statement of operations.  We agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only.  In connection with this arrangement, we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA and with a premium under certain additional circumstances.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $233,000 and $210,000 related to research and development expenses for the six months ended June 30, 2005 and 2004, respectively, and as discussed below in “Compensation Benefit — Variable Stock Options,” we recognized a compensation benefit for variable stock options of $0 and  $118,000 related to research and development expenses for the six months ended June 30, 2005 and 2004, respectively.

General and Administrative

General and administrative expenses for the six months ended June 30, 2005 were $3.1 million compared to $3.3 million for the six months ended June 30, 2004.  The decrease in general and administrative expenses is primarily due to non-recurring costs incurred during the first quarter of 2004, consisting of a success-based fee paid to our investment bankers in connection with the closing of our collaboration agreement with Forest Laboratories in January 2004 and a one-time fee associated with our being listed during the first quarter of 2004 on the Nasdaq National Market.  This decrease was partially offset by a success-based fee paid to advisors during the second quarter of 2005 in connection with the closing of our licensing agreement with Organon, an increase in consulting costs and travel expenses during 2005 in connection with business development activities and increased wages expense during 2005 associated with bonuses paid to executives of the Company.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $560,000 and $5.9 million related to general and administrative expenses for the six months ended June 30, 2005 and 2004, respectively, and as discussed below in “Compensation Benefit — Variable Stock Options,” we recognized a compensation benefit for variable stock options of $243,000 and $478,000 related to general and administrative expenses for the six months ended June 30, 2005 and 2004, respectively.

Non-Cash Compensation Charges

Non-cash compensation charges for the six months ended June 30, 2005 were $793,000, consisting of approximately $233,000 related to research and development expenses and $560,000 related to general and administrative expenses, compared to $6.1 million, consisting of approximately $210,000 related to research and development expenses and $5.9 million related to general and administrative expenses, for the six months ended June 30, 2004.  The decrease in non-cash compensation charges is primarily due to non-recurring, non-cash compensation charges recorded during the first quarter of 2004, consisting of $2.4 million related to stock options previously granted to consultants and two former board members for services that vested upon the completion of the collaboration agreement with Forest Laboratories and $2.8 million in connection with the accounting treatment for stock options related to the resignation of certain board members to roles as consultants during the first quarter of 2004.

Compensation Benefit  – Variable Stock Options

In connection with the option cancel and re-grant program implemented in 2001, which resulted in variable accounting for the newly issued options under FIN 44, we recognized a compensation benefit of $243,000, consisting of $0 related to research and development expenses and $243,000 related to general and administrative expenses, during the six months ended June 30, 2005 as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period. Similarly, due to a decrease in our stock price during the six months ended June 30, 2004, we recognized a compensation benefit of $596,000, consisting of $118,000 related to research and development expenses and $478,000 related to general and administrative expenses, to reflect the decline in the intrinsic value of the common stock underlying the options.  In the event our stock price is above $13.20 (closing price on June 30, 2005) on September 30, 2005, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $13.20).

Interest and Other Income

Interest and other income, net, for the six months ended June 30, 2005 was $1.2 million compared to $270,000 for the six months ended June 30, 2004.  The increase in interest and other income for the six months ended June 30, 2005 compared to the corresponding period in 2004 is primarily due to higher average cash and investment balances during 2005 achieved primarily through the proceeds from our secondary offering completed in April 2004 and a general increase in interest rates and related yields experienced during 2005 compared to 2004 allowing us to reinvest maturing securities at higher interest rates.

Liquidity and Capital Resources

At June 30, 2005, we had cash, cash equivalents and short-term investments of $111.5 million compared to cash, cash equivalents and short-term investments of $112.0 million at December 31, 2004.  Working capital at June 30, 2005 totaled $108.7 million compared to $112.8 million at December 31, 2004.  We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.

Net cash used in operating activities totaled $3.3 million for the six months ended June 30, 2005 compared to net cash provided by operating activities of $15.0 million for the six months ended June 30, 2004. The primary use of cash during the six months ended June 30, 2005 was to fund our operating activities during the period.  The primary source of cash from operations during the six months ended June 30, 2004 was the upfront payment of $25.0 million received from Forest Laboratories, offset by cash used in operations of approximately $10.0 million.

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2005 compared to $80.3 million for the six months ended June 30, 2004.  The decrease in net cash used in investing activities during the six months ended June 30, 2005 compared to the corresponding prior year period was primarily a result of the purchase of short-term securities during 2004 with the proceeds from the secondary offering of our common stock completed during April 2004.

Net cash provided by financing activities was $2.7 million for the six months ended June 30, 2005, compared to $75.3 million for the six months ended June 30, 2004. The decrease in net cash provided by financing activities during the six months ended June 30, 2005 compared to the corresponding prior year period was primarily the result of proceeds of approximately $2.8 million from the exercise of stock options and warrants during 2005 compared to proceeds of approximately $74.2 million from the completion of our secondary offering of common stock during April 2004, proceeds of approximately $0.9 million from the exercise of stock options and warrants during 2004 and the receipt of the payment of the shareholder receivable in the amount of $0.2 million during 2004.

The following table summaries our long-term contractual obligations as of June 30, 2005:

	Total	Less than 1 year (2005)	1 - 3 years (2006- 2008)	After 4 years (2009 and beyond)
Operating leases	$385,383	$90,309	$295,074	$—
Purchase obligations (1)	1,519,115	1,191,745	327,370	—
Total	$1,904,498	$1,282,054	$622,444	$—

(1)                                  Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty.

Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of June 30, 2005.

Other commercial commitments include certain potential milestone, sublicense and royalty payments to Pierre Fabre and other parties from whom we licensed patents in connection with our OSA program as discussed in the “Overview” section and milestone payments of up to $5.4 million to Collegium Pharmaceutical, Inc. in connection with the reformulation and new product agreement entered into with Collegium. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above. The above also does not include the external costs of the second Phase III trial for FMS that we have agreed to fund.

Until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from revenue from our collaboration agreement and if available to us, cash from financings. Our current expected primary cash needs on both a short term and long-term basis are for the identification, acquisition or license, and development of potential future products, development of current products, working capital and other general corporate purposes. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium, costs of in-licensing or acquiring additional compounds or companies, funding external research and funding clinical development for any product (other than our FMS or OSA product) that we may in-license or acquire, we estimate that based on our current business plan, which now includes the development of a candidate for OSA, we will require approximately $12 million to fund our operations for the remainder of 2005. One of our ongoing goals is to identify and in-license new products.  In the event we acquire, license or develop any new products, the amount to fund our operations for 2005 would increase, possibly materially. We expect the current trend of net losses to continue for at least the next several years as we seek to acquire, license or develop additional products for the treatment of Functional Somatic Syndromes and other central nervous system disorders. Such losses may fluctuate, and the fluctuations may be substantial.

Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at June 30, 2005 are sufficient to fund operations for the next several years.  However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products and companies, and other alternatives that we believe may enhance stockholder value.  In order to acquire or develop additional products, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:

•                                          the extent to which we acquire or invest in other products and businesses;

•                                          the costs of in-licensing drug candidates;

•                                          the ability of Forest Laboratories and us to reach milestones, and other events or developments under our collaboration agreement;

•                                          the ability of Organon, our other OSA related collaborators, to reach milestones, and other   events or developments under our collaboration agreements;

•                                          the costs and timing of development and regulatory approvals for milnacipran and our OSA product candidate; and

•                                          the costs of commercialization of any future products.

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

There are limited data supporting the use of milnacipran, for the treatment of FMS. Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has only been tested as a treatment for FMS in our Phase II trial, during which milnacipran was administered to only 97 individuals with FMS. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. We have two ongoing Phase III clinical trials and cannot predict whether the results of our Phase II trial will be repeated in our Phase III clinical trials which have larger patient populations and are being conducted for longer time periods. As expected, we are experiencing higher patient drop out rates in our Phase III trials than in our Phase II trial for milnacipran.  The only data we, or any of our investigators, currently have available to us from these trials is blended and blinded, meaning that the data is pooled from a number of patients and we do not have access to the key to correlate individual patients’ responses to whether they are on placebo or drug. The data are therefore not decipherable and any speculation about outcome from these data is not meaningful for predicting efficacy of milnacipran. Milnacipran may not prove to be effective to treat FMS in either or both of our Phase III trials.  If the topline results from our first Phase III clinical trial, which are expected late September or early October are not positive, it will have a material negative impact on our stock price.  The FDA has never approved a drug for the treatment of FMS. In addition, all or any of our clinical trials may reveal that milnacipran is not safe.  If milnacipran is not demonstrated to be a safe and effective treatment for FMS to the satisfaction of the FDA or other regulatory agencies, we will not receive regulatory approval and our business would be materially harmed.

We are dependent on our collaboration with Forest Laboratories to develop and commercialize milnacipran and to obtain regulatory approval. Events or circumstances may occur that delay or prevent the development and commercialization of milnacipran.

Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of milnacipran, for all indications in the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical. Forest Laboratories is responsible for funding the development of milnacipran, including clinical trials and regulatory approval, other than the external costs of the second Phase III trial, which we have agreed to fund.  If the FDA approves this product candidate, Forest Laboratories will also have primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of milnacipran. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to establish the safety and efficacy of milnacipran, obtain regulatory approvals and achieve market acceptance of milnacipran for the treatment of FMS.

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

Furthermore, Forest Laboratories may terminate our collaboration agreement upon our material breach or our bankruptcy and may also terminate our agreement upon 120 days’ notice in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of a NDA or to result in labeling or indications that would significantly adversely affect the marketing of any product developed under the agreement. If any of these events occur, we may not be able to find another collaborator for development or commercialization, and if we elected to pursue further development and commercialization of milnacipran, we would experience substantially increased capital requirements that we might not be able to fund.

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

We rely upon Pierre Fabre as our exclusive supplier of the compound used as the active ingredient in our milnacipran product candidate and if Pierre Fabre fails to supply us sufficient quantities of the active ingredient it may delay or prevent us from developing and commercializing milnacipran.

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

There are very limited data supporting the use of mirtazapine for the treatment of OSA and it may not work.

There are very limited data supporting the use of mirtazapine alone, and no data supporting the use of mirtazapine in combination with another compound, for the treatment of OSA. We have made certain assumptions about mirtazapine as a potential treatment for OSA based on our assumptions about OSA and its causes and the pharmacology of mirtazapine and other compounds that we intend to combine with mirtazapine.  However, these assumptions may prove to be wrong.  Although mirtazapine is currently being sold as an antidepressant, it has only been tested as a treatment for OSA in animals and in 10 patients in one study and has never been tested for the treatment of OSA in combination with any other drug.  Results obtained in animals are not highly predictive of results in humans.  In addition, it is possible that the results that were obtained in this small study will not be repeated.  We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of any product candidate we develop using mirtazapine for the treatment of OSA. We and Organon have only begun our first Phase IIa trials and it is possible that mirtazapine, alone or in combination, may not work to treat OSA.  The FDA has approved medical devices for the treatment of OSA but has never approved a drug for the treatment of OSA. In addition, our clinical trials may reveal that mirtazapine, alone or in combination with another compound, is not safe. If mirtazapine is not demonstrated to be a safe and effective treatment for OSA to the satisfaction of the FDA or other regulatory agencies, we will not receive regulatory approval and our business would be materially harmed.

We will rely upon an exclusive license from Organon in order to develop and sell mirtazapine for OSA, and our ability to pursue the development and commercialization of mirtazapine for the treatment of OSA depends upon the continuation of our license from Organon, and potentially two other third parties, depending upon whether or not a combination compound is selected.

Our license agreement with Organon provides us with an exclusive license to develop and sell any products with the compound mirtazapine as an active ingredient for OSA. Either we or Organon may terminate the license agreement for cause upon 60 days’ prior written notice to the other party upon the bankruptcy or dissolution of the other party, or upon a breach of any material provision of the agreement if the breach is not cured within 60 days, 45 days with respect to payments, following the written notice. Furthermore, either party has the right to terminate the agreement upon 60 days’ prior notice if we and Organon determine to cease all development under the agreement.  If our license agreement with Organon were terminated, we would lose our rights to develop and commercialize mirtazapine for OSA.

We have also entered into two other license agreements that provide us with the flexibility to develop mirtazapine in combination with other compounds.  These agreements may also be terminated by either party under similar circumstances to those under our agreement with Organon.

Provisions in our collaboration agreement with Forest Laboratories, our license agreement with Pierre Fabre and our agreement with Organon may prevent or delay a change in control.

Our collaboration agreement with Forest Laboratories provides that Forest Laboratories may elect to terminate our co-promotion rights for milnacipran or any other product developed under the collaboration agreement and we may lose our decision making authority with respect to the development of milnacipran if we engage in a merger, consolidation or sale of all or substantially all of our assets, or if another person or entity acquires at least 50% of our voting capital stock. Our license agreement with Pierre Fabre provides that Pierre Fabre may elect to terminate the agreement upon a change in control transaction in which a third party acquiror of us controls an SNRI product, and the acquiror does not take certain actions (e.g., divestiture of such SNRI product) within a specified time period to cure the breach of certain restrictions in the agreement that results from such SNRI product.  Our agreement with Organon provides that Organon may elect to cause Cypress to exercise its option to receive potential royalty and milestone payments instead of participating in the cost and revenue sharing arrangement upon a change in control in the event that an acquiring company has an approved product in the market or in a Phase III or later clinical development that would compete with mirtazapine as a potential treatment for OSA and the acquirer does not agree to divest such product within 12 months following the change in control.

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

As part of our strategy, we are continuing to evaluate potential strategic transactions, including potential acquisitions of products, technologies and companies, in order to expand our product pipeline. As we did with our in-licensing of milnacipran and mirtazapine, we may seek to in-license compounds or acquire products or businesses. Future acquisitions and licensing transactions may expose us to operational and financial risks, including:

•                                          higher development costs than we anticipate;

•                                          higher than expected licensing or acquisition and integration costs;

•                                          exposure to liabilities of licensed or acquired intellectual property, compounds or products;

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

We are at an early stage of development as a biotechnology company and do not have any commercial products. We have only two product candidates, milnacipran, which we sublicensed to Forest Laboratories in January 2004 and mirtazapine, which is partnered with Organon as of June 2005. Milnacipran, our OSA candidate mirtazapine, or any future product candidates we may acquire or develop, will require significant additional development, clinical trials, regulatory approvals and additional investment before they can be commercialized. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates are not shown to be safe and effective in clinical trials, because we have inadequate financial or other resources to pursue clinical development of the product candidate, or because the FDA does not grant regulatory approval. We do not expect milnacipran to be marketed for a number of years, if at all, and mirtazapine as a potential treatment for OSA is at an even earlier stage of development. If we and Forest Laboratories are unable to develop milnacipran  or if we and Organon are unable to develop mirtazapine as a commercial drug in the United States, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

The FDA approval of milnacipran, mirtazapine, or any future product candidate is uncertain and will involve the commitment of substantial time and resources.

Even if our Phase III trials for milnacipran, our Phase IIa trials for mirtazapine, or any future clinical trials are successful, we may not receive required regulatory approval from the FDA or any other regulatory body required for the commercial sale of milnacipran, mirtazapine, or any future products in the United States.  In addition, even if we do obtain approval to market milnacipran or mirtazapine, the approval process by the FDA may take longer than we anticipate. The regulatory approval of a new drug typically takes many years and the outcome is uncertain. Despite the time and resources expended, regulatory approval is never guaranteed. If we fail to obtain regulatory approval for milnacipran, mirtazapine, or any future product candidates, we will be unable to market and sell any products and therefore may never generate any revenues from product sales or become profitable. In addition, our collaborators, or our third party manufacturers’ failure to comply with the FDA and other applicable United States or foreign regulations may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve new drug approval applications.

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

The amounts we are funding for external expenses for the second Phase III clinical trial evaluating milnacipran are only reimbursed to us by Forest Laboratories under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA.  It is possible that the second Phase III trial may not be utilized as one of the pivotal trials in the NDA submission, and, in such event, we will not be reimbursed by Forest Laboratories for certain costs incurred in connection with the second Phase III clinical trial.  It is also possible that in the event the results from the first Phase III clinical trial are not successful, that Forest could alter the development plan for milnacipran or even terminate our collaboration agreement plan, which would prevent us from ever being reimbursed for our funding of the external expenses for the second Phase III trial for milnacipran.

If we receive regulatory approval for milnacipran, mirtazapine or any other future product candidate, we will be subject to ongoing FDA obligations and continuing regulatory review.

Any regulatory approvals that we or our collaborators receive for milnacipran, mirtazapine, or any future product candidates will be limited to the indications, dosages and restrictions on the product label. We currently intend to seek approval for milnacipran in the treatment of FMS and mirtazapine for the treatment of OSA. The FDA may not approve milnacipran or mirtazapine for our preferred indications at all, may approve milnacipran or mirtazapine for a more limited indication, or may impose additional limitations on the indicated uses or contain requirements for post-marketing surveillance or the performance of potentially costly post-marketing studies. Even if we receive FDA and other regulatory approvals, as we have seen with other products on the market for pain, milnacipran, or mirtazapine or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In our Phase II trial evaluating milnacipran for the treatment of FMS, the most common dose-related side effects reported by patients were nausea, particularly early in the study, as well as a slight increase in heart rate. Mirtazapine has a side effect profile that includes both sedation and weight gain, both of which could be significant in patients with OSA.  Any marketed product and its manufacturer continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize milnacipran, mirtazapine, or any of our other future product candidates.

As of July 31, 2005, we had only 15 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We and Forest Laboratories are using the services of Scirex, a contract research organization, to conduct the first Phase III trial with respect to milnacipran, and to assist in the conduct of the second Phase III trial with respect to milnacipran. We are also using a contract research organization to conduct our Phase IIa trial for mirtazapine, alone and in combination with other compounds.  Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not plan on significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran, mirtazapine, or any of our other future product candidates.

Even if our product candidates are approved, the market may not accept these products.

Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, milnacipran, mirtazapine, or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The FDA has never approved a drug for the treatment of FMS and has only approved medical devices for the treatment of OSA, and we cannot predict whether milnacipran or mirtazapine, if approved for these indications, will gain market acceptance. A number of additional factors may limit the market acceptance of products including the following:

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

If milnacipran, mirtazapine, or any future product candidates that we may develop do not achieve market acceptance, we may lose our investment in that product candidate, which may cause our stock price to decline.

Our competitors may develop and market products that are less expensive, more effective or safer, which may diminish or eliminate the commercial success of any products we may commercialize.

The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS, or other central nervous system disorders, including OSA.  With respect to our FMS program, Pfizer, Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS. In addition, Eli Lilly and Company has publicly disclosed that it has conducted two Phase II clinical trials evaluating the efficacy and safety of its compound, duloxetine, as a treatment for FMS. Both companies may have or may decide to pursue Phase III programs with their compounds in FMS.  Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it is anticipated that duloxetine, which is currently approved but not yet available for the treatment of depression, will receive some off-label use for the treatment of FMS. Tricyclic antidepressants, or TCAs, which are inexpensive generic formulations, are currently viewed as the drugs of choice in treating FMS.

It is possible that our competitors will develop and market products for FMS and OSA prior to us and that are less expensive and more effective than milnacipran or any of our future products or that will render any of our products obsolete.  With respect to OSA, there is already competition from medical device companies.  We also expect that, in the treatment of Functional Somatic Syndromes and other central nervous system disorders, competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial resources, technical expertise, research capabilities and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

We have the right to co-promote milnacipran and mirtazapine, but we do not have the marketing, sales or distribution experience or capabilities.

Our ability to co-promote any product developed under our agreements with Forest Laboratories and Organon is subject to our building our own marketing and sales capabilities, and we currently do not have the ability to directly sell, market or distribute any product. In addition, in the event our agreement with

Forest Laboratories or our agreement with Organon is terminated or with respect to any other product we may develop that is not covered by our collaborations with Forest Laboratories or Organon, we would have to obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force or build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms or establish sales, marketing and distribution capabilities of our own. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

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

•                                          the future revenues and profitability of our potential customers, suppliers and collaborators; and

•                                          the availability of capital.

Successful commercialization of milnacipran and mirtazapine in the United States will depend in part on the extent to which government, insurance and management care organizations and other health care payors establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. Third-party payors are increasingly challenging the prices charged for prescription drugs. Third-party payors are also encouraging the use of generic drugs. These trends could influence health care purchases, as well as legislative proposals to reform health care or reduce government insurance programs and result in the exclusion of our product candidates from coverage and reimbursement programs or lower the prices of our product candidates. Our revenues from the sale of any approved products could be significantly reduced as a result of these cost containment measures and reforms.

We rely on our employees and consultants for their scientific and technical expertise in connection with our business operations.

We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business.  As of July 31, 2005, we had only 15 full time employees and therefore, we rely heavily on our employees.  In addition, because we have a small number of employees, we rely more on consultants than do other companies.  If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran, mirtazapine, or any further products. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.

Our employment agreement with our chief executive officer provides for “at will” employment, which means that he may terminate his services to us at any time. In addition, our scientific advisors may terminate their services to us at any time.

We may be subject to product liability claims that could cause us to incur liabilities beyond our insurance coverage.

We plan to continue conducting clinical trials on humans using milnacipran and mirtazapine, and the use of milnacipran and mirtazapine may result in adverse effects. Although we are aware that there are side effects associated with both milnacipran and mirtazapine, we cannot predict all possible harm or side effects that may result from the treatment of patients with milnacipran, mirtazapine, or any of our future products, and the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities. We currently maintain $10,000,000 in insurance for product liability claims. We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.

We have a history of operating losses and we may never be profitable.

We have incurred substantial losses during our history. For the six months ended June 30, 2005 and the years ended December 31, 2004, 2003 and 2002, we incurred net losses of $6.6 million, $11.2 million, $21.7 million and $1.0 million, respectively. As of June 30, 2005, we had an accumulated deficit of $144.1 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran and our and Organon’s ability to develop, market and commercialize mirtazapine with sufficient sales volumes, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next several years or become profitable in the foreseeable future and may never achieve profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or discontinue the completion of any proposed acquisitions or adversely affect our ability to realize the expected benefits of any completed acquisitions.

We agreed to pay certain expenses in connection with the second Phase III clinical trial for milnacipran in FMS.  In addition, we will incur certain non-reimbursable expenses in connection with the development of milnacipran. We are funding our current Phase IIa clinical trial for mirtazapine, alone and in combination with other compounds, and in the event a candidate is selected to be developed for OSA, we will share development costs with Organon.  We will also incur expenses in connection with the evaluation of potential acquisitions or other strategic transactions and additional expenses in the event we close any such transactions. We do not have any committed external sources of funding and we will likely need to raise additional capital through the sale of equity or debt. The amount of capital we will require will depend upon many factors, including but not limited to, our OSA program, the evaluation and potential closing of any strategic transactions and the development strategy for milnacipran. If we are unable to raise capital when we need it, we may have to scale back or discontinue the evaluation or completion of any proposed acquisitions or strategic transaction(s).

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish propriety rights.

We will likely raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, including by offering any of the shares of common stock covered by this prospectus, our existing stockholders’ ownership percentage will be diluted.  In addition, if we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish potential valuable rights to our potential products on terms that are not favorable to us.

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

The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2002 through December 31, 2004, the high and low closing sales prices for our common stock ranged from $1.00 to $16.05.  For the six months ended June 30, 2005, our high and low closing sales prices were $14.05 and $8.50, respectively.   Our stock price has been and will likely continue to be affected by this type of market volatility, as well as by our own performance. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

•                                          the results of our first Phase III clinical trial for milnacipran and all of our other clinical trials for milnacipran;

•                                          developments in our relationship with Forest Laboratories;

•                                          developments in our relationship with Pierre Fabre;

•                                          the results and timing of our and Organon’s Phase IIa trials for mirtazapine;

•                                          developments in our relationship with Organon;

•                                          our entering into, or failing to enter into, an agreement for the acquisition of any products or companies, or an agreement with any corporate collaborator;

•                                          our available cash;

•                                          announcements of technological innovations or new products by us or our competitors;

•                                          developments in our patent or other proprietary rights;

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

As of July 31, 2005, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 35% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

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

Risks Related to Our Intellectual Property

We rely primarily on a method patent to protect our proprietary technology for the development of milnacipran and mirtazapine, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

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

We also will rely on method of use patents to protect our proprietary technology for the development of mirtazapine for OSA.  The composition of matter patent for mirtazapine has expired.  Because mirtazapine is sold as a generic drug, other companies may be able to sell mirtazapine for indications other than OSA in competition with us unless we, Organon and other license partners, depending upon which combination compound is selected, are able to obtain additional patent protection under the various patent applications that have been filed.

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

Not applicable

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders, or the Annual Meeting, of the Company was held on June 6, 2005.  The Company had 30,406,225 shares of common stock outstanding and entitled to vote as of April 21, 2005, the date of record of the meeting.  At the meeting, holders of a total of 27,255,620 shares of common stock were present in person or represented by proxy.  The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:

(1) For the elections of the nominee directors that will hold office until the annual meeting of stockholders in 2008:

	For	Withheld Authority or Against

Jon W. McGarity	26,952,165	303,455
Jean-Pierre Millon	26,905,804	349,816
Gary D. Tollefson	26,240,952	1,014,668

The Company’s Board of Directors is comprised of the individuals elected this year and the following directors for completing the following terms:  Jay Kranzler, Perry Molinoff and Daniel Petree whose terms expire in 2006 and Samuel Anderson and Jack Vaughn whose terms expire in 2007.

(2) To ratify the selection of Ernst & Young LLP by the Audit Committee of our Board of Directors to continue as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

For	Against	Abstained
27,111,677	142,027	1,916

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.3	Second Amended and Restated By-Laws. (2)

4.1	Form of Stock Certificate. (3)

10.1	License and Collaboration Agreement dated June 29, 2005 between Organon (Ireland) Ltd. And Cypress. (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

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

(4) Confidential treatment has been requested for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Cypress Bioscience, Inc.

Date: August 9, 2005	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 9, 2005	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer and Senior Vice President (Principal Financial Officer)