Form 10-Q
period 2005-09-30
CYPRESS BIOSCIENCE INC
filed 2005-11-09
CIK 716054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                                 Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005, or

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

Indicate by check mark (☒) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark (☒) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate by check mark (☒) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At November 7, 2005, 31,898,345 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 –	Condensed Financial Statements (Unaudited)

Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (unaudited)

Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)

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

Signatures

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CYPRESS BIOSCIENCE, INC.

BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$4,414,127	$8,303,388
Short-term investments	106,266,723	103,720,610
Receivable from Forest Laboratories	868,750	5,656,964
Prepaid expenses and other current assets	1,061,704	601,721
Total current assets	112,611,304	118,282,683

Property and equipment, net	55,554	75,379
Other assets	31,462	31,462
Total assets	$112,698,320	$118,389,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$377,606	$712,843
Accrued compensation	32,290	308,855
Accrued liabilities	355,268	461,582
Payable to Forest Laboratories	1,220,555	800,000
Capital lease obligations	—	36,870
Current portion of deferred revenue	3,125,000	3,125,000
Total current liabilities	5,110,719	5,445,150

Deferred rent	19,594	20,565
Deferred revenue, net of current portion	16,406,250	18,750,000

Stockholders’ equity:
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 31,898,345 and 30,363,994 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	31,898	30,364
Additional paid-in capital	234,978,036	231,474,500
Accumulated other comprehensive income	474,139	161,327
Accumulated deficit	(144,322,316)	(137,492,382)
Total stockholders’ equity	91,161,757	94,173,809
Total liabilities and stockholders’ equity	$112,698,320	$118,389,524

See accompanying notes to financial statements.

Note:  The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Revenues under collaborative agreement	$1,575,000	$4,259,010	$7,118,453	$11,117,451

Costs and expenses:
Research and development	3,195,550	3,846,506	12,935,243	11,209,049
General and administrative	755,872	1,119,855	3,870,628	4,452,976
Non-cash compensation charges (A)	91,575	131,235	884,073	6,199,064
Compensation benefit – variable stock options (B)	(1,580,894)	(782,454)	(1,824,222)	(1,378,362)
Total costs and expenses	2,462,103	4,315,142	15,865,722	20,482,727

Other income (expense):
Interest and other income, net	671,752	434,233	1,918,745	703,795
Interest expense	—	(1,676)	(1,410)	(4,833)
	671,752	432,557	1,917,335	698,962

Net income (loss)	$(215,351)	$376,425	$(6,829,934)	$(8,666,314)

Net income (loss) per share – basic and diluted	$(0.01)	$0.01	$(0.22)	$(0.32)

Shares used in computing net income (loss) per share –basic	31,627,157	29,624,813	30,838,008	27,001,323

Shares used in computing net income (loss) per share –diluted	31,627,157	32,890,482	30,838,008	27,001,323

(A) Non-cash compensation charges include the following related expenses:
Research and development	$62,849	$86,794	$295,778	$296,697
General and administrative	28,726	44,441	588,295	5,902,367
	$91,575	$131,235	$884,073	$6,199,064

(B) Compensation benefit –variable stock options includes the following related expenses:
Research and development	$—	$(61,854)	$—	$(179,928)
General and administrative	(1,580,894)	(720,600)	(1,824,222)	(1,198,434)
	$(1,580,894)	$(782,454)	$(1,824,222)	$(1,378,362)

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net loss	$(6,829,934)	$(8,666,314)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23,064	37,171
Gain on sale and disposal of property and equipment	(4,186)	—
Stock, stock options and warrants issued for services	884,073	6,199,064
Warrants issued in connection with licensing agreement	615,000	—
Stock benefit on variable employee options	(1,824,222)	(1,378,362)
Changes in operating assets and liabilities, net	1,685,949	19,302,718
Net cash (used in) provided by operating activities	(5,450,256)	15,494,277

Investing Activities
Purchases of short-term investments	(375,453,301)	(411,194,837)
Proceeds from sale of short-term investments	373,220,000	332,753,000
Purchases of property and equipment	(35,232)	(11,415)
Proceeds from sale of property and equipment	36,179	—
Net cash used in investing activities	(2,232,354)	(78,453,252)

Financing Activities
Proceeds from exercise of stock options and warrants	3,830,219	1,170,990
Proceeds from secondary offering of common stock	—	74,218,897
Proceeds from payment of shareholder receivable	—	189,973
Payment of capital lease obligations	(36,870)	(10,711)
Net cash provided by financing activities	3,793,349	75,569,149

Increase (decrease) in cash and cash equivalents	(3,889,261)	12,610,174
Cash and cash equivalents at beginning of period	8,303,388	859,820
Cash and cash equivalents at end of period	$4,414,127	$13,469,994

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.                                      Business

We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other central nervous system disorders, such as Obstructive Sleep Apnea, or OSA. We in-licensed our first clinical candidate for clinical development, milnacipran, in August of 2001 from Pierre Fabre Médicament, or Pierre Fabre. We completed our Phase II trial to evaluate milnacipran in the potential treatment of FMS in the fourth quarter of 2002, and the final results were announced in the first quarter of 2003.  We completed our first Phase III trial evaluating milnacipran as a potential treatment for FMS in July 2005 and announced the top-line results in September 2005.  Although the results did not achieve statistical significance at the p<0.05 level, we believe the preliminary results support continuation of the development program and the planned development program for milnacipran will continue.  This development program includes an ongoing Phase III study and an additional Phase III study, yet to be initiated.  In January 2004, we entered into an agreement with Forest Laboratories for the development and marketing of milnacipran.  In June 2005, we announced the initiation of our second development program, wherein we are evaluating potential pharmaceutical treatments for OSA.  We entered into three licensing agreements to support and facilitate the program whereby we licensed mirtazapine-related patents from Organon (Ireland) Ltd. and patents from two other parties that provide the opportunity to combine mirtazapine with a second approved agent with the goal of potentially augmenting efficacy and improving tolerability.

2.                                      Basis of Presentation

The accompanying financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC.  In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein.  All such adjustments are normal and recurring in nature.  Interim results are not necessarily indicative of results for the full year.  For more information, these financial statements should be read in conjunction with the audited financial statements and the related disclosures included in our 2004 report on Form 10-K filed with the SEC on March 16, 2005.

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

At September 30, 2005 and December 31, 2004, short-term investments consisted of the following:

	September 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$102,391,877	$482,901	$—	$102,874,778
Certificates of deposit	3,400,707	—	(8,762)	3,391,945
	$105,792,584	$482,901	$(8,762)	$106,266,723

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$95,058,608	$175,347	$—	$95,233,955
Certificates of deposit	8,500,675	—	(14,020)	8,486,655
	$103,559,283	$175,347	$(14,020)	$103,720,610

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

6.                                      Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted income (loss) per share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued.  The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method.  We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended September 30, 2005 and the nine months ended September 30, 2005 and 2004 because such securities are antidilutive for these periods.  The total number of potential common shares excluded from the calculation of diluted loss per common share was 1,954,900 for the three months ended September 30, 2005, and 2,479,432 and 3,596,045 for the nine months ended September 30, 2005 and 2004, respectively.

The following table presents the computation of basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Weighted average common shares outstanding – shares used in calculating per share amounts - basic	31,627,157	29,624,813	30,838,008	27,001,323
Effect of dilutive common share equivalents – stock options and warrants outstanding	—	3,265,669	—	—
Shares used in calculating per share amounts - diluted	31,627,157	32,890,482	30,838,008	27,001,323

7.                                      Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(215,351)	$376,425	$(6,829,934)	$(8,666,314)
Unrealized gain on short-term investments	244,241	76,580	312,812	23,004
Comprehensive income (loss)	$28,890	$453,005	$(6,517,122)	$(8,643,310)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(215,351)	$376,425	$(6,829,934)	$(8,666,314)
Add: Stock-based employee compensation benefit included in reported net income (loss)	(1,580,894)	(782,454)	(1,824,222)	(1,378,362)
Deduct: Total stock-based employee compensation expense determined under fair value based methods	(1,129,793)	(744,987)	(3,530,352)	(1,868,453)
Pro forma net loss	$(2,926,038)	$(1,151,016)	$(12,184,508)	$(11,913,129)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) per share:
Basic and diluted – as reported	$(0.01)	$0.01	$(0.22)	$(0.32)
Basic and diluted – pro forma	$(0.09)	$(0.04)	$(0.40)	$(0.44)

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

As a result of the program, we granted options to purchase 618,738 shares of our common stock.  The shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period.  During the three months ended September 30, 2005 and 2004, as the intrinsic value of the common stock underlying the options decreased due to a decrease in our stock price during these periods, we recognized a compensation benefit of $1,580,894 and $782,454, respectively.  Similarly, due to a decline in our stock price during the nine months ended September 30, 2005 and 2004, we recognized a compensation benefit of $1,824,222 and $1,378,362, respectively, during these periods.

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

Under the agreement with Forest Laboratories, we received an upfront, non-refundable payment of $25.0 million, of which $1.25 million, classified as research and development expenses, was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to us under the agreement could total approximately $205.0 million related to the development of milnacipran for the treatment of FMS, a large portion of which will depend upon achieving certain sales of milnacipran and an additional $45.0 million in the event that we and Forest Laboratories develop milnacipran for other indications.  In addition, we have the potential to receive royalty payments based on sales of licensed product under this agreement. Forest Laboratories also assumed the future royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran.

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

Company Overview

We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes and other central nervous system disorders.   Specifically, our strategy involves acquiring or in-licensing central nervous system, or CNS, active compounds and developing them for novel and typically underserved indications.  The term Functional Somatic Syndromes refers to several related syndromes characterized more by symptoms, suffering and disability than by disease-specific abnormalities that are found upon physical examination and include many overlapping pain and psychiatric conditions.  We pursue opportunities to acquire or in-license CNS active compounds in the areas in which the brain and body overlap, where CNS mechanisms have a strong influence on somatic or bodily symptoms, and our two ongoing development programs are representative of this strategy.

Our goal is to be the first to commercialize a product approved in the United States for the treatment of Fibromyalgia Syndrome, or FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of CNS drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. In July 2005, we completed the first Phase III trial for milnacipran, which was commenced in October 2003. We announced the top-line results from this first Phase III trial in September 2005.  Although the results did not achieve statistical significance at the p<0.05 level, we believe the preliminary results support continuation of the development program and the planned development program for milnacipran will continue.  This development program includes an ongoing Phase III study and an additional Phase III study, yet to be initiated. In October 2004, Forest Laboratories initiated the second Phase III trial evaluating milnacipran for the treatment of FMS, which will have an evaluation phase of six months once a patient has reached his or her stable dose.  Upon further analysis of the results of the first Phase III trial, Cypress and Forest will be in a position to better assess what impact the results of the first Phase III clinical trial will have on the timing of a potential New Drug Application (NDA) for milnacipran.

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

Cypress and Organon are each independently initiating Phase IIa trials that will serve as the basis for selecting the product candidate for further clinical development.  The companies expect the Phase IIa trials to run through at least the first quarter of 2006, which is also the earliest a development candidate to be evaluated in further trials could be selected.

We are continuing to evaluate other various potential strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives.

Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this quarterly report.

Comparison of Three Months Ended September 30, 2005 and 2004

Revenue

We recognized revenues under our collaborative agreement of $1.6 million for the three months ended September 30, 2005 compared to $4.3 million for the three months ended September 30, 2004.  The decrease in revenues under our collaborative agreement is due to a decrease in sponsored development reimbursements during the third quarter of 2005 for costs incurred in connection with the first Phase III trial, which is in its final completion stage, and the extension trial to our first Phase III trial, which achieved full enrollment during the second quarter of 2005.  Also contributing to the decrease in revenues was the elimination of funding from Forest Laboratories for certain of our employees devoted to the development of milnacipran as of the fourth quarter in 2004.  The revenues recorded during 2005 and 2004 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories for the development and marketing of milnacipran, entered into in January 2004.  Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during the third quarter of 2004 for certain of our employees devoted to the development of milnacipran.

We currently are not generating any revenues from product sales and we do not expect to generate revenues from product sales for at least the next several years, if at all.  Unless and until we generate revenues from product sales, we expect our revenues to consist of the continued recognition on a straight-line basis of the upfront payment of $25.0 million, sponsored development reimbursements and possible future milestone payments under our agreement with Forest Laboratories, which are contingent upon the achievement of agreed upon objectives and which are not guaranteed payments.  In connection with our arrangement with Forest Laboratories regarding cost sharing arrangements for the second Phase III trial only, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004.  Additionally, the amount of sponsored development reimbursements from Forest Laboratories may change periodically based on the level of development activity.  Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.

Research and Development

Research and development expenses for the three months ended September 30, 2005 were $3.2 million compared to $3.8 million for the three months ended September 30, 2004.  The decrease in research and development expenses is primarily attributable to a decrease in costs incurred during the third quarter of 2005 in connection with the first Phase III trial, which is in its final completion stage, and the extension trial to our first Phase III trial, which achieved full enrollment during the second quarter of 2005.  This decrease in research and development expenses during the third quarter of 2005 was partially offset by an increase in costs incurred in connection with the second Phase III trial, which commenced during the fourth quarter of 2004, and costs incurred in connection with various proof of concept studies for our sleep apnea program.  During the third quarter of 2005, we incurred total costs of $2.0 million in connection with our Phase III programs compared to a total of $3.5 million during the third quarter of 2004.  The costs for the first Phase III clinical trial and extension trial are being reimbursed by Forest Laboratories as noted below.

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

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $63,000 and $87,000 related to research and development expenses for the three months ended September 30, 2005 and 2004, respectively, and as discussed below in “Compensation Benefit — Variable Stock Options,” we recognized a compensation benefit of $0 and $62,000 related to research and development expenses for the three months ended September 30, 2005 and 2004, respectively.

General and Administrative

General and administrative expenses for the three months ended September 30, 2005 were $0.8 million compared to $1.1 million for the three months ended September 30, 2004.  The decrease in general and administrative expenses is primarily due to a reversal of the bonus accrual during the third quarter of 2005 as the primary objective stipulated in our 2005 bonus plan was not achieved given the results of our first Phase III clinical trial for milnacipran.  Also contributing to the decrease in general and administrative expenses are lower legal fees and consulting expenses during the current quarter.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $29,000 and $44,000 related to general and administrative expenses for the three months ended September 30, 2005 and 2004, respectively, and as discussed below in “Compensation Benefit — Variable Stock Options,” we recognized a compensation benefit of $1.6 million and $720,000 related to general and administrative expenses for the three months ended September 30, 2005 and 2004, respectively.

Non-Cash Compensation Charges

Non-cash compensation charges for the three months ended September 30, 2005 were $92,000, consisting of approximately $63,000 related to research and development expenses and $29,000 related to general and administrative expenses, compared to $131,000, consisting of approximately $87,000 related to research and development expenses and $44,000 related to general and administrative expenses, for the three months ended September 30, 2004.  The decrease in non-cash compensation charges is primarily due to a decrease in the Black-Scholes value for stock options granted to consultants resulting from the decrease experienced in our stock price during the current quarter.

Compensation Benefit – Variable Stock Options

In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25.  During the three months ended September 30, 2005, as the intrinsic value of the common stock underlying the options decreased due to a decrease in our stock price during the period, we recognized a compensation benefit of $1.6 million, consisting of $0 related to research and development expenses and $1.6 million related to general and administrative expenses.  Similarly, due to a decrease in our stock price during the three months ended September 30, 2004, we recognized a compensation benefit of $782,000, consisting of $62,000 related to research and development expenses and $720,000 related to general and administrative expenses.  In the event our stock price is above $5.41 (closing price on September 30, 2005) on December 31, 2005, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $5.41).  The replacement options expire no later than the earlier of the expiration date of the original option grant or June 27, 2006.

Interest and Other Income

Interest and other income, net, for the three months ended September 30, 2005 was $672,000 compared to $434,000 for the three months ended September 30, 2004.  The increase in interest and other income for the three months ended September 30, 2005 compared to the corresponding period in 2004 is primarily due to a general increase in interest rates and related yields experienced during the third quarter of 2005 compared to the third quarter of 2004 allowing us to reinvest maturing securities at higher interest rates.

Comparison of Nine Months Ended September 30, 2005 and 2004

Revenue

We recognized revenues under our collaborative agreement of $7.1 million for the nine months ended September 30, 2005 compared to $11.1 million for the nine months ended September 30, 2004.  The decrease in revenues under our collaborative agreement is due to a decrease in sponsored development reimbursements during 2005 for costs incurred in connection with the first Phase III trial, which is in its final completion stage, and the elimination of funding from Forest Laboratories for certain of our employees devoted to the development of milnacipran as of the fourth quarter in 2004.  This decrease in revenues under our collaborative agreement was partially offset by an increase in sponsored development reimbursements during 2005 for costs incurred in connection with the extension trial to our first Phase III trial, which commenced during the third quarter of 2004.  The revenues recorded during 2005 and 2004 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories for the development and marketing of milnacipran, entered into in January 2004.  Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during 2004 for certain of our employees devoted to the development of milnacipran.

We currently are not generating any revenues from product sales and we do not expect to generate revenues from product sales for at least the next several years, if at all.  Unless and until we generate revenues from product sales, we expect our revenues to consist of the continued recognition on a straight-line basis of the upfront payment of $25.0 million, sponsored development reimbursements and possible future milestone payments under our agreement with Forest Laboratories, which are contingent upon the achievement of agreed upon objectives and which are not guaranteed payments.  In connection with our arrangement with Forest Laboratories regarding cost sharing arrangements for the second Phase III trial only, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004.  Additionally, the amount of sponsored development reimbursements from Forest Laboratories may change periodically based on the level of development activity.  Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.

Research and Development

Research and development expenses for the nine months ended September 30, 2005 were $12.9 million compared to $11.2 million for the nine months ended September 30, 2004.  The increase in research and development expenses is primarily attributable to costs incurred during 2005 in connection with the extension trial to our first Phase III trial, which commenced during the third quarter of 2004, and our second Phase III trial for milnacipran, which commenced during the fourth quarter of 2004, cash license fees of $2.5 million and a non-cash charge of $0.6 million incurred due to the issuance of a warrant to Organon in connection with the licensing agreement related to our OSA program and costs incurred in connection with various proof of concept studies for our sleep apnea program.  This increase in research and development expenses during 2005 was partially offset by several non-recurring expenses incurred in 2004, including a $1.25 million sublicense fee paid to Pierre Fabre recorded during the first quarter of 2004 in connection with our collaboration agreement with Forest Laboratories and a payment for the exercise of our option in January 2004 to acquire an exclusive license to technology developed under our reformulation and new product agreement with Collegium, and a decrease during 2005 in costs incurred in connection with the first Phase III trial, which is in its final completion stage.  During the nine months ended September 30, 2005, we incurred total costs of $6.9 million in connection with our Phase III programs compared to a total of $9.3 million (including the $1.25 million sublicense fee to Pierre Fabre) during the nine months ended September 30, 2004.  The costs for the first Phase III clinical trial and extension trial are being reimbursed by Forest Laboratories as noted below.

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

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $296,000 and $297,000 related to research and development expenses for the nine months ended September 30, 2005 and 2004, respectively, and as discussed below in “Compensation Benefit — Variable Stock Options,” we recognized a compensation benefit for variable stock options of $0 and $180,000 related to research and development expenses for the nine months ended September 30, 2005 and 2004, respectively.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2005 were $3.9 million compared to $4.5 million for the nine months ended September 30, 2004.  The decrease in general and administrative expenses is primarily due to non-recurring costs incurred during the first quarter of 2004, consisting of a success-based fee paid to our investment bankers in connection with the closing of our collaboration agreement with Forest Laboratories in January 2004 and a one-time fee associated with our being listed during the first quarter of 2004 on the Nasdaq National Market.  This decrease was partially offset by a success-based fee paid to advisors during the second quarter of 2005 in connection with the closing of our licensing agreement with Organon.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $588,000 and $5.9 million related to general and administrative expenses for the nine months ended September 30, 2005 and 2004, respectively, and as discussed below in “Compensation Benefit — Variable Stock Options,” we recognized a compensation benefit for variable stock options of $1.8 million and $1.2 million related to general and administrative expenses for the nine months ended September 30, 2005 and 2004, respectively.

Non-Cash Compensation Charges

Non-cash compensation charges for the nine months ended September 30, 2005 were $884,000, consisting of approximately $296,000 related to research and development expenses and $588,000 related to general and administrative expenses, compared to $6.2 million, consisting of approximately $297,000 related to research and development expenses and $5.9 million related to general and administrative expenses, for the nine months ended September 30, 2004.  The decrease in non-cash compensation charges is primarily due to non-recurring, non-cash compensation charges recorded during the first quarter of 2004, consisting of $2.4 million related to stock options previously granted to consultants and two former board members for services that vested upon the completion of the collaboration agreement with Forest Laboratories and $2.8 million in connection with the accounting treatment for stock options related to the resignation of certain board members to roles as consultants during the first quarter of 2004.

Compensation Benefit – Variable Stock Options

In connection with the option cancel and re-grant program implemented in 2001, which resulted in variable accounting for the newly issued options under FIN 44, we recognized a compensation benefit of $1.8 million, consisting of $0 related to research and development expenses and $1.8 million related to general and administrative expenses, during the nine months ended September 30, 2005 as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period. Similarly, due to a decrease in our stock price during the nine months ended September 30, 2004, we recognized a compensation benefit of $1.4 million, consisting of $180,000 related to research and development expenses and $1.2 million related to general and administrative expenses, to reflect the decline in the intrinsic value of the common stock underlying the options.  In the event our stock price is above $5.41 (closing price on September 30, 2005) on December 31, 2005, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $5.41).

Interest and Other Income

Interest and other income, net, for the nine months ended September 30, 2005 was $1.9 million compared to $704,000 for the nine months ended September 30, 2004.  The increase in interest and other income for the nine months ended September 30, 2005 compared to the corresponding period in 2004 is primarily due to higher average cash and investment balances during 2005 achieved primarily through the proceeds from our secondary offering completed in April 2004 and a general increase in interest rates and related yields experienced during 2005 compared to 2004 allowing us to reinvest maturing securities at higher interest rates.

Liquidity and Capital Resources

At September 30, 2005, we had cash, cash equivalents and short-term investments of $110.7 million compared to cash, cash equivalents and short-term investments of $112.0 million at December 31, 2004.  Working capital at September 30, 2005 totaled $107.5 million compared to $112.8 million at December 31, 2004.  We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.

Net cash used in operating activities totaled $5.5 million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $15.5 million for the nine months ended September 30, 2004. The primary use of cash during the nine months ended September 30, 2005 was to fund our operating activities during the period.  The primary source of cash from operations during the nine months ended September 30, 2004 was the upfront payment of $25.0 million received from Forest Laboratories, offset by cash used in operations of approximately $9.5 million.

Net cash used in investing activities was $2.2 million for the nine months ended September 30, 2005 compared to $78.5 million for the nine months ended September 30, 2004.  The decrease in net cash used in investing activities during the nine months ended September 30, 2005 compared to the corresponding prior year period was primarily a result of the purchase of short-term securities during 2004 with the proceeds from the secondary offering of our common stock completed during April 2004.

Net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2005 compared to $75.6 million for the nine months ended September 30, 2004. The decrease in net cash provided by financing activities during the nine months ended September 30, 2005 compared to the corresponding prior year period was primarily the result of proceeds of approximately $3.8 million from the exercise of stock options and warrants during 2005 compared to proceeds of approximately $74.2 million from the completion of our secondary offering of common stock during April 2004, proceeds of approximately $1.2 million from the exercise of stock options and warrants during 2004 and the receipt of the payment of the shareholder receivable in the amount of $0.2 million during 2004.

The following table summaries our long-term contractual obligations as of September 30, 2005:

	Total	Less than 1 year (2005)	1 - 3 years (2006– 2008)	After 4 years (2009 and beyond)
Operating leases	$340,520	$45,446	$295,074	$—
Purchase obligations (1)	1,281,000	665,011	615,989	—
Total	$1,621,520	$710,457	$911,063	$—

(1)                                  Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of September 30, 2005.

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

Unless and until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from revenue from our collaboration agreement and if available to us, cash from financings. Our current expected primary cash needs on both a short term and long-term basis are for the development of current products, working capital and other general corporate purposes and the identification, acquisition or license, and development of potential future products. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium, the costs of in-licensing or acquiring additional compounds or companies, funding external research and funding clinical development for any product (other than our FMS or OSA product) that we may in-license or acquire, we estimate that based on our current business plan, which now includes the development of a candidate for OSA, we will require approximately $4 million to fund our operations for the remainder of 2005. One of our ongoing goals is to identify and in-license new products.  In the event we acquire, license or develop any new products, the amount to fund our operations for 2005 would increase, possibly materially. Our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products for the treatment of Functional Somatic Syndromes and other central nervous system disorders. Such losses may fluctuate, and the fluctuations may be substantial.

Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at September 30, 2005 are sufficient to fund operations for the next several years.  However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products and companies, and other alternatives that we believe may enhance stockholder value.  In order to acquire or develop additional products, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:

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

Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Unless and until we can generate a sufficient amount of product revenue, if ever, we expect to finance future capital needs through public or private debt or equity offerings or collaboration and licensing arrangements, as well as interest income earned on cash balances. We do not currently have any commitments or specific plans for future external funding. We may not be able to raise additional capital through such sources and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we may be required to delay, scale back or eliminate some or all of our development of existing or future product candidates.

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

There are limited data supporting the use of milnacipran, for the treatment of FMS. Recently, we reported top line results from our first Phase III clinical trial and our trial did not achieve statistical significance on our primary endpoint.  These reported topline results from our first Phase III clinical trial have had a material negative impact on our stock price.  Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has only been tested as a treatment for FMS in our Phase II trial and one Phase III trial, which did not achieve its primary endpoint. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. Under our current agreement with the FDA, our first completed Phase III clinical trial may not qualify as one of the registration quality studies necessary to support an application to the FDA.  We have only one ongoing Phase III clinical trial and in light of the fact that our first Phase III clinical trial did not achieve statistical significance, it is possible that our second trial will also not achieve statistical significance. As expected, we are experiencing higher patient drop out rates in our Phase III trial than in our Phase II trial for milnacipran.  Milnacipran may not prove to be effective to treat FMS in our ongoing second Phase III trial, our planned third Phase III trial or any future trial.  In addition, all or any of our clinical trials may reveal that milnacipran is not safe.  The FDA has never approved a drug for the treatment of FMS. If milnacipran is not demonstrated to be a safe and effective treatment for FMS to the satisfaction of the FDA or other regulatory agencies, we will not receive regulatory approval and our business would be materially harmed.

We are dependent on our collaboration with Forest Laboratories to develop and commercialize milnacipran and to obtain regulatory approval. Events or circumstances may occur that delay or prevent the development and commercialization of milnacipran.

Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of milnacipran, for all indications in the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical. Forest Laboratories is responsible for funding the development of milnacipran, including clinical trials and regulatory approval, other than the external costs of the second Phase III trial, which we have agreed to fund.  If the FDA approves this product candidate, Forest Laboratories will also have primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of milnacipran. Although Forest has indicated that they intend to continue development of milnacipran, there is always the possibility that they may instead choose to terminate development and our license agreement with them.  Even if they continue to develop milnacipran, they may do so on a slower timeline than originally predicted.  Furthermore, we and Forest have not yet determined the impact of the results of the first Phase III clinical trial on our original development timeline.  Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to establish the safety and efficacy of milnacipran, obtain regulatory approvals and achieve market acceptance of milnacipran for the treatment of FMS, all of which has been impacted by the reported results from our first Phase III clinical trial.

We are subject to a number of additional risks associated with our dependence on our collaboration with Forest Laboratories, including:

•                                          Forest Laboratories could delay the commencement of any additional clinical trials for milnacipran for the treatment of FMS, extend the timeframe of any clinical trials, including the second Phase III clinical trial for milnacipran, underfund such clinical trials, stop the ongoing phase III trial or any other clinical trials for milnacipran or abandon development of milnacipran, repeat or conduct additional clinical trials or require a new formulation of milnacipran for clinical testing;

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

Furthermore, Forest Laboratories may terminate our collaboration agreement upon our material breach or our bankruptcy and may also terminate our agreement upon 120 days’ notice in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of a NDA or to result in labeling or indications that would significantly adversely affect the marketing of any product developed under the agreement. If any of these events occur, we may not be able to find another collaborator for development or commercialization, especially given the existing Phase III clinical trial data as reported from our first Phase III trial, and if we elected to pursue further development and commercialization of milnacipran, we would experience substantially increased capital requirements that we might not be able to fund.

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

There are very limited data supporting the use of mirtazapine alone, and no data supporting the use of mirtazapine in combination with another compound, for the treatment of OSA. We have made certain assumptions about mirtazapine as a potential treatment for OSA based on our assumptions about OSA and its causes and the pharmacology of mirtazapine and other compounds that we intend to combine with mirtazapine.  However, these assumptions may prove to be wrong.  Although mirtazapine is currently being sold as an antidepressant, it has only been tested as a treatment for OSA in animals and in 10 patients in one study and has never been tested for the treatment of OSA in combination with any other drug.  Results obtained in animals are not highly predictive of results in humans.  In addition, it is possible that the results that were obtained in this small study will not be repeated.  We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of any product candidate we develop using mirtazapine for the treatment of OSA. We and Organon have only begun our first Phase IIa trials and it is possible that mirtazapine, alone or in combination, may not work to treat OSA.  The FDA has approved medical devices for the treatment of OSA but has never approved a drug for the treatment of OSA.  Further, the medical device that has been approved is very effective when used and it is possible the FDA will require similar efficacy results for a drug, which may be impossible to achieve. In addition, our clinical trials may reveal that mirtazapine, alone or in combination with another compound, is not safe. If mirtazapine is not demonstrated to be a safe and effective treatment for OSA to the satisfaction of the FDA or other regulatory agencies, we will not receive regulatory approval and our business would be materially harmed.

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

Even if our Phase III trials for milnacipran, our proof of concept trials for mirtazapine, or any future clinical trials are successful, we may not receive required regulatory approval from the FDA or any other regulatory body required for the commercial sale of milnacipran, mirtazapine, or any future products in the United States.  In addition, even if we do obtain approval to market milnacipran or mirtazapine, the approval process by the FDA may take longer than we anticipate. The regulatory approval of a new drug typically takes many years and the outcome is uncertain. Despite the time and resources expended, regulatory approval is never guaranteed. If we fail to obtain regulatory approval for milnacipran, mirtazapine, or any future product candidates, we will be unable to market and sell any products and therefore may never generate any revenues from product sales or become profitable. In addition, our collaborators, or our third party manufacturers’ failure to comply with the FDA and other applicable United States or foreign regulations may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve new drug approval applications.

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

The amounts we are funding for external expenses for the second Phase III clinical trial evaluating milnacipran are only reimbursed to us by Forest Laboratories under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA.  It is possible that the second Phase III trial may not be utilized as one of the pivotal trials in the NDA submission, and, in such event, we will not be reimbursed by Forest Laboratories for certain costs incurred in connection with the second Phase III clinical trial.  It is also possible that Forest could alter the development plan for milnacipran or even terminate our collaboration agreement plan, which would prevent us from ever being reimbursed for our funding of the external expenses for the second Phase III trial for milnacipran.

If we receive regulatory approval for milnacipran, mirtazapine or any other future product candidate, we will be subject to ongoing FDA obligations and continuing regulatory review.

Any regulatory approvals that we or our collaborators receive for milnacipran, mirtazapine, or any future product candidates will be limited to the indications, dosages and restrictions on the product label. We currently intend to seek approval for milnacipran in the treatment of FMS and mirtazapine for the treatment of OSA. The FDA may not approve milnacipran or mirtazapine for our preferred indications at all, may approve milnacipran or mirtazapine for a more limited indication, or may impose additional limitations on the indicated uses or contain requirements for post-marketing surveillance or the performance of potentially costly post-marketing studies. Even if we receive FDA and other regulatory approvals, as we have seen with other products on the market for pain, milnacipran, or mirtazapine or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In our Phase II trial evaluating milnacipran for the treatment of FMS, the most common dose-related side effects reported by patients were nausea, particularly early in the study, as well as a slight increase in heart rate. In our first Phase III trial the most common adverse events leading to withdrawal among the milnacipran treated patients were nausea 6%, heart rate increase 2%, headache 2%, and depression 2%.  Mirtazapine has a side effect profile that includes both sedation and weight gain, both of which could be significant in patients with OSA.  Any marketed product and its manufacturer continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize milnacipran, mirtazapine, or any of our other future product candidates.

As of October 31, 2005, we had only 15 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We and Forest Laboratories used the services of Scirex, a contract research organization, to conduct the first Phase III trial with respect to milnacipran, and have used Scirex to assist in the conduct of the second Phase III trial with respect to milnacipran. We are also using a contract research organization to conduct our Phase IIa trials for mirtazapine, alone and in combination with other compounds.  Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not plan on significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran, mirtazapine, or any of our other future product candidates.

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

The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS, or other central nervous system disorders, including OSA.  With respect to our FMS program, Pfizer, Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS. In addition, Eli Lilly and Company has publicly disclosed that it has conducted two Phase II clinical trials evaluating the efficacy and safety of its compound, duloxetine, as a treatment for FMS. Both companies are currently conducting Phase III programs with their compounds in FMS. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it is anticipated that duloxetine, which is currently approved for the treatment of depression, will receive some off-label use for the treatment of FMS. Tricyclic antidepressants, or TCAs, which are inexpensive generic formulations, are currently viewed as the drugs of choice in treating FMS.

It is possible that our competitors will develop and market products for FMS and OSA prior to us, especially in light of our recent milnacipran Phase III clinical trial in FMS that did not achieve statistical significance at the p<0.05 level, and that our competitors will market products that are less expensive and more effective than milnacipran or mirtazapine or any of our future products or that will render any of our products obsolete.  We are in the process of evaluating the results of our first Phase III clinical trial and upon further analysis, Cypress and Forest will be in a position to better assess what impact these results will have on the timing of a NDA, if an NDA is ever filed. With respect to OSA, there is already competition from medical device companies.  We also expect that, in the treatment of Functional Somatic Syndromes and other central nervous system disorders, competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial resources, technical expertise, research capabilities and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

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

We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business.  As of October 31, 2005, we had only 15 full time employees and therefore, we rely heavily on our employees.  In addition, because we have a small number of employees, we rely more on consultants than do other companies.  If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran, mirtazapine, or any further products. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.

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

We have incurred substantial losses during our history. For the nine months ended September 30, 2005 and the years ended December 31, 2004, 2003 and 2002, we incurred net losses of $6.8 million, $11.2 million, $21.7 million and $1.0 million, respectively. As of September 30, 2005, we had an accumulated deficit of $144.3 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran and our and Organon’s ability to develop, market and commercialize mirtazapine with sufficient sales volumes, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next several years or become profitable in the foreseeable future and may never achieve profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or discontinue the completion of any proposed acquisitions or adversely affect our ability to realize the expected benefits of any completed acquisitions.

We agreed to pay certain expenses in connection with the second Phase III clinical trial for milnacipran in FMS.  In addition, we will incur certain non-reimbursable expenses in connection with the development of milnacipran. We are funding our current Phase IIa clinical trials for mirtazapine, alone and in combination with other compounds, and in the event a candidate is selected to be developed for OSA, we will share development costs with Organon.  We will also incur expenses in connection with the evaluation of potential acquisitions or other strategic transactions and additional expenses in the event we close any such transactions. We do not have any committed external sources of funding and we will likely need to raise additional capital through the sale of equity or debt. The amount of capital we will require will depend upon many factors, including but not limited to, our OSA program, the evaluation and potential closing of any strategic transactions and the development strategy for milnacipran. If we are unable to raise capital when we need it, we may have to scale back or discontinue the evaluation or completion of any proposed acquisitions or strategic transaction(s).

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

The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2002 through December 31, 2004, the high and low closing sales prices for our common stock ranged from $1.00 to $16.05.  For the nine months ended September 30, 2005, our high and low closing sales prices were $14.68 and $5.41, respectively.   Our stock price has been and will likely continue to be affected by this type of market volatility, as well as by our own performance. In addition, the negative results of our first Phase III clinical trial for milnacipran had a very material impact on our stock price.  We do not expect our stock price to increase in the near future.  The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

•                                          the results of our second Phase III clinical trial for milnacipran and any other clinical trials for milnacipran;

•                                          developments in our relationship with Forest Laboratories, including the termination of our agreement;

•                                          developments in our relationship with Pierre Fabre, including the termination of our agreement;

•                                          the results and timing of our and Organon’s Phase IIa trials for mirtazapine;

•                                          developments in our relationship with Organon, including the termination of our agreement;

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

As of October 31, 2005, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 25% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

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

Risks Related to Our Intellectual Property

We rely primarily on method of use patents to protect our proprietary technology for the development of milnacipran and mirtazapine, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

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

We also expect to rely on the United States Drug Price Competition and Patent Term Restoration Act, commonly known as the Hatch-Waxman Amendments, for protection of milnacipran and our other future products. The Hatch-Waxman Amendments provide data exclusivity for new molecular entities, such as that in milnacipran. Once a drug containing a new molecule is approved by the FDA, the FDA cannot accept an abbreviated NDA for a generic drug containing that molecule for five years, although the FDA may accept and approve a drug containing the molecule pursuant to an NDA supported by independent clinical data. Recent amendments have been proposed that would narrow the scope of Hatch-Waxman exclusivity and permit generic drugs to compete with our drug. After the Hatch-Waxman exclusivity period expires, assuming our patents are valid, we still expect to rely on our method of use patents to protect our proprietary technology with respect to the development of milnacipran. The patent positions of pharmaceutical companies are uncertain and may involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could result in significant expense to us, including diversion of the resources of management.

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

Not applicable

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.3	Second Amended and Restated By-Laws. (2)

4.1	Form of Stock Certificate. (3)

10.1	Amendment to Forest Agreement. (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

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

Cypress Bioscience, Inc.

Date: November 9, 2005	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 9, 2005	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer and Senior Vice President (Principal Financial Officer)