Form 10-K
period 2005-12-31
CYPRESS BIOSCIENCE INC
filed 2006-03-15
CIK 716054

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock $.001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐     Accelerated Filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 was approximately $289.0 million*

The number of shares outstanding of the Registrant’s common stock as of March 10, 2006 was 32,032,314.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2005.

* Calculated based on 21,894,530 shares of common stock held as of June 30, 2005 by non-affiliates and a per share market price of $13.20. Excludes 9,472,076 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 30, 2005, who are deemed to be affiliates only for purposes of this calculation. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

CYPRESS BIOSCIENCE, INC.

FORM 10-K

i

PART I

Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-K. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to develop milnacipran for Fibromyalgia Syndrome, our ability to develop mirtazapine alone or in combination with any other compound for the treatment of Obstructive Sleep Apnea, our ability to acquire and develop any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-K and in our other SEC filings.

ITEM 1. Business

Company Overview

We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes and other central nervous system disorders. Specifically, our strategy involves acquiring or in-licensing central nervous system, or CNS, active compounds and developing them for novel and typically underserved indications. The term Functional Somatic Syndromes refers to several related syndromes characterized more by symptoms, suffering and disability than by disease-specific abnormalities that are found upon physical examination and include many overlapping pain and psychiatric conditions. We pursue opportunities to acquire or in-license CNS active compounds in the areas in which the brain and body overlap, where CNS mechanisms have a strong influence on somatic or bodily symptoms, and our two ongoing development programs are representative of this strategy. In pursuit of these opportunities, we evaluate various potential strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives.

Our goal is to be the first to commercialize a product approved in the United States for the treatment of Fibromyalgia Syndrome, or FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of CNS drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. In July 2005, we completed the first Phase III trial for milnacipran, which was commenced in October 2003. We announced the top-line results from this first Phase III trial in September 2005. Although the results did not achieve statistical significance at the p<0.05 level, we believe the preliminary results support continuation of the development program and the planned development program for milnacipran is continuing. This development program includes an ongoing second Phase III study, that was commenced in October 2004, and an additional third Phase III study, that was initiated in the first quarter of 2006.

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

Cypress and Organon are each independently initiating Phase IIa trials that will serve as the basis for selecting the product candidate for further clinical development. The companies expect the Phase IIa trials and subsequent joint development and planning meetings to run through at least the first half of 2006, which is also the earliest a development candidate to be evaluated in further trials could be selected.

Milnacipran for the Treatment of FMS

Milnacipran

We are developing milnacipran for the treatment of FMS with our partner, Forest Laboratories. Milnacipran is the first of a new class of agents known as norepinephrine serotonin reuptake inhibitors, or NSRIs, which increase the level of norepinephrine more than they do serotonin. While milnacipran is similar to TCAs with regard to the relative ratio of norepinephrine and serotonin activity, milnacipran appears to lack the side effects associated with TCAs, as it does not interact with several classes of receptors that are responsible for many of the adverse effects of TCAs. Therefore, we believe that milnacipran may have efficacy similar to TCAs in treating FMS and related chronic pain conditions, without causing the side effects that limit the prescribing of TCAs by physicians, and compliance by patients. Milnacipran is approved for the treatment of depression in 32 countries and is currently a leading antidepressant in Japan. Since its commercial launch in 1997, milnacipran has been used by over 3,000,000 patients worldwide, with side effects typically limited to transient and mild nausea and a slight increase in heart rate, as well as the potential for urinary retention in older men with an enlarged prostate. Milnacipran has not been approved in the United States for any indication, and we are the first company conducting clinical trials of milnacipran in the United States for FMS. As a result of the favorable side effect profile of milnacipran compared to the TCAs and its ability to increase the level of norepinephrine more than serotonin in the brain, we believe that milnacipran may play a significant role in the treatment of FMS.

Milnacipran Development Status

Results of Phase II Trial

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

Results of First Phase III Trial

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

We completed our first Phase III trial evaluating milnacipran for the treatment of FMS in July 2005 and announced the top-line results in September 2005. The first Phase III trial was a six-month, randomized, double-blind, placebo-controlled pivotal Phase III study involving 50 sites and 888 patients with FMS who were randomized to either milnacipran treatment or placebo. The primary endpoint of this trial was a composite response rate of an assessment of pain as measured by the Patient Experience Diary (PED) and an assessment of overall impression of patient well-being as measured by the Patient Global Impression of Change (PGIC). The PED data are patient self-reported pain data collected via an electronic diary system which asks patients to document random, daily and weekly pain levels. The PGIC is a patient reported periodic assessment of their perception of the change in their condition.

Based on an analysis of the data at the three-month time point using the Last Observation Carry-forward analysis, or LOCF, the p-value for patients receiving 200 mg per day of milnacipran was 0.058. LOCF is a statistical analysis method that governs how missing data for patients who withdraw from the study before reaching the analysis time point is handled. Specifically, LOCF is an analysis in which observations measured when the patient withdraws from the study are carried forward to the last time point necessary in the analysis. The LOCF analysis treats the carried-forward data as if it were the observed data at the last time point. A p-value is a statistical measure of probability of drawing an erroneous conclusion from an experimental result. A p-value of less than or equal to 0.05 is generally considered to signify a statistically significant result, which means a result is unlikely to occur by chance. In an analysis of the data at the three-month time point using the FDA-recommended Baseline Observation Carry-forward (BOCF) analysis the p-value for patients receiving 200 mg per day of milnacipran was 0.048. BOCF is an alternative statistical analysis method that governs how missing data for patients who withdraw from the study before reaching the analysis time point is handled. Specifically, BOCF is an analysis that requires the patient remain active in the trial to be evaluated for response. If a patient withdraws from the trial for any reason, they are classed as a non-responder regardless of their pain and global scores at the time of withdrawal. Although the BOCF analysis yielded statistically significant results, the FDA may not accept this as a registration study because the BOCF analysis was not the prospectively defined analysis method for handling data for those patients who withdrew from the study prior to the assessment time point. The magnitude of the treatment effect observed in the three-month study results was maintained at the six-month analysis (p=0.053 and 0.067 for LOCF and BOCF analyses, respectively), indicating a durable response to milnacipran treatment. An additional endpoint of fibromyalgia syndrome, which is a composite of the primary endpoint as well as a physical function assessment, which mean’s the patient’s ability to perform activities of daily living, was also evaluated. The results of this analysis were not statistically significant compared to placebo at either the three or six month timeframe. Milnacipran was well tolerated by a majority of the patients, with the majority of patient withdrawals occurring early in the trial. The adverse event profile was generally consistent with that seen in the previous worldwide experience with milnacipran, as well as in the Phase II trial. The most common adverse events leading to withdrawal among the milnacipran treated patients were nausea 6%, heart rate increase 2%, headache 2%, and depression 2%.

Ongoing Phase III Trials

While the results in our first Phase III trial did not achieve a p-value of less than or equal to 0.05, we believe the results support continued development of milnacipran as a treatment for FMS. The ongoing development program for milnacipran includes an ongoing second Phase III study and an additional third Phase III study.

We and Forest commenced our second Phase III trial evaluating milnacipran as a treatment for FMS in October 2004. The second Phase III trial is a six-month, randomized, double-blind, placebo-controlled pivotal Phase III study with planned enrollment of approximately 1,200 FMS patients. In the second Phase III trial, two milnacipran doses will be evaluated (200 mg, administered 100 mg twice daily, as well as a lower dose, also administered twice daily). Based on the anticipated time necessary to recruit the patients for this trial, we expect to announce initial results from the second Phase III trial no earlier than the middle of 2007. Additionally, we and Forest commenced our third Phase III trial evaluating milnacipran as a treatment for FMS in the first quarter of 2006.

Treatment of Obstructive Sleep Apnea

OSA Condition

Obstructive sleep apnea, or OSA, a breathing disorder that is not currently treatable with an approved drug, affects 15 - 20 million people in the United States alone (according to the National Institutes of Health National Center for Sleep Disorder Research) and another 10 to 20 million in Europe, a prevalence comparable to conditions such as diabetes or asthma. OSA is characterized by brief interruptions of breathing during sleep, typically caused by a blockage of the airway, usually when the soft tissue in the rear of the throat collapses, either partially or fully, during sleep. These interruptions in breathing are called, depending upon severity, apneic or hypopneic episodes, and people with OSA can have as many as 30 or more of these interruptions each hour. For many patients, OSA syndrome is characterized by these apneic episodes along with loud snoring and inappropriate daytime sleepiness.

Currently, there are no safe and effective medications indicated for the routine treatment of sleep apnea. However, the pathogenesis of the disorder suggests that patients with OSA syndrome may respond to drug therapy, including those that manipulate the brain neurotransmitter, serotonin.

OSA Development Status

Cypress and Organon have each independently initiated Phase IIa trials that will serve as the basis for selecting the product candidate, if any, for further clinical development. The companies expect the Phase IIa trials and subsequent joint development and planning meetings to run through at least the first half of 2006, which is also the earliest a development candidate to be evaluated in further trials could be selected.

Licenses and Collaborations

Milnacipran Agreements

Pierre Fabre Agreements

In January 2004, we amended and restated our existing license agreement with Pierre Fabre. Our license agreement with Pierre Fabre provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. Milnacipran has been marketed outside of the United States since 1997 as an antidepressant and has been used by over 3,000,000 patients worldwide. We paid Pierre Fabre a total of $2.5 million, including upfront payments of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003, and issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock in connection with an amendment to the agreement with Pierre Fabre. We are obligated to pay Pierre Fabre 5% of any upfront and milestone payments received from Forest Laboratories as a sublicense fee. A $1.25 million such payment has been made to date. After a total of $7.5 million has been paid, any additional sublicense fees are credited against any subsequent milestone and royalty payments owed by us to Pierre Fabre. If not used, these credits are carried forward to subsequent years. We also are obligated to pay Pierre Fabre up to $4.5 million in the aggregate upon achievement of defined clinical and regulatory objectives. Forest Laboratories assumed our obligation to pay royalties to Pierre Fabre and the transfer price for the active ingredient supplied by Pierre Fabre. Pierre Fabre retains the right to sell products in indications developed by us outside the United States and Canada, and will pay us a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by us.

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

Forest Laboratories Agreement

In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. We selected Forest Laboratories as our development and marketing collaborator based in part on its strong franchise in central nervous system drugs and in the primary care and psychiatric markets. Under our agreement with Forest Laboratories, we sublicensed our exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has an option for a specified time period to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees. However, we agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004, for the second Phase III trial only, and we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA. Forest Laboratories is funding the third Phase III clinical trial, including a specified number of our employees that are assisting with the conduct of that clinical trial. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote using our own sales force up to 25% of the total physician details and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls. We share decision making authority with Forest Laboratories, through the joint development committee, with respect to the research, development and marketing of milnacipran. In the event that the joint development committee is unable to resolve any dispute, other than any marketing related issue, Forest Laboratories and we must jointly resolve such issue. With respect to any marketing related issue, Forest Laboratories has the final decision making authority. Under our agreement with Forest Laboratories and our agreement with Pierre Fabre, each party agreed to certain limitations on the development of products for FMS and on the development of SNRI products.

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

OSA Agreement

Organon Agreement

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

Patents, Trademarks and Proprietary Technology

We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We seek to protect our intellectual property rights by a variety of means, including patents, maintaining trade secrets and proprietary know-how, and technological innovation to develop and maintain our competitive position. We actively seek patent protection both in the United States and internationally and have filed 8 patent applications related to FMS and milnacipran. It is possible that a patent application will not issue from any of our patent applications and the breadth or scope of protection allowed under any issued patents may not provide adequate protection to protect any of our future products. We intend to enforce our patents, trademarks and brand names. We have also obtained a license from Pierre Fabre to certain patents and patent applications related to milnacipran. Under the license, which we have sublicensed to Forest Laboratories, we have rights to a method of synthesis patent for milnacipran in the United States and Canada. Both the United States patent (U.S. Patent 5,034,541) and the Canadian patent (No. 2,006,464) terminate in December 2009. The composition of matter patent for milnacipran expired in June 2002. Pursuant to the terms of the license agreement, Pierre Fabre is responsible for the prosecution and maintenance of the patents and patent applications licensed thereunder at its sole expense. In addition, Pierre Fabre has the first right to take actions with respect to the infringement or potential infringement of such patents and patent applications, except for any action in connection with an abbreviated NDA filed by a third party, and provided that we may take appropriate actions with respect to the infringement of such patents and patent applications in the United States and Canada if Pierre Fabre fails to do so within a specified period of time. We or Forest Laboratories has the first right to take any action with respect to any proceeding in connection with an abbreviated NDA filed by a third party. Although we have filed use patents on milnacipran, three of which have issued (U.S. Patent 6,602,911, U.S. Patent 6,635,675, and U.S. Patent 6,992,110, all expiring in 2021), we may not be able to secure any additional patent protection and the existing patents may not ensure exclusivity through the patent term. As a new chemical entity in the United States, milnacipran also qualifies under the terms of the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act, or Hatch-Waxman Amendments, under which it would receive five years of marketing exclusivity upon marketing approval, during which time a generic milnacipran may not be approved. Even so, recent amendments to the Hatch-Waxman Amendments have been proposed and it, therefore, may not apply to us in the future.

We have licensed the rights to two issued patents pertaining to the use of mirtazapine in the treatment of OSA. United States patent (U.S. Patent 6,303,595) related to the use of mirtazapine in the treatment of OSA expires in 2017. In addition, we have licensed the rights to two other patent application families that directly pertain to our treatment methodology that are being domestically and internationally prosecuted. Finally, we are pursuing two additional families, pertaining to OSA related patents invented at Cypress. It is possible that a patent application will not issue from any of our patent applications and the breadth or scope of protection allowed under any issued patents may not provide adequate protection to protect any of our future products. We intend to enforce our patents, trademarks and brand names. Pursuant to the terms of the license agreement, Organon is responsible for the prosecution and maintenance of the patents and patent applications licensed thereunder at its sole expense. We may not be able to secure any additional patent protection and the existing patents may not ensure exclusivity through the patent term.

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

Clinical trials have been conducted by other pharmaceutical companies for the treatment of FMS. In particular, Pfizer Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS. In addition, Eli Lilly and Company has publicly disclosed that it has conducted two Phase II clinical trials evaluating the efficacy and safety of its compound, duloxetine, as a treatment for FMS. Both Pfizer and Eli Lilly and Company have also publicly disclosed that they are conducting Phase III clinical trials to evaluate the efficacy and safety of their respective compounds as a treatment for FMS. The market potential for Functional Somatic Syndromes, including FMS, is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain or antidepressant therapies could decide to evaluate their current product candidates for the treatment of Functional Somatic Syndromes, including FMS, at any time. Due to the high incidence of Functional Somatic Syndromes, including FMS, we anticipate that most, if not all, of the major pharmaceutical companies will have significant research and product development programs in these areas. We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs we seek to develop.

Currently, there are no safe and effective medications indicated for the routine treatment of sleep apnea. For those with moderate to severe OSA, the treatment approaches include surgery, or medical devices that keep the airway open during sleep through the use of air pressure. The type of surgery depends on the cause of the sleep apnea, and includes procedures to remove tonsils, adenoids, or other tissue in the airway, or to insert implants into a portion of the airway. However, in general, surgery has a limited success rate, estimated at 30% to 60%, in moderate to severe OSA.

Continuous Positive Airway Pressure, or CPAP, or similar devices represent the most common and most successful treatment for OSA. CPAP treatment involves a mask worn over the nose during sleep. The mask blows air into the airway in order to keep the throat open during sleep. CPAP has a 100% success rate in reducing AHI, the apnea-hypopnea index, or respiratory disturbance index, or RDI, which refers to the total number of apneas and hypopneas divided by the total amount of sleep during the sleep study) and associated nighttime oxygen desaturations, when the patient is compliant and utilizes the treatment each night for the entire night. However, CPAP devices are cumbersome and have achieved only moderate acceptance by patients, with compliance estimated to be between 50 - 70%.

Competitors for all of our potential products include fully-integrated pharmaceutical and biotechnology companies both in the United States and in foreign markets which have expertise in research and development, manufacturing processes, testing, obtaining regulatory clearances and marketing, and may have financial and other resources significantly greater than we do. Smaller companies may also prove to be significant competitors. Academic institutions, United States and foreign government agencies and other public and private research organizations conduct research relating to Functional Somatic Syndromes, including FMS and OSA, and may develop products for the treatment of these diseases that compete directly with any products we develop. Our competitors may compete with us for collaborations. These companies and institutions also compete with us in recruiting and retaining highly qualified scientific personnel.

Our competition will be partially determined by the potential indications that are ultimately cleared for marketing by regulatory authorities, the timing of any clearances and market introductions and whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which we can develop milnacipran or our product candidate for OSA, complete the clinical trials, receive regulatory clearance and supply commercial quantities of the products to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability and patent protection.

Manufacturing and Supply

Pursuant to the terms of our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the active pharmaceutical ingredient for milnacipran in exchange for a transfer price. Forest Laboratories has assumed the obligation to pay the transfer price directly to Pierre Fabre. Currently, Pierre Fabre manufactures the active pharmaceutical ingredient for milnacipran in its facility located in Gaillac, France. This facility will need to be inspected by the FDA. Due to the projected commercial quantities of milnacipran that we may require and to provide a second manufacturing site, Pierre Fabre has agreed that within a certain time period after commercial launch of milnacipran, it will qualify an additional manufacturing facility. In addition, because Pierre Fabre is our sole supplier of the active pharmaceutical ingredient for milnacipran and is currently the only supplier of the active pharmaceutical ingredient for milnacipran in the world, we have the right, but not the obligation, to qualify us or Forest Laboratories as an additional manufacturing facility to manufacture the active pharmaceutical ingredient for milnacipran. We do not currently have this capability. In addition, we have the right to manufacture milnacipran if Pierre Fabre does not have the required buffer stock or in the event that we terminate our license agreement with Pierre Fabre under certain circumstances. Currently, Forest Laboratories is responsible for encapsulating and packaging milnacipran for our clinical trials.

Pursuant to the terms of our License and Collaboration Agreement with Organon, Organon is responsible for manufacturing both clinical and commercial supplies of mirtazapine.

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

The results of the pharmaceutical development, preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA, which must be complete, accurate and in compliance with FDA regulations. Once the submission has been accepted for filing by the FDA, a process that may take up to 60 days after submission, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may deny an NDA filed by us or our collaborators if the applicable scientific and regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal trial. Moreover, data obtained from clinical trials are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. The approval of an NDA permits commercial-scale manufacturing, marketing, distribution and sale of the drug in the United States and, with some limitations, export from the United States. Upon approval, a drug may only be marketed in those dosage forms, for those indications and subject to those limitations approved in the NDA. Moreover, after approval, the FDA may require additional post-approval testing, surveillance and reporting to monitor the products. Thus, even if approval for a drug is granted, it can be limited or revoked if evidence subsequently emerges casting doubt on the safety or efficacy of a product, as has happened recently with respect to several high profile marketed drugs, or if the manufacturing facility, processes or controls do not comply with regulatory requirements. Finally, an approval may entail limitations on the uses, labeling, dosage forms, distribution and packaging of the product.

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

Outside the United States, including Canada, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes many of the same steps associated with FDA approval described above.

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

The approval process for milnacipran, mirtazapine or any of our future products is expensive, time consuming and uncertain, and any applicable regulatory agency may not grant marketing approval. We may not have sufficient resources to complete the required testing and regulatory review processes. Furthermore, we are unable to predict the extent of adverse governmental regulation, which might arise from future United States or foreign legislative or administrative action.

Employees

As of February 28, 2006, we employed 15 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Available Information

Our website address is www.cypressbio.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

There are limited data regarding milnacipran as a treatment of FMS and it may not work for FMS, especially in light of the results from our first Phase III clinical trial, or there may be safety issues with its use in this patient population.

There are limited data supporting the use of milnacipran for the treatment of FMS and no data supporting the use of milnacipran for indications other than depression. In September 2005, we reported top line results from our first Phase III clinical trial for patients with FMS and our trial did not achieve statistical significance on our primary endpoint. These reported topline results from our first Phase III clinical trial have had a material negative impact on our stock price. Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has only been tested as a treatment for FMS in our Phase II trial and one Phase III trial, which did not achieve its primary endpoint. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. Under our current agreement with the FDA, our first completed Phase III clinical trial may not qualify as one of the registration quality studies necessary to support an application to the FDA. Although we have disclosed that an alternative analysis than the one we agreed to with the FDA, the BOCF analysis, yielded statistically significant results, the FDA may not accept this as a registration study because the BOCF analysis was not the prospectively defined analysis method for handling data for those patients who withdrew from the study prior to the assessment time point. In light of the fact that our first Phase III clinical trial did not achieve statistical significance using the analysis we agreed to with the FDA, it is possible that our second and third trials will also not achieve statistical significance. We are experiencing higher patient drop out rates in our second Phase III trial than in our Phase II trial for milnacipran. Milnacipran may not prove to be effective to treat FMS in our ongoing Phase III trials or any future trial and although we believe based on our analysis of the data, that the effect was durable, further studies may prove that any positive effects from patients taking milnacipran may not be durable. Furthermore, even if we elect to pursue the development of milnacipran for any other Functional Somatic Syndromes, such as IBS, it may not prove to be effective.

In addition, all or any of our clinical trials may reveal that milnacipran is not safe. The FDA has never approved a drug for the treatment of FMS. If milnacipran is not demonstrated to be a safe and effective treatment for FMS to the satisfaction of the FDA or other regulatory agencies, including because we do not comply with the Special Protocol Assessment, we will not receive regulatory approval and our business would be materially harmed. Furthermore, the recent publicity related to safety issues in the market may make approval of any drug by the FDA more difficult.

We are dependent on our collaboration with Forest Laboratories to develop and commercialize milnacipran and to obtain regulatory approval. Events or circumstances may occur that delay or prevent the development and commercialization of milnacipran.

Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of milnacipran, for all indications in the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical. Forest Laboratories is responsible for funding the development of milnacipran, including clinical trials and regulatory approval, other than the external costs of the second Phase III trial, which we have agreed to fund. If the FDA approves this product candidate, Forest Laboratories will also have primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of milnacipran. Although Forest has indicated that they intend to continue development of milnacipran, there is always the possibility that they may instead choose to terminate development and our license agreement with them. Even if they continue to develop milnacipran, they may do so on a slower timeline than originally predicted. Furthermore, because the size of the second Phase III clinical trial has been increased from 800 patients to 1,200 patients our original timeline for announcing our topline results has been extended, and may be extended even further. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to establish the safety and efficacy of milnacipran, obtain regulatory approvals and achieve market acceptance of milnacipran for the treatment of FMS, all of which has been impacted by the reported results from our first Phase III clinical trial.

We are subject to a number of additional risks associated with our dependence on our collaboration with Forest Laboratories, including:

•                                          Forest Laboratories could stop either or both of the ongoing phase III trials of milnacipran for the treatment of FMS \or any other clinical trials for milnacipran or abandon or underfund the development of milnacipran, repeat or conduct additional clinical trials or require a new formulation of milnacipran for clinical testing; or delay the commencement of any additional clinical trials for milnacipran for the treatment of FMS;

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

Furthermore, Forest Laboratories may terminate our collaboration agreement upon our material breach or our bankruptcy and may also terminate our agreement upon 120 days’ notice in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of a NDA or to result in labeling or indications that would significantly adversely affect the marketing of any product developed under the agreement. If any of these events occur, we may not be able to find another collaborator for development or commercialization, especially given the existing Phase III clinical trial data as reported from our first Phase III trial, and even if we elected to pursue further development and commercialization of milnacipran, we would experience substantially increased capital requirements that we might not be able to fund.

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

Pursuant to our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the compound used as the active pharmaceutical ingredient in our milnacipran product candidate. Neither we nor Forest Laboratories have facilities for the manufacture of the product candidate. Currently, Pierre Fabre manufactures the active ingredient of milnacipran in its facility in Gaillac, France and Pierre Fabre is the only worldwide supplier of the active ingredient of milnacipran that is currently approved for sale as an antidepressant outside the United States, but is not approved for sale in the United States. If any product is commercialized under the agreement, Pierre Fabre will have the exclusive right to manufacture the active ingredient used in our commercial product. If milnacipran is commercialized in the United States, Pierre Fabre’s facility will need to be inspected by the FDA for compliance with current good manufacturing practices, or cGMP, requirements. Due to the projected commercial quantities of milnacipran that we may require and to provide a second manufacturing site, Pierre Fabre has agreed that within a certain time period after commercial launch of milnacipran, it will qualify an additional manufacturing facility. We do not have control over Pierre Fabre’s compliance with cGMP requirements or Pierre Fabre’s compliance with its obligation to qualify a second manufacturing facility. If Pierre Fabre fails or is unable to provide, in a timely and economic manner, required quantities of the active ingredient that Forest Laboratories or we request for clinical purposes, our development program could be delayed. In addition, if Pierre Fabre fails to timely and economically supply us sufficient quantities for commercial sale, if milnacipran is ever commercialized, our product sales and market acceptance of the product could be adversely affected.

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

There are very limited data supporting the use of mirtazapine alone, and no data supporting the use of mirtazapine in combination with another compound, for the treatment of OSA. We have made certain assumptions about mirtazapine as a potential treatment for OSA based on our assumptions about OSA and its causes and the pharmacology of mirtazapine and other compounds that we intend to combine with mirtazapine. However, these assumptions may prove to be wrong. Although mirtazapine is currently being sold as an antidepressant, it has only been tested as a treatment for OSA in animals. Results obtained in animals are not highly predictive of results in humans and therefore, mirtazapine may not be effective in treating humans with OSA. Mirtazapine has been tested in 10 human patients in one study and has never been tested for the treatment of OSA in combination with any other drug. The results that were obtained in this very small human study may not be repeated in our study. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of any product candidate we develop using mirtazapine for the treatment of OSA. Our Phase IIa trials for mirtazapine, alone or in combination, may not work to treat OSA. The FDA has approved medical devices for the treatment of OSA but has never approved a drug for the treatment of OSA. Further, the medical device that has been approved is very effective when used and it is possible the FDA will require similar efficacy results for a drug, which would likely be impossible to achieve. In addition, our clinical trials may reveal that mirtazapine, alone or in combination with another compound, is not safe. If mirtazapine is not demonstrated to be a safe and effective treatment for OSA to the satisfaction of the FDA or other regulatory agencies, we will not receive regulatory approval and our business would be materially harmed.

We will rely upon an exclusive license from Organon in order to develop and sell mirtazapine for OSA, and our ability to pursue the development and commercialization of mirtazapine for the treatment of OSA depends upon the continuation of our license from Organon, and potentially two other third parties, depending upon whether or not a combination compound is selected.

Our license agreement with Organon provides us with a license to develop and sell any products with the compound mirtazapine as an active ingredient for OSA. Either we or Organon may terminate the license agreement for cause upon 60 days’ prior written notice to the other party upon the bankruptcy or dissolution of the other party, or upon a breach of any material provision of the agreement if the breach is not cured within 60 days, 45 days with respect to payments, following the written notice. Furthermore, either party has the right to terminate the agreement upon 60 days’ prior notice if we and Organon determine to cease all development under the agreement. If our license agreement with Organon were terminated, we would lose our rights to develop and commercialize mirtazapine for OSA.

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

As part of our strategy, we are continuing to evaluate potential strategic transactions, including potential acquisitions of products, technologies and companies, in order to expand our product pipeline. As we did with our in-licensing of milnacipran and mirtazapine, we may seek to in-license compounds or we may acquire products or businesses. Future acquisitions and licensing transactions would expose us to operational and financial risks, including:

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

We are at an early stage of development as a biotechnology company and do not have any commercial products. We have only two product candidates, milnacipran, which we sublicensed to Forest Laboratories in January 2004 and mirtazapine, which we partnered with Organon in June 2005. Milnacipran, our OSA candidate mirtazapine, or any future product candidates we may acquire or develop, will require significant additional development, clinical trials, regulatory approvals and additional investment before they can be commercialized. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates are not shown to be safe and effective in clinical trials, because we have inadequate financial or other resources to pursue clinical development of the product candidate, or because the FDA does not grant regulatory approval. We do not expect milnacipran to be marketed for a number of years, if at all, and mirtazapine as a potential treatment for OSA is at an even earlier stage of development. We may not achieve our internal timelines and the results from our second Phase III trial for milnacipran may not be available in mid 2007 and we may not be in a position to select a development candidate with Organon by mid 2006. If we and Forest Laboratories are unable to develop milnacipran or if we and Organon are unable to develop mirtazapine as a commercial drug in the United States, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

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

The amounts we are funding for external expenses for the second Phase III clinical trial evaluating milnacipran, which will now be increased because we have increased the number of patients to be enrolled, are only reimbursed to us by Forest Laboratories under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA. The second Phase III trial may not be utilized as one of the pivotal trials in the NDA submission, and, in such event, we will not be reimbursed by Forest Laboratories for the external expenses that we fund in connection with the second Phase III clinical trial. It is also possible that Forest could alter the development plan for milnacipran or even terminate our collaboration agreement plan, which would prevent us from ever being reimbursed for our funding of the external expenses for the second Phase III trial for milnacipran.

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

As of February 28, 2006, we had only 15 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We and Forest Laboratories used the services of Scirex, a contract research organization, to conduct the first Phase III trial with respect to milnacipran, and have used Scirex to assist in the conduct of the second Phase III trial with respect to milnacipran. We are also using a contract research organization to conduct our Phase IIa trials for mirtazapine, alone and in combination with other compounds. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not plan on significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran, mirtazapine, or any of our other future product candidates.

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

The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS, or other central nervous system disorders, including OSA. With respect to our FMS program, Pfizer, Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS. In addition, Eli Lilly and Company has publicly disclosed that it has conducted two Phase II clinical trials evaluating the efficacy and safety of its compound, duloxetine, as a treatment for FMS. Both companies have also publicly disclosed they are currently conducting Phase III programs with their compounds in FMS. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it is anticipated that duloxetine, which is currently approved for the treatment of depression, is receiving some off-label use for the treatment of FMS. Tricyclic antidepressants, or TCAs, which are inexpensive generic formulations, are currently viewed as the drugs of choice in treating FMS.

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

We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of February 28, 2006, we had only 15 full time employees and therefore, we rely heavily on our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran, mirtazapine, or any further products. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.

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

We have incurred substantial losses during our history. For the years ended December 31, 2005, 2004 and 2003, we incurred net losses of $8.6 million, $11.2 million and $21.7 million, respectively. As of December 31, 2005, we had an accumulated deficit of $146.1 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran and our and Organon’s ability to develop, market and commercialize mirtazapine with sufficient sales volumes, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next several years or become profitable in the foreseeable future and may never achieve profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or discontinue the completion of any proposed acquisitions or adversely affect our ability to realize the expected benefits of any completed acquisitions.

We agreed to pay certain expenses in connection with the second Phase III clinical trial for milnacipran in FMS. In addition, we will incur certain non-reimbursable expenses in connection with the development of milnacipran. We are funding our current Phase IIa clinical trials for mirtazapine, which is being tested alone and in combination with other compounds, and in the event a candidate is selected to be developed for OSA, we will share development costs with Organon. We are also incurring expenses in connection with the evaluation of potential acquisitions or other strategic transactions and will incur additional expenses in the event we close any such transactions. We do not have any committed external sources of funding and we will likely need to raise additional capital through the sale of equity or debt. The amount of capital we will require will depend upon many factors, including but not limited to, our OSA program, the evaluation and potential closing of any strategic transactions and the development strategy for milnacipran. If we are unable to raise capital when we need it, we may have to scale back or discontinue the evaluation or completion of any proposed acquisitions or strategic transaction(s).

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish propriety rights.

We will likely attempt to raise additional funds through public or private equity offerings, including through our shelf registration statement, debt financings or corporate collaborations and licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership percentage will be diluted. In addition, if we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish potential valuable rights to our potential products on terms that are not favorable to us.

We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income.

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. All unused federal net operating losses will expire 15 or 20 years after any year in which they were generated. The carryforward period is 15 years for losses incurred prior to 1996 and 20 years for losses incurred subsequent to 1997. Our federal net operating losses will begin to expire in 2008, and our California tax loss carryforwards will begin to expire in 2007.

Our stock price has been very volatile and will likely continue to be volatile.

The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2003 through December 31, 2005, the high and low closing sales prices for our common stock ranged from $2.20 to $16.05. The negative results of our first Phase III clinical trial for milnacipran had a very material impact on our stock price. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We do not expect our stock price to increase in the near future, if at all. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

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

As of January 31, 2006, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 44% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

We expect to continue incurring significant costs as a result of enacted and proposed changes in laws and regulations relating to corporate governance matters.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and by the Nasdaq National Market, have and we expect will continue to result in significant costs to us. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant financial resources and management time related to compliance activities. Additionally, these laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Risks Related to Our Intellectual Property

We rely primarily on method of use patents to protect our proprietary technology for the development of milnacipran and mirtazapine, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology. The composition of matter patent for milnacipran (U.S. Patent 4,478,836) expired in June 2002. Accordingly, we rely on the patent for the method of synthesis of milnacipran (U.S. Patent 5,034,541), which expires on December 27, 2009 and was assigned to Pierre Fabre and licensed to us and on patents on the method of use of milnacipran to treat symptoms of FMS (U.S. Patent 6,602,911 and U.S. Patent 6,992,110) and the method of use of milnacipran to treat symptoms of chronic fatigue syndrome (U.S. Patent 6,635,675) issued to us, to protect our proprietary technology with respect to the development of milnacipran. We have also filed additional patent applications related to milnacipran and to the use of milnacipran for FMS (and other related pain syndromes and disorders), although no patents have issued on these patent applications. Because there is very limited patent protection for the composition of matter of milnacipran, other companies may be able to sell milnacipran in competition with us and Forest Laboratories unless we and Forest Laboratories are able to obtain additional protection through milnacipran-related patents or additional use patents that may issue from our pending patent applications or other regulatory exclusivity. It may be more difficult to establish infringement of methods of synthesis, formulation or use patents as compared to a patent on a compound. If we or Forest Laboratories are not able to obtain and enforce these patents, a competitor could use milnacipran for a treatment or use not covered by any of our patents.

We also will rely on method of use patents to protect our proprietary technology for the development of mirtazapine for OSA. The composition of matter patent for mirtazapine has expired. United States patent (U.S. Patent 6,303,595) related to the use of mirtazapine in the treatment of OSA expires in 2017. Because mirtazapine is sold as a generic drug, other companies may be able to sell mirtazapine for indications other than OSA in competition with us unless we, Organon and other license partners, depending upon which combination compound is selected, are able to obtain additional patent protection under the various patent applications that have been filed.

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

Others may file patent applications or obtain patents on similar technology or compounds that compete with milnacipran for the treatment of FMS or mirtazapine in the treatment of OSA. We cannot predict the breadth of claims that will be allowed and issued in patent applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. We may infringe on intellectual property rights of others without being aware of the infringement. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.

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

ITEM 1B. Unresolved Staff Comments

None.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Executive Officers

Our executive officers are as follows:

NAME	AGE	POSITION

Jay D. Kranzler, M.D., Ph.D.	48	Chief Executive Officer and Chairman of the Board of Directors
Sabrina Martucci Johnson	39	Chief Financial Officer and Senior Vice President
R. Michael Gendreau, M.D., Ph.D.	50	Vice President of Clinical Development and Chief Medical Officer
Denise L. Wheeler	36	Vice President of Business and Legal Affairs

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

SABRINA MARTUCCI JOHNSON was appointed as our interim Chief Financial Officer in February 2002 and in April 2002, she was appointed as our Vice President and Chief Financial Officer. In April 2005, she was promoted to Senior Vice President. Ms. Johnson served as our Vice President of Marketing from March 2001 to April 2002. Ms. Johnson joined us in August of 1998 and held various positions from 1998 through 2000, including Product Director, Executive Director of Marketing and Sales, and Vice President of Marketing and Sales. From 1993 to 1998, Ms. Johnson held marketing and sales positions with Advanced Tissue Sciences and Clonetics. Ms. Johnson began her career in the biotechnology industry in 1990 as a research scientist with Baxter Healthcare, Hyland Division. Ms. Johnson has an MBA from the American Graduate School of International Management (Thunderbird), a MSc. in Biochemical Engineering from the University of London and a BSc. in biomedical engineering from Tulane University.

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

DENISE L. WHEELER was appointed as our Vice President of Business and Legal Affairs and Corporate Secretary in February 2004. Prior to joining us, from September 1997 until January 2004, Ms. Wheeler worked as a corporate attorney at the law firm of Cooley Godward LLP. Ms. Wheeler has a B.A. from Old Dominion University and a J.D. from the University of San Diego, School of Law.

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

	Price Range of Common Stock
	High	Low

Year Ended December 31, 2005:
First Quarter	$14.05	$9.09
Second Quarter	13.65	8.50
Third Quarter	14.68	5.41
Fourth Quarter	6.15	4.42

Year Ended December 31, 2004:
First Quarter	$15.71	$10.94
Second Quarter	16.05	11.92
Third Quarter	13.67	8.94
Fourth Quarter	14.06	9.28

As of March 1, 2006, there were approximately 725 holders of record of our common stock. On March 1, 2006, the last reported sale price of our common stock on the Nasdaq National Market was $6.02 per share. We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business.

Equity Compensation Plan Information

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2005:

	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by stockholders (a)	3,319,190	$7.25	3,416,063
Equity compensation plans not approved by stockholders	—	—	—

(a)          Includes our 1996 Equity Incentive Plan and our 2000 Equity Incentive Plan.

(b)          In February 2001, the shareholders of the Company approved a provision to amend the 2000 Equity Incentive Plan, whereby the total number of shares reserved for issuance under the 2000 Equity Incentive Plan and the 1996 Equity Incentive Plan, in the aggregate, may be increased quarterly such that the number equals 21.1% of the number of shares of the Company’s common stock issued and outstanding as of the end of that day.

ITEM 6. Selected Financial Data

The following table presents our selected financial data, which is derived from our audited financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the financial statements and the related notes thereto included in this Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:

Revenues:
Revenues under collaborative agreement	$8,384,636	$14,414,619	$—	$—	$—
Revenue from Fresenius agreement	—	—	—	6,400,000	1,600,000
	8,384,636	14,414,619	—	6,400,000	1,600,000

Costs and expenses:
Research and development	15,519,975	15,201,192	11,443,693	5,094,079	3,677,544
General and administrative	4,770,329	5,732,641	4,120,156	2,985,862	4,281,283
Non-cash compensation charges	997,593	6,479,308	416,659	222,377	194,493
Compensation expense (benefit) – variable stock options	(1,749,135)	(699,033)	5,879,277	(688,376)	784,874
	19,538,762	26,714,108	21,859,785	7,613,942	8,938,194
Other income (expense):
Interest income	2,525,327	1,092,404	121,679	199,678	434,363
Interest expense	(2,382)	(5,826)	(9,097)	(33,529)	(273,083)
Gain (loss) on disposal of assets	4,186	(2,095)	4,931	(1,090)	(16,714)
	2,527,131	1,084,483	117,513	165,059	144,566

Net loss	$(8,626,995)	$(11,215,006)	$(21,742,272)	$(1,048,883)	$(7,193,628)

Net loss per share – basic and diluted	$(0.28)	$(0.40)	$(1.21)	$(0.09)	$(1.15)

Shares used in computing net loss per share – basic and diluted	31,105,271	27,764,975	17,924,353	11,572,101	6,249,917

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$109,613,278	$112,023,998	$23,524,646	$12,209,383	$5,867,083
Total assets	110,791,798	118,389,524	23,806,681	12,477,519	6,685,108
Total stockholders’ equity (deficit)	89,975,440	94,173,809	22,129,122	11,785,137	(1,968,943)
Working capital (deficit)	105,536,094	112,837,533	22,049,874	11,680,864	(2,113,492)

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

Our goal is to be the first to commercialize a product approved in the United States for the treatment of Fibromyalgia Syndrome, or FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of CNS drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. In July 2005, we completed the first Phase III trial for milnacipran, which was commenced in October 2003. We announced the top-line results from this first Phase III trial in September 2005. Although the results did not achieve statistical significance at the p<0.05 level, we believe the preliminary results support continuation of the development program and the planned development program for milnacipran is continuing. This development program includes an ongoing second Phase III study and an additional third Phase III study that was initiated in the first quarter of 2006.

We obtained an exclusive license for milnacipran from Pierre Fabre Medicament in 2001. Milnacipran has been marketed outside of the United States since 1997 as an antidepressant and has been used by over 3,000,000 patients worldwide. We have paid Pierre Fabre a total of $2.5 million, including upfront payments of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003, and issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock in connection with an amendment to the agreement with Pierre Fabre. We are obligated to pay Pierre Fabre 5% of any upfront and milestone payments received from Forest Laboratories as a sublicense fee. A $1.25 million such payment has been made to date. After a total of $7.5 million has been paid, any additional sublicense fees are credited against any subsequent milestone and royalty payments owed by us to Pierre Fabre. If not used, these credits are carried forward to subsequent years. Additional payments to Pierre Fabre of up to a total of $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. Under our agreement with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees. However, in light of the increased expense and risk associated with running two parallel trials, we have agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004 for the second Phase III trial only, and we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA. Forest Laboratories is funding the third Phase III clinical trial, including a specified number of our employees that are assisting with the conduct of that clinical trial. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote using our own sales force up to 25% of the total physician details and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls.

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

Cypress and Organon have each independently initiated Phase IIa trials that will serve as the basis for selecting the product candidate, if any, for further clinical development. The companies expect the Phase IIa trials and subsequent joint development and planning meetings to run through at least the first half of 2006, which is also the earliest a development candidate to be evaluated in further trials could be selected.

We are continuing to evaluate other various potential strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives.

As of December 31, 2005, we had working capital of approximately $105.5 million and an accumulated deficit of approximately $146.1 million. Our future success depends on our ability to develop and market new products for the treatment of Functional Somatic Syndromes, such as FMS, and other central nervous system disorders.

Results of Operations

Comparison of Years Ended December 31, 2005 and 2004

Revenues

We recognized revenues under our collaborative agreement of $8.4 million for the year ended December 31, 2005 compared to $14.4 million for the year ended December 31, 2004. The decrease in revenues under our collaborative agreement is due to a decrease in sponsored development reimbursements during 2005 for costs incurred in connection with the first Phase III trial, which was completed during the second half of 2005, and the elimination of funding from Forest Laboratories for certain of our employees devoted to the development of milnacipran as of the fourth quarter in 2004. This decrease in revenues under our collaborative agreement was partially offset by an increase in sponsored development reimbursements during 2005 for costs incurred in connection with the extension trial to our first Phase III trial, which commenced during the third quarter of 2004 and had a full year of activity during 2005. The revenues recorded during 2005 and 2004 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories for the development and marketing of milnacipran, entered into in January 2004. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during 2004 for certain of our employees devoted to the development of milnacipran.

We currently are not generating any revenues from product sales and we do not expect to generate revenues from product sales for at least the next several years, if at all. Unless and until we generate revenues from product sales, we expect our revenues to consist of the continued recognition on a straight-line basis of the upfront payment of $25.0 million and sponsored development reimbursements. We may also recognize future milestone payments under our agreement with Forest Laboratories, which are contingent upon the achievement of agreed upon objectives and which are not guaranteed payments. In connection with our arrangement with Forest Laboratories regarding cost sharing arrangements for the second Phase III trial only, the amount of funding that we receive from Forest Laboratories for certain of our employees was eliminated as of the fourth quarter in 2004. Additionally, the amount of sponsored development reimbursements from Forest Laboratories may change periodically based on the level of development activity. Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.

Research and Development

Research and development expenses for the year ended December 31, 2005 were $15.5 million compared to $15.2 million for the year ended December 31, 2004. The increase in research and development expenses is primarily attributable to costs incurred during 2005 in connection with the extension trial to our first Phase III trial, which commenced during the third quarter of 2004 and had a full year of activity during 2005, and our second Phase III trial for milnacipran, which commenced during the fourth quarter of 2004 and had a full year of activity during 2005, payment of license fees of $2.5 million and a non-cash charge of $0.6 million incurred due to the issuance of a warrant to Organon in connection with the licensing agreement related to our OSA program and costs incurred in connection with various proof of concept studies for our sleep apnea program. This increase in research and development expenses during 2005 was partially offset by several non-recurring expenses incurred in 2004, including a $1.25 million sublicense fee paid to Pierre Fabre recorded during the first quarter of 2004 in connection with our collaboration agreement with Forest Laboratories and a payment for the exercise of our option in January 2004 to acquire an exclusive license to technology developed under our reformulation and new product agreement with Collegium, and a decrease during 2005 in costs incurred in connection with the first Phase III trial, which was completed during the second half of 2005. During 2005, we incurred total costs of $8.3 million in connection with our Phase III programs compared to a total of $12.9 million (including the $1.25 million sublicense fee to Pierre Fabre) during 2004. The costs for the first Phase III clinical trial and extension trial are being reimbursed by Forest Laboratories as noted below.

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

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $320,000 and $449,000 related to research and development expenses for the years ended December 31, 2005 and 2004, respectively, and as discussed below in “Compensation Benefit—Variable Stock Options,” we recognized a compensation benefit for variable stock options of $0 and $180,000 related to research and development expenses for the years ended December 31, 2005 and 2004, respectively.

General and Administrative

General and administrative expenses for the year ended December 31, 2005 were $4.8 million compared to $5.7 million for the year ended December 31, 2004. The decrease in general and administrative expenses is primarily due to non-recurring costs incurred during 2004, consisting of a success-based fee paid to our investment bankers in connection with the closing of our collaboration agreement with Forest Laboratories in January 2004 and a one-time fee associated with our being listed during the first quarter of 2004 on the Nasdaq National Market, and lower consulting fees and travel expenses during 2005 in connection with business development activities. This decrease in general and administrative expenses during 2005 was partially offset by a success-based fee paid to advisors during the second quarter of 2005 in connection with the closing of our licensing agreement with Organon.

In addition, as discussed below in “Non-Cash Compensation Charges,” we recognized non-cash compensation expense of $678,000 and $6.0 million related to general and administrative expenses for the years ended December 31, 2005 and 2004, respectively, and as discussed below in “Compensation Benefit—Variable Stock Options,” we recognized a compensation benefit for variable stock options of $1.7 million and $519,000 related to general and administrative expenses for the years ended December 31, 2005 and 2004, respectively.

Non-Cash Compensation Charges

Non-cash compensation charges for the year ended December 31, 2005 were $998,000, consisting of approximately $320,000 related to research and development expenses and $678,000 related to general and administrative expenses, compared to $6.5 million, consisting of approximately $449,000 related to research and development expenses and $6.0 million related to general and administrative expenses, for the year ended December 31, 2004. The decrease in non-cash compensation charges is primarily due to non-recurring, non-cash compensation charges recorded during the first quarter of 2004, consisting of $2.4 million related to stock options previously granted to consultants and two former board members for services that vested upon the completion of the collaboration agreement with Forest Laboratories and $2.8 million in connection with the accounting treatment for stock options related to the resignation of certain board members to roles as consultants during the first quarter of 2004, as well as a decrease in the Black-Scholes valuation for stock options granted to consultants due to the overall decrease in our stock price experienced during 2005.

Compensation Benefit – Variable Stock Options

In June 2001, we implemented an option cancel and re-grant program, which resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25. During the year ended December 31, 2005, as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period, we recognized a compensation benefit of $1.7 million, consisting of $0 related to research and development expenses and $1.7 million related to general and administrative expenses. Similarly, due to a decrease in our stock price during the year ended December 31, 2004, we recognized a compensation benefit of $699,000, consisting of $180,000 related to research and development expenses and $519,000 related to general and administrative expenses. In the event our stock price is above $5.78 (closing price on December 31, 2005) on March 31, 2006, we will record additional compensation charges (however, we cannot predict what our stock price will be in the future and it may be substantially lower than $5.78).

Interest Income

Interest income for the year ended December 31, 2005 was $2.5 million compared to $1.1 million for the year ended December 31, 2004. The increase in interest income for the year ended December 31, 2005 compared to the corresponding period in 2004 is due to higher cash and investment balances during 2005 and a general increase in interest rates and related yields experienced during 2005.

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

Research and Development

Research and development expenses for the year ended December 31, 2004 were $15.2 million compared to $11.4 million for the year ended December 31, 2003. The increase in research and development expenses is primarily attributable to increased costs in connection with our first Phase III clinical trial for milnacipran due to a full year of activity during 2004 and costs incurred during 2004 in connection with the extension trial and our second Phase III trial for milnacipran. During 2004, we incurred total costs of $12.9 million in connection with our Phase III programs compared to a total of $3.3 million during 2003. Research and development expenses during 2003 included a non-cash charge in the amount of $5.0 million recognized during the second quarter of 2003 in connection with the issuance of 1,000,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock to Pierre Fabre under the Restated Pierre Fabre Agreement and costs incurred during the first quarter of 2003 related to the Phase II clinical trial for milnacipran, which was in its final completion stage during the first quarter of 2003. The costs for the first Phase III clinical trial and extension trial incurred during 2004 are being reimbursed by Forest Laboratories.

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

General and Administrative

General and administrative expenses for the year ended December 31, 2004 were $5.7 million compared to $4.1 million for the year ended December 31, 2003. The increase in general and administrative expenses is primarily due to a success-based fee paid to our investment bankers in connection with the closing of our collaboration agreement with Forest Laboratories, a one-time fee associated with our being listed during the first quarter of 2004 on the Nasdaq National Market, increased wages and benefits expense associated with an increase in headcount, increased consulting fees and travel expenses in connection with business development activities surrounding potential strategic transactions and increased business insurance costs.

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

Compensation Expense (Benefit) – Variable Stock Options

In connection with the option cancel and re-grant program implemented in 2001, which resulted in variable accounting for the newly issued options under FIN 44, we recognized a compensation (benefit) of $(699,000), consisting of $(180,000) related to research and development expenses and $(519,000) related to general and administrative expenses, during the year ended December 31, 2004 as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period. In contrast, due to an increase in our stock price during the year ended December 31, 2003, we recognized compensation expense of $5.9 million, consisting of $646,000 related to research and development expenses and $5.2 million related to general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2005, we had cash, cash equivalents and short-term investments of $109.6 million compared to cash, cash equivalents and short-term investments of $112.0 million at December 31, 2004. Working capital at December 31, 2005 totaled $105.5 million compared to $112.8 million at December 31, 2004. We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.

Net cash used in operating activities totaled $6.9 million for the year ended December 31, 2005 compared to net cash provided by operating activities of $11.1 million for the year ended December 31, 2004. The primary use of cash during 2005 were actual expenditures to fund our operating activities during the period, offset by net collections of amounts due from Forest Laboratories. The primary source of cash from operations during 2004 was the upfront payment of $25.0 million received from Forest Laboratories, offset by cash used in operations of approximately $13.9 million.

Net cash provided by investing activities was $18,000 for the year ended December 31, 2005 compared to net cash used in investing activities of $81.0 million for the year ended December 31, 2004. The much smaller amount in net cash from investing activities during 2005 compared to 2004 was primarily a result of the purchase of short-term securities during 2004 with the proceeds from the secondary offering of our common stock completed during April 2004.

Net cash provided by financing activities was $3.8 million for the year ended December 31, 2005 compared to $77.4 million for the year ended December 31, 2004. The decrease in net cash provided by financing activities during 2005 compared 2004 was primarily the result of proceeds of approximately $3.8 million from the exercise of stock options and warrants during 2005 compared to proceeds of approximately

$74.2 million from the completion of our public offering of common stock during April 2004 and proceeds of approximately $3.0 million from the exercise of stock options and warrants during 2004.

The following table summarizes our long-term contractual obligations at December 31, 2005:

	Total	Less than 1 year (2006)	1 – 3 years (2007 – 2009)	After 4 years (2010 +)
Operating leases	$295,074	$184,804	$110,270	$—
Purchase obligations (1)	2,021,203	1,770,200	251,003	—
Total	$2,316,277	$1,955,004	$361,273	$—

(1)                                  Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of December 31, 2005.

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

Unless and until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from revenue under our collaboration agreement with Forest and if available to us, cash from financings. We currently have a shelf registration statement on file that would allow us to issue up to $100 million in shares but we do not have any current intentions to engage in a financing and no current intended purchasers. Additionally, in connection with the sale of most of our assets related to the PROSORBA column to Fresenius Hemocare in January 2001, a contingent payment is due to us on January 30, 2008 in the amount of $1 million if sales during the first seven years exceed 35,000 units, $2 million if they exceed 50,000 units and none if the sales are less than 35,000 units.

Our current expected primary cash needs on both a short term and long-term basis are for the development of current products, working capital and other general corporate purposes and the identification, acquisition or license, and development of potential future products. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium, the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than our FMS or OSA product) that we may in-license or acquire, we estimate that based on our current business plan, which now includes the development of a candidate for OSA, we will require approximately $16 million to fund our operations for the year 2006. One of our ongoing goals is to identify and in-license new products. In the event we acquire, license or develop any new products, the amount to fund our operations for 2006 would increase, possibly materially. Our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products for the treatment of

Functional Somatic Syndromes and other central nervous system disorders. Such losses may fluctuate, and the fluctuations may be substantial.

Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at December 31, 2005 are sufficient to fund operations for at least the next year. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products and companies, and other alternatives. In order to acquire or develop additional products, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:

•                                          the extent to which we acquire or invest in other products and businesses;

•                                          the costs of in-licensing drug candidates;

•                                          the ability of Forest Laboratories and us to reach milestones, and other events or developments under our collaboration agreement;

•                                          the ability of Organon and our other OSA related collaborators to reach milestones, and other events or developments under our collaboration agreements;

•                                          the costs and timing of development and regulatory approvals for milnacipran and our OSA product candidate; and

•                                          the costs of commercialization of any future products.

Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Unless and until we can generate a sufficient amount of product revenue, if ever, we expect to finance future capital needs through public or private debt or equity offerings or collaboration and licensing arrangements, as well as interest income earned on cash balances. We do not currently have any commitments or specific plans for future external funding. We may not be able to raise additional capital and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we may be required to delay, scale back or eliminate some or all of our development of existing or future product candidates.

To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development expenses and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are the critical accounting policies that affect the significant judgments and estimates used in the preparation of our financial statements (see also the notes to our financial statements).

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel expenses for our research and development personnel, fees paid to external service providers to conduct clinical trials, patient enrollment costs, fees and milestone payments under our license and development agreements and costs for facilities, supplies, materials and equipment. All such costs are charged to research and development expenses as incurred. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on completion of patient studies and other events. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. Historically, adjustments have not resulted in material changes to research and development expenses; however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.

Stock Based Compensation

We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, as amended by SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, we ordinarily recognize no compensation expense for stock option grants to employees provided that the option exercise price is not less than the fair market value of the underlying stock on the date of grant. The value of options or stock awards issued to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with selling Goods and Services, and is periodically re-measured as the options vest. For the years ended December 31, 2005 and 2004, we recorded compensation expense of $864,000 and $3.1 million (including $2.4 million related to stock options that vested upon the execution of the collaboration agreement with Forest Laboratories), respectively, related to options issued to consultants. Additionally, during the year ended December 31, 2004, we recorded compensation expense of $2.8 million in connection with the accounting treatment for stock options related to the resignation of certain board members during the first quarter of 2004 and compensation expense of $385,000 in connection with the issuance of warrants to purchase 50,000 shares of our common stock to an outside consultant as compensation for services provided.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (SFAS 95). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt SFAS 123R on January 1, 2006.

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Determining the exact impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which affect the computation. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in Note 1 to our financial statements.

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

There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of and on the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Cypress Bioscience, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that Cypress Bioscience, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cypress Bioscience, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cypress Bioscience, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cypress Bioscience, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Cypress Bioscience, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Cypress Bioscience, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 3, 2006

Item 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers

Information required by this item will be contained in our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (except that information pertaining to executive officers of the Registrant is contained in Part I of this report). Such information is incorporated herein by reference.

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

ITEM 11. Executive Compensation

Information required by this item will be contained in our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Information required by this item will be contained in our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. Accounting Fees and Services

Information required by this item will be contained in our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibit 10.41 to Form 10-K for the year ended December 31, 1998
10.8	Amended and Restated License and Distribution Agreement dated January 19, 2001 among the Registrant, Fresenius HemoCare, Inc. and Fresenius HemoCare GmbH(*)	Exhibit 2.2 to Form 8-K filed on January 23, 2001
10.9	2000 Equity Incentive Plan(†)	Exhibit 10.25 to Form 10-K for the year ended December 31, 2000
10.10	Form of Stock Option Agreement for use with the 2000 Equity Incentive Plan(†)	Exhibit 10.26 to Form 10-K for the year ended December 31, 2000
10.11	Letter Amendment dated February 1, 2002 to the Amended and Restated License Agreement dated January 19, 2001 among the Registrant, Fresenius HemoCare, Inc. and Fresenius HemoCare GmbH	Exhibit 10.24 to Form 10-K for the year ended December 31, 2001
10.12	Reformulation and New Product Agreement dated August 22, 2002 between the Registrant and Collegium Pharmaceuticals, Inc.(*)	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002

10.13	Common Stock Issuance Agreement dated October 31, 2002 between the Registrant and Collegium Pharmaceuticals, Inc.(*)	Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002
10.14	Equity Investment Agreement dated June 6, 2003 between the Registrant and Pierre Fabre Medicament	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003
10.15	Warrant to purchase Common Stock of the Registrant issued to Pierre Fabre Medicament on June 6, 2003	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003
10.16	Amended and Restated Employment Agreement dated August 11, 2003 between the Registrant and Jay D. Kranzler, M.D., Ph.D(†)	Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003
10.17	Employment Agreement dated February 4, 2004 between the Registrant and Denise Woolard(†)	Exhibit 10.22 to the Form 10-K for the year ended December 31, 2003.
10.18	Third Restated License Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.23 to the Form 10-K for the year ended December 31, 2003.
10.19	First Restated Trademark Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.24 to the Form 10-K for the year ended December 31, 2003.
10.20	Purchase and Supply Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.25 to the Form 10-K for the year ended December 31, 2003.
10.21	License and Collaboration Agreement dated January 9, 2004 between the Registrant and Forest Laboratories(*)	Exhibit 10.26 to the Form 10-K for the year ended December 31, 2003.
10.22	Side Letter dated January 9, 2004 among the Registrant, Forest Laboratories and Pierre Fabre Medicament(*)	Exhibit 10.27 to the Form 10-K for the year ended December 31, 2003.
10.23	Letter Agreement dated January 9, 2004 among the Registrant, Forest Laboratories and Pierre Fabre Medicament(*)	Exhibit 10.28 to the Form 10-K for the year ended December 31, 2003.
10.24	2005 Bonus Plan(†)	Exhibit 10.24 to the Form 10-K for the year ended December 31, 2004
10.25	Amendment to Forest Agreement(**)	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2005
10.26	License and Collaboration Agreement dated June 29, 2005 between Organon (Ireland) Ltd. and Cypress(**)	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005
10.27	2006 Bonus Plan(†)
21.1	Subsidiaries of the registrant	The registrant has no subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney	Reference is made to page 52
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

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

CYPRESS BIOSCIENCE, INC.

Date: March 15, 2006	By:	/s/ Jay D. Kranzler
Chief Executive Officer and Chairman of the Board

Date: March 15, 2006	By:	/s/ Sabrina Martucci Johnson
Chief Financial Officer and Senior Vice President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay D. Kranzler, M.D., Ph.D. and Sabrina Martucci Johnson, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay D. Kranzler	Chief Executive Officer and Chairman of	March 15, 2006
Jay D. Kranzler, M.D., Ph.D.	the Board
(Principal Executive Officer)
/s/ Sabrina Martucci Johnson	Chief Financial Officer and Senior Vice	March 15, 2006
Sabrina Martucci Johnson	President
(Principal Financial and Accounting
Officer)
/s/ Samuel D. Anderson	Director	March 15, 2006
Samuel D. Anderson

/s/ Jon W. McGarity	Director	March 15, 2006
Jon W. McGarity

/s/ Jean-Pierre Millon	Director	March 15, 2006
Jean-Pierre Millon

/s/ Perry B. Molinoff	Director	March 15, 2006
Perry B. Molinoff

/s/ Daniel H. Petree	Director	March 15, 2006
Daniel H. Petree

/s/ Gary D. Tollefson	Director	March 15, 2006
Gary D. Tollefson

/s/ Jack H. Vaughn	Director	March 15, 2006
Jack H. Vaughn

CYPRESS BIOSCIENCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cypress Bioscience, Inc.

We have audited the accompanying balance sheets of Cypress Bioscience, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Bioscience, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with generally accepted accounting principles in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cypress Bioscience’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 3, 2006

CYPRESS BIOSCIENCE, INC.

BALANCE SHEETS

	As of December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$5,213,587	$8,303,388
Short-term investments	104,399,691	103,720,610
Receivable from Forest Laboratories	534,933	5,656,964
Prepaid expenses and other current assets	561,330	601,721
Total current assets	110,709,541	118,282,683

Property and equipment, net	50,795	75,379
Other assets	31,462	31,462
Total assets	$110,791,798	$118,389,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$347,946	$712,843
Accrued compensation	58,594	308,855
Accrued liabilities	726,907	461,582
Payable to Forest Laboratories	915,000	800,000
Current portion of long-term obligations	—	36,870
Current portion of deferred revenue	3,125,000	3,125,000
Total current liabilities	5,173,447	5,445,150

Deferred rent	17,911	20,565
Deferred revenue, net of current portion	15,625,000	18,750,000

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 31,920,632 and 30,363,994 shares issued and outstanding at December 31, 2005 and 2004, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	31,921	30,364
Additional paid-in capital	235,202,784	231,474,500
Accumulated other comprehensive income	860,112	161,327
Accumulated deficit	(146,119,377)	(137,492,382)
Total stockholders’ equity	89,975,440	94,173,809
	$110,791,798	$118,389,524

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003

Revenues under collaborative agreement	$8,384,636	$14,414,619	$—

Costs and expenses:
Research and development	15,519,975	15,201,192	11,443,693
General and administrative	4,770,329	5,732,641	4,120,156
Non-cash compensation charges (A)	997,593	6,479,308	416,659
Compensation expense (benefit) – variable stock options (B)	(1,749,135)	(699,033)	5,879,277
	19,538,762	26,714,108	21,859,785

Other income (expense):
Interest income	2,525,327	1,092,404	121,679
Interest expense	(2,382)	(5,826)	(9,097)
Gain (loss) on disposal of assets	4,186	(2,095)	4,931
	2,527,131	1,084,483	117,513

Net loss	$(8,626,995)	$(11,215,006)	$(21,742,272)

Net loss per share– basic and diluted	$(0.28)	$(0.40)	$(1.21)

Shares used in computing net loss per share – basic and diluted	31,105,271	27,764,975	17,924,353

(A) Non-cash compensation charges include the following related expenses:
Research and development	$319,762	$449,136	$200,801
General and administrative	677,831	6,030,172	215,858
	$997,593	$6,479,308	$416,659

(B) Compensation expense (benefit)-variable stock options includes the following related expenses:
Research and development	$—	$(179,928)	$646,302
General and administrative	(1,749,135)	(519,105)	5,232,975
	$(1,749,135)	$(699,033)	$5,879,277

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Common Stock				Accumulated
					Other
			Additional	Shareholder	Comprehensive	Accumulated
	Shares	Par Value	Paid-in Capital	Receivable	Income	Deficit	Total

Balance at December 31, 2002	13,197,226	263,944	116,238,083	(189,973)	8,187	(104,535,104)	11,785,137
Issuance of stock and warrants in private placement, net of placement fees	4,029,342	80,587	9,427,716	—	—	—	9,508,303
Issuance of stock and warrants in connection with restated license agreement	1,000,000	20,000	5,001,000	—	—	—	5,021,000
Issuance of stock upon options exercised	148,708	2,670	301,235	—	—	—	303,905
Issuance of stock upon warrants exercised	3,800,045	30,714	10,869,380	—	—	—	10,900,094
Compensation related to stock options issued to consultants for services	—	—	351,159	—	—	—	351,159
Issuance of stock to match 401(k) contributions	9,631	148	65,352	—	—	—	65,500
Stock compensation on variable employee stock options	—	—	5,879,277	—	—	—	5,879,277
Change in par value from $0.02 to $0.001	—	(375,878)	375,878	—			—
Comprehensive loss:
Net loss	—	—	—	—	—	(21,742,272)	(21,742,272)
Unrealized gain on short-term investments	—	—	—	—	57,019	—	57,019
Comprehensive loss	—	—	—	—	—	—	(21,685,253)
Balance at December 31, 2003	22,184,952	22,185	148,509,080	(189,973)	65,206	(126,277,376)	22,129,122
Issuance of stock in secondary offering, net of placement fees	6,900,000	6,900	74,211,997	—	—	—	74,218,897
Issuance of stock upon options exercised	885,135	885	1,780,285	—	—	—	1,781,170
Issuance of stock upon warrants exercised	384,939	385	1,192,872	—	—	—	1,193,257
Compensation related to stock options and warrants issued to consultants for services	—	—	6,355,545	—	—	—	6,355,545
Issuance of stock to match 401(k) contributions	8,968	9	123,754	—	—	—	123,763
Stock benefit on variable employee stock options	—	—	(699,033)	—	—	—	(699,033)
Payment of shareholder receivable	—	—	—	189,973	—	—	189,973
Comprehensive loss:
Net loss	—	—	—	—	—	(11,215,006)	(11,215,006)
Unrealized gain on short-term investments	—	—	—	—	96,121	—	96,121
Comprehensive loss	—	—	—	—	—	—	(11,118,885)
Balance at December 31, 2004	30,363,994	30,364	231,474,500	—	161,327	(137,492,382)	94,173,809

	Common Stock				Accumulated
					Other
			Additional	Shareholder	Comprehensive	Accumulated
	Shares	Par Value	Paid-in Capital	Receivable	Income	Deficit	Total

Issuance of stock upon options exercised	361,958	362	1,097,506	—	—	—	1,097,868
Issuance of stock upon warrants exercised	1,179,048	1,179	2,767,336	—	—	—	2,768,515
Issuance of warrants in connection with Organon agreement	—	—	615,000	—	—	—	615,000
Compensation related to stock options and warrants issued to consultants for services	—	—	864,191	—	—	—	864,191
Issuance of stock to match 401(k) contributions	15,632	16	133,386	—	—	—	133,402
Stock benefit on variable employee stock options	—	—	(1,749,135)	—	—	—	(1,749,135)
Comprehensive loss:
Net loss	—	—	—	—	—	(8,626,995)	(8,626,995)
Unrealized gain on short-term investments	—	—	—	—	698,785	—	698,785
Comprehensive loss	—	—	—	—	—	—	(7,928,210)
Balance at December 31, 2005	31,920,632	$31,921	$235,202,784	$—	$860,112	$(146,119,377)	$89,975,440

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Operating Activities
Net loss	$(8,626,995)	$(11,215,006)	$(21,742,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,127	45,653	56,793
Stock and warrants issue in connection with restated license agreement	—	—	5,021,000
Warrants issued in connection with licensing agreement	615,000	—	—
Stock compensation on variable employee options	(1,749,135)	(699,033)	5,879,277
Stock and options issued for services	997,593	6,479,308	416,659
(Gain) loss on disposal of property and equipment	(4,186)	2,095	(4,931)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	40,391	(452,183)	(37,936)
Receivable from Forest Laboratories	5,122,031	(5,656,964)	—
Accounts payable and other accrued liabilities	(349,833)	(126,556)	987,510
Payable to Forest Laboratories	115,000	800,000	—
Deferred rent	(2,654)	4,186	10,768
Deferred revenue	(3,125,000)	21,875,000	—
Net cash provided by (used in) operating activities	(6,937,661)	11,056,500	(9,413,132)

Investing Activities
Purchases of short-term investments	(456,312,296)	(540,338,663)	(44,633,827)
Proceeds from sale of short-term investments	456,332,000	459,379,000	27,000,000
Purchase of property and equipment	(37,536)	(22,092)	(33,325)
Proceeds from sale of property and equipment	36,179	—	5,500
Net cash provided by (used in) investing activities	18,347	(80,981,755)	(17,661,652)

Financing Activities
Proceeds from exercise of stock options and warrants	3,866,383	2,974,427	11,203,999
Proceeds from secondary offering of common stock, net	—	74,218,897	—
Proceeds from private placement of common stock and warrants, net	—	—	9,508,303
Proceeds from payment of shareholder receivable	—	189,973	—
Payments on capital lease obligation	(36,870)	(14,474)	(13,101)
Net cash provided by financing activities	3,829,513	77,368,823	20,699,201

Increase (decrease) in cash and cash equivalents	(3,089,801)	7,443,568	(6,375,583)
Cash and cash equivalents at beginning of the year	8,303,388	859,820	7,235,403
Cash and cash equivalents at end of the year	$5,213,587	$8,303,388	$859,820

Supplemental disclosure of cash flow information
Interest paid	$2,382	$5,826	$9,097

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS

1.              THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Cypress Bioscience, Inc. (the “Company”) is committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes, such as Fibromyalgia Syndrome, or FMS, and other central nervous system disorders, such as Obstructive Sleep Apnea, or OSA. Specifically, the Company’s strategy involves acquiring or in-licensing central nervous system, or CNS, active compounds and developing them for novel and typically underserved indications.

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

Short-Term Investments

The Company’s short-term investments consist of securities of the U.S. government or its agencies and certificates of deposit with maturities ranging from one to twelve months. The Company has classified its short-term investments as “available-for-sale” and carries them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss. Realized gains and losses are calculated on the specific identification method and recorded as interest income. Realized gains on the sale of available for sale securities during the years ended December 31, 2005, 2004 and 2003 were $1,814,189, $615,872 and $79,837, respectively. There were no realized losses.

At December 31, 2005 and 2004, short-term investments consisted of the following:

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$100,839,457	$866,172	$—	$101,705,629
Certificates of deposit	2,700,122	—	(6,060)	2,694,062
	$103,539,579	$866,172	$(6,060)	$104,399,691

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$95,058,608	$175,347	$—	$95,233,955
Certificates of deposit	8,500,675	—	(14,020)	8,486,655
	$103,559,283	$175,347	$(14,020)	$103,720,610

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

Research and Development

Research and development expenses consist primarily of salaries and related personnel expenses for the Company’s research and development personnel, fees paid to external service providers to conduct clinical trials, patient enrollment costs, fees and milestone payments under the Company’s license and development agreements and costs for facilities, supplies, materials and equipment. All such costs are charged to research and development expenses as incurred. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. The Company accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on completion of patient studies and other events. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.

Research and development expenses also include costs incurred in connection with the first Phase III clinical trial and extension trial for milnacipran, for which such costs are reimbursed by Forest Laboratories pursuant to the collaboration agreement.

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

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts presented below:

	2005	2004	2003

Net loss, as reported	$(8,626,995)	$(11,215,006)	$(21,742,272)
Add: Stock-based employee compensation expense (benefit) included in reported net loss	(1,749,135)	(699,033)	5,879,277
Deduct: Additional stock-based employee compensation determined under fair value based methods	(4,540,250)	(2,725,218)	(1,421,697)

Pro forma net loss	$(14,916,380)	$(14,639,257)	$(17,284,692)

Net loss per share—basic and diluted, as reported	$(0.28)	$(0.40)	$(1.21)
Pro forma net loss per share—basic and diluted	$(0.48)	$(0.53)	$(0.96)

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2005, 2004 and 2003: no dividend yield; a risk-free interest rate of 3.5%, 2.6% and 2.9%, respectively; an expected term of 4.0 years for all years presented; and an expected volatility of 95%, 112% and 117%, respectively. The weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $9.13, $9.45 and $2.68, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings (loss) per share by application of the treasury stock method. The Company has excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the years ended December 31, 2005, 2004 and 2003 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share for the years ended December 31, 2005, 2004 and 2003 was 2,146,976, 3,444,888 and 2,718,175, respectively.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (SFAS 95). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt SFAS 123R on January 1, 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. Determining the exact impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which affect the computation. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in the Stock Based Compensation section of Note 1 above.

2.                                      STOCKHOLDERS’ EQUITY

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

Shelf Registration

On May 10, 2005, the Company filed a Form S-3 with the Securities and Exchange Commission (“SEC”) to issue and sell up to a total dollar amount of $100 million of the Company’s common stock to the public in a registered offering or offerings. The Form S-3 was declared effective by the SEC on July 6, 2005. As of December 31, 2005, no shares of common stock had been issued pursuant to this shelf registration.

Warrants

In June 2005, upon execution of the license agreement with Organon, the Company issued Organon warrants to purchase 62,656 shares of common stock as a license fee. These warrants, which have an exercise price of $15.96 per share and expire in June 2010, were valued at $615,000 using the Black-Scholes valuation model and recorded as a non-cash compensation charge, classified as research and development expenses, during the second quarter of 2005 since the underlying technology still requires substantial development effort.

In May 2004, the Company issued an outside consultant warrants to purchase 50,000 shares of common stock as compensation for services provided. These warrants, which have an exercise price of $13.23 per share and expire in May 2007, were valued at $385,000 using the Black-Scholes valuation model and recorded as a non-cash compensation charge during the second quarter of 2004.

Private Placement of Common Stock and Warrants to Purchase Common Stock

During April 2003, the Company completed a private placement of 4,029,342 shares of common stock and warrants to purchase 1,007,333 shares of common stock for proceeds of approximately $9.5 million, net of placement costs and fees of approximately $0.8 million. The purchase price of each security, which is the combination of one share of common stock and a warrant to purchase 25% of one share of the Company’s common stock, was priced at the market value of $2.56. Each warrant has an exercise price equal to $3.84 and expires in April 2008. In addition, in connection with the private placement, the Company issued warrants to purchase 380,908 shares of common stock to various placement agents. These warrants have an exercise price of $2.82 and expire in April 2008. One of the placement agents in the financing, who received warrants to purchase 283,301 shares of common stock and cash commission of $508,000, is affiliated with a stockholder of the Company. As of December 31, 2005, none of these warrants remain outstanding.

In March 2002, in connection with a private placement, the Company issued warrants to purchase 889,575 shares of common stock to various placement agents. These warrants have exercise prices ranging from $2.72 to $2.96 and expire in March and April of 2007. As of December 31, 2005, 8,936 of the warrants issued to various placement agents remain outstanding.

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

3.                                      BENEFIT PLANS

401(k) Plan

The Company has a savings plan under Section 401(k) of the Internal Revenue Code under which all employees over the age of twenty-one are eligible to participate on the first entry date (January 1, April 1, July 1 and October 1) following their hire date. The plan allows for a matching contribution in the Company’s common stock (valued as of the contribution date) equal to 100% of the amount of the salary contributed for the preceding six- month period. Employees vest in the matching contribution made on the last day of June of the plan year provided they are employed on the last day of December of the plan year and vest in the matching contribution made on the last day of December of the plan year provided that they are employed on the last day of June of the following plan year. After five years of vesting service, the matching contribution is 100% vested immediately. During the years ended December 31, 2005, 2004 and 2003, the charge to operations for the matching contribution was $133,402, $123,763 and $65,500, respectively.

Stock Options

2000 EQUITY INCENTIVE PLAN  In May 2000, the Company adopted the 2000 Equity Incentive Plan (the “2000 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company’s common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. The exercise price of all incentive stock options granted under the 2000 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options granted under the 2000 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date of grant. Options granted under the 2000 Plan have a term of up to ten years and generally vest over four years. In February 2001, the shareholders of the Company approved a provision to amend the 2000 Plan, whereby the total number of shares reserved for issuance under the 2000 Plan and the 1996 Equity Incentive Plan, in the aggregate, may be increased quarterly such that the number equals 21.1% of the number of shares of the Company’s common stock issued and outstanding as of the end of that day. Additionally, in September 2003, the shareholders of the Company approved an amendment to the 2000 Plan to increase the number of shares of common stock available for issuance as incentive stock options from 875,000 shares to 5,600,000 shares. This amendment does not alter the total number of shares available for issuance under the 2000 Plan; it only increases the total number of shares that may be issued under the 2000 Plan as incentive stock options. As of December 31, 2005, 3,399,190 shares of the Company’s common stock are available for future grant under the 2000 Plan.

1996 EQUITY INCENTIVE PLAN  In January 1996, the Company adopted the 1996 Equity Incentive Plan (the “1996 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company’s common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. The exercise price of all incentive stock options granted under the 1996 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options granted under the 1996 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date of grant. Options granted under the 1996 Plan have a term of up to ten years and vest as determined by the Board but in no event less than twenty percent per year. As of December 31, 2005, 16,873 shares of the Company’s common stock are available for future grant under the 1996 Plan.

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

As a result of the program, the Company granted options to purchase 618,738 shares of its common stock. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25, the shares underlying the options are accounted for as variable, and the intrinsic value of the options to purchase common stock are re-measured at the end of each period for the term of the option and amortized over the vesting period. During the years ended December 31, 2005 and 2004, the Company recorded a compensation benefit of $1,749,135 and $699,033, respectively, as the intrinsic value of the common stock underlying the options declined due to a decline in the Company’s stock price. The Company recorded stock compensation expense of $5,879,277 for the year ended December 31, 2003 to reflect in an increase in the intrinsic value of the common stock underlying the options due to an increase in the Company’s stock price during this period.

The following table summarizes the activity of the Company’s stock options and warrants for the periods presented:

	NUMBER OF WARRANTS/OPTIONS
	Warrants	2000 Equity Incentive Plan Options	1996 Equity Incentive Plan Options	Non-Qualified Stock Options	Other Options
Balance December 31, 2002	4,358,882	922,214	765,715	10,000	3,125
Granted	1,688,241	1,783,345	19,397	—	—
Exercised	(4,008,811)	(136,553)	(12,155)	—	—
Canceled	(12,500)	(12,500)	(16,873)	—	—
Expired	—	—	(10,205)	(10,000)	—
Balance December 31, 2003	2,025,812	2,556,506	745,879	—	3,125
Granted	50,000	459,863	—	—	—
Exercised	(403,681)	(536,502)	(374,723)	—	—
Canceled	—	—	—	—	—
Expired	(21,081)	—	—	—	(3,125)
Balance December 31, 2004	1,651,050	2,479,867	371,156	—	—
Granted	62,656	830,125	—	—	—
Exercised	(1,292,114)	(270,003)	(91,955)	—	—
Canceled	—	—	—	—	—
Expired	—	—	—	—	—
Balance December 31, 2005	421,592	3,039,989	279,201	—	—

The following table summarizes information regarding stock options outstanding at December 31, 2005:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.00 - $2.00	8,872	5.7	$1.30	7,302	$1.33
$2.01 - $3.00	812,999	5.4	$2.51	652,647	$2.51
$3.01 - $4.00	555,257	6.3	$3.29	504,701	$3.29
$4.01 - $6.00	620,154	7.5	$4.62	362,873	$4.60
$6.01 - $11.00	74,267	8.5	$9.97	52,699	$9.86
$11.01 - $15.00	1,138,754	8.8	$13.11	481,052	$13.00
$15.01 - $20.00	108,575	8.0	$15.03	88,270	$15.04
$20.01 - $25.00	312	2.5	$22.25	312	$22.25
	3,319,190	7.3	$7.25	2,149,856	$6.09

The weighted average exercise prices for stock option activity are as follows:

	Number of Stock Options Under All Plans	Weighted Average Exercise Prices

Balance December 31, 2002	1,701,054	$3.03
Granted	1,802,742	$3.48
Exercised	(148,708)	$2.04
Cancelled	(29,373)	$9.06
Expired	(20,205)	$16.50
Balance December 31, 2003	3,305,510	$3.18
Granted	459,863	$12.61
Exercised	(911,225)	$2.40
Cancelled	—	$—
Expired	(3,125)	$18.00
Balance December 31, 2004	2,851,023	$4.93
Granted	830,125	$13.35
Exercised	(361,958)	$3.03
Cancelled	—	$—
Expired	—	$—
Balance December 31, 2005	3,319,190	$7.25

4.                                      SIGNIFICANT LICENSING AND COLLABORATION AGREEMENTS

License and Collaboration Agreement with Organon

In June 2005, the Company entered into a license agreement with Organon in connection with the initiation of its second development program, wherein the Company is evaluating potential pharmaceutical treatments for OSA. The Company entered into three licensing agreements to support and facilitate the program. Specifically, the Company licensed mirtazapine-related patents from Organon and patents from two other parties that provide the opportunity to combine mirtazapine with a second approved agent with the goal of potentially augmenting efficacy and improving tolerability. The series of licenses will allow the Company to evaluate a number of potential OSA treatment modalities in proof of concept trials.

Upon execution of the license agreement with Organon, the Company issued to Organon as a license fee a warrant to purchase 62,656 shares of common stock. These warrants, which have an exercise price of $15.96 per share and expire in June 2010, were valued at $615,000 and recorded as a non-cash compensation charge, classified as research and development expenses, during the second quarter of 2005 since the underlying technology still requires substantial development effort. Under the agreement with Organon, the Company and Organon will jointly fund development activities in the event a candidate from the proof of concept trials has been selected for continued development. If the Company is able to select a development candidate, the following is the structure of the agreement with Organon. The Company will have operational control of the development activities and, depending on the candidate selected, will fund 40% or 50% of the development-related expenses. If the FDA approves this product, Organon will have operational control of sales and marketing activities, with the Company having the opportunity to co-promote up to 25% of the physician promotion and details using its own sales force in the United States, Mexico and Canada. Expenses and revenue in the United States, Mexico and Canada are to be shared between the Company and Organon based on the level of promotional effort each party contributes, with the Company having the ability to share up to 40% or 50% depending on the candidate selected. Organon will be solely responsible for commercialization in the rest of the world and will pay the Company a royalty on net sales (as defined in the agreement).

Assuming the decision is made by the Company and Organon to proceed with the commencement of the first Phase III clinical trial, at any time thereafter, either the Company or Organon may elect to change the structure of the financial agreement to provide that the party that makes such election will no longer share in expenses and revenue, and instead will have the potential right to receive potential milestone and royalty payments in the event a product is commercialized.

In connection with the Company’s related licensing transactions with the two other parties (one of which is a related party as discussed in Note 6), the Company paid the parties aggregate license payments totaling $2.5 million, included in research and development expenses, with the potential for additional milestone payments of up to $25.3 million related to the Company’s OSA program, as development progresses. The parties will also participate in royalties from any marketed products that may be developed under the respective agreements.

License and Collaboration Agreement with Forest Laboratories

In January 2004, the Company entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under the agreement with Forest Laboratories, the Company sublicensed its exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has an option to acquire an exclusive license from the Company in the United States, and potentially Canada, to any compounds developed under the Company’s agreement with Collegium Pharmaceutical, Inc. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of the Company’s employees. However, in light of the increased expense and risk associated with running two parallel trials, the Company has agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the amount of funding that the Company receives from Forest Laboratories for certain of its employees has been eliminated as of the fourth quarter in 2004 for the second Phase III trial only, and the Company will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing the Company under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the New Drug Application (NDA) submission to the FDA. Forest Laboratories is funding the third Phase III trial, including a specified number of our employees that are assisting with the conduct of that trial. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, and the Company will have the option to co-promote using its own sales force up to 25% of the total physician details and would be reimbursed by Forest Laboratories in an amount equal to Forest Laboratories’ cost of providing the equivalent detailing calls.

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

For the years ended December 31, 2005 and 2004, the Company recognized revenues of $8.4 million and $14.4 million, respectively, under its collaboration agreement with Forest Laboratories, consisting of the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during 2004 for certain of the Company’s employees devoted to the development of milnacipran.

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

5.                                      INCOME TAXES

Significant components of the Company’s net deferred income tax assets as of December 31, 2005 and 2004 are shown below. A valuation allowance has been established to offset the net deferred tax asset as of December 31, 2005 and 2004, respectively, as the realization of such assets is uncertain.

	2005	2004

Net operating loss carryforwards	$29,705,000	$31,965,000
Deferred revenue	7,640,000	—
Capitalized research and development	6,035,000	5,925,000
Capitalized intangibles	4,426,000	3,165,000
Tax credits	2,273,000	2,301,000
Other	276,000	195,000
	50,355,000	43,551,000
Valuation allowance	(50,355,000)	(43,551,000)
	$—	$—

As of December 31, 2005, the Company has accumulated federal and California net operating loss carryforwards of approximately $81,200,000 and $22,600,000, respectively. The federal tax loss carryforwards will begin to expire in 2008, and the California tax loss carryforwards will begin to expire in 2007. Additionally, the Company has federal and California research and development tax credit carryforwards of approximately $1,899,000 and $549,000, respectively, which will begin expiring in 2006 unless previously utilized.

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

6.                                      RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors accepted the position of Chief Executive Officer of a biotechnology company in April 2005. The Company entered into an agreement with this company in January 2005 with respect to the in-license of certain patents. Under this agreement, the Company paid an aggregate of $1.5 million, included in research and development expenses, to such biotechnology company. In the event the Company moves forward with development of a product or products under this agreement, the Company would be obligated to pay certain milestone and royalty payments.

In conjunction with the signing of the collaboration agreement with Forest Laboratories in the first quarter of 2004, options to purchase 200,000 shares of common stock at $2.51 per share became fully vested. Such options were previously granted to outside consultants and two former board members for services provided in connection with corporate partner negotiations and were to become fully vested upon the execution of a significant strategic collaboration within two years of the date of grant. The Company recorded a non-cash compensation charge of $2.4 million, determined using the Black-Scholes valuation model, in the first quarter of 2004 in connection with this transaction.

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

The Company employs the services of a consultant, whose husband is an officer of the Company. Such consultant provided consulting services to the Company in the amount of approximately $147,000, $144,000 and $70,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

7.                                      COMMITMENTS AND CONTINGENCIES

The Company currently occupies approximately 5,200 square feet of leased office space in San Diego, California. The San Diego facility houses the Company’s executive and administrative offices. The lease for this facility expires in July 2007.

Future annual minimum lease payments due under noncancelable capital and operating leases consists of the following at December 31, 2005:

Years Ending December 31,	Operating Leases
2006	$184,804
2007	110,270
Total minimum lease payments	$295,074

Total rent expense was approximately $176,000, $191,000 and $171,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

8.                                      QUARTERLY INFORMATION (UNAUDITED)

The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information.

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$3,210,590	$2,332,863	$1,575,000	$1,266,183
Total costs and expenses	$5,511,289	$7,892,330	$2,462,103	$3,673,040
Other income	$551,419	$694,164	$671,752	$609,796
Net loss (1)	$(1,749,280)	$(4,865,303)	$(215,351)	$(1,797,061)
Net loss per share – basic and diluted	$(0.06)	$(0.16)	$(0.01)	$(0.06)
Shares used in calculating per share amounts – basic and diluted	30,391,504	30,481,785	31,627,157	31,901,659

(1)                                 During the first, second, third and fourth quarters, the Company recognized non-cash compensation expense (benefit) for variable stock options of $(1,392,060), $1,148,732, $(1,580,894) and $75,087, respectively, related to the variable accounting treatment for options issued pursuant to the cancel and re-grant program in June 2001.

	2004
	First Quarter(2)	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$3,392,618	$3,465,823	$4,259,010	$3,297,168
Total costs and expenses	$10,745,200	$5,422,385	$4,315,142	$6,231,381
Other income	$69,735	$196,670	$432,557	$385,521
Net income (loss) (1)	$(7,282,847)	$(1,759,892)	$376,425	$(2,548,692)
Net income (loss) per share - basic	$(0.33)	$(0.06)	$0.01	$(0.08)
Net income (loss) per share - diluted	$(0.33)	$(0.06)	$0.01	$(0.08)
Shares used in calculating per share amounts – basic	22,361,079	28,989,249	29,624,813	30,039,328
Shares used in calculating per share amounts – diluted	22,361,079	28,989,249	32,890,482	30,039,328

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