Form 10-Q
period 2006-03-31
CYPRESS BIOSCIENCE INC
filed 2006-05-10
CIK 716054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check ☒ whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

At May 5, 2006, 32,044,947 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 – Condensed Financial Statements

Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005

Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)

Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)

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

ITEM 1 – Legal Proceedings

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3 – Defaults Upon Senior Securities

ITEM 4 – Submission of Matters to a Vote of Security Holders

ITEM 5 – Other Information

ITEM 6 – Exhibits

Signatures

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CYPRESS BIOSCIENCE, INC.

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$3,082,018	$5,213,587
Short-term investments	104,326,860	104,399,691
Receivable from Forest Laboratories	504,823	534,933
Prepaid expenses and other current assets	565,004	561,330
Total current assets	108,478,705	110,709,541

Property and equipment, net	50,604	50,795
Other assets	31,462	31,462
Total assets	$108,560,771	$110,791,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$393,953	$347,946
Accrued compensation	79,884	58,594
Accrued liabilities	696,893	726,907
Payable to Forest Laboratories	1,544,030	915,000
Current portion of deferred revenue	3,125,000	3,125,000
Total current liabilities	5,839,760	5,173,447

Deferred rent	16,228	17,911
Deferred revenue, net of current portion	14,843,750	15,625,000

Stockholders’ equity:
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 32,040,547 and 31,920,632 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	32,041	31,921
Additional paid-in capital	236,529,991	235,202,784
Accumulated other comprehensive income	951,807	860,112
Accumulated deficit	(149,652,806)	(146,119,377)
Total stockholders’ equity	87,861,033	89,975,440
Total liabilities and stockholders’ equity	$108,560,771	$110,791,798

See accompanying notes to financial statements.

Note:  The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue:
Revenues under collaborative agreement	$1,216,140	$3,210,590

Costs and expenses:
Research and development	3,608,160	5,480,285
General and administrative	2,157,898	1,423,064
Compensation benefit – variable stock options	—	(1,392,060)
Total costs and expenses	5,766,058	5,511,289

Other income (expense):
Interest and other income, net	1,016,489	551,419

Net loss	$(3,533,429)	$(1,749,280)

Net loss per share – basic and diluted	$(0.11)	$(0.06)

Shares used in computing net loss per share –basic and diluted	32,018,307	30,391,504

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net loss	$(3,533,429)	$(1,749,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,125	9,155
Share-based compensation for options issued to non-employees	60,006	141,187
Share-based compensation for options issued to employees	1,190,109	—
Share-based compensation benefit on variable employee options	—	(1,392,060)
Changes in operating assets and liabilities, net	(90,184)	2,050,359
Net cash used in operating activities	(2,366,373)	(940,639)

Investing Activities
Purchases of short-term investments	(79,306,474)	(137,263,284)
Proceeds from sale of short-term investments	79,471,000	133,715,000
Purchases of property and equipment	(6,934)	(10,554)
Net cash provided by (used in) investing activities	157,592	(3,558,838)

Financing Activities
Proceeds from exercise of stock options and warrants	77,212	133,241
Payment of capital lease obligations	—	(3,866)
Net cash provided by financing activities	77,212	129,375

Decrease in cash and cash equivalents	(2,131,569)	(4,370,102)
Cash and cash equivalents at beginning of period	5,213,587	8,303,388
Cash and cash equivalents at end of period	$3,082,018	$3,933,286

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

2.             Basis of Presentation

The accompanying financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more information, these financial statements should be read in conjunction with the audited financial statements and the related disclosures included in our 2005 report on Form 10-K filed with the SEC on March 15, 2006.

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

At March 31, 2006 and December 31, 2005, short-term investments consisted of the following:

	March 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$101,074,931	$955,699	$—	$102,030,630
Certificates of deposit	2,300,122	—	(3,892)	2,296,230
	$103,375,053	$955,699	$(3,892)	$104,326,860

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$100,839,457	$866,172	$—	$101,705,629
Certificates of deposit	2,700,122	—	(6,060)	2,694,062
	$103,539,579	$866,172	$(6,060)	$104,399,691

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

Research and development expenses also include costs incurred in connection with the first Phase III clinical trial, third Phase III clinical trial and extension trial for milnacipran, for which such costs are reimbursed by Forest Laboratories pursuant to the collaboration agreement.

6.             Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted loss per share by application of the treasury stock method. We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended March 31, 2006 and 2005 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 665,371 and 2,802,749 for the three months ended March 31, 2006 and 2005, respectively.

7.             Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2006	2005
Net loss	$(3,533,429)	$(1,749,280)
Unrealized gain on short-term Investments	91,695	17,074
Comprehensive loss	$(3,441,734)	$(1,732,206)

8.             Share-Based Compensation

We have two stock option plans, the 1996 Equity Incentive Plan and the 2000 Equity Incentive Plan, which provide for the grant to employees, directors and consultants of incentive and non-qualified stock options to purchase our common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. The plans are described in more detail in Note 3 to the financial statements of our Annual Report on Form 10-K for the year ended December 31, 2005.

Prior to January 1, 2006, we accounted for these plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. We recorded no stock-based employee compensation expense for options granted under our stock option plans prior to January 1, 2006 as all options granted under our plans had exercise prices equal to the fair market value of our common stock on the date of grant. In accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, we disclosed our net income or loss and net income or loss per share as if we had applied the fair value-based method in measuring compensation expense for our stock-based programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based payments granted on or after  January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

SFAS 123 (R) does not change the accounting guidance for how we account for options issued to non-employees. We account for options issued to non-employees in accordance with the guidance under SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of such options is periodically re-measured and compensation expense is recognized over the related vesting period of the underlying option.

Stock Options

The exercise price of all options granted during the three months ended March 31, 2006 and 2005 was equal to the market value on the date of grant and, accordingly, no stock-based compensation expense for such options is reflected in operating results for the first quarter of 2005. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Risk-free interest rate	4.7%	3.5%
Expected volatility	82.0%	95.0%
Expected option term (in years)	5.72	4.00
Dividend yield	0.0%	0.0%

The risk-free interest rate assumption is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with terms commensurate with the expected term of our employee stock options. The expected volatility is estimated at the date of grant using the historical volatility of our stock based on our assessment that this approach is most representative of future stock price trends. The expected term of our options is based on the output derived under the simplified method, as allowed under Staff Accounting Bulletin No. 107 (“SAB 107”). We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Pre-vesting forfeitures were estimated at 0% in the first quarter of 2006 based on historical experience.

For options granted before January 1, 2006 and on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. As noted above, in order to calculate the compensation expense that we must recognize, we must make a variety of assumptions, all of which are based on our beliefs, expectations and assumptions at the time the assumptions are made. These beliefs, expectations and assumptions may vary over time and we may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share. The weighted average fair values of options granted were $4.15 and $9.15 for the three months ended March 31, 2006 and 2005, respectively.

A summary of option activity under the plans for the three months ended March 31, 2006 is as follows:

	Number of Stock Options Under All Plans	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance December 31, 2005	3,319,190	$7.25
Granted	793,193	$5.81
Exercised	(190,451)	$2.51
Cancelled	(8,617)	$9.00
Expired	(4,375)	$12.00
Balance March 31, 2006	3,908,940	$7.18	7.8	$5,502,887

Exercisable at March 31, 2006	2,239,879	$6.42	7.0	$4,315,246

For the three months ended March 31, 2006, stock-based compensation expense related to employee stock options was $1,190,109, consisting of $229,330 related to research and development expenses and $960,779 related to general and administrative expenses. As of March 31, 2006, there was $9.1 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.7 years. The total intrinsic value of stock option exercises during the three months ended March 31, 2006 was $0.6 million. Cash received from stock option exercises for the three months ended March 31, 2006 and 2005 was $77,212 and $133,241, respectively.

At March 31, 2006, a total of 2,851,615 options remain available for future grant under our two stock option plans.

For the three months ended March 31, 2006 and 2005, stock-based compensation related to options granted to non-employees, accounted for in accordance with EITF 96-18, was $60,006 and $141,187, respectively.

For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS 123 in determining stock-based compensation for awards under the plan during 2005:

Three Months Ended March 31, 2005

Net loss, as reported	$(1,749,280)
Add: Stock-based employee compensation benefit included in reported net loss	(1,392,060)
Deduct: Total stock-based employee compensation expense determined under fair value based methods	(1,188,251)
Pro forma net loss	$(4,329,591)

Three Months Ended March 31, 2005
Net loss per share:
Basic and diluted – as reported	$(0.06)
Basic and diluted – pro forma	$(0.14)

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

As a result of the program, we granted options to purchase 618,738 shares of our common stock. Prior to the adoption of FAS 123R on January 1, 2006, the shares underlying the options were accounted for as variable, and the intrinsic value of the options to purchase common stock were re-measured at the end of each period for the term of the option and amortized over the vesting period. Accordingly, during the three months ended March 31, 2005, as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period, we recognized a compensation benefit of $1,392,060. Although SFAS 123(R) does not allow separate presentation on the face of the Statement of Operations for stock-based compensation charges, since the compensation charge for variable options for the three months ended March 31, 2005 was a credit, we believe that separate presentation is more meaningful and useful. The entire compensation benefit related to general and administrative expenses and had we presented the amount in this line item, general and administrative expenses for the three months ended March 31, 2005 would have been $31,004.

Upon the adoption of SFAS 123(R) in 2006, as variable accounting for stock options ceased and all options outstanding under the option cancel and re-grant program were fully vested prior to January 1, 2006, no additional compensation expense for such options was recognized during the three months ended March 31, 2006.

9.             Collaboration Agreement

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

In connection with our related licensing transactions with the two other parties (one of which is a related party), we paid the parties aggregate license payments totaling $2.5 million in 2005, with the potential for additional milestone payments of up to $25.3 million related to our OSA program, as development progresses. The parties will also participate in royalties from any marketed products that may be developed under the respective agreements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-Q. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to develop milnacipran for Fibromyalgia Syndrome, our ability to develop mirtazapine alone or in combination with any other compound for the treatment of Obstructive Sleep Apnea, our ability to acquire and develop  any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-Q and in our other SEC filings.

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

Our goal is to be the first to commercialize a product approved in the United States for the treatment of Fibromyalgia Syndrome, or FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of CNS drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. In July 2005, we completed the first Phase III trial for milnacipran, which was commenced in October 2003. We announced the top-line results from this first Phase III trial in September 2005. Although the results did not achieve statistical significance at the p<0.05 level, we believe the preliminary results support continuation of the development program and the planned development program for milnacipran is continuing. This development program includes an ongoing second Phase III study, which was commenced in October 2004, and an additional third Phase III study, that was initiated in the first quarter of 2006.

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

Comparison of Three Months Ended March 31, 2006 and 2005

Revenue

We recognized revenues under our collaborative agreement of $1.2 million for the three months ended March 31, 2006 compared to $3.2 million for the three months ended March 31, 2005. The decrease in revenues under our collaborative agreement is primarily due to a decrease in sponsored development reimbursements during the first quarter of 2006 for costs incurred in connection with the first Phase III trial, which was completed during the second half of 2005, and the extension trial to our first Phase III trial, which achieved full enrollment during the second quarter of 2005. This decrease in revenues under our collaborative agreement was partially offset by funding received from Forest Laboratories during the first quarter of 2006 for certain of our employees assisting with the conduct of the third Phase III clinical trial, which was initiated during the first quarter of 2006. The revenues recorded during 2006 and 2005 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during 2006 for certain of our employees devoted to the development of milnacipran.

We currently are not generating any revenues from product sales and we do not expect to generate revenues from product sales for at least the next several years, if at all. Unless and until we generate revenues from product sales, we expect our revenues to consist of the continued recognition on a straight-line basis of the upfront payment of $25.0 million, sponsored development reimbursements and funding for certain of our employees devoted to the development of milnacipran. We may also recognize future milestone payments under our agreement with Forest Laboratories, which are contingent upon the achievement of agreed upon objectives and which are not guaranteed payments. In connection with our arrangement with Forest Laboratories regarding cost sharing arrangements for the second Phase III trial only, the amount of funding that we received from Forest Laboratories for certain of our employees was eliminated as of the fourth quarter in 2004 and resumed with the initiation of the third Phase III trial in the first quarter of 2006. Additionally, the amount of sponsored development reimbursements from Forest Laboratories may change periodically based on the level of development activity. Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.

Research and Development

Research and development expenses for the three months ended March 31, 2006 were $3.6 million compared to $5.5 million for the three months ended March 31, 2005. The decrease in research and development expenses is primarily attributable to a decrease in costs incurred during the first quarter of 2006 in connection with the first Phase III trial, which was completed during the second half of 2005, and the extension trial to our first Phase III trial, which achieved full enrollment during the second quarter of 2005, and a license fee of $1.5 million paid during the first quarter of 2005 in connection with our OSA program. This decrease in research and development expenses during the first quarter of 2006 was partially offset by an increase in costs incurred during the first quarter of 2006 in connection with the second Phase III trial, which was increased in size in January 2006, the initiation of our third Phase III trial during the first quarter of 2006, increased costs attributable to higher patient enrollment in connection with proof of concept studies for our OSA program, funding provided during the first quarter of 2006 as an unrestricted grant to a university and the recognition of stock-based compensation expense for employee stock options in connection with the adoption of FAS 123(R) on January 1, 2006. During the first quarter of 2006, we incurred total costs of $1.9 million in connection with our Phase III programs compared to a total of $3.1 million during the first quarter of 2005. The costs for the first Phase III clinical trial, the extension trial and the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted below.

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

General and Administrative

General and administrative expenses for the three months ended March 31, 2006 were $2.2 million compared to $1.4 million for the three months ended March 31, 2005. The increase in general and administrative expenses is primarily due to the recognition of stock-based compensation expense for employee stock options in connection with the adoption of FAS 123(R) on January 1, 2006. This increase in general and administrative expenses was partially offset by a decrease in travel expenses and legal fees during the first quarter of 2006 in connection with business development activities and lower wages expense during the first quarter of 2006 due to bonuses recognized during the first quarter of 2005.

In addition, as discussed below in “Compensation Benefit — Variable Stock Options,” we recognized a compensation benefit for variable stock options of $1.4 million related to general and administrative expenses for the three months ended March 31, 2005.

Compensation Benefit – Variable Stock Options

In June 2001, we implemented an option cancel and re-grant program, which (prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) on January 1, 2006) resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25. Accordingly, during the three months ended March 31, 2005, as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period, we recognized a compensation benefit of $1.4 million related to general and administrative expenses. Upon the adoption of FAS 123R in fiscal 2006, as variable accounting for stock options ceased and all options outstanding pursuant to the option cancel and re-grant program were fully vested prior to January 1, 2006, no additional compensation expense for such options was recognized during the three months ended March 31, 2006.

Interest and Other Income

Interest and other income, net, for the three months ended March 31, 2006 was $1.0 million compared to $551,000 for the three months ended March 31, 2005. The increase in interest and other income for the three months ended March 31, 2006 compared to the corresponding period in 2005 is primarily due to a general increase in interest rates and related yields experienced during the first quarter of 2006 compared to the first quarter of 2005.

Liquidity and Capital Resources

At March 31, 2006, we had cash, cash equivalents and short-term investments of $107.4 million compared to cash, cash equivalents and short-term investments of $109.6 million at December 31, 2005. Working capital at March 31, 2006 totaled $102.6 million compared to $105.5 million at December 31, 2005. We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $2.4 million for the three months ended March 31, 2006, compared to $0.9 million for the three months ended March 31, 2005. The primary use of cash during the three months ended March 31, 2006 and 2005 were actual expenditures to fund our operating activities during the periods, offset by net collections of amounts due from Forest Laboratories.

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2006, compared to net cash used in investing activities of $3.6 million for the three months ended March 31, 2005. The smaller amount in net cash from investing activities during the three months ended March 31, 2006 compared to the corresponding prior year period was primarily a result of an increase in the net purchase of short-term securities during the three months ended March 31, 2005.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2006, compared to $0.1 million for the three months ended March 31, 2005. During the three months ended March 31, 2006 and 2005, we received proceeds of approximately $0.1 million from the exercise of stock options during both periods.

The following table summaries our long-term contractual obligations as of March 31, 2006:

	Total	Less than 1 year (2006)	1 - 3 years (2007– 2009)	After 4 years (2010 and beyond)
Operating leases	$249,628	$139,358	$110,270	$—
Purchase obligations (1)	1,607,636	1,222,431	385,205	—
Total	$1,857,264	$1,361,789	$495,475	$—

(1)           Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of March 31, 2006.

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

Our current expected primary cash needs on both a short term and long-term basis are for the development of current products, working capital and other general corporate purposes and the identification, acquisition or license, and development of potential future products. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium, the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than our FMS or OSA product) that we may in-license or acquire, we estimate that based on our current business plan, which now includes the development of a candidate for OSA, we will require approximately $12 million to fund our operations for the remainder of 2006. One of our ongoing goals is to identify and in-license new products. In the event we acquire, license or develop any new products, the amount to fund our operations for 2006 would increase, possibly materially. Our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products for the treatment of Functional Somatic Syndromes and other central nervous system disorders. Such losses may fluctuate, and the fluctuations may be substantial.

Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at March 31, 2006 are sufficient to fund operations for at least the next year. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products and companies, and other alternatives. In order to acquire or develop additional products, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:

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

Critical Accounting Policies

There were no significant changes in critical accounting policies or estimates from those at December 31, 2005 other than as follows:

Accounting for Share-Based Compensation

Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. We recorded no stock-based employee compensation expense for options granted under our stock option plans prior to January 1, 2006 as all options granted under our plans had exercise prices equal to the fair market value of our common stock on the date of grant. In accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, we disclosed our net income or loss and net income or loss per share as if we had applied the fair value-based method in measuring compensation expense for our stock-based programs.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 8 to the financial statements. We estimate the expected term of options granted based on the output derived under the simplified method, as allowed under SAB 107. We estimate the volatility of our common stock at the date of grant using our historical price volatility based on our assessment that this approach is the most representative of future stock price trends. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006 and on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. As noted above, in order to calculate the compensation expense that we must recognize, we must make a variety of assumptions, all of which are based on our beliefs, expectations and assumptions at the time the assumptions are made. These beliefs, expectations and assumptions may vary over time and we may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

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

Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of milnacipran, for all indications in the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical. Forest Laboratories is responsible for funding the development of milnacipran, including clinical trials and regulatory approval, other than the external costs of the second Phase III trial, which we have agreed to fund. If the FDA approves this product candidate, Forest Laboratories will also have primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of milnacipran. Although Forest has indicated that they intend to continue development of milnacipran, there is always the possibility that they may instead choose to terminate development and our license agreement with them. Even if they continue to develop milnacipran, they may do so on a slower timeline than originally predicted. Furthermore, because the size of the second Phase III clinical trial has been increased from 800 patients to 1,200 patients our original timeline for announcing our topline results has been extended, and may be extended even further. In addition, we have commenced a third Phase III clinical trial for which enrollment is targeted at 800 patients and with two ongoing Phase III clinical trials, we may experience slower enrollment than we predict, which may also cause our development timeline to be extended. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to establish the safety and efficacy of milnacipran, obtain regulatory approvals and achieve market acceptance of milnacipran for the treatment of FMS, all of which has been impacted by the reported results from our first Phase III clinical trial.

We are subject to a number of additional risks associated with our dependence on our collaboration with Forest Laboratories, including:

•                                          Forest Laboratories could stop either or both of the ongoing phase III trials of milnacipran for the treatment of FMS or any other clinical trials for milnacipran or abandon or underfund the development of milnacipran, repeat or conduct additional clinical trials or require a new formulation of milnacipran for clinical testing; or delay the commencement of any additional clinical trials for milnacipran for the treatment of FMS;

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

Pursuant to our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the compound used as the active pharmaceutical ingredient in our milnacipran product candidate. Neither we nor Forest Laboratories have facilities for the manufacture of the product candidate. Currently, Pierre Fabre manufactures the active ingredient of milnacipran in its facility in Gaillac, France and Pierre Fabre is the only worldwide supplier of the active ingredient of milnacipran that is currently approved for sale as an antidepressant outside the United States, but is not approved for sale in the United States. If any product is commercialized under the agreement, Pierre Fabre or its sublicensee will have the exclusive right to manufacture the active ingredient used in our commercial product. If milnacipran is commercialized for use in the United States, Pierre Fabre’s facility or its sublicensee will need to be inspected by the FDA for compliance with current good manufacturing practices, or cGMP, requirements. Due to the projected commercial quantities of milnacipran that we may require and to provide a second manufacturing site, Pierre Fabre has agreed that within a certain time period after commercial launch of milnacipran, it will qualify an additional manufacturing facility. We do not have control over Pierre Fabre’s compliance with cGMP requirements or Pierre Fabre’s compliance with its obligation to qualify a second manufacturing facility. If Pierre Fabre fails or is unable to provide, in a timely and economic manner, required quantities of the active ingredient that Forest Laboratories or we request for clinical purposes, our development program could be delayed. In addition, if Pierre Fabre fails to timely and economically supply us sufficient quantities for commercial sale, if milnacipran is ever commercialized, our product sales and market acceptance of the product could be adversely affected.

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

As part of our strategy, we are actively continuing to evaluate potential strategic transactions, including potential acquisitions of products, technologies and companies, in order to expand our product pipeline. As we did with our in-licensing of milnacipran and mirtazapine, we may seek to in-license compounds or we may acquire products or businesses. Future acquisitions and licensing transactions would expose us to operational and financial risks, including:

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

We are at an early stage of development as a biotechnology company and do not have any commercial products. We have only two product candidates, milnacipran, which we sublicensed to Forest Laboratories in January 2004 and mirtazapine, which we partnered with Organon in June 2005. Milnacipran, our OSA candidate mirtazapine, or any future product candidates we may acquire or develop, will require significant additional development, clinical trials, regulatory approvals and additional investment before they can be commercialized, if ever. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates are not shown to be safe and effective in clinical trials, because we have inadequate financial or other resources to pursue clinical development of the product candidate, or because the FDA does not grant regulatory approval. We do not expect milnacipran to be marketed for a number of years, if at all, and mirtazapine as a potential treatment for OSA is at an even earlier stage of development. We may not achieve our internal timelines and the results from our second Phase III trial for milnacipran may not be available in mid 2007 and we may not be in a position to select a development candidate with Organon by mid 2006. If we and Forest Laboratories are unable to develop milnacipran or if we and Organon are unable to develop mirtazapine as a commercial drug in the United States, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

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

As of April 30, 2006, we had only 15 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We and Forest Laboratories used the services of Scirex, a contract research organization, to conduct the first Phase III trial with respect to milnacipran, and have used Scirex to assist in the conduct of the second Phase III trial with respect to milnacipran. We are also using a contract research organization to conduct our Phase IIa trials for mirtazapine, alone and in combination with other compounds. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not plan on significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran, mirtazapine, or any of our other future product candidates.

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

We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of April 30, 2006, we had only 15 full time employees and therefore, we rely heavily on our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran, mirtazapine, or any further products. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.

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

We have incurred substantial losses during our history. For the three months ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003, we incurred net losses of $3.5 million, $8.6 million, $11.2 million and $21.7 million, respectively. As of March 31, 2006, we had an accumulated deficit of $149.7 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran and our and Organon’s ability to develop, market and commercialize mirtazapine with sufficient sales volumes, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next several years or become profitable in the foreseeable future and may never achieve profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or discontinue the completion of any proposed acquisitions or adversely affect our ability to realize the expected benefits of any completed acquisitions.

We agreed to pay certain expenses in connection with the second Phase III clinical trial for milnacipran in FMS. In addition, we will incur certain non-reimbursable expenses in connection with the development of milnacipran. We are funding our current Phase IIa clinical trials for mirtazapine, which is being tested alone and in combination with other compounds, and in the event a candidate is selected to be developed for OSA, we will share development costs with Organon. We are also incurring expenses in connection with the evaluation of potential acquisitions or other strategic transactions and will incur additional expenses in the event we close any such transactions. We do not have any committed external sources of funding and we will likely need to raise additional capital through the sale of equity or debt. The amount of capital we will require will depend upon many factors, including but not limited to, our OSA program and whether we select a development candidate, the evaluation and potential closing of any strategic transactions and the development strategy for milnacipran. If we are unable to raise capital when we need it, we may have to scale back or discontinue the evaluation or completion of any proposed acquisitions or strategic transaction(s).

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

The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2003 through December 31, 2005, the high and low closing sales prices for our common stock ranged from $2.20 to $16.05. For the three months ended March 31, 2006, our high and low closing sales prices were $6.32 and $5.47, respectively. The results of our first Phase III clinical trial for milnacipran had a very material negative impact on our stock price. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We do not expect our stock price to increase in the near future, if at all. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

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

Accounting pronouncements may affect our future financial position and results of operations.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (or “SFAS 123R”). As a result, we have included employee stock-based compensation costs in our results of operations for the quarter ended March 31, 2006, as discussed in Note 8, “Share-Based

Compensation,” in the Notes to Financial Statements of Part I, Item I of this Form 10-Q. Our adoption of SFAS 123R will result in compensation expense that will increase our net loss per share for 2006 and future periods. Our estimate of future employee stock-based compensation expense is affected by the number of stock-based awards our board of directors may grant, as well as a number of complex and subjective valuation assumptions. These valuation assumptions include, but are not limited to, the expected volatility of our stock price and the expected term of employee stock options.

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

Cypress Bioscience, Inc.

Date: May 10, 2006	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer, Chief Business Officer and Executive Vice President (Principal Financial Officer)