Form 10-Q
period 2006-06-30
CYPRESS BIOSCIENCE INC
filed 2006-08-09
CIK 716054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006, or

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

Indicate by check (☒) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No ☐

Indicate by check (☒) whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐     Accelerated Filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

At August 4, 2006, 32,134,596 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CYPRESS BIOSCIENCE, INC.

BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$4,589,754	$5,213,587
Short-term investments	100,904,459	104,399,691
Receivable from Forest Laboratories	327,747	534,933
Prepaid expenses and other current assets	227,761	561,330
Total current assets	106,049,721	110,709,541

Property and equipment, net	44,809	50,795
Other assets	31,462	31,462
Total assets	$106,125,992	$110,791,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$459,737	$347,946
Accrued compensation	96,025	58,594
Accrued liabilities	289,676	726,907
Payable to Forest Laboratories	882,000	915,000
Current portion of deferred revenue	3,125,000	3,125,000
Total current liabilities	4,852,438	5,173,447

Deferred rent	14,544	17,911
Deferred revenue, net of current portion	14,062,500	15,625,000

Stockholders’ equity:
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 32,134,596 and 31,920,632 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	32,135	31,921
Additional paid-in capital	238,024,171	235,202,784
Accumulated other comprehensive income	999,289	860,112
Accumulated deficit	(151,859,085)	(146,119,377)
Total stockholders’ equity	87,196,510	89,975,440
Total liabilities and stockholders’ equity	$106,125,992	$110,791,798

See accompanying notes to financial statements.

Note:  The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Revenues under collaborative agreement	$1,015,305	$2,332,863	$2,231,445	$5,543,453

Costs and expenses:
Research and development	2,180,531	4,492,337	5,788,691	9,972,622
General and administrative	2,272,199	2,251,261	4,430,097	3,674,325
Compensation expense (benefit) – variable stock options	—	1,148,732	—	(243,328)
Total costs and expenses	4,452,730	7,892,330	10,218,788	13,403,619

Other income (expense):
Interest and other income, net	1,231,146	694,164	2,247,635	1,245,583

Net loss	$(2,206,279)	$(4,865,303)	$(5,739,708)	$(6,614,583)

Net loss per share – basic and diluted	$(0.07)	$(0.16)	$(0.18)	$(0.22)

Shares used in computing net loss per share –basic and diluted	32,072,345	30,481,785	32,045,475	30,436,894

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net loss	$(5,739,708)	$(6,614,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,650	17,182
Gain on sale and disposal of property and equipment	—	(5,541)
Share-based compensation for options issued to non-employees	84,232	718,351
Share-based compensation for stock and options issued to employees	2,421,031	74,147
Share-based compensation benefit on variable employee options	—	(243,328)
Warrants issued in connection with licensing transaction	—	615,000
Changes in operating assets and liabilities, net	(1,346,121)	2,118,548
Net cash used in operating activities	(4,565,916)	(3,320,224)

Investing Activities
Purchases of short-term investments	(171,236,591)	(281,980,351)
Proceeds from sale of short-term investments	174,871,000	281,519,000
Purchases of property and equipment	(8,664)	(17,238)
Proceeds from sale of property and equipment	—	36,179
Net cash provided by (used in) investing activities	3,625,745	(442,410)

Financing Activities
Proceeds from exercise of stock options and warrants	316,338	2,770,209
Payment of capital lease obligations	—	(36,870)
Net cash provided by financing activities	316,338	2,733,339

Decrease in cash and cash equivalents	(623,833)	(1,029,295)
Cash and cash equivalents at beginning of period	5,213,587	8,303,388
Cash and cash equivalents at end of period	$4,589,754	$7,274,093

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

At June 30, 2006 and December 31, 2005, short-term investments consisted of the following:

	June 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$99,005,170	$1,000,297	$—	$100,005,467
Certificates of deposit	900,000	—	(1,008)	898,992
	$99,905,170	$1,000,297	$(1,008)	$100,904,459

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$100,839,457	$866,172	$—	$101,705,629
Certificates of deposit	2,700,122	—	(6,060)	2,694,062
	$103,539,579	$866,172	$(6,060)	$104,399,691

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

6.             Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share.  Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued.  The dilutive effect of outstanding stock options and warrants is reflected in diluted loss per share by application of the treasury stock method.  We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three and six months ended June 30, 2006 and 2005 because such securities are antidilutive for these periods.  The total number of potential common shares excluded from the calculation of diluted loss per common share was 823,493 and 2,693,541 for the three months ended June 30, 2006 and 2005, respectively, and 768,324 and 2,747,466 for the six months ended June 30, 2006 and 2005, respectively.

7.             Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(2,206,279)	$(4,865,303)	$(5,739,708)	$(6,614,583)
Unrealized gain on short-term Investments	47,482	51,497	139,177	68,571
Comprehensive loss	$(2,158,797)	$(4,813,806)	$(5,600,531)	$(6,546,012)

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

SFAS 123(R) does not change the accounting guidance for how we account for options issued to non-employees.  We account for options issued to non-employees in accordance with the guidance under SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.  As such, the value of such options is periodically re-measured and compensation expense is recognized over the related vesting period of the underlying option.

Stock Options

The exercise price of all options granted during the six months ended June 30, 2006 and 2005 was equal to the market value on the date of grant and, accordingly, no stock-based compensation expense for such options is reflected in operating results during 2005. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005

Risk-free interest rate	4.7%	3.5%
Expected volatility	82.0%	95.0%
Expected option term (in years)	5.72	4.00
Dividend yield	0.0%	0.0%

The risk-free interest rate assumption is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with terms commensurate with the expected term of our employee stock options.  The expected volatility is estimated at the date of grant using the historical volatility of our stock based on our assessment that this approach is most representative of future stock price trends.  The expected term of our options is based on the output derived under the simplified method, as allowed under Staff Accounting Bulletin No. 107 (“SAB 107”).  We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.   SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.  Pre-vesting forfeitures were estimated at 0% during 2006 based on historical experience.

For options granted before January 1, 2006 and on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.  As noted above, in order to calculate the compensation expense that we must recognize, we must make a variety of assumptions, all of which are based on our beliefs, expectations and assumptions at the time the assumptions are made.  These beliefs, expectations and assumptions may vary over time and we may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.  The weighted average fair values of options granted were $4.15 and $9.13 for the six months ended June 30, 2006 and 2005, respectively.

A summary of option activity under the plans for the six months ended June 30, 2006 is as follows:

	Number of Stock Options Under All Plans	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance December 31, 2005	3,319,190	$7.25
Granted	793,193	$5.81
Exercised	(272,457)	$2.63
Cancelled	(8,617)	$9.00
Expired	(34,330)	$14.62
Balance June 30, 2006	3,796,979	$7.21	7.7	$4,823,547

Exercisable at June 30, 2006	2,380,072	$6.49	7.2	$4,038,749

For the three months ended June 30, 2006, stock-based compensation expense related to employee stock options was $1,156,978, consisting of $223,537 related to research and development expenses and $933,441 related to general and administrative expenses.  For the six months ended June 30, 2006, stock-based compensation expense related to employee stock options was $2,347,087, consisting of $452,867 related to research and development expenses and $1,894,220 related to general and administrative expenses.  As of June 30, 2006, there was $8.0 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.5 years.  The total intrinsic value of stock option exercises during the six months ended June 30, 2006 was $0.9 million.  Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 was $316,338 and $174,494, respectively.

At June 30, 2006, a total of 2,983,421 options remain available for future grant under our two stock option plans.

For the three months ended June 30, 2006 and 2005, stock-based compensation related to options granted to non-employees, accounted for in accordance with EITF 96-18, was $24,226 and $577,164, respectively.  For the six months ended June 30, 2006 and 2005, such stock-based compensation for options granted to non-employees was $84,232 and $718,351, respectively.

For stock options granted prior to the adoption of SFAS 123(R), the following table illustrates the pro forma effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS 123 in determining stock-based compensation for awards under the plan during 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss, as reported	$(4,865,303)	$(6,614,583)
Add: Stock-based employee compensation expense (benefit) included in reported net loss	1,148,732	(243,328)
Deduct: Total stock-based employee compensation expense determined under fair value based methods	(1,212,308)	(2,400,559)
Pro forma net loss	$(4,928,879)	$(9,258,470)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss per share:
Basic and diluted – as reported	$(0.16)	$(0.22)
Basic and diluted – pro forma	$(0.16)	$(0.30)

Option Cancel and Re-Grant Program

In June 2001, we implemented an option cancel and re-grant program.  Pursuant to the program, the exercise price of certain options held by certain of our executive officers and directors were exchanged for options with an exercise price of $2.50 per share, the fair market value of our common stock on June 27, 2001, the date the option cancel and re-grant program was effected.  The replacement options expired no later than the earlier of the expiration date of the original option grant or June 27, 2006.  As of June 30, 2006, all options granted pursuant to the option cancel and re-grant program were exercised.

As a result of the program, we granted options to purchase 618,738 shares of our common stock. Prior to the adoption of FAS 123R on January 1, 2006, the shares underlying the options were accounted for as variable, and the intrinsic value of the options to purchase common stock were re-measured at the end of each period for the term of the option and amortized over the vesting period.  Accordingly, during the three months ended June 30, 2005, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during the period, we recognized compensation expense of $1,148,732.  In contrast, due to a decline in our stock price during the six months ended June 30, 2005, we recognized a compensation benefit of $243,328 during the period.  Although SFAS 123(R) does not allow separate presentation on the face of the Statement of Operations for stock-based compensation charges, since the compensation charge for variable options was a debit for the three months ended June 30, 2005 and a credit for the six months ended June 30, 2005, we believe that separate presentation is more meaningful and useful.  The entire compensation expense for the three months ended June 30, 2005 related to general and administrative expenses and had we presented the amount in this line item, general and administrative expenses for the three months ended June 30, 2005 would have been $3,399,993.  The entire compensation benefit for the six months ended June 30, 2005 related to general and administrative expenses and had we presented the amount in this line item, general and administrative expenses for the six months ended June 30, 2005 would have been $3,430,997.

Upon the adoption of SFAS 123(R) in 2006, as variable accounting for stock options ceased and all options outstanding under the option cancel and re-grant program were fully vested prior to January 1, 2006, no additional compensation expense for such options was recognized during the three and six months ended June 30, 2006.

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

License and Collaboration Agreement with Organon

In June 2005, we entered into a license agreement with Organon in connection with the initiation of our second development program, wherein we evaluated potential pharmaceutical treatments for Obstructive Sleep Apnea, or OSA.  We entered into three licensing agreements to support and facilitate the program. Specifically, we licensed mirtazapine-related patents from Organon and patents from two other parties that provided the opportunity to combine mirtazapine with a second approved agent with the goal of potentially augmenting efficacy and improving tolerability.  The series of licenses allowed us to evaluate a number of potential OSA treatment modalities in proof of concept trials.

Upon execution of the license agreement with Organon, we issued to Organon as a license fee a warrant to purchase 62,656 shares of our common stock.  These warrants, which have an exercise price of $15.96 per share and expire in June 2010, were valued at $615,000 and recorded as a non-cash compensation charge, classified as research and development expenses, during the second quarter of 2005 since the underlying technology still required substantial development effort.  Under the agreement with Organon, Cypress and Organon would jointly fund development activities in the event a candidate from the proof of concept trials had been selected for continued development.

In June 2006, we announced that results of recently completed Phase IIa trials do not support continuing a development program evaluating combinations of mirtazapine with another approved drug as potential pharmaceutical treatments for OSA.  We and Organon had each independently conducted Phase IIa trials that served as the basis for the announcement.  A previous independently conducted small preliminary investigator sponsored pilot trial found that mirtazapine was able to reduce the number of abnormal respiratory events over the course of the night by roughly fifty percent.  However, those data were not replicated in the recently completed phase IIa trials.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-Q. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to develop milnacipran for Fibromyalgia Syndrome, our ability to acquire and develop any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-Q and in our other SEC filings.

We undertake no obligation to publicly release revisions in such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as required by securities and other applicable laws.

Company Overview

We are committed to being the innovator and leader in providing products for the treatment of patients with Functional Somatic Syndromes and other central nervous system disorders.   Specifically, our strategy involves acquiring or in-licensing central nervous system, or CNS, active compounds and developing them for novel and typically underserved indications.  The term Functional Somatic Syndromes refers to several related syndromes characterized more by symptoms, suffering and disability than by disease-specific abnormalities that are found upon physical examination and include many overlapping pain and psychiatric conditions.  We pursue opportunities to acquire or in-license CNS active compounds in the areas in which the brain and body overlap, where CNS mechanisms have a strong influence on somatic or bodily symptoms, and our ongoing development program is representative of this strategy.

Our goal is to be the first to commercialize a product approved in the United States for the treatment of Fibromyalgia Syndrome, or FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of CNS drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. In July 2005, we completed the first Phase III trial for milnacipran, which was commenced in October 2003. We announced the top-line results from this first Phase III trial in September 2005.  Although the results did not achieve statistical significance at the p<0.05 level, we believe the preliminary results support continuation of the development program and the planned development program for milnacipran is continuing.  This development program includes an ongoing second Phase III study, which was commenced in October 2004, and an additional third Phase III study, that was initiated in the first quarter of 2006.  The second Phase III trial is a six-month, randomized, double-blind, placebo-controlled pivotal Phase III study with planned enrollment of approximately 1,200 FMS patients.  Based on the anticipated time necessary to recruit the patients for this trial, we expect to announce initial results from the second Phase III trial by mid-2007.  We are currently in the process of working with the FDA on the Statistical Analysis Plan for the second and third Phase III trials, including any potential modifications to the overall FMS program.  Additionally, Pierre Fabre, in collaboration with Cypress and Forest, has commenced in Europe a Phase III trial for milnacipran for the treatment of FMS.

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

In June 2005, we announced the initiation of our second development program, wherein we evaluated potential pharmaceutical treatments for Obstructive Sleep Apnea, or OSA in collaboration with Organon.  In June 2006, we announced that the results of the completed Phase IIa trials conducted by us and Organon did not support continuing a development program evaluating combinations of mirtazapine with another approved drug as potential pharmaceutical treatments for OSA.  We are now exploring with Organon new potential opportunities to continue the collaboration.  However, it is very likely that we will not continue our collaboration with Organon.

We are continuing to evaluate other various potential strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives.

Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this quarterly report.

Comparison of Three Months Ended June 30, 2006 and 2005

Revenue

We recognized revenues under our collaborative agreement of $1.0 million for the three months ended June 30, 2006 compared to $2.3 million for the three months ended June 30, 2005.  The decrease in revenues under our collaborative agreement is primarily due to a decrease in sponsored development reimbursements during the second quarter of 2006 for costs incurred in connection with the first Phase III trial, which was completed during the second half of 2005, and the extension trial to our first Phase III trial, which achieved full enrollment during the second quarter of 2005.  This decrease in revenues under our collaborative agreement was partially offset by funding received from Forest Laboratories during the second quarter of 2006 for certain of our employees assisting with the conduct of the third Phase III clinical trial, which was initiated during the first quarter of 2006.  The revenues recorded during 2006 and 2005 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran.  Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during 2006 for certain of our employees devoted to the development of milnacipran.

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

Research and Development

Research and development expenses for the three months ended June 30, 2006 were $2.2 million compared to $4.5 million for the three months ended June 30, 2005.  The decrease in research and development expenses is primarily attributable to a decrease in costs incurred during the second quarter of 2006 due to the completion of our first Phase III trial during the second half of 2005 and full enrollment of the extension trial to our first Phase III trial, which is in its final completion stage, during the second quarter of 2005.  Also contributing to the decrease were license fees of $1.6 million (including a warrant to purchase 62,656 shares of our common stock at an exercise price of $15.96 issued to Organon in connection with the licensing agreement valued at $0.6 million) incurred during the second quarter of 2005 related to our prior OSA program.  The decrease in research and development expenses during the second quarter of 2006 was partially offset by an increase in costs incurred during the second quarter of 2006 in connection with the second Phase III trial, which was increased in size in January 2006, the initiation of our third Phase III trial during the first quarter of 2006, a milestone payment incurred during the second quarter of 2006 in connection with our agreement with Collegium, and the recognition of stock-based compensation expense for employee stock options in connection with the adoption of FAS 123(R) on January 1, 2006.  During the second quarter of 2006, we incurred total costs of $1.0 million in connection with our Phase III programs compared to a total of $1.8 million during the second quarter of 2005.  The costs for the first Phase III clinical trial, the extension trial and the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted below.

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

General and Administrative

General and administrative expenses for the three months ended June 30, 2006 were $2.3 million compared to $2.3 million for the three months ended June 30, 2005.  The increase in general and administrative expenses is primarily due to the recognition of stock-based compensation expense for employee stock options in connection with the adoption of FAS 123(R) on January 1, 2006.  This increase in general and administrative expenses was offset by a success-based fee paid to advisors during the second quarter of 2005 in connection with the closing of our licensing agreement with Organon.

In addition, as discussed below in “Compensation Expense — Variable Stock Options,” we recognized compensation expense for variable stock options of $1.1 million related to general and administrative expenses for the three months ended June 30, 2005.

Compensation Expense  – Variable Stock Options

In June 2001, we implemented an option cancel and re-grant program, which (prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) on January 1, 2006) resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation — An Interpretation of APB 25.  Accordingly, during the three months ended June 30, 2005, as the intrinsic value of the common stock underlying the options increased due to an increase in our stock price during the period, we recognized compensation expense of $1.1 million related to general and administrative expenses.  Upon the adoption of FAS 123R in fiscal 2006, as variable accounting for stock options ceased and all options outstanding pursuant to the option cancel and re-grant program were fully vested prior to January 1, 2006, no additional compensation expense for such options was recognized during the three months ended June 30, 2006.

Interest and Other Income

Interest and other income, net, for the three months ended June 30, 2006 was $1.2 million compared to $694,000 for the three months ended June 30, 2005.  The increase in interest and other income for the three months ended June 30, 2006 compared to the corresponding period in 2005 is primarily due to a general increase in interest rates and related yields experienced during the second quarter of 2006 compared to the second quarter of 2005.

Comparison of Six Months Ended June 30, 2006 and 2005

Revenue

We recognized revenues under our collaborative agreement of $2.2 million for the six months ended June 30, 2006 compared to $5.5 million for the six months ended June 30, 2005.  The decrease in revenues under our collaborative agreement is primarily due to a decrease in sponsored development reimbursements during 2006 for costs incurred in connection with the first Phase III trial, which was completed during the second half of 2005, and the extension trial to our first Phase III trial, which achieved full enrollment during the second quarter of 2005.  This decrease in revenues under our collaborative agreement was partially offset by funding received from Forest Laboratories during 2006 for certain of our employees assisting with the conduct of the third Phase III clinical trial, which was initiated during the first quarter of 2006.  The revenues recorded during 2006 and 2005 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran.  Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during 2006 for certain of our employees devoted to the development of milnacipran.

Research and Development

Research and development expenses for the six months ended June 30, 2006 were $5.8 million compared to $10.0 million for the six months ended June 30, 2005.  The decrease in research and development expenses is primarily attributable to a decrease in costs incurred during 2006 due to the completion of our first Phase III trial during the second half of 2005 and full enrollment of the extension trial to our first Phase III trial, which is in its final completion stage, during the second quarter of 2005.  Also contributing to the decrease were license fees of $3.1 million (including a warrant issued to Organon in connection with the licensing agreement valued at $0.6 million) incurred during 2005 related to our prior OSA program. The decrease in research and development expenses during 2006 was partially offset by an increase in costs incurred during 2006 in connection with the second Phase III trial, which was increased in size in January 2006, the initiation of our third Phase III trial during the first quarter of 2006, funding provided during the first quarter of 2006 as an unrestricted grant to a university, a milestone payment incurred during the second quarter of 2006 in connection with our agreement with Collegium, and the recognition of stock-based compensation expense for employee stock options in connection with the adoption of FAS 123(R) on January 1, 2006.  During the six months ended June 30, 2006, we incurred total costs of $2.9 million in connection with our Phase III programs compared to a total of $4.9 million during the six months ended June 30, 2005.  The costs for the first Phase III clinical trial, the extension trial and the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted below.

General and Administrative

General and administrative expenses for the six months ended June 30, 2006 were $4.4 million compared to $3.7 million for the six months ended June 30, 2005.  The increase in general and administrative expenses is primarily due to the recognition of stock-based compensation expense for employee stock options in connection with the adoption of FAS 123(R) on January 1, 2006.  This increase in general and administrative expenses was partially offset by a success-based fee paid to advisors during the second quarter of 2005 in connection with the closing of our licensing agreement with Organon and lower wages expense during 2006 due to bonuses recognized during 2005.

In addition, as discussed below in “Compensation Benefit — Variable Stock Options,” we recognized a compensation benefit for variable stock options of $243,000 related to general and administrative expenses for the six months ended June 30, 2005.

Compensation Benefit  – Variable Stock Options

In connection with the option cancel and re-grant program implemented in 2001, which (prior to the adoption of SFAS 123R on January 1, 2006) resulted in variable accounting for the newly issued options under FIN 44, we recognized a compensation benefit of $243,000 related to general and administrative expenses during the six months ended June 30, 2005 as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period.  Upon the adoption of FAS 123R in fiscal 2006, as variable accounting for stock options ceased and all options outstanding pursuant to the option cancel and re-grant program were fully vested prior to January 1, 2006, no additional compensation expense for such options was recognized during the six months ended June 30, 2006.

Interest and Other Income

Interest and other income, net, for the six months ended June 30, 2006 was $2.2 million compared to $1.2 million for the six months ended June 30, 2005.  The increase in interest and other income for the six months ended June 30, 2006 compared to the corresponding period in 2005 is primarily due to a general increase in interest rates and related yields experienced during 2006 compared to 2005 allowing us to reinvest maturing securities at higher interest rates.

Liquidity and Capital Resources

At June 30, 2006, we had cash, cash equivalents and short-term investments of $105.5 million compared to cash, cash equivalents and short-term investments of $109.6 million at December 31, 2005.  Working capital at June 30, 2006 totaled $101.2 million compared to $105.5 million at December 31, 2005.  We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.

Net cash used in operating activities was $4.6 million for the six months ended June 30, 2006, compared to $3.3 million for the six months ended June 30, 2005. The primary use of cash during the six months ended June 30, 2006 and 2005 were actual expenditures to fund our operating activities during the periods, offset by net collections of amounts due from Forest Laboratories.

Net cash provided by investing activities was $3.6 million for the six months ended June 30, 2006, compared to net cash used in investing activities of $0.4 million for the six months ended June 30, 2005.  The fluctuation in net cash from investing activities during the six months ended June 30, 2006 compared to the corresponding prior year period was primarily a result of a net increase in the proceeds from the sale of short-term securities during the six months ended June 30, 2006.

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2006, compared to $2.7 million for the six months ended June 30, 2005. The decrease in net cash provided by financing activities during the six months ended June 30, 2006 compared to the corresponding prior year period was primarily the result of proceeds of approximately $0.3 million from the exercise of stock options during 2006 compared to proceeds of approximately $2.8 million from the exercise of stock options and warrants during 2005.

The following table summaries our long-term contractual obligations as of June 30, 2006:

	Total	Less than 1 year (2006)	1 - 3 years (2007– 2009)	After 4 years (2010 and beyond)
Operating leases	$204,183	$93,913	$110,270	$—
Purchase obligations (1)	962,728	397,003	565,725	—
Total	$1,166,911	$490,916	$675,995	$—

(1)                                  Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of June 30, 2006.

Other commercial commitments include certain potential milestone, sublicense and royalty payments to Pierre Fabre as discussed in the “Overview” section and milestone payments of up to $5.4 million to Collegium Pharmaceutical, Inc. in connection with the reformulation and new product agreement entered into with Collegium, a portion of which was paid in the second quarter of 2006. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above. The above also does not include the external costs of the second Phase III trial for FMS that we have agreed to fund.

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

Our current expected primary cash needs on both a short term and long-term basis are for the development of current products, working capital and other general corporate purposes and the identification, acquisition or license, and development of potential future products. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium, the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than our FMS product) that we may in-license or acquire, we estimate that based on our current business plan, we will require approximately $6.0 million to fund our operations for the remainder of 2006. One of our ongoing goals is to identify and in-license new products.  In the event we acquire, license or develop any new products, the amount to fund our operations for 2006 would increase, possibly materially. Our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products for the treatment of Functional Somatic Syndromes and other central nervous system disorders. Such losses may fluctuate, and the fluctuations may be substantial.

Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at June 30, 2006 are sufficient to fund operations though 2007.  However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products and companies, and other alternatives.  In order to acquire or develop additional products, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:

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

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 8 to the financial statements. We estimate the expected term of options granted based on the output derived under the simplified method, as allowed under SAB 107.  We estimate the volatility of our common stock at the date of grant using our historical price volatility based on our assessment that this approach is the most representative of future stock price trends. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-

Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006 and on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.  As noted above, in order to calculate the compensation expense that we must recognize, we must make a variety of assumptions, all of which are based on our beliefs, expectations and assumptions at the time the assumptions are made.  These beliefs, expectations and assumptions may vary over time and we may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

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

Our relationship with Organon may terminate.

As announced in June 2006, we mutually agreed with Organon that the completed Phase IIa trials did not support continuing a development program evaluating combinations of mirtazapine with another approved drug as potential pharmaceutical treatments for OSA.  We also indicated at that time that we are mutually exploring new potential opportunities to continue the collaboration.  However, it is very likely that we will not continue our collaboration with Organon.

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

As part of our strategy, we are actively continuing to evaluate potential strategic transactions, including potential acquisitions of products, technologies and companies, in order to expand our product pipeline. As we did with our in-licensing of milnacipran, we may seek to in-license compounds or we may acquire products or businesses. Future acquisitions and licensing transactions would expose us to operational and financial risks, including:

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

We are at an early stage of development as a biotechnology company and do not have any commercial products. We now have only one product candidate, milnacipran, which we sublicensed to Forest Laboratories in January 2004.  Milnacipran or any future product candidates we may acquire or develop, will require significant additional development, clinical trials, regulatory approvals and additional investment before they can be commercialized, if ever. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates are not shown to be safe and effective in clinical trials, because we have inadequate financial or other resources to pursue clinical development of the product candidate, or because the FDA does not grant regulatory approval.  For example, we recently discontinued our OSA program because our Phase IIa trials did not support continued development.  We do not expect milnacipran to be marketed for a number of years, if at all. We may not achieve our internal timelines and the results from our second Phase III trial for milnacipran may not be available by mid-2007.  If we and Forest Laboratories are unable to develop milnacipran as a commercial drug in the United States, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

The FDA approval of milnacipran or any future product candidate is uncertain and will involve the commitment of substantial time and resources.

Even if our Phase III trials for milnacipran or any future clinical trials are successful, we may not receive required regulatory approval from the FDA or any other regulatory body required for the commercial sale of milnacipran, or any future products in the United States.  In addition, even if we do obtain approval to market milnacipran, the approval process by the FDA may take longer than we anticipate. The regulatory approval of a new drug typically takes many years and the outcome is uncertain. Despite the time and resources expended, regulatory approval is never guaranteed. If we fail to obtain regulatory approval for milnacipran, or any future product candidates, we will be unable to market and sell any products and therefore may never generate any revenues from product sales or become profitable. In addition, our collaborators, or our third party manufacturers’ failure to comply with the FDA and other applicable United States or foreign regulations may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve new drug approval applications.

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

Any regulatory approvals that we or our collaborators receive for milnacipran or any future product candidates will be limited to the indications, dosages and restrictions on the product label. We currently intend to seek approval for milnacipran in the treatment of FMS. The FDA may not approve milnacipran for our preferred indication(s) at all, may approve milnacipran for a more limited indication, or may impose additional limitations on the indicated uses or contain requirements for post-marketing surveillance or the performance of potentially costly post-marketing studies. Even if we receive FDA and other regulatory approvals, as we have seen with other products on the market for pain, milnacipran or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In our Phase II trial evaluating milnacipran for the treatment of FMS, the most common dose-related side effects reported by patients were nausea, particularly early in the study, as well as a slight increase in heart rate. In our first Phase III trial the most common adverse events leading to withdrawal among the milnacipran treated patients were nausea 6%, heart rate increase 2%, headache 2%, and depression 2%.  Any marketed product and its manufacturer continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize milnacipran or any of our other future product candidates.

As of July 31, 2006, we had only 15 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We and Forest Laboratories used the services of Scirex, a contract research organization, to conduct the first Phase III trial with respect to milnacipran, and have used Scirex to assist in the conduct of the second Phase III trial with respect to milnacipran. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not plan on significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran, or any of our other future product candidates.

Even if our product candidates are approved, the market may not accept these products.

Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, milnacipran, or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The FDA has never approved a drug for the treatment of FMS, and we cannot predict whether milnacipran, if approved for these indications, will gain market acceptance. A number of additional factors may limit the market acceptance of products including the following:

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

It is possible that our competitors will develop and market products for FMS prior to us, especially in light of our recent milnacipran Phase III clinical trial in FMS that did not achieve statistical significance at the p<0.05 level, and that our competitors will market products that are less expensive and more effective than milnacipran or any of our future products or that will render any of our products obsolete. We also expect that, in the treatment of Functional Somatic Syndromes and other central nervous system disorders, competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial resources, technical expertise, research capabilities and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

We have the right to co-promote milnacipran, but we do not have the marketing, sales or distribution experience or capabilities.

Our ability to co-promote any product developed under our agreement with Forest Laboratories is subject to our building our own marketing and sales capabilities, and we currently do not have the ability to directly sell, market or distribute any product. In addition, in the event our agreement with Forest Laboratories is terminated or with respect to any other product we may develop that is not covered by our collaborations with Forest Laboratories, we would have to obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force or build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms or establish sales, marketing and distribution capabilities of our own. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

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

We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business.  As of July 31, 2006, we had only 15 full time employees and therefore, we rely heavily on our employees.  In addition, because we have a small number of employees, we rely much more on consultants than do other companies.  If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran or any further products. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.

Our employment agreement with our chief executive officer provides for “at will” employment, which means that he may terminate his services to us at any time. In addition, our scientific advisors may terminate their services to us at any time.

We may be subject to product liability claims that could cause us to incur liabilities beyond our insurance coverage.

We plan to continue conducting clinical trials on humans using milnacipran and the use of milnacipran may result in adverse effects. Although we are aware that there are side effects associated with milnacipran, we cannot predict all possible harm or side effects that may result from the treatment of patients with milnacipran or any of our future products, and the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities. We currently maintain $10,000,000 in insurance for product liability claims. We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.

We have a history of operating losses and we may never be profitable.

We have incurred substantial losses during our history. For the six months ended June 30, 2006 and the years ended December 31, 2005, 2004 and 2003, we incurred net losses of $5.7 million, $8.6 million, $11.2 million and $21.7 million, respectively. As of June 30, 2006, we had an accumulated deficit of $151.9 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next several years or become profitable in the foreseeable future and may never achieve profitability.

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

The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2003 through December 31, 2005, the high and low closing sales prices for our common stock ranged from $2.20 to $16.05.  For the six months ended June 30, 2006, our high and low closing sales prices were $7.85 and $5.47, respectively.  The results of our first Phase III clinical trial for milnacipran had a very material negative impact on our stock price.  Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance.   We do not expect our stock price to increase in the near future, if at all.  The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

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

As of July 31, 2006, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 41% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (or “SFAS 123R”). As a result, we have included employee stock-based compensation costs in our results of operations for the six months and quarter ended June 30, 2006, as discussed in Note 8, “Share-Based Compensation,” in the Notes to Financial Statements of Part I, Item I of this Form 10-Q. Our adoption of SFAS 123R will result in compensation expense that will increase our net loss per share for 2006 and future periods. Our estimate of future employee stock-based compensation expense is affected by the number of stock-based awards our board of directors may grant, as well as a number of complex and subjective valuation assumptions.  These valuation assumptions include, but are not limited to, the expected volatility of our stock price and the expected term of employee stock options.

Risks Related to Our Intellectual Property

We rely primarily on method of use patents to protect our proprietary technology for the development of milnacipran, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

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

Not applicable

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders, or the Annual Meeting, of the Company was held on June 12, 2006.  The Company had 32,044,947 shares of common stock outstanding and entitled to vote as of April 25, 2006, the date of record of the meeting.  At the meeting, holders of a total of 27,044,013 shares of common stock were present in person or represented by proxy.  The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:

(1) For the elections of the nominee directors that will hold office until the annual meeting of stockholders in 2009:

	For	Withheld Authority or Against
Jay D. Kranzler	26,643,157	360,856
Perry Molinoff	26,174,236	829,777
Daniel H. Petree	26,704,843	299,170

The Company’s Board of Directors is comprised of the individuals elected this year and the following directors for the following terms:  Samuel; Anderson and Jack Vaughn whose terms expire in 2007 and Jon McGarity, Jean-Pierre Millon and Gary Tollefson whose terms expire in 2008.

(2) To ratify the selection of Ernst & Young LLP by the Audit Committee of our Board of Directors to continue as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	Against	Abstained
26,836,492	161,536	5,985

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

Cypress Bioscience, Inc.

Date: August 9, 2006	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 9, 2006	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer, Chief Business Officer and Executive Vice President (Principal Financial Officer)