Form 10-Q
period 2006-09-30
CYPRESS BIOSCIENCE INC
filed 2006-11-09
CIK 716054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006, or

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

At November 7, 2006, 32,149,614 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CYPRESS BIOSCIENCE, INC.
BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,027,952	$5,213,587
Short-term investments	96,801,393	104,399,691
Receivable from Forest Laboratories	413,629	534,933
Prepaid expenses and other current assets	754,206	561,330
Total current assets	104,997,180	110,709,541

Property and equipment, net	61,360	50,795
Other assets	31,462	31,462
Total assets	$105,090,002	$110,791,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$311,118	$347,946
Accrued compensation	71,849	58,594
Accrued liabilities	300,600	726,907
Payable to Forest Laboratories	1,205,917	915,000
Current portion of deferred revenue	3,125,000	3,125,000
Total current liabilities	5,014,484	5,173,447

Deferred rent	11,653	17,911
Deferred revenue, net of current portion	13,281,250	15,625,000

Stockholders’ equity:
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 32,135,961 and 31,920,632 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively; 15,000,000 shares of preferred stock authorized; no shares issued and outstanding	32,136	31,921
Additional paid-in capital	239,203,358	235,202,784
Accumulated other comprehensive income	830,723	860,112
Accumulated deficit	(153,283,602)	(146,119,377)
Total stockholders’ equity	86,782,615	89,975,440
Total liabilities and stockholders’ equity	$105,090,002	$110,791,798

See accompanying notes to financial statements.

Note:  The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Revenues under collaborative agreement	$1,144,208	$1,575,000	$3,375,653	$7,118,453

Costs and expenses:
Research and development	2,050,530	3,258,399	7,839,221	13,231,021
General and administrative	1,995,885	784,598	6,425,982	4,458,923
Compensation benefit – variable stock options	—	(1,580,894)	—	(1,824,222)
Total costs and expenses	4,046,415	2,462,103	14,265,203	15,865,722

Other income (expense):
Interest and other income, net	1,477,690	671,752	3,725,325	1,917,335

Net loss	$(1,424,517)	$(215,351)	$(7,164,225)	$(6,829,934)

Net loss per share – basic and diluted	$(0.04)	$(0.01)	$(0.22)	$(0.22)

Shares used in computing net loss per share –basic and diluted	32,135,189	31,627,157	32,075,708	30,838,008

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net loss	$(7,164,225)	$(6,829,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,389	23,064
Gain on sale and disposal of property and equipment	—	(4,186)
Share-based compensation for options issued to non-employees	113,128	809,926
Share-based compensation for stock and options issued to employees	3,563,433	74,147
Share-based compensation benefit on variable employee options	—	(1,824,222)
Warrants issued in connection with licensing transaction	—	615,000
Changes in operating assets and liabilities, net	(2,580,543)	1,685,949
Net cash used in operating activities	(6,045,818)	(5,450,256)

Investing Activities
Purchases of short-term investments	(298,302,091)	(375,453,301)
Proceeds from sale of short-term investments	305,871,000	373,220,000
Purchases of property and equipment	(32,954)	(35,232)
Proceeds from sale of property and equipment	—	36,179
Net cash provided by (used in) investing activities	7,535,955	(2,232,354)

Financing Activities
Proceeds from exercise of stock options and warrants	324,228	3,830,219
Payment of capital lease obligations	—	(36,870)
Net cash provided by financing activities	324,228	3,793,349

Increase (decrease) in cash and cash equivalents	1,814,365	(3,889,261)
Cash and cash equivalents at beginning of period	5,213,587	8,303,388
Cash and cash equivalents at end of period	$7,027,952	$4,414,127

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

3.                                    Short-Term Investments

Our short-term investments consist of securities of the U.S. government or its agencies, commercial paper and certificates of deposit with maturities ranging from one to twelve months. We have classified our short-term investments as “available-for-sale” and carry them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss.

At September 30, 2006 and December 31, 2005, short-term investments consisted of the following:

	September 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$86,408,334	$826,876	$—	$87,235,210
Commercial paper	9,462,336	3,908	—	9,466,244
Certificates of deposit	100,000	—	(61)	99,939
	$95,970,670	$830,784	$(61)	$96,801,393

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and agency debt	$100,839,457	$866,172	$—	$101,705,629
Certificates of deposit	2,700,122	—	(6,060)	2,694,062
	$103,539,579	$866,172	$(6,060)	$104,399,691

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

Research and development expenses also include costs incurred in connection with the first Phase III clinical trial and its extension trial and the third Phase III clinical trial, for which such costs are reimbursed by Forest Laboratories pursuant to the collaboration agreement.

6.                                      Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share.  Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued.  The dilutive effect of outstanding stock options and warrants is reflected in diluted loss per share by application of the treasury stock method.  We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three and nine months ended September 30, 2006 and 2005 because such securities are antidilutive for these periods.  The total number of potential common shares excluded from the calculation of diluted loss per common share was 743,362 and 1,954,900 for the three months ended September 30, 2006 and 2005, respectively, and 778,643 and 2,479,432 for the nine months ended September 30, 2006 and 2005, respectively.

7.                                      Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(1,424,517)	$(215,351)	$(7,164,225)	$(6,829,934)
Unrealized gain (loss) on short-term Investments	(168,566)	244,241	(29,389)	312,812
Comprehensive loss	$(1,593,083)	$28,890	$(7,193,614)	$(6,517,122)

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

Stock Options

The exercise price of all options granted during the nine months ended September 30, 2006 and 2005 was equal to the market value on the date of grant (as defined under the applicable option plan) and, accordingly, no stock-based compensation expense for such options is reflected in operating results during 2005. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005

Risk-free interest rate	4.7%	3.5%
Expected volatility	81.8%	95.0%
Expected option term (in years)	5.73	4.00
Dividend yield	0.0%	0.0%

The risk-free interest rate assumption is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with terms commensurate with the expected term of our employee stock options.  The expected volatility is estimated at the date of grant using the historical volatility of our stock based on our assessment that this approach is most representative of future stock price trends.  The expected term of our options is based on the output derived under the simplified method, as allowed under Staff Accounting Bulletin No. 107 (“SAB 107”).  We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.   SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  We have very few employees and our historical turnover has been minimal. Therefore, we have not estimated forfeitures and instead adjust our stock-based compensation expense as forfeitures occur. We believe that the impact on stock-based compensation between estimating forfeitures and recording the impact as the forfeitures occur would not be material.

For options granted before January 1, 2006 and on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.  As noted above, in order to calculate the compensation expense that we must recognize, we must make a variety of assumptions, all of which are based on our beliefs, expectations and assumptions at the time the assumptions are made.  These beliefs, expectations and assumptions may vary over time and we may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.  The weighted average fair values of options granted were $4.18 and $9.13 for the nine months ended September 30, 2006 and 2005, respectively.

A summary of option activity under the plans for the nine months ended September 30, 2006 is as follows:

	Number of Stock Options Under All Plans	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance December 31, 2005	3,319,190	$7.25
Granted	829,193	$5.85
Exercised	(273,822)	$2.65
Cancelled	(16,729)	$9.20
Expired	(34,330)	$14.62
Balance September 30, 2006	3,823,502	$7.20	7.5	$7,747,316

Exercisable at September 30, 2006	2,612,808	$6.53	7.0	$6,381,288

For the three months ended September 30, 2006, stock-based compensation expense related to employee stock options was $1,142,402, consisting of $221,725 related to research and development expenses and $920,677 related to general and administrative expenses.  For the nine months ended September 30, 2006, stock-based compensation expense related to employee stock options was $3,489,489, consisting of $674,592 related to research and development expenses and $2,814,897 related to general and administrative expenses.  As of September 30, 2006, there was $7.0 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.3 years.  The total intrinsic value of stock option exercises during the nine months ended September 30, 2006 was $0.9 million.  Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 was $324,228 and $1,061,706, respectively.

The matching contribution in common stock to our 401(k) Plan is included as a component of our stock-based compensation to employees.  Such matching contribution is made on the last day of June and the last day of December of each plan year.  For the nine months ended September 30, 2006 and 2005, the charge for the matching contribution was $73,944 and $74,147, respectively.

At September 30, 2006, a total of 2,957,186 options remain available for future grant under our two stock option plans.

For the three months ended September 30, 2006 and 2005, stock-based compensation related to options granted to non-employees, accounted for in accordance with EITF 96-18, was $28,896 and $91,575, respectively.  For the nine months ended September 30, 2006 and 2005, such stock-based compensation for options granted to non-employees was $113,128 and $809,926, respectively.

For stock options granted prior to the adoption of SFAS 123(R), the following table illustrates the pro forma effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS 123 in determining stock-based compensation for awards under the plan during 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss, as reported	$(215,351)	$(6,829,934)
Add: Stock-based employee compensation benefit included in reported net loss	(1,580,894)	(1,824,222)
Deduct: Total stock-based employee compensation expense determined under fair value based methods	(1,129,793)	(3,530,352)
Pro forma net loss	$(2,926,038)	$(12,184,508)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss per share:
Basic and diluted – as reported	$(0.01)	$(0.22)
Basic and diluted – pro forma	$(0.09)	$(0.40)

Option Cancel and Re-Grant Program

In June 2001, we implemented an option cancel and re-grant program.  Pursuant to the program, the exercise price of certain options held by certain of our executive officers and directors were exchanged for options with an exercise price of $2.50 per share, the fair market value of our common stock on June 27, 2001, the date the option cancel and re-grant program was effected.  The replacement options expired no later than the earlier of the expiration date of the original option grant or June 27, 2006.  As of September 30, 2006, all options granted pursuant to the option cancel and re-grant program were exercised.

As a result of the program, we granted options to purchase 618,738 shares of our common stock. Prior to the adoption of FAS 123R on January 1, 2006, the shares underlying the options were accounted for as variable, and the intrinsic value of the options to purchase common stock were re-measured at the end of each period for the term of the option and amortized over the vesting period.  Accordingly, during the three and nine months ended September 30, 2005, as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the periods, we recognized a compensation benefit of $1,580,894 and $1,824,222, respectively.  Although SFAS 123(R) does not allow separate presentation on the face of the Statement of Operations for stock-based compensation charges, since the compensation charges for variable options for the three and nine months ended September 30, 2005 were credits, we believe that separate presentation is more meaningful and useful.  The entire compensation benefit for the three and nine months ended September 30, 2005 is related to general and administrative expenses and had we presented the amounts in this line item, general and administrative expenses for the three and nine months ended September 30, 2005 would have been $(796,296) and $2,634,701, respectively.

Upon the adoption of SFAS 123(R) in 2006, as variable accounting for stock options ceased and all options outstanding under the option cancel and re-grant program were fully vested prior to January 1, 2006, no additional compensation expense for such options was recognized during the three and nine months ended September 30, 2006.

9.             Collaboration Agreement

License and Collaboration Agreement with Forest Laboratories

In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under our agreement with Forest Laboratories, we sublicensed our exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has an option for a specified time period to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc.  Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees.  However, we agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only.  In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004, for the second Phase III trial only, and we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA.  Forest Laboratories is funding the third Phase III clinical trial, including a specified number of our employees that are assisting with the conduct of that clinical trial.  Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote up to 25% of the total physician details using our own sales force and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls.

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

Upon execution of the license agreement with Organon, we issued to Organon as a license fee a warrant to purchase 62,656 shares of our common stock, with an exercise price of $15.96 per share and which expire in June 2010.  Since the underlying technology still required substantial development effort, we recorded a one-time non-cash compensation charge during the second quarter of 2005 of $615,000 (based on the value of the warrant), which was classified as a research and development expense.  Under the agreement with Organon, Cypress and Organon would jointly fund development activities in the event a candidate from the proof of concept trials had been selected for continued development.

In June 2006, we announced that results of recently completed Phase IIa trials do not support continuing a development program evaluating combinations of mirtazapine with another approved drug as potential pharmaceutical treatments for OSA.  We and Organon had each independently conducted Phase IIa trials that served as the basis for the announcement.  A previous independently conducted small preliminary investigator sponsored pilot trial found that mirtazapine was able to reduce the number of abnormal respiratory events over the course of the night by roughly fifty percent.  However, those data were not replicated in the completed phase IIa trials.

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

Our goal is to be the first to commercialize a product approved in the United States for the treatment of Fibromyalgia Syndrome, or FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of CNS drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. In July 2005, we completed the first Phase III trial for milnacipran, which was commenced in October 2003. We announced the top-line results from this first Phase III trial in September 2005.  Although the results did not achieve statistical significance at the p<0.05 level, we believe the preliminary results support continuation of the development program and the planned development program for milnacipran is continuing.  This development program includes an ongoing second Phase III study, which was commenced in October 2004, and an additional third Phase III study, that was initiated in the first quarter of 2006.  The second Phase III trial is a six-month, randomized, double-blind, placebo-controlled pivotal Phase III study with enrollment of approximately 1,200 FMS patients.  Recruitment into this trial is complete and we expect to announce initial results from the second Phase III trial in the second quarter of 2007.  We are currently in the process of working with the FDA on the Statistical Analysis Plan for the second and third Phase III trials, including any potential modifications to the overall FMS program.  Additionally, Pierre Fabre, in collaboration with Cypress and Forest, has commenced in Europe a Phase III trial for milnacipran for the treatment of FMS.

We obtained an exclusive license for milnacipran from Pierre Fabre Medicament in 2001. Milnacipran has been marketed outside of the United States since 1997 as an antidepressant and has been used by over 3,000,000 patients worldwide. We have paid Pierre Fabre a total of $2.5 million, including upfront payments of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003, and issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock in connection with an amendment to the agreement with Pierre Fabre. We are obligated to pay Pierre Fabre 5% of any upfront and milestone payments received from Forest Laboratories as a sublicense fee. As such, a $1.25 million payment has been made to date.  After a total of $7.5 million has been paid, any additional sublicense fees are credited against any subsequent milestone and royalty payments owed by us to Pierre Fabre. If not used, these credits are carried forward to subsequent years. Additional payments to Pierre Fabre of up to a total of $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. Under our agreement with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees. However, in light of the increased expense and risk associated with running two parallel trials, we have agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only.  In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004 for the second Phase III trial only, and we will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA.  Forest Laboratories is funding the third Phase III clinical trial, including a specified number of our employees that are assisting with the conduct of that clinical trial.  Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote up to 25% of the total physician details using our own sales force and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls.

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

Comparison of Three Months Ended September 30, 2006 and 2005

Revenue

We recognized revenues under our collaborative agreement of $1.1 million for the three months ended September 30, 2006 compared to $1.6 million for the three months ended September 30, 2005.  The decrease in revenues under our collaborative agreement is primarily due to a decrease in sponsored development reimbursements during the third quarter of 2006 for costs incurred in connection with the first Phase III trial, which was completed during the second half of 2005, and the extension trial to our first Phase III trial, which achieved full enrollment during the second quarter of 2005.  This decrease in revenues under our collaborative agreement was partially offset by funding received from Forest Laboratories during the third quarter of 2006 for certain of our employees assisting with the conduct of the third Phase III clinical trial, which was initiated during the first quarter of 2006.  The revenues recorded during 2006 and 2005 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran.  Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during 2006 for certain of our employees devoted to the development of milnacipran.

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

Research and Development

Research and development expenses for the three months ended September 30, 2006 were $2.1 million compared to $3.3 million for the three months ended September 30, 2005.  The decrease in research and development expenses is primarily attributable to a decrease in costs incurred during the third quarter of 2006 due to the completion of our first Phase III trial during the second half of 2005 and full enrollment of the extension trial to our first Phase III trial during the second quarter of 2005.  Also contributing to the decrease in research and development expenses was a decrease in costs incurred during the third quarter of 2006 in connection with our OSA program, which was initiated during the second quarter of 2005 and subsequently discontinued during the second quarter of 2006.  The decrease in research and development expenses during the third quarter of 2006 was partially offset by the recognition of stock-based compensation expense for employee stock options in connection with the adoption of FAS 123(R) on January 1, 2006.  During the third quarter of 2006, we incurred total costs of $1.4 million in connection with our Phase III programs compared to a total of $2.0 million during the third quarter of 2005.  The costs for the first Phase III clinical trial, the extension trial and the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted below.

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

General and Administrative

General and administrative expenses for the three months ended September 30, 2006 were $2.0 million compared to $0.8 million for the three months ended September 30, 2005.  The increase in general and administrative expenses is primarily due to the recognition of stock-based compensation expense for employee stock options in connection with the adoption of FAS 123(R) on January 1, 2006.

In addition, as discussed below in “Compensation Benefit — Variable Stock Options,” we recognized a compensation benefit for variable stock options of $1.6 million related to general and administrative expenses for the three months ended September 30, 2005.

Compensation Benefit – Variable Stock Options

In June 2001, we implemented an option cancel and re-grant program, which (prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) on January 1, 2006) resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation — An Interpretation of APB 25.  Accordingly, during the three months ended September 30, 2005, as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period, we recognized a compensation benefit of $1.6 million related to general and administrative expenses.  Upon the adoption of FAS 123R in fiscal 2006, as variable accounting for stock options ceased and all options outstanding pursuant to the option cancel and re-grant program were fully vested prior to January 1, 2006, no additional compensation expense for such options was recognized during the three months ended September 30, 2006.

Interest and Other Income

Interest and other income, net, for the three months ended September 30, 2006 was $1.5 million compared to $0.7 million for the three months ended September 30, 2005.  The increase in interest and other income for the three months ended September 30, 2006 compared to the corresponding period in 2005 is primarily due to a general increase in interest rates and related yields experienced during the third quarter of 2006 compared to the third quarter of 2005.

Comparison of Nine Months Ended September 30, 2006 and 2005

Revenue

We recognized revenues under our collaborative agreement of $3.4 million for the nine months ended September 30, 2006 compared to $7.1 million for the nine months ended September 30, 2005.  The decrease in revenues under our collaborative agreement is primarily due to a decrease in sponsored development reimbursements during 2006 for costs incurred in connection with the first Phase III trial, which was completed during the second half of 2005, and the extension trial to our first Phase III trial, which achieved full enrollment during the second quarter of 2005.  This decrease in revenues under our collaborative agreement was partially offset by funding received from Forest Laboratories during 2006 for certain of our employees assisting with the conduct of the third Phase III clinical trial, which was initiated during the first quarter of 2006.  The revenues recorded during 2006 and 2005 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran.  Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during 2006 for certain of our employees devoted to the development of milnacipran.

Research and Development

Research and development expenses for the nine months ended September 30, 2006 were $7.8 million compared to $13.2 million for the nine months ended September 30, 2005.  The decrease in research and development expenses is primarily attributable to a decrease in costs incurred during 2006 due to the completion of our first Phase III trial during the second half of 2005 and full enrollment of the extension trial to our first Phase III trial during the second quarter of 2005.  Also contributing to the decrease were license fees of $3.1 million (including a warrant (valued at $0.6 million) to purchase 62,656 shares of our common stock at an exercise price of $15.96 issued to Organon in connection with the licensing agreement) incurred during 2005 related to our prior OSA program. The decrease in research and development expenses during 2006 was partially offset by an increase in costs incurred during 2006 in connection with the second Phase III trial, which was increased in size in January 2006, the initiation of our third Phase III trial during the first quarter of 2006, funding provided during the first quarter of 2006 as an unrestricted grant to a university, a milestone payment incurred during the second quarter of 2006 in connection with our agreement with Collegium, and the recognition of stock-based compensation expense for employee stock options in connection with the adoption of FAS 123(R) on January 1, 2006.  During the nine months ended September 30, 2006, we incurred total costs of $4.3 million in connection with our Phase III programs compared to a total of $6.9 million during the nine months ended September 30, 2005.  The costs for the first Phase III clinical trial, the extension trial and the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted above.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2006 were $6.4 million compared to $4.5 million for the nine months ended September 30, 2005.  The increase in general and administrative expenses is primarily due to the recognition of stock-based compensation expense for employee stock options in connection with the adoption of FAS 123(R) on January 1, 2006.  This increase in general and administrative expenses was partially offset by a success-based fee paid to advisors during the second quarter of 2005 in connection with the closing of our licensing agreement with Organon.

In addition, as discussed below in “Compensation Benefit — Variable Stock Options,” we recognized a compensation benefit for variable stock options of $1.8 million related to general and administrative expenses for the nine months ended September 30, 2005.

Compensation Benefit – Variable Stock Options

In connection with the option cancel and re-grant program implemented in 2001, which (prior to the adoption of SFAS 123R on January 1, 2006) resulted in variable accounting for the newly issued options under FIN 44, we recognized a compensation benefit of $1.8 million related to general and administrative expenses during the nine months ended September 30, 2005 as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period.  Upon the adoption of FAS 123R in fiscal 2006, as variable accounting for stock options ceased and all options outstanding pursuant to the option cancel and re-grant program were fully vested prior to January 1, 2006, no additional compensation expense for such options was recognized during the nine months ended September 30, 2006.

Interest and Other Income

Interest and other income, net, for the nine months ended September 30, 2006 was $3.7 million compared to $1.9 million for the nine months ended September 30, 2005.  The increase in interest and other income for the nine months ended September 30, 2006 compared to the corresponding period in 2005 is primarily due to a general increase in interest rates and related yields experienced during 2006 compared to 2005.

Liquidity and Capital Resources

At September 30, 2006, we had cash, cash equivalents and short-term investments of $103.8 million compared to cash, cash equivalents and short-term investments of $109.6 million at December 31, 2005.  Working capital at September 30, 2006 totaled $100.0 million compared to $105.5 million at December 31, 2005.  We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies, commercial paper and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.

Net cash used in operating activities as disclosed in our Statement of Cash Flows was $6.0 million for the nine months ended September 30, 2006, compared to $5.5 million for the nine months ended September 30, 2005. The primary use of cash during the nine months ended September 30, 2006 and 2005 were actual expenditures to fund our operating activities during the periods, offset by net collections of amounts due from Forest Laboratories.

Net cash provided by investing activities as disclosed in our Statement of Cash Flows was $7.5 million for the nine months ended September 30, 2006, compared to net cash used in investing activities of $2.2 million for the nine months ended September 30, 2005.  The fluctuation in net cash from investing activities during the nine months ended September 30, 2006 compared to the corresponding prior year period was primarily a result of a net increase in the proceeds from the sale of short-term securities during the nine months ended September 30, 2006.

Net cash provided by financing activities as disclosed in our Statement of Cash Flows was $0.3 million for the nine months ended September 30, 2006, compared to $3.8 million for the nine months ended September 30, 2005. The decrease in net cash provided by financing activities during the nine months ended September 30, 2006 compared to the corresponding prior year period was primarily the result of proceeds of approximately $0.3 million from the exercise of stock options during 2006 compared to proceeds of approximately $3.8 million from the exercise of stock options and warrants during 2005.

The following table summaries our long-term contractual obligations as of September 30, 2006:

	Total	Less than 1 year (2006)	1 - 3 years (2007– 2009)	After 4 years (2010 and beyond)
Operating leases	$1,161,649	$47,258	$575,172	$539,219
Purchase obligations (1)	1,055,446	280,000	775,446	—
Total	$2,217,095	$327,258	$1,350,618	$539,219

(1)                                  Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of September 30, 2006.

Other commercial commitments include certain potential milestone, sublicense and royalty payments to Pierre Fabre as discussed in the “Overview” section and milestone payments of up to $5.4 million to Collegium Pharmaceutical, Inc. in connection with the reformulation and new product agreement entered into with Collegium, a portion of which was paid in the second quarter of 2006. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above. The above also does not include the external costs of the second Phase III trial for FMS that we have agreed to fund.  Additionally, in September 2006, we amended our current lease agreement, which was set to expire in July 2007, for our executive and administrative offices, whereby the term of the lease was extended to July 2012 as reflected in the table above.

Unless and until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, from revenue under our collaboration agreement with Forest and, if available to us, cash from financings. We currently have a shelf registration statement on file that would allow us to issue up to $100 million in shares but we do not have any current intentions to engage in a financing and no current intended purchasers.

Our current expected primary cash needs on both a short term and long-term basis are for the development of milnacipran and general research, working capital and other general corporate purposes and the identification, acquisition or license, and development of potential future products. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium, the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than our FMS product) that we may in-license or acquire, we estimate that based on our current business plan, we will require approximately $3.0 million to fund our operations for the remainder of 2006. One of our ongoing goals is to identify and in-license new products.  In the event we acquire, license or develop any new products, the amount to fund our operations for 2006 would increase, possibly materially. Our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products for the treatment of Functional Somatic Syndromes and other central nervous system disorders. Such losses may fluctuate, and the fluctuations may be substantial.

Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at September 30, 2006 are sufficient to fund operations though 2007.  However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products and companies, and other alternatives.  In order to acquire or develop additional products, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:

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

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 8 to the financial statements. We estimate the expected term of options granted based on the output derived under the simplified method, as allowed under SAB 107.  We estimate the volatility of our common stock at the date of grant using our historical price volatility based on our assessment that this approach is the most representative of future stock price trends. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We have very few employees and our historical turnover has been minimal. Therefore, we have not estimated forfeitures and instead adjust our stock-based compensation expense as forfeitures occur. We believe that the impact on stock-based compensation between estimating forfeitures and recording the impact as the forfeitures occur would not be material. For options granted before January 1, 2006 and on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.  As noted above, in order to calculate the compensation expense that we must recognize, we must make a variety of assumptions, all of which are based on our beliefs, expectations and assumptions at the time the assumptions are made.  These beliefs, expectations and assumptions may vary over time and we may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have invested our excess cash in United States government securities, commercial paper, certificates of deposit and money market funds with strong credit ratings.  As a result, our interest income is most sensitive to changes in the general level of United States interest rates. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

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

There are limited data supporting the use of milnacipran for the treatment of FMS and no data supporting the use of milnacipran for indications other than depression. In September 2005, we reported top line results from our first Phase III clinical trial for patients with FMS and our trial did not achieve statistical significance on our primary endpoint.  These reported topline results from our first Phase III clinical trial have had a material negative impact on our stock price.  Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has only been tested as a treatment for FMS in our Phase II trial and one Phase III trial, which did not achieve statistical significance its primary endpoint. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. Under our current agreement with the FDA, our first completed Phase III clinical trial may not qualify as one of the registration quality studies necessary to support an application to the FDA. Although we have disclosed that an alternative analysis than the one we agreed to with the FDA, the BOCF analysis, yielded statistically significant results, the FDA may not accept this as a registration study because the BOCF analysis was not the prospectively defined analysis method for handling data for those patients who withdrew from the study prior to the assessment time point. In light of the fact that our first Phase III clinical trial did not achieve statistical significance using the analysis we agreed to with the FDA, it is possible that our second and third trials will also not achieve statistical significance. We are experiencing higher patient drop out rates in our second Phase III trial than in our Phase II trial for milnacipran.  Milnacipran may not prove to be effective to treat FMS in our ongoing Phase III trials or any future trial and although we believe based on our analysis of the data, that the effect was durable, further studies may prove that any positive effects from patients taking milnacipran may not be durable.  Furthermore, even if we elect to pursue the development of milnacipran for any other Functional Somatic Syndromes, such as IBS, it may not prove to be effective.

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

Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of milnacipran, for all indications in the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical. Forest Laboratories is responsible for funding the development of milnacipran, including clinical trials and regulatory approval, other than the external costs of the second Phase III trial, which we have agreed to fund.  If the FDA approves this product candidate, Forest Laboratories will also have primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of milnacipran. Although Forest has indicated that they intend to continue development of milnacipran, there is always the possibility that they may instead choose to terminate development and our license agreement with them.  Even if they continue to develop milnacipran, they may do so on a slower timeline than originally predicted.  We have commenced a third Phase III clinical trial for which enrollment is targeted at 800 patients and with other competing fibromyalgia trials ongoing we may experience slower enrollment than we predict, which may also cause our development timeline to be extended.  Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to establish the safety and efficacy of milnacipran, obtain regulatory approvals and achieve market acceptance of milnacipran for the treatment of FMS, all of which has been impacted by the reported results from our first Phase III clinical trial.

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

We are at an early stage of development as a biotechnology company and do not have any commercial products. We now have only one product candidate, milnacipran, which we sublicensed to Forest Laboratories in January 2004.  Milnacipran or any future product candidates we may acquire or develop, will require significant additional development, clinical trials, regulatory approvals and additional investment before they can be commercialized, if ever. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates are not shown to be safe and effective in clinical trials, because we have inadequate financial or other resources to pursue clinical development of the product candidate, or because the FDA does not grant regulatory approval.  For example, we recently discontinued our OSA program because our Phase IIa trials did not support continued development.  We do not expect milnacipran to be marketed for a number of years, if at all. We may not achieve our internal timelines and the results from our second Phase III trial for milnacipran may not be available in the second quarter of 2007, even though enrollment in this trial is complete.  If we and Forest Laboratories are unable to develop milnacipran as a commercial drug in the United States, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

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

The amounts we are funding for external expenses for the second Phase III clinical trial evaluating milnacipran, which will now be increased because we have increased the number of patients to be enrolled, are only reimbursed to us by Forest Laboratories under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA.  The second Phase III trial might not be utilized as one of the pivotal trials in the NDA submission, and, in such event, we would not be reimbursed by Forest Laboratories for the external expenses that we fund in connection with the second Phase III clinical trial.  It is also possible that Forest could alter the development plan for milnacipran or even terminate our collaboration agreement plan, which would prevent us from ever being reimbursed for our funding of the external expenses for the second Phase III trial for milnacipran.

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

As of October 31, 2006, we had only 16 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We and Forest Laboratories used the services of Scirex, a contract research organization, to conduct the first Phase III trial with respect to milnacipran, and have used Scirex to assist in the conduct of the second Phase III trial with respect to milnacipran. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not plan on significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran, or any of our other future product candidates.

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

The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS, or other central nervous system disorders.  With respect to our FMS program, Wyeth recently disclosed that it has commenced a Phase II/III trial evaluating DVS-233 as a treatment for FMS.  Additionally, Pfizer, Inc. has publicly disclosed that it has conducted a Phase II clinical trial evaluating the efficacy and safety of its compound, pregabalin, as a treatment for FMS. In addition, Eli Lilly and Company has publicly disclosed that it has conducted two Phase II clinical trials evaluating the efficacy and safety of its compound, duloxetine, as a treatment for FMS. Both companies have also publicly disclosed they are currently conducting Phase III programs with their compounds in FMS. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it is anticipated that duloxetine, which is currently approved for the treatment of depression and neuropathic pain, is receiving some off-label use for the treatment of FMS.   Tricyclic antidepressants, or TCAs, which are inexpensive generic formulations, are currently viewed as the drugs of choice in treating FMS.

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

We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business.  As of October 31, 2006, we had only 16 full time employees and therefore, we rely heavily on our employees.  In addition, because we have a small number of employees, we rely much more on consultants than do other companies.  If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran or any further products. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.

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

We have incurred substantial losses during our history. For the nine months ended September 30, 2006 and the years ended December 31, 2005, 2004 and 2003, we incurred net losses of $7.2 million, $8.6 million, $11.2 million and $21.7 million, respectively. As of September 30, 2006, we had an accumulated deficit of $153.3 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next several years or become profitable in the foreseeable future and may never achieve profitability.

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

The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2003 through December 31, 2005, the high and low closing sales prices for our common stock ranged from $2.20 to $16.05.  For the nine months ended September 30, 2006, our high and low closing sales prices were $7.85 and $5.46, respectively.  The results of our first Phase III clinical trial for milnacipran had a very material negative impact on our stock price.  Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance.   We do not expect our stock price to increase in the near future, if at all.  The following factors, among other risk factors, may have a significant effect on the market price of our common stock:

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

As of October 31, 2006, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 40% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (or “SFAS 123R”). As a result, we have included employee stock-based compensation costs in our results of operations for the nine months and quarter ended September 30, 2006, as discussed in Note 8, “Share-Based Compensation,” in the Notes to Financial Statements of Part I, Item I of this Form 10-Q. Our adoption of SFAS 123R will result in compensation expense that will increase our net loss per share for 2006 and future periods. Our estimate of future employee stock-based compensation expense is affected by the number of stock-based awards our board of directors may grant, as well as a number of complex and subjective valuation assumptions.  These valuation assumptions include, but are not limited to, the expected volatility of our stock price and the expected term of employee stock options.

Risks Related to Our Intellectual Property

We rely primarily on method of use patents to protect our proprietary technology for the development of milnacipran, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology. The composition of matter patent for milnacipran (U.S. Patent 4,478,836) expired in June 2002. Accordingly, we rely on the patent for the method of synthesis of milnacipran (U.S. Patent 5,034,541), which expires on December 27, 2009 and was assigned to Pierre Fabre and licensed to us and on patents on the method of use of milnacipran to treat symptoms of FMS (U.S. Patent 6,602,911), the method of use of milnacipran to treat FMS, chronic fatigue syndrome and pain (U.S. Patent 6,992,110) and the method of use of milnacipran to treat symptoms of chronic fatigue syndrome (U.S. Patent 6,635,675) issued to us, to protect our proprietary technology with respect to the development of milnacipran. We have also filed additional patent applications related to milnacipran and to the use of milnacipran for FMS (and other related pain syndromes and disorders), although no patents have issued on these patent applications. Because there is very limited patent protection for the composition of matter of milnacipran, other companies may be able to sell milnacipran in competition with us and Forest Laboratories unless we and Forest Laboratories are able to obtain additional protection through milnacipran-related patents or additional use patents that may issue from our pending patent applications or other regulatory exclusivity. It may be more difficult to establish infringement of methods of synthesis, formulation or use patents as compared to a patent on a compound. If we or Forest Laboratories are not able to obtain and enforce these patents, a competitor could use milnacipran for a treatment or use not covered by any of our patents.

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

Not applicable

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.3	Second Amended and Restated By-Laws. (2)

4.1	Form of Stock Certificate. (3)

10.28	First Amendment to Office Lease

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

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

Cypress Bioscience, Inc.

Date: November 9, 2006	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 9, 2006	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer, Chief Business Officer and Executive Vice President (Principal Financial Officer)