Form 10-K
period 2006-12-31
CYPRESS BIOSCIENCE INC
filed 2007-03-14
CIK 716054

United States SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File No. 0-12943
CYPRESS BIOSCIENCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2389839
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4350 Executive Drive, Suite 325
San Diego, California
(Address of principal executive	92121
offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 452-2323
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class:	Name of Exchange on which Registered

Common Stock $.001 Par Value	The NASDAQ Stock Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☐       Accelerated Filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 was approximately $194.9 million*
The number of shares outstanding of the Registrant’s common stock as of March 1, 2007 was 32,289,725.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2006.

* Calculated based on 31,746,384 shares of common stock held as of June 30, 2006 by non-affiliates and a per share market price of $6.14. Excludes 388,212 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 30, 2006, who are deemed to be affiliates only for purposes of this calculation. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

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
     Our goal is to be one of the leading companies to commercialize a product approved in the United States for the treatment of Fibromyalgia Syndrome, or FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of CNS drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. In July 2005, we completed the first Phase III trial for milnacipran, which was commenced in October 2003. We announced the top-line results from this first Phase III trial in September 2005. Although the results did not achieve statistical significance at the p<0.05 level, we believe the preliminary results support continuation of the development program and the planned development program for milnacipran is continuing. This development program includes a second Phase III study, which was commenced in October 2004, and an additional third Phase III study, that was initiated in the first quarter of 2006. The second Phase III trial is a randomized, double-blind, placebo-controlled pivotal Phase III study with enrollment of approximately 1,200 FMS patients. Recruitment into this trial is complete and we expect to announce initial results from the second Phase III trial in the second quarter of 2007. As agreed upon with the FDA, for both the second Phase III study and the third Phase III study, our data will be analyzed based on three month patient data. We are continuing to work with the FDA on the Statistical Analysis Plan for the second and third Phase III trials, which may result in modifications to the overall FMS program. Additional information on our second and third Phase III studies can be found on the website located at www.clinicaltrials.gov. Additionally, in April 2006, Pierre Fabre, in collaboration with Cypress and Forest, commenced in Europe a Phase III trial for milnacipran for the treatment of FMS.

1.

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
     In June 2005, we announced the initiation of our second development program, wherein we evaluated potential pharmaceutical treatments for Obstructive Sleep Apnea, or OSA in collaboration with Organon. In June 2006, we announced that the results of the completed Phase IIa trials conducted by us and Organon did not support continuing a development program evaluating combinations of mirtazapine with another approved drug as potential pharmaceutical treatments for OSA. We are continuing to explore with Organon new potential opportunities to continue the collaboration.
     We are continuing to evaluate other various potential strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives.
Milnacipran for the Treatment of FMS
Milnacipran
     We are developing milnacipran for the treatment of FMS with our partner, Forest Laboratories. Milnacipran is the first of a new class of agents known as norepinephrine serotonin reuptake inhibitors, or NSRIs, which increase the level of norepinephrine more than they do serotonin. While milnacipran is similar to tricyclic antidepressants, or TCAs, with regard to the relative ratio of norepinephrine and serotonin activity, milnacipran appears to lack the side effects associated with TCAs, as it does not interact with several classes of receptors that are responsible for many of the adverse effects of TCAs. Therefore, we believe that milnacipran may have efficacy similar to TCAs in treating FMS and related chronic pain conditions, without causing the side effects that limit the prescribing of TCAs by physicians, and compliance by patients. Milnacipran is approved for the treatment of depression in 32 countries and is currently a leading antidepressant in Japan.

2.

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

3.

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

4.

Ongoing Phase III Trials
     While the results in our first Phase III trial did not achieve a p-value of less than or equal to 0.05, we believe the results support continued development of milnacipran as a treatment for FMS. The ongoing development program for milnacipran includes an ongoing second Phase III study and an additional third Phase III study.
     We and Forest commenced our second Phase III trial evaluating milnacipran as a treatment for FMS in October 2004. The second Phase III trial is a randomized, double-blind, placebo-controlled pivotal Phase III study with planned enrollment of approximately 1,200 FMS patients. In the second Phase III trial, two milnacipran doses will be evaluated (200 mg, administered 100 mg twice daily, as well as a lower dose, also administered twice daily). We expect to announce initial results from the second Phase III trial in the second quarter of 2007. Additionally, we and Forest commenced our third Phase III trial evaluating milnacipran as a treatment for FMS in the first quarter of 2006. As agreed upon with the FDA, for both the second Phase III study and the third Phase III study, our data will be analyzed based on three month patient data.
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
     The agreement is effective until the later of the expiration of the last-to-expire of certain patents held by Pierre Fabre relating to the development of milnacipran, or ten years after the first commercial sale of a licensed product, unless terminated earlier. Each party has the right to terminate the agreement upon 90 days’ prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if such breach is not cured within 90 days following such written notice. Additionally, Pierre Fabre has the right to terminate the agreement upon 90 days’ written notice if (i) we terminate all development activities, unless the termination of activities is subject to cure within 12 months and we are using commercially reasonable efforts to cure the termination of activities, (ii) we challenge the

5.

Pierre Fabre patents and (iii) we effect a change in control in which a third party acquiror controls a serotonin norepinephrine reuptake inhibitor, or SNRI, product and certain provisions of the agreement would be breached as a result of such SNRI product, and the breach is not cured within a specified time period.
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
     Under our agreement with Forest Laboratories, we received an upfront payment of $25.0 million, of which $1.25 million was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to us under the agreement could be approximately $205.0 million related to the development of milnacipran for the treatment of FMS, a large portion of which will depend upon achieving certain sales of milnacipran, and an additional $45.0 million in the event that we and Forest Laboratories develop other indications for milnacipran, as well as potential royalty payments based on sales of licensed product under this agreement. In addition, Forest Laboratories assumed the royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran. The agreement with Forest Laboratories extends until the later of

6.

(i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement or (iii) the last commercial sale of a generic product, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if the breach has not been cured within the required time period following the written notice. Forest Laboratories may also terminate our agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of an NDA or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.
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
Mirtazapine Agreement with Organon
     In June 2005, we announced the initiation of our second development program, wherein we evaluated potential pharmaceutical treatments for Obstructive Sleep Apnea, or OSA in collaboration with Organon. In June 2006, we announced that the results of the completed Phase IIa trials conducted by us and Organon did not support continuing a development program evaluating combinations of mirtazapine with another approved drug as potential pharmaceutical treatments for OSA. We are continuing to explore with Organon new potential opportunities to continue the collaboration.
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

7.

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

8.

     Clinical trials are being conducted by other pharmaceutical companies for the treatment of FMS. In particular, in January 2007, Pfizer Inc. publicly disclosed that it filed a Supplemental New Drug Application for pregabalin, as a treatment for FMS. In 2006, Wyeth disclosed that it commenced a Phase II/III trial evaluating DVS-233 as a treatment for FMS. In addition, Eli Lilly and Company has publicly disclosed that it has conducted two Phase II clinical trials and that it is conducting Phase III clinical trials evaluating the efficacy and safety of its compound, duloxetine, as a treatment for FMS. The market potential for Functional Somatic Syndromes, including FMS, is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain or antidepressant therapies could decide to evaluate their current product candidates for the treatment of Functional Somatic Syndromes, including FMS, at any time. Due to the high incidence of Functional Somatic Syndromes, including FMS, we anticipate that most, if not all, of the major pharmaceutical companies will have significant research and product development programs in these areas. We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs we seek to develop.
     Competitors for our potential product include fully-integrated pharmaceutical and biotechnology companies both in the United States and in foreign markets which have expertise in research and development, manufacturing processes, testing, obtaining regulatory clearances and marketing, and may have financial and other resources significantly greater than we do. Smaller companies may also prove to be significant competitors. Academic institutions, United States and foreign government agencies and other public and private research organizations conduct research relating to Functional Somatic Syndromes, including FMS, and may develop products for the treatment of these diseases that compete directly with any products we develop. Our competitors may compete with us for collaborations. These companies and institutions also compete with us in recruiting and retaining highly qualified scientific personnel.
     Our competition will be partially determined by the potential indications that are ultimately cleared for marketing by regulatory authorities, the timing of any clearances and market introductions and whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which we can develop milnacipran, complete the clinical trials, receive regulatory clearance and supply commercial quantities of the products to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability and patent protection.
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

9.

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

10.

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

11.

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
Employees
     As of February 28, 2007, we employed 15 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.
Available Information
     Our website address is www.cypressbio.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all

12.

amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.
Item 1A. Risk Factors
Milnacipran is our only product and if the results from the second Phase III clinical trial do not meet statistical significance, our development program may be terminated and we would have no products in our pipeline.
     Our only product candidate is milnacipran. If the results from our second Phase III clinical trial, which we expect in the second quarter of 2007, do not meet statistical significance, Forest or we may decide to discontinue development of milnacipran. If this were to occur, we would not have any drugs under development, it would have a material negative impact on our stock price, and we would be likely to pursue strategic transactions that could involve a change in control of our company or our ceasing operations entirely.
There are limited data regarding milnacipran as a treatment of FMS and it may not work for FMS, especially in light of the results from our first Phase III clinical trial, or there may be safety issues with its use in this patient population.
     There are limited data supporting the use of milnacipran for the treatment of FMS and no data supporting the use of milnacipran for indications other than depression. In September 2005, we reported top line results from our first Phase III clinical trial for patients with FMS and our trial did not achieve statistical significance on our primary endpoint. These reported topline results from our first Phase III clinical trial have had a material negative impact on our stock price. Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has only been tested as a treatment for FMS in our Phase II trial and one Phase III trial, which did not achieve statistical significance for its primary endpoint. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. Under our current agreement with the FDA, our first completed Phase III clinical trial may not qualify as one of the registration quality studies necessary to support an application to the FDA. Although we have disclosed that an alternative analysis to the one we agreed to with the FDA, the BOCF analysis, yielded statistically significant results, the FDA may not accept this as a registration study because the BOCF analysis was not the prospectively defined analysis method for handling data for those patients who withdrew from the study prior to the assessment time point. In light of the fact that our first Phase III clinical trial did not achieve statistical significance using the analysis we agreed to with the FDA, it is possible that our second and third trials will also not achieve statistical significance. We experienced higher patient drop out rates in our first and second Phase III trials than in our Phase II trial for milnacipran. In general, in clinical trials the goal is to retain as many patients as possible so that the results are more easily interpretable. Milnacipran may not prove to be effective to treat FMS in our ongoing Phase III trials or any future trial. In addition, although we believe based on our analysis of the data, that the effect was durable, further studies may prove that any positive effects from patients taking milnacipran may not be durable. Furthermore, even if we elect to pursue the development of milnacipran for any other Functional Somatic Syndromes, such as IBS, it may not prove to be effective.
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

13.

We are dependent on our collaboration with Forest Laboratories to develop and commercialize milnacipran and to obtain regulatory approval. Events or circumstances may occur that delay or prevent the development and commercialization of milnacipran.
     Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of milnacipran, for all indications in the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical. Forest Laboratories is responsible for funding the development of milnacipran, including clinical trials and regulatory approval, other than the external costs of the second Phase III trial, which we have agreed to fund. If the FDA approves this product candidate, Forest Laboratories will also have primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of milnacipran. Further, it is possible that they may terminate development and our license agreement with them. Even if they continue to develop milnacipran, they may do so on a slower timeline than originally predicted. We have commenced a third Phase III clinical trial for which enrollment is targeted at 800 patients and with other competing fibromyalgia trials ongoing we may experience slower enrollment than we predict, which may also cause our development timeline to be extended. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to establish the safety and efficacy of milnacipran, obtain regulatory approvals and achieve market acceptance of milnacipran for the treatment of FMS, all of which has been impacted by the reported results from our first Phase III clinical trial.
     We are subject to a number of additional risks associated with our dependence on our collaboration with Forest Laboratories, including:
•	Forest Laboratories could stop either or both of the ongoing phase III trials of milnacipran for the treatment of FMS or any other clinical trials for milnacipran or abandon or underfund the development of milnacipran, repeat or conduct additional clinical trials or require a new formulation of milnacipran for clinical testing, or delay the commencement of any additional clinical trials for milnacipran for the treatment of FMS;

•	We and Forest Laboratories could disagree as to development plans, including the number and timing of clinical trials or regulatory approval strategy, or as to which additional indications for milnacipran should be pursued, if any, and therefore milnacipran may never be developed for any indications other than FMS;

•	Forest Laboratories could independently develop, develop with third parties or acquire products that could compete with milnacipran, including drugs approved for other indications used by physicians off-label for the treatment of FMS;

•	Forest Laboratories could fail to devote sufficient resources to the development, approval, commercialization, or marketing and distribution of any products developed under our collaboration agreement, including by failing to develop specialty sales forces if such sales forces are necessary for the most effective distribution of any approved product; and

•	Disputes regarding the collaboration agreement that delay or terminate the development, commercialization or receipt of regulatory approvals of milnacipran, may delay or prevent the achievement of clinical or regulatory objectives that would result in the payment of milestone payments or result in significant litigation or arbitration.

14.

     Furthermore, Forest Laboratories may terminate our collaboration agreement upon our material breach or our bankruptcy and may also terminate our agreement upon 120 days’ notice in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of an NDA or to result in labeling or indications that would significantly adversely affect the marketing of any product developed under the agreement. If any of these events occur, we may not be able to find another collaborator for development or commercialization, especially given the existing Phase III clinical trial data as reported from our first Phase III trial, and even if we elected to pursue further development and commercialization of milnacipran, we would experience substantially increased capital requirements that we might not be able to fund.
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
     Pursuant to our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the compound used as the active pharmaceutical ingredient in our milnacipran product candidate. Neither we nor Forest Laboratories have facilities for the manufacture of the product candidate. Currently, Pierre Fabre manufactures the active ingredient of milnacipran in its facility in Gaillac, France. Pierre Fabre is the only worldwide supplier of the active ingredient of milnacipran that is currently approved for sale as an antidepressant outside the United States, but is not approved for sale in the United States. If any product is commercialized under the agreement, Pierre Fabre or its sublicensee will have the exclusive right to manufacture the active ingredient used in our commercial product. If milnacipran is commercialized for use in the United States, Pierre Fabre’s facility or its sublicensee will need to be inspected by the FDA for compliance with current good manufacturing practices, or cGMP, requirements. Due to the projected commercial quantities of milnacipran that we may require and to provide a second manufacturing site, Pierre Fabre has agreed that within a certain time period after commercial launch of milnacipran, it will qualify an additional manufacturing facility. We do not have control over Pierre Fabre’s compliance with cGMP requirements or Pierre Fabre’s compliance with its obligation to qualify a second manufacturing facility. If Pierre Fabre fails or is unable to provide, in a timely and economic manner, required quantities of the active ingredient that Forest Laboratories or we request for clinical purposes, our development program could be delayed. In addition, if Pierre Fabre fails to timely and economically supply us sufficient quantities for commercial sale, if milnacipran is ever commercialized, our product sales and market acceptance of the product could be adversely affected.

15.

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
     As announced in June 2006, we mutually agreed with Organon that the completed Phase IIa trials did not support continuing a development program evaluating combinations of mirtazapine with another approved drug as potential pharmaceutical treatments for OSA. We are mutually exploring new potential opportunities to continue the collaboration. However, it is possible that we will not continue our collaboration with Organon.
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

16.

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
     We are at an early stage of development as a biotechnology company and do not have any commercial products. We now have only one product candidate, milnacipran, which we sublicensed to Forest Laboratories in January 2004. Milnacipran or any future product candidates we may acquire or develop, will require significant additional development, clinical trials, regulatory approvals and additional investment before they can be commercialized, if ever. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates are not shown to be safe and effective in clinical trials, because we have inadequate financial or other resources to pursue clinical development of the product candidate, or because the FDA does not grant regulatory approval. For example, in mid 2006, we discontinued our OSA program because our Phase IIa trials did not support continued development. We do not expect milnacipran to be marketed for a number of years, if at all. We may not achieve our internal timelines and the results from our second Phase III trial for milnacipran may not be available in the second quarter of 2007, even though enrollment in this trial is complete. If we and Forest Laboratories are unable to develop milnacipran as a commercial drug in the United States, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.

17.

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
     The amounts we are funding for external expenses for the second Phase III clinical trial evaluating milnacipran, are only reimbursed to us by Forest Laboratories under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA. The second Phase III trial might not be utilized as one of the pivotal trials in the NDA submission, and, in such event, we would not be reimbursed by Forest Laboratories for the external expenses that we fund in connection with the second Phase III clinical trial. It is also possible that Forest could alter the development

18.

plan for milnacipran or even terminate our collaboration agreement, which would prevent us from ever being reimbursed for our funding of the external expenses for the second Phase III trial for milnacipran.
If we receive regulatory approval for milnacipran or any other future product candidate, we will be subject to ongoing FDA obligations and continuing regulatory review.
     Any regulatory approvals that we or our collaborators receive for milnacipran or any future product candidates will be limited to the indications, dosages and restrictions on the product label. We currently intend to seek approval for milnacipran in the treatment of FMS. The FDA may not approve milnacipran for our preferred indication(s) at all, may approve milnacipran for a more limited indication, or may impose additional limitations on the indicated uses or require post-marketing surveillance or the performance of potentially costly post-marketing studies. Even if we receive FDA and other regulatory approvals, as we have seen with other products on the market for pain, milnacipran or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In our Phase II trial evaluating milnacipran for the treatment of FMS, the most common dose-related side effects reported by patients were nausea, particularly early in the study, as well as a slight increase in heart rate. In our first Phase III trial the most common adverse events leading to withdrawal among the milnacipran treated patients were nausea 6%, heart rate increase 2%, headache 2%, and depression 2%. Any marketed product and its manufacturer continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.
We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize milnacipran or any of our other future product candidates.
     As of February 28, 2007, we had only 15 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We and Forest Laboratories used the services of Scirex, a contract research organization, to conduct the first Phase III trial with respect to milnacipran, and have used Scirex to assist in the conduct of the second Phase III trial with respect to milnacipran. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not plan on significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran, or any of our other future product candidates.
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

19.

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
     The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS, or other central nervous system disorders. With respect to our FMS program, in January 2007, Pfizer Inc. publicly disclosed that it filed a Supplemental New Drug Application for pregabalin, as a treatment for FMS. Pregabalin is an approved drug and therefore, may be receiving some off-label use for the treatment of FMS. In addition, Wyeth is conducting Phase III clinical trials for DVS-233 in FMS and Eli Lilly and Company is conducting a Phase III program for duloxetine as a treatment for FMS. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it is anticipated that duloxetine, which is currently approved for the treatment of depression and neuropathic pain, is receiving some off-label use for the treatment of FMS. Tricyclic antidepressants, or TCAs, which are inexpensive generic formulations, are currently viewed as the drugs of choice in treating FMS.
     Especially in light of the fact that Pfizer has filed a supplemental new drug application for pregabalin, it is possible that Pfizer and potentially some of our other competitors, including but not limited to Wyeth and Eli Lilly and Company, will develop and market products for FMS prior to us. This is compounded by the fact that our first Phase III clinical trial for milnacipran in FMS that did not achieve statistical significance at the p<0.05 level. It is also possible that our competitors will market products that are less expensive and more effective than milnacipran or any of our future products or that will render any of our products obsolete. We also expect that, in the treatment of Functional Somatic Syndromes and other central nervous system disorders, competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial resources, technical expertise, research capabilities and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

20.

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
     We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of February 28, 2007, we had only 15 full time employees and therefore, we rely heavily on our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran or any further products. We do not anticipate

21.

significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.
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
     We have incurred substantial losses during our history. For the years ended December 31, 2006, 2005 and 2004, we incurred net losses of $8.2 million, $8.6 million and $11.2 million, respectively. As of December 31, 2006, we had an accumulated deficit of $154.4 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next several years or become profitable in the foreseeable future and may never achieve profitability.
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

22.

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
     The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2004 through December 31, 2006, the high and low closing sales prices for our common stock ranged from $4.42 to $16.05. The results of our first Phase III clinical trial for milnacipran had a very material negative impact on our stock price and if our second Phase III trial results do not achieve statistical significance, we would expect the news to have a material negative impact on our stock price in the second quarter of 2007. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We expect our stock price to be volatile in the future due to our expected Phase III trial results in the second quarter of 2007. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:
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

23.

The concentration of ownership among our existing officers, directors and principal stockholders may result in the entrenchment of management, prevent other stockholders from influencing significant corporate decisions and depress our stock price.
     As of January 31, 2007, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 32% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.
We expect to continue incurring significant costs as a result of enacted and proposed changes in laws and regulations relating to corporate governance matters.
     Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and by the Nasdaq Stock Market, have and we expect will continue to result in significant costs to us. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant financial resources and management time related to compliance activities. Additionally, these laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
Accounting pronouncements may affect our future financial position and results of operations.
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (or “SFAS 123R”). As a result, we have included employee stock-based compensation costs in our results of operations for the year ended December 31, 2006, as discussed in Note 3, “Share-Based Compensation,” in the Notes to Financial Statements included in this Form 10-K. Our adoption of SFAS 123R will result in compensation expense that will increase our net loss per share for 2006 and future periods. Our estimate of future employee stock-based compensation expense is affected by the number of stock-based awards our board of directors may grant, as well as a number of complex and subjective valuation assumptions. These valuation assumptions include, but are not limited to, the expected volatility of our stock price and the expected term of employee stock options.

24.

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

25.

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

26.

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

27.

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
Item1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We currently occupy approximately 5,700 square feet of leased office space in San Diego, California. The San Diego facility houses our executive and administrative offices. The lease for this facility expires in July 2012 and contains monthly rental payments ranging from $15,600 to $17,870 over the lease term.
Item 3. Legal Proceedings
     From time to time, in the normal course of business, we are involved in litigation arising out of our operations. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

28.

Executive Officers
     Our executive officers are as follows:

NAME	AGE	POSITION

Jay D. Kranzler, M.D., Ph.D.	49	Chief Executive Officer and Chairman of the Board of Directors

Sabrina Martucci Johnson	40	Chief Financial Officer, Executive Vice President and Chief Business Officer

R. Michael Gendreau, M.D., Ph.D.	51	Vice President of Clinical Development and Chief Medical Officer
     JAY D. KRANZLER, M.D., Ph.D., was appointed as our Chief Executive Officer and Vice-Chairman in December 1995. In April 1998, Dr. Kranzler was appointed as Chairman of the Board. From January 1989 until August 1995, Dr. Kranzler served as President, Chief Executive Officer and a director of Cytel Corporation, a publicly held biotechnology company. Dr. Kranzler is currently a lecturer at The Rady School of Business of the University of California-San Diego, where he serves as Executive in Residence. Before joining Cytel, from 1985 to January 1989, Dr. Kranzler was employed by McKinsey & Company, a management-consulting firm, as a consultant specializing in the pharmaceutical industry. Dr. Kranzler has an M.D. with a concentration in psychiatry and a Ph.D. in pharmacology from Yale University. He graduated summa cum laude from Yeshiva University.
     SABRINA MARTUCCI JOHNSON was appointed as our interim Chief Financial Officer in February 2002 and in April 2002, she was appointed as our Vice President and Chief Financial Officer. In April 2005, she was promoted to Senior Vice President. In February 2006, she was promoted to Executive Vice President and Chief Business Officer. Ms. Johnson served as our Vice President of Marketing from March 2001 to April 2002. Ms. Johnson joined us in August of 1998 and held various positions from 1998 through 2000, including Product Director, Executive Director of Marketing and Sales, and Vice President of Marketing and Sales. From 1993 to 1998, Ms. Johnson held marketing and sales positions with Advanced Tissue Sciences and Clonetics. Ms. Johnson began her career in the biotechnology industry in 1990 as a research scientist with Baxter Healthcare, Hyland Division. Ms. Johnson has an MBA from the American Graduate School of International Management (Thunderbird), a MSc. in Biochemical Engineering from the University of London and a BSc. in biomedical engineering from Tulane University.
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

29.

PART II
Item 5. Market for our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the Nasdaq Stock Market under the symbol “CYPB”. Set forth below are the high and low closing sales prices for our common stock for the periods indicated as reported on the Nasdaq Stock Market.

	Price Range of Common Stock
	High	Low

Year Ended December 31, 2006:
First Quarter	$6.32	$5.47
Second Quarter	7.85	5.84
Third Quarter	7.33	5.46
Fourth Quarter	8.67	7.11

Year Ended December 31, 2005:
First Quarter	$14.05	$9.09
Second Quarter	13.65	8.50
Third Quarter	14.68	5.41
Fourth Quarter	6.15	4.42
     As of March 1, 2007, there were approximately 525 holders of record of our common stock. On March 1, 2007, the last reported sale price of our common stock on the Nasdaq Stock Market was $7.72 per share. We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business.
Equity Compensation Plan Information
     The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2006:

Number of Shares
Remaining
	Number of Shares		Available for
	to be Issued Upon	Weighted Average	Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation
	Options	Options	Plans (b)
Equity compensation plans approved by stockholders (a)	3,787,323	$7.19	3,000,416
Equity compensation plans not approved by stockholders	—	—	—

(a)	Includes our 1996 Equity Incentive Plan and our 2000 Equity Incentive Plan.

(b)	In February 2001, our shareholders approved a provision to amend the 2000 Equity Incentive Plan, whereby the total number of shares reserved for issuance under the 2000 Equity Incentive Plan and the 1996 Equity Incentive Plan, in the aggregate, are increased quarterly such that the number equals 21.1% of the number of shares of our common stock issued and outstanding as of the end of that day.

30.

Comparison of Five — Year Cumulative Total Returns
Performance Graph for
CYPRESS BIOSCIENCE INC
Produced on 02/12/2007 including data to 12/29/2006

13869	Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.	©Copyright 2007

31.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:

Revenues:
Revenues under collaborative agreement	$4,322,468	$8,384,636	$14,414,619	$—	$—
Revenue from Fresenius agreement	—	—	—	—	6,400,000

	4,322,468	8,384,636	14,414,619	—	6,400,000

Costs and expenses:
Research and development	9,184,404	15,839,737	15,650,328	11,644,494	5,178,853
General and administrative	8,379,031	5,448,160	11,762,813	4,336,014	3,123,465
Compensation expense (benefit) - variable stock options	—	(1,749,135)	(699,033)	5,879,277	(688,376)

	17,563,435	19,538,762	26,714,108	21,859,785	7,613,942

Other income (expense):
Interest income	4,993,635	2,525,327	1,092,404	121,679	199,678
Interest expense	—	(2,382)	(5,826)	(9,097)	(33,529)
Gain (loss) on disposal of assets	—	4,186	(2,095)	4,931	(1,090)

	4,993,635	2,527,131	1,084,483	117,513	165,059

Net loss	$(8,247,332)	$(8,626,995)	$(11,215,006)	$(21,742,272)	$(1,048,883)

Net loss per share — basic and diluted	$(0.26)	$(0.28)	$(0.40)	$(1.21)	$(0.09)

Shares used in computing net loss per share — basic and diluted	32,094,785	31,105,271	27,764,975	17,924,353	11,572,101

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$102,778,328	$109,613,278	$112,023,998	$23,524,646	$12,209,383
Total assets	103,824,941	110,791,798	118,389,524	23,806,681	12,477,519
Total stockholders’ equity	87,097,297	89,975,440	94,173,809	22,129,122	11,785,137

Working capital	99,508,212	105,536,094	112,837,533	22,049,874	11,680,864
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

32.

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
     Our goal is to be one of the leading companies to commercialize a product approved in the United States for the treatment of Fibromyalgia Syndrome, or FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of CNS drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. In July 2005, we completed the first Phase III trial for milnacipran, which was commenced in October 2003. We announced the top-line results from this first Phase III trial in September 2005. Although the results did not achieve statistical significance at the p<0.05 level, we believe the preliminary results support continuation of the development program and the planned development program for milnacipran is continuing. This development program includes a second Phase III study, which was commenced in October 2004, and an additional third Phase III study, that was initiated in the first quarter of 2006. The second Phase III trial is a randomized, double-blind, placebo-controlled pivotal Phase III study with enrollment of approximately 1,200 FMS patients. Recruitment into this trial is complete and we expect to announce initial results from the second Phase III trial in the second quarter of 2007. As agreed upon with the FDA, for both the second Phase III study and the third Phase III study, our data will be analyzed based on three month patient data. We are continuing to work with the FDA on the Statistical Analysis Plan for the second and third Phase III trials, which may result in modifications to the overall FMS program. Additional information on our second and third Phase III studies can be found on the website located at www.clinicaltrials.gov. Additionally, in April 2006, Pierre Fabre, in collaboration with Cypress and Forest, commenced in Europe a Phase III trial for milnacipran for the treatment of FMS.
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

33.

clinical trial. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote up to 25% of the total physician details using our own sales force and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls.
     In June 2005, we announced the initiation of our second development program, wherein we evaluated potential pharmaceutical treatments for Obstructive Sleep Apnea, or OSA in collaboration with Organon. In June 2006, we announced that the results of the completed Phase IIa trials conducted by us and Organon did not support continuing a development program evaluating combinations of mirtazapine with another approved drug as potential pharmaceutical treatments for OSA. We are continuing to explore with Organon new potential opportunities to continue the collaboration.
     We are continuing to evaluate other various potential strategic transactions, including the potential acquisitions of products, technologies and companies, and other alternatives.
     As of December 31, 2006, we had working capital of approximately $99.5 million and an accumulated deficit of approximately $154.4 million. Our future success depends on our ability to develop and market new products for the treatment of Functional Somatic Syndromes, such as FMS, and other central nervous system disorders.
Results of Operations
Comparison of Years Ended December 31, 2006 and 2005
Revenues
     We recognized revenues under our collaborative agreement of $4.3 million for the year ended December 31, 2006 compared to $8.4 million for the year ended December 31, 2005. The decrease in revenues under our collaborative agreement is primarily due to a decrease in sponsored development reimbursements during 2006 for costs incurred in connection with the first Phase III trial, which was completed during the second half of 2005, and the extension trial to our first Phase III trial, which achieved full enrollment during the second quarter of 2005. This decrease in revenues under our collaborative agreement was partially offset by funding received from Forest Laboratories during 2006 for certain of our employees assisting with the conduct of the third Phase III clinical trial, which was initiated during the first quarter of 2006. The revenues recorded during 2006 and 2005 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during 2006 for certain of our employees devoted to the development of milnacipran.
     We currently are not generating any revenues from product sales and we do not expect to generate revenues from product sales for at least the next several years, if at all. Unless and until we generate revenues from product sales, we expect our revenues to consist of the continued recognition on a straight-line basis of the upfront payment of $25.0 million, sponsored development reimbursements and funding for certain of our employees devoted to the development of milnacipran. We may also recognize future milestone payments under our agreement with Forest Laboratories, which are contingent upon the achievement of agreed upon objectives and which are not guaranteed payments. In connection with our arrangement with Forest Laboratories regarding cost sharing arrangements for the second Phase III trial only, the amount of funding that we received from Forest Laboratories for certain of our employees was eliminated as of the fourth quarter in 2004 and resumed with the initiation of the third Phase III trial in the

34.

first quarter of 2006. Additionally, the amount of sponsored development reimbursements from Forest Laboratories changes periodically based on the level of development activity. Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.
Research and Development
     Research and development expenses for the year ended December 31, 2006 were $9.2 million compared to $15.8 million for the year December 31, 2005. The decrease in research and development expenses is primarily attributable to a decrease in costs incurred during 2006 due to the completion of our first Phase III trial during the second half of 2005 and full enrollment of the extension trial to our first Phase III trial during the second quarter of 2005 and a decrease in costs incurred during 2006 in connection with our OSA program, which was discontinued during the second quarter of 2006. Also contributing to the decrease were license fees of $3.1 million (including a warrant valued at $0.6 million to purchase 62,656 shares of our common stock at an exercise price of $15.96 issued to Organon in connection with the licensing agreement) incurred during 2005 related to our prior OSA program. The decrease in research and development expenses during 2006 was partially offset by an increase in costs incurred during 2006 in connection with the second Phase III trial, which was increased in size in January 2006, the initiation of our third Phase III trial during the first quarter of 2006 and the recognition of stock-based compensation expense for employee stock options in connection with the adoption of FAS 123R on January 1, 2006. During the year ended December 31, 2006, we incurred total costs of $4.9 million in connection with our Phase III programs compared to a total of $8.3 million during the year ended December 31, 2005. The costs for the first Phase III clinical trial, the extension trial and the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted above.
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
General and Administrative
     General and administrative expenses for the year ended December 31, 2006 were $8.4 million compared to $5.4 million for the year ended December 31, 2005. The increase in general and administrative expenses is primarily due to the recognition of stock-based compensation expense of $3.7 million for employee stock options in connection with the adoption of FAS 123R on January 1, 2006. This increase in general and administrative expenses was partially offset by a success-based fee paid to advisors during the second quarter of 2005 in connection with the closing of our licensing agreement with Organon.
     In addition, as discussed below in “Compensation Benefit—Variable Stock Options,” we recognized a compensation benefit for variable stock options of $1.7 million related to general and administrative expenses for the year ended December 31, 2005.

35.

Compensation Benefit — Variable Stock Options
     In June 2001, we implemented an option cancel and re-grant program, which (prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) on January 1, 2006) resulted in variable accounting for the newly issued options under Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transaction Involving Stock Compensation — An Interpretation of APB 25. Accordingly, during the year ended December 31, 2005, as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period, we recognized a compensation benefit of $1.7 million related to general and administrative expenses. Upon the adoption of FAS 123R in fiscal 2006, as variable accounting for stock options ceased and all options outstanding pursuant to the option cancel and re-grant program were fully vested prior to January 1, 2006, no additional compensation expense for such options was recognized during the year ended December 31, 2006.
Interest Income
     Interest and other income, net, for the year ended December 31, 2006 was $5.0 million compared to $2.5 million for the year ended December 31, 2005. The increase in interest and other income for the year ended December 31, 2006 compared to the corresponding period in 2005 is primarily due to a general increase in interest rates and related yields experienced during 2006 compared to 2005.
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
Research and Development
     Research and development expenses for the year ended December 31, 2005 were $15.8 million compared to $15.7 million for the year ended December 31, 2004. The increase in research and development expenses is primarily attributable to costs incurred during 2005 in connection with the extension trial to our first Phase III trial, which commenced during the third quarter of 2004 and had a full year of activity during 2005, and our second Phase III trial for milnacipran, which commenced during the fourth quarter of 2004 and had a full year of activity during 2005, payment of license fees of $2.5 million and a non-cash charge of $0.6 million incurred due to the issuance of a warrant to Organon in connection with the licensing agreement related to our OSA program and costs incurred in connection with various

36.

proof of concept studies for our sleep apnea program. This increase in research and development expenses during 2005 was partially offset by several non-recurring expenses incurred in 2004, including a $1.25 million sublicense fee paid to Pierre Fabre recorded during the first quarter of 2004 in connection with our collaboration agreement with Forest Laboratories and a payment for the exercise of our option in January 2004 to acquire an exclusive license to technology developed under our reformulation and new product agreement with Collegium, and a decrease during 2005 in costs incurred in connection with the first Phase III trial, which was completed during the second half of 2005. During 2005, we incurred total costs of $8.3 million in connection with our Phase III programs compared to a total of $12.9 million (including the $1.25 million sublicense fee to Pierre Fabre) during 2004. The costs for the first Phase III clinical trial and extension trial are being reimbursed by Forest Laboratories as noted below.
     In addition, as discussed below in “Compensation Benefit—Variable Stock Options,” we recognized a compensation benefit for variable stock options of $0 and $180,000 related to research and development expenses for the years ended December 31, 2005 and 2004, respectively.
General and Administrative
     General and administrative expenses for the year ended December 31, 2005 were $5.4 million compared to $11.8 million for the year ended December 31, 2004. The decrease in general and administrative expenses is primarily due to non-recurring costs incurred during 2004, consisting of a success-based fee paid to our investment bankers in connection with the closing of our collaboration agreement with Forest Laboratories in January 2004, a one-time fee associated with our being listed during the first quarter of 2004 on the Nasdaq Stock Market and non-cash compensation charges recorded during the first quarter of 2004, consisting of $2.4 million related to stock options previously granted to consultants and two former board members for services that vested upon the completion of the collaboration agreement with Forest Laboratories and $2.8 million in connection with the accounting treatment for stock options related to the resignation of certain board members to roles as consultants during the first quarter of 2004. Additionally, we incurred lower consulting fees and travel expenses during 2005 in connection with business development activities. This decrease in general and administrative expenses during 2005 was partially offset by a success-based fee paid to advisors during the second quarter of 2005 in connection with the closing of our licensing agreement with Organon.
     In addition, as discussed below in “Compensation Benefit—Variable Stock Options,” we recognized a compensation benefit for variable stock options of $1.7 million and $519,000 related to general and administrative expenses for the years ended December 31, 2005 and 2004, respectively.
Compensation Benefit — Variable Stock Options
     In connection with the option cancel and re-grant program implemented in 2001, which resulted in variable accounting for the newly issued options under FIN 44, we recognized a compensation benefit of $1.7 million, consisting of $0 related to research and development expenses and $1.7 million related to general and administrative expenses, during the year ended December 31, 2005 as the intrinsic value of the common stock underlying the options declined due to a decrease in our stock price during the period. Similarly, due to a decrease in our stock price during the year ended December 31, 2004, we recognized a compensation benefit of $699,000, consisting of $180,000 related to research and development expenses and $519,000 related to general and administrative expenses.
Interest Income
     Interest income for the year ended December 31, 2005 was $2.5 million compared to $1.1 million for the year ended December 31, 2004. The increase in interest income for the year ended December 31,

37.

2005 compared to the corresponding period in 2004 is due to higher cash and investment balances during 2005 and a general increase in interest rates and related yields experienced during 2005.
Liquidity and Capital Resources
     At December 31, 2006, we had cash, cash equivalents and short-term investments of $102.8 million compared to cash, cash equivalents and short-term investments of $109.6 million at December 31, 2005. Working capital at December 31, 2006 totaled $99.5 million compared to $105.5 million at December 31, 2005. We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies, commercial paper and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.
     Net cash used in operating activities as disclosed in our Statement of Cash Flows was $7.2 million for the year ended December 31, 2006 compared to $6.9 million for the year ended December 31, 2005. The primary use of cash during the years ended December 31, 2006 and 2005 were actual expenditures to fund our operating activities during the periods, offset by net collections of amounts due from Forest Laboratories.
     Net cash provided by investing activities as disclosed in our Statement of Cash Flows was $13.1 million for the year ended December 31, 2006 compared to $18,000 for the year ended December 31, 2005. The fluctuation in net cash from investing activities during the year ended December 31, 2006 compared to the corresponding prior year period was primarily a result of a significant net increase in the proceeds from the sale of short-term securities during 2006 compared to 2005.
     Net cash provided by financing activities as disclosed in our Statement of Cash Flows was $0.5 million for the year ended December 31, 2006 compared to $3.8 million for the year ended December 31, 2005. The decrease in net cash provided by financing activities during 2006 compared to 2005 was primarily the result of proceeds of approximately $0.5 million from the exercise of stock options during 2006 compared to proceeds of approximately $3.8 million from the exercise of stock options and warrants during 2005.
     The following table summarizes our long-term contractual obligations at December 31, 2006:

		Less than
		1 year	1 - 3 years	After 4 years
	Total	(2007)	(2008 - 2010)	(2011 +)
Operating leases	$1,114,391	$188,274	$590,559	$335,558
Purchase obligations (1)	748,001	748,001	—	—

Total	$1,862,392	$936,275	$590,559	$335,558

(1)	Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of December 31, 2006.
     Other commercial commitments include certain potential milestone, sublicense and royalty payments to Pierre Fabre as discussed in the “Overview” section and milestone payments of up to $5.4

38.

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
     Our current expected primary cash needs on both a short term and long-term basis are for the development of milnacipran and general research, working capital and other general corporate purposes and the identification, acquisition or license, and development of potential future products. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium, the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than our FMS product) that we may in-license or acquire, we estimate that, based on our current business plan, we will require approximately $9 million to fund our operations for the year 2007. One of our ongoing goals is to identify and in-license new products. In the event we acquire, license or develop any new products, the amount to fund our operations for 2007 would increase, possibly materially. Our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products for the treatment of Functional Somatic Syndromes and other central nervous system disorders. Such losses may fluctuate, and the fluctuations may be substantial.
     Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at December 31, 2006 are sufficient to fund operations through at least 2008. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products and companies, and other alternatives. In order to acquire or develop additional products, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
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

39.

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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development expenses and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are the critical accounting policies that affect the significant judgments and estimates used in the preparation of our financial statements (see also the notes to our financial statements).
Revenue Recognition
     In accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period such arrangements require on-going services or performance. Accordingly, the upfront payment of $25.0 million from Forest Laboratories is being recognized over a period of 8 years, which represents the estimated period of significant on-going services and performance, including the development period, under our agreement with Forest Laboratories. Amounts received for sponsored development activities, including funding received for certain of our employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. Amounts received for milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement. Any amounts received prior to satisfying revenue recognition criteria will be recorded as deferred revenue.
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

40.

clinical trial costs and are adjusted for in the period in which they become known. Historically, adjustments have not resulted in material changes to research and development expenses; however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.
Share-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of revised SFAS No. 123, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $4.6 million.
     We estimate the fair value of options granted using the Black-Scholes option valuation model. This estimate is affected by our stock price as well as assumptions regarding a number of complex inputs that require us to make significant estimates and judgments. These inputs include the expected term of employee stock options, the expected volatility of our stock price, the risk-free interest rate and expected dividends.
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
     SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We have very few employees and our historical turnover has been minimal. Therefore, we have not estimated forfeitures and instead adjust our stock-based compensation expense as forfeitures occur. We believe that the impact on share-based compensation between estimating forfeitures and recording the impact as the forfeitures occur would not be material.
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

41.

New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us in 2007. We do not expect the adoption of FIN 48 to have a material impact on our results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our results of operations and financial condition.
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

42.

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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Our management’s assessment of and on the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

43.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cypress Bioscience, Inc.
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that Cypress Bioscience, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cypress Bioscience, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Cypress Bioscience, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cypress Bioscience, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Cypress Bioscience, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Cypress Bioscience, Inc. and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 9, 2007

44.

Item 9B. Other Information
     None.

45.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information required by this item will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders (except that information pertaining to executive officers of the Registrant is contained in Part I of this report). Such information is incorporated herein by reference.
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
Item 11. Executive Compensation
     Information required by this item will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required by this item will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
     Information required by this item will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     Information required by this item will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

46.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements
Our financial statements are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index on page F-1.
Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
(b) Exhibits

Exhibit
No.	Description	Incorporated by Reference to

3.1	Second Amended and Restated Certificate of Incorporation	Appendix C to Definitive Proxy Statement filed with the Securities and Exchange Commission on August 11, 2003

3.2	Second Amended and Restated By-Laws	Appendix D to Definitive Proxy Statement filed with the Securities and Exchange Commission on August 11, 2003

4.1	Form of Stock Certificate	Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

10.1	1996 Equity Incentive Plan (the “1996 Plan”)(†)	Exhibit 99.2 to Form 10-Q for the quarter ended March 31, 1996 (File No. 0-12943)

10.2	Form of Incentive Stock Option Agreement under the 1996 Plan(†)	Exhibit 99.3 to Form 10-Q for the quarter ended March 31, 1996 (File No. 0-12943)

10.3	Form of Non-Statutory Stock Option Agreement under 1996 Equity Incentive Plan(†)	Exhibit 99.4 to Form 10-Q for the quarter ended March 31, 1996 (File No. 0-12943)

10.4	Incentive Stock Option and Appreciation Plan, as amended June 29, 1992(†)	Exhibit 99.4 to Form S-8 Registration Statement No. 333-06771

10.5	Form of Stock Option Agreement for issuances of all non-plan options(†)	Exhibit 99.8 to Form S-8 Registration Statement No. 333-06771

10.6	Amended and Restated License and Distribution Agreement dated January 19, 2001 among the Registrant, Fresenius HemoCare, Inc. and Fresenius HemoCare GmbH(*)	Exhibit 2.2 to Form 8-K filed on January 23, 2001

10.7	2000 Equity Incentive Plan(†)	Exhibit 10.25 to Form 10-K for the year ended December 31, 2000

10.8	Form of Stock Option Agreement for use with the 2000 Equity Incentive Plan(†)	Exhibit 10.26 to Form 10-K for the year ended December 31, 2000

10.9	Letter Amendment dated February 1, 2002 to the Amended and Restated License Agreement dated January 19, 2001 among the Registrant, Fresenius HemoCare, Inc. and Fresenius HemoCare GmbH	Exhibit 10.24 to Form 10-K for the year ended December 31, 2001

10.10	Reformulation and New Product Agreement dated August 22, 2002 between the Registrant and Collegium Pharmaceuticals, Inc.(*)	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002

10.11	Common Stock Issuance Agreement dated October 31, 2002 between the Registrant and Collegium Pharmaceuticals, Inc.(*)	Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002

10.12	Equity Investment Agreement dated June 6, 2003 between the Registrant and Pierre Fabre Medicament	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

47.

Exhibit
No.	Description	Incorporated by Reference to
10.13	Warrant to purchase Common Stock of the Registrant issued to Pierre Fabre Medicament on June 6, 2003	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003

10.14	Amended and Restated Employment Agreement dated August 11, 2003 between the Registrant and Jay D. Kranzler, M.D., Ph.D(†)	Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003

10.15	Third Restated License Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.23 to the Form 10-K for the year ended December 31, 2003.

10.16	First Restated Trademark Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.24 to the Form 10-K for the year ended December 31, 2003.

10.17	Purchase and Supply Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.25 to the Form 10-K for the year ended December 31, 2003.

10.18	License and Collaboration Agreement dated January 9, 2004 between the Registrant and Forest Laboratories(*)	Exhibit 10.26 to the Form 10-K for the year ended December 31, 2003.

10.19	Side Letter dated January 9, 2004 among the Registrant, Forest Laboratories and Pierre Fabre Medicament(*)	Exhibit 10.27 to the Form 10-K for the year ended December 31, 2003.

10.20	Letter Agreement dated January 9, 2004 among the Registrant, Forest Laboratories and Pierre Fabre Medicament(*)	Exhibit 10.28 to the Form 10-K for the year ended December 31, 2003.

10.21	2005 Bonus Plan(†)	Exhibit 10.24 to the Form 10-K for the year ended December 31, 2004

10.22	Amendment to Forest Agreement(*)	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2005

10.23	License and Collaboration Agreement dated June 29, 2005 between Organon (Ireland) Ltd. and Cypress(*)	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005

10.24	2006 Bonus Plan(†)	Exhibit 10.27 to the Form 10-K for the year ended December 31, 2005

10.25	First Amendment to Office Lease	Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 2006

10.26	First Amendment dated January 26, 2007 to the Amended and Restated Employment Agreement dated August 11, 2003 between the Registrant and Jay D. Kranzler, M.D., Ph.D	Exhibit 10.1 to the Form 8-K filed on January 30, 2007.

21.1	Subsidiaries of the registrant	The registrant has no subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney	Reference is made to page 49

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

*	Confidential Treatment has been granted to certain portions of this agreement.

†	Indicates management contract or compensatory plan or arrangement.

48.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cypress Bioscience, Inc.
Date: March 14, 2007	By:	/s/ Jay D. Kranzler
Chief Executive Officer and
Chairman of the Board

Date: March 14, 2007	By:	/s/ Sabrina Martucci Johnson
Chief Financial Officer and
Executive Vice President

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

Signature	Title	Date

/s/ Jay D. Kranzler Jay D. Kranzler, M.D., Ph.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2007

/s/ Sabrina Martucci Johnson Sabrina Martucci Johnson	Chief Financial Officer, Executive Vice President and Chief Business Officer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ Samuel D. Anderson Samuel D. Anderson	Director	March 14, 2007

/s/ Jon W. McGarity Jon W. McGarity	Director	March 14, 2007

/s/ Jean-Pierre Millon Jean-Pierre Millon	Director	March 14, 2007

49.

Signature	Title	Date

/s/ Perry B. Molinoff Perry B. Molinoff	Director	March 14, 2007

/s/ Daniel H. Petree Daniel H. Petree	Director	March 14, 2007

/s/ Jack H. Vaughn Jack H. Vaughn	Director	March 14, 2007

50.

CYPRESS BIOSCIENCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cypress Bioscience, Inc.
We have audited the accompanying balance sheets of Cypress Bioscience, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Bioscience, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, effective January 1, 2006 Cypress Bioscience, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cypress Bioscience, Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 9, 2007

CYPRESS BIOSCIENCE, INC.
BALANCE SHEETS

	As of December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,561,950	$5,213,587
Short-term investments	91,216,378	104,399,691
Receivable from Forest Laboratories	350,372	534,933
Prepaid expenses and other current assets	598,999	561,330

Total current assets	103,727,699	110,709,541

Property and equipment, net	65,780	50,795
Other assets	31,462	31,462

Total assets	$103,824,941	$110,791,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$373,556	$347,946
Accrued compensation	91,556	58,594
Accrued liabilities	99,375	726,907
Payable to Forest Laboratories	530,000	915,000
Current portion of deferred revenue	3,125,000	3,125,000

Total current liabilities	4,219,487	5,173,447

Deferred rent	8,157	17,911
Deferred revenue, net of current portion	12,500,000	15,625,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 32,169,380 and 31,920,632 shares issued and outstanding at December 31, 2006 and 2005, respectively	32,169	31,921
Additional paid-in capital	240,594,665	235,202,784
Accumulated other comprehensive income	837,172	860,112
Accumulated deficit	(154,366,709)	(146,119,377)

Total stockholders’ equity	87,097,297	89,975,440

	$103,824,941	$110,791,798

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
Revenues under collaborative agreement	$4,322,468	$8,384,636	$14,414,619

Costs and expenses:
Research and development	9,184,404	15,839,737	15,650,328
General and administrative	8,379,031	5,448,160	11,762,813
Compensation benefit — variable stock options	—	(1,749,135)	(699,033)

Total costs and expenses	17,563,435	19,538,762	26,714,108

Loss from operations	(13,240,967)	(11,154,126)	(12,299,489)
Other income (expense):
Interest income	4,993,635	2,525,327	1,092,404
Interest expense	—	(2,382)	(5,826)
Gain (loss) on disposal of assets	—	4,186	(2,095)

Total other income	4,993,635	2,527,131	1,084,483

Net loss	$(8,247,332)	$(8,626,995)	$(11,215,006)

Net loss per share- basic and diluted	$(0.26)	$(0.28)	$(0.40)

Shares used in computing net loss per share — basic and diluted	32,094,785	31,105,271	27,764,975

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

					Accumulated
					Other
	Common Stock		Additional	Shareholder	Comprehensive	Accumulated
	Shares	Par Value	Paid-in Capital	Receivable	Income	Deficit	Total

Balance at December 31, 2003	22,184,952	$22,185	$148,509,080	$(189,973)	$65,206	$(126,277,376)	$22,129,122
Issuance of stock in secondary offering, net of placement fees	6,900,000	6,900	74,211,997	—	—	—	74,218,897
Issuance of stock upon options exercised	885,135	885	1,780,285	—	—	—	1,781,170
Issuance of stock upon warrants exercised	384,939	385	1,192,872	—	—	—	1,193,257
Compensation related to stock options and warrants issued to consultants for services	—	—	6,355,545	—	—	—	6,355,545
Issuance of stock to match 401(k) contributions	8,968	9	123,754	—	—	—	123,763
Stock benefit on variable employee stock options	—	—	(699,033)	—	—	—	(699,033)
Payment of shareholder receivable	—	—	—	189,973	—	—	189,973
Comprehensive loss:
Net loss	—	—	—	—	—	(11,215,006)	(11,215,006)
Unrealized gain on short-term investments	—	—	—	—	96,121	—	96,121

Comprehensive loss	—	—	—	—	—	—	(11,118,885)

Balance at December 31, 2004	30,363,994	30,364	231,474,500	—	161,327	(137,492,382)	94,173,809
Issuance of stock upon options exercised	361,958	362	1,097,506	—	—	—	1,097,868
Issuance of stock upon warrants exercised	1,179,048	1,179	2,767,336	—	—	—	2,768,515
Issuance of warrants in connection with Organon agreement	—	—	615,000	—	—	—	615,000
Compensation related to stock options and warrants issued to consultants for services	—	—	864,191	—	—	—	864,191
Issuance of stock to match 401(k) contributions	15,632	16	133,386	—	—	—	133,402
Stock benefit on variable employee stock options	—	—	(1,749,135)	—	—	—	(1,749,135)
Comprehensive loss:
Net loss	—	—	—	—	—	(8,626,995)	(8,626,995)
Unrealized gain on short-term investments	—	—	—	—	698,785	—	698,785

Comprehensive loss	—	—	—	—	—	—	(7,928,210)

Balance at December 31, 2005	31,920,632	31,921	235,202,784	—	860,112	(146,119,377)	89,975,440

					Accumulated
					Other
	Common Stock		Additional	Shareholder	Comprehensive	Accumulated
	Shares	Par Value	Paid-in Capital	Receivable	Income	Deficit	Total

Issuance of stock upon options exercised	227,836	227	467,567	—	—	—	467,794
Share-based compensation for options issued to non-employees	—	—	143,756	—	—	—	143,756
Share-based compensation for options issued to employees	—	—	4,638,078	—	—	—	4,638,078
Issuance of stock to match 401(k) contributions	20,912	21	142,480	—	—	—	142,501
Comprehensive loss:
Net loss	—	—	—	—	—	(8,247,332)	(8,247,332)
Unrealized loss on short-term investments	—	—	—	—	(22,940)	—	(22,940)

Comprehensive loss	—	—	—	—	—	—	(8,270,272)

Balance at December 31, 2006	32,169,380	$32,169	$240,594,665	$—	$837,172	$(154,366,709)	$87,097,297

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Operating Activities
Net loss	$(8,247,332)	$(8,626,995)	$(11,215,006)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	31,846	30,127	45,653
Warrants issued in connection with licensing agreement	—	615,000	—
Share-based compensation for options issued to non-employees	143,756	864,191	6,355,545
Share-based compensation for stock and options issued to employees	4,780,579	133,402	123,763
Share-based compensation benefit on variable employee options	—	(1,749,135)	(699,033)
(Gain) loss on disposal of property and equipment	—	(4,186)	2,095
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(37,669)	40,391	(452,183)
Receivable from Forest Laboratories	184,561	5,122,031	(5,656,964)
Accounts payable and other accrued liabilities	(568,960)	(349,833)	(126,556)
Payable to Forest Laboratories	(385,000)	115,000	800,000
Deferred rent	(9,754)	(2,654)	4,186
Deferred revenue	(3,125,000)	(3,125,000)	21,875,000

Net cash (used in) provided by operating activities	(7,232,973)	(6,937,661)	11,056,500

Investing Activities
Purchases of short-term investments	(446,810,627)	(456,312,296)	(540,338,663)
Proceeds from sale of short-term investments	459,971,000	456,332,000	459,379,000
Purchase of property and equipment	(46,831)	(37,536)	(22,092)
Proceeds from sale of property and equipment	—	36,179	—

Net cash provided by (used in) investing activities	13,113,542	18,347	(80,981,755)

Financing Activities
Proceeds from exercise of stock options and warrants	467,794	3,866,383	2,974,427
Proceeds from secondary offering of common stock, net	—	—	74,218,897
Proceeds from payment of shareholder receivable	—	—	189,973
Payments on capital lease obligation	—	(36,870)	(14,474)

Net cash provided by financing activities	467,794	3,829,513	77,368,823

Increase (decrease) in cash and cash equivalents	6,348,363	(3,089,801)	7,443,568
Cash and cash equivalents at beginning of the year	5,213,587	8,303,388	859,820

Cash and cash equivalents at end of the year	$11,561,950	$5,213,587	$8,303,388

Supplemental disclosure of cash flow information
Interest paid	$—	$2,382	$5,826

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
Accounting Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
     The Company considers cash equivalents to be those investments which are highly liquid, readily convertible into cash and which mature within three months from the date of purchase.
Short-Term Investments
     The Company’s short-term investments consist of securities of the U.S. government or its agencies, commercial paper and certificates of deposit with maturities ranging from one to twelve months. The Company has classified its short-term investments as “available-for-sale” and carries them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive loss. Realized gains and losses are calculated on the specific identification method and recorded as interest income. Realized gains on the sale of available for sale securities during the years ended December 31, 2006, 2005 and 2004 in the amount of $4,643,158, $1,814,189 and $615,872, respectively were recorded as a component of interest income. There were no realized losses.
     At December 31, 2006 and 2005, short-term investments consisted of the following:

	December 31, 2006
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$78,926,651	$829,793	$—	$79,756,444
Commercial paper	10,952,555	8,806	—	10,961,361
Certificates of deposit	500,000	—	(1,427)	498,573

	$90,379,206	$838,599	$(1,427)	$91,216,378

	December 31, 2005
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$100,839,457	$866,172	$—	$101,705,629
Certificates of deposit	2,700,122	—	(6,060)	2,694,062

	$103,539,579	$866,172	$(6,060)	$104,399,691

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
Property and Equipment
     Property and equipment are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (three to five years) using the straight-line method.
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
Revenue Recognition
     In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period such arrangements require on-going services or performance. Amounts received for sponsored development activities, including funding received for certain of the Company’s employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. Amounts received for milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement. Any amounts received prior to satisfying revenue recognition criteria will be recorded as deferred revenue.
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
     Research and development expenses also include costs incurred in connection with the first Phase III clinical trial, the extension trial for milnacipran and the third Phase III clinical trial, for which such costs are reimbursed by Forest Laboratories pursuant to the collaboration agreement.
Share-Based Compensation
     Prior to January 1, 2006, the Company accounted for share-based compensation under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company recorded no share-based employee compensation expense for options granted under its stock option plans prior to January 1, 2006 as all options granted under the Company’s plans had exercise prices equal to the fair market value of our common stock on the date of grant. In accordance with SFAS 123, the Company disclosed its net income or loss and net income or loss per share as if the Company had applied the fair value-based method in measuring compensation expense for its share-based programs.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under that transition method, compensation expense that the Company recognizes beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated. The Company recognizes compensation expense for its share-based compensation on a straight-line basis over the requisite service period of the award, which is generally four years.
     SFAS 123R does not change the accounting guidance for how the Company accounts for options issued to non-employees. The Company accounts for options issued to non-employees in accordance with the guidance under SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of such options is periodically re-measured and compensation expense is recognized over the related vesting period of the underlying option.
Net Loss Per Share
     Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted loss per share by application of the treasury stock method. The Company has excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the years ended December 31, 2006, 2005 and 2004 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share for the years ended December 31, 2006, 2005 and 2004 was 878,816, 2,146,976 and 3,444,888, respectively.
Pro Forma Financial Information for Periods Prior to 2006
     For stock options granted prior to the adoption of SFAS 123R, the following table presents the pro forma effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 in determining share-based compensation:

	2005	2004
Net loss, as reported	$(8,626,995)	$(11,215,006)
Add: Stock-based employee compensation benefit included in reported net loss	(1,749,135)	(699,033)
Deduct: Additional stock-based employee compensation determined under fair value based methods	(4,540,250)	(2,725,218)

Pro forma net loss	$(14,916,380)	$(14,639,257)

Net loss per share—basic and diluted, as reported	$(0.28)	$(0.40)
Pro forma net loss per share—basic and diluted	$(0.48)	$(0.53)
Impact of Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its results of operations and financial condition.

2. STOCKHOLDERS’ EQUITY
Authorized Shares
     The Company is authorized to issue up to 60,000,000 shares of common stock and 15,000,000 shares of preferred stock.
Shelf Registration
     On May 10, 2005, the Company filed a Form S-3 with the SEC to issue and sell up to a total dollar amount of $100 million of the Company’s common stock to the public in a registered offering or offerings. The Form S-3 was declared effective by the SEC on July 6, 2005. As of December 31, 2006, no shares of common stock had been issued pursuant to this shelf registration.
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
     In March 2002, in connection with a private placement, the Company issued warrants to purchase 889,575 shares of common stock to various placement agents. These warrants have exercise prices ranging from $2.72 to $2.96 and expire in March and April of 2007. As of December 31, 2006, 8,936 of these warrants remain outstanding.
3. SHARE-BASED COMPENSATION
Share-Based Compensation Plans
     2000 EQUITY INCENTIVE PLAN
     In May 2000, the Company adopted the 2000 Equity Incentive Plan (the “2000 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company’s common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. The exercise price of all incentive stock options granted under the 2000 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options granted under the 2000 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date of grant. Options granted under the 2000 Plan have a term of up to ten years and generally vest over four years. In February 2001, the shareholders of the Company approved a provision to amend the 2000 Plan, whereby the total number of shares reserved for issuance under the 2000 Plan and the 1996 Equity Incentive Plan, in the aggregate, will be increased quarterly such that the number equals 21.1% of the number of shares of the Company’s common stock issued and outstanding as of the end of that day. Additionally, in September 2003, the shareholders of the Company approved an amendment to the 2000 Plan to increase the number of shares of common stock available for issuance as incentive stock options from 875,000 shares to 5,600,000 shares. This amendment does not alter the total number of shares available for issuance under the 2000 Plan; it only increases the total number of shares that may be issued under the 2000 Plan as incentive stock options. As of December 31, 2006, 2,983,543 shares of the Company’s common stock are available for future grant under the 2000 Plan.

     1996 EQUITY INCENTIVE PLAN
     In January 1996, the Company adopted the 1996 Equity Incentive Plan (the “1996 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company’s common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. The exercise price of all incentive stock options granted under the 1996 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options granted under the 1996 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date of grant. Options granted under the 1996 Plan have a term of up to ten years and vest as determined by the Board but in no event less than twenty percent per year. As of December 31, 2006, 16,873 shares of the Company’s common stock are available for future grant under the 1996 Plan.
Stock Options
     The exercise price of all options granted during the years ended December 31, 2006, 2005 and 2004 was equal to the market value on the date of grant and, accordingly, no share-based compensation expense for such options is reflected in operating results during the years ended December 31, 2005 and 2004 in accordance with APB 25. The estimated fair value as defined by SFAS 123 and 123R of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.7%	3.5%	2.6%
Expected volatility	82%	95%	112%
Expected option term (in years)	5.7	4.0	4.0
Dividend yield	0.0%	0.0%	0.0%
     The risk-free interest rate assumption is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with terms commensurate with the expected term of the Company’s employee stock options. The expected volatility is estimated at the date of grant using the historical volatility of the Company’s stock based on the assessment that this approach is most representative of future stock price trends. The expected term of the Company’s options is based on the output derived under the simplified method, as allowed under Staff Accounting Bulletin No. 107 (“SAB 107”). The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company has very few employees and its historical turnover has been minimal. Therefore, the Company has not estimated forfeitures and instead adjusts its share-based compensation expense as forfeitures occur. The Company believes that the impact on share-based compensation between estimating forfeitures and recording the impact as the forfeitures occur would not be material.
     For options granted before January 1, 2006 and on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The weighted average fair values of options granted were $4.20, $9.13 and $9.45 for the years ended December 31, 2006, 2005 and 2004, respectively.

     The following table summarizes the activity of the Company’s stock options for the periods presented:

	2000	1996			Weighted
	Equity	Equity		Number of	Average
	Incentive	Incentive	Other	Options Under	Exercise
	Plan Options	Plan Options	Options	All Plans	Prices
Balance December 31, 2003	2,556,506	745,879	3,125	3,305,510	$3.18
Granted	459,863	—	—	459,863	12.61
Exercised	(536,502)	(374,723)	—	(911,225)	2.40
Canceled	—	—	—	—	—
Expired	—	—	(3,125)	(3,125)	18.00

Balance December 31, 2004	2,479,867	371,156	—	2,851,023	4.93
Granted	830,125	—	—	830,125	13.35
Exercised	(270,003)	(91,955)	—	(361,958)	3.03
Canceled	—	—	—	—	—
Expired	—	—	—	—	—

Balance December 31, 2005	3,039,989	279,201	—	3,319,190	7.25
Granted	839,693	—	—	839,693	5.88
Exercised	(95,433)	(202,939)	—	(298,372)	2.91
Canceled	(35,929)	—	—	(35,929)	8.96
Expired	(32,884)	(4,375)		(37,259)	14.62

Balance December 31, 2006	3,715,436	71,887	—	3,787,323	$7.19

     The following table summarizes information regarding stock options outstanding at December 31, 2006:

		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Exercise Price
Range of	Options	Contractual	Average	Options	of Options
Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercisable
$0.00 — $2.00	8,872	4.7	$1.30	8,872	$1.30
$2.01 — $3.00	560,961	6.1	$2.51	532,676	$2.51
$3.01 — $4.00	546,159	5.3	$3.29	544,707	$3.29
$4.01 — $6.00	1,284,842	7.8	$5.24	889,366	$5.12
$6.01 — $11.00	189,523	8.7	$7.76	79,261	$9.07
$11.01 — $15.00	1,125,315	7.8	$13.10	697,136	$13.05
$15.01 — $20.00	71,339	6.4	$15.04	65,536	$15.04
$20.01 — $25.00	312	1.5	$22.25	312	$22.25

	3,787,323	7.2	$7.19	2,817,866	$6.57

     For the year ended December 31, 2006, share-based compensation expense related to employee stock options was $4,638,078, consisting of $896,275 related to research and development expenses and $3,741,803 related to general and administrative expenses. As of December 31, 2006, there was $5.8 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.3 years. As of December 31, 2006, options exercisable have a weighted average remaining contractual term of 6.9 years. The total intrinsic value of stock option exercises during the year ended December 31, 2006, 2005 and 2004 was $1.0 million, $3.5 million and $7.2 million, respectively. As of December 31, 2006, the total intrinsic value of options outstanding and exercisable was $8.8 million and $7.7 million, respectively. Cash received from stock option exercises for the years ended December 31, 2006, 2005 and

2004 was $0.5 million, $1.1 million and $1.8 million, respectively. As of December 31, 2006 and 2005, the weighted average fair value of unvested options was $6.06 and $6.22, respectively.
     For the years ended December 31, 2006, 2005 and 2004, share-based compensation related to options granted to non-employees, accounted for in accordance with EITF 96-18, was $143,756, $864,191 and $6,355,545, respectively. The estimated fair value of such options was determined using the Black-Scholes option valuation model with the following weighted-average assumptions for options that vested during the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.7%	3.6%	2.6%
Expected volatility	80%	92%	112%
Expected option term (in years)	5.4	4.0	4.0
Dividend yield	0.0%	0.0%	0.0%
Stock Option Cancel and Re-Grant Program
     In June 2001, the Company implemented an option cancel and re-grant program. Pursuant to the program, the exercise price of certain options held by certain of the Company’s executive officers and directors were exchanged for options with an exercise price of $2.50 per share, the fair market value of the Company’s common stock on June 27, 2001, the date the option cancel and re-grant program was effected. The replacement options expired no later than the earlier of the expiration date of the original option grant or June 27, 2006. As of December 31, 2006, all options granted pursuant to the option cancel and re-grant program were exercised.
     As a result of the program, the Company granted options to purchase 618,738 shares of its common stock. Prior to the adoption of FAS 123R on January 1, 2006, the shares underlying the options were accounted for as variable, and the intrinsic value of the options to purchase common stock were re-measured at the end of each period for the term of the option and amortized over the vesting period. Accordingly, during the years ended December 31, 2005 and 2004, as the intrinsic value of the common stock underlying the options declined due to a decrease in the Company’s stock price during the periods, the Company recognized a compensation benefit of $1,749,135 and $699,033, respectively. Although SFAS 123R does not allow separate presentation on the face of the Statement of Operations for share-based compensation charges, since the compensation charges for variable options for the years ended December 31, 2005 and 2004 were credits, the Company believes that separate presentation is more meaningful and useful. The entire compensation benefit for the year ended December 31, 2005 was related to general and administrative expenses and had the Company presented the amount in this line item, general and administrative expenses for the year ended December 31, 2005 would have been $3,699,025. The compensation benefit for the year ended December 31, 2004 consisted of $179,928 related to research and development expenses and $519,105 related to general and administrative expenses and had the Company presented these amounts in the respective line items, research and development expenses and general and administrative expenses would have been $15,470,400 and $11,243,708 for the year December 31, 2004, respectively.
     Upon the adoption of SFAS 123R in 2006, as variable accounting for stock options ceased and all options outstanding under the option cancel and re-grant program were fully vested prior to January 1, 2006, no additional compensation expense for such options was recognized during the year ended December 31, 2006.
4. SIGNIFICANT LICENSING AND COLLABORATION AGREEMENTS
License and Collaboration Agreement with Organon
     In June 2005, the Company entered into a license agreement with Organon in connection with the initiation of its second development program, wherein the Company evaluated potential pharmaceutical treatments for Obstructive Sleep Apnea, or OSA. The Company entered into three licensing agreements (including Organon) to support and facilitate the program. Specifically, the Company licensed mirtazapine-related patents from Organon and patents from two other parties that provided the opportunity to combine mirtazapine with a second approved agent with the goal of potentially augmenting efficacy and improving tolerability. The series of licenses allowed the Company to evaluate a number of potential OSA treatment modalities in proof of concept trials.
     Upon execution of the license agreement with Organon, the Company issued to Organon as a license fee a warrant to purchase 62,656 shares of common stock, with an exercise price of $15.96 per share and which expires in June 2010. Since the underlying technology still required substantial development effort, the Company recorded a one-time non-cash compensation charge during the second quarter of 2005 of $615,000 (based on the value of the warrant), which was classified as a research and development expense. Under the agreement with Organon, the Company and Organon would jointly fund development activities in the event a candidate from the proof of concept trials had been selected for continued development.
     In June 2006, the Company announced that results of recently completed Phase IIa trials did not support continuing a development program evaluating combinations of mirtazapine with another approved drug as potential pharmaceutical treatments for OSA. The Company and Organon had each independently conducted Phase IIa trials that served as the basis for the announcement. A previous independently conducted small preliminary investigator sponsored pilot trial found that mirtazapine was able to reduce the number of abnormal respiratory events over the course of the night by roughly fifty percent. However, those data were not replicated in the completed Phase IIa trials.
     In connection with the Company’s related licensing transactions with the two other parties (one of which was a related party as discussed in Note 6), the Company paid the parties aggregate license payments totaling $2.5 million, included in research and development expenses.
License and Collaboration Agreement with Forest Laboratories
     In January 2004, the Company entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under the agreement with Forest Laboratories, the Company sublicensed its exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has an option for a specified time period to acquire an exclusive license from the Company in the United States, and potentially Canada, to any compounds developed under the Company’s agreement with Collegium Pharmaceutical, Inc. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of the Company’s employees. However, the Company agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the amount of funding that the Company receives from Forest Laboratories for certain of its employees has been eliminated as of the fourth quarter in 2004, for the second Phase III trial only, and the Company will pay for a majority of the external costs of the second Phase III trial only, with Forest reimbursing the Company under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the New Drug Application (“NDA”) submission to the FDA. Forest Laboratories is funding the third Phase III clinical trial, including a specified number of the Company’s employees that are assisting with the conduct of that clinical trial. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while the Company has the option to co-promote up to 25% of the total physician details using its own sales force and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls.
     Under the agreement with Forest Laboratories, the Company received an upfront, non-refundable payment of $25.0 million, of which $1.25 million, classified as research and development expenses, was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to the Company under the agreement could total approximately $205.0 million related to the development of milnacipran for the treatment of FMS, a large portion of which will depend upon achieving certain sales of milnacipran and an additional $45.0 million in the event that the Company and Forest Laboratories develop milnacipran for other indications. In addition, the Company has the potential to receive royalty payments based on sales of licensed product under this agreement. Forest Laboratories also assumed the future royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement or (iii) the last commercial sale of a generic product, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if such breach has not been cured within the required time period following such written notice. Forest Laboratories may also terminate the agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of a new drug application or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.
     For the years ended December 31, 2006, 2005 and 2004, the Company recognized revenues of $4.3 million, $8.4 million and $14.4 million, respectively, under its collaboration agreement with Forest Laboratories, consisting of the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during 2006 and 2004 for certain of the Company’s employees devoted to the development of milnacipran.
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
     In January 2004, in connection with the Company’s transaction with Forest Laboratories, the Company’s license agreement and trademark agreement with Pierre Fabre were further amended. The third amended and restated license agreement with Pierre Fabre provides the Company with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. Simultaneous to the third amended and restated license agreement, the Company also entered into a purchase and supply agreement with Pierre Fabre for the active pharmaceutical ingredient in milnacipran. If any product is commercialized, Pierre Fabre will have the exclusive right to manufacture the active ingredients used in the commercial product for a specified time period (subject to compliance with certain provisions in the agreement), and Pierre Fabre will be paid a transfer price for each product manufactured and royalties based on net sales, both of which obligations have been assumed by Forest Laboratories. Additionally, the Company is obligated to pay Pierre Fabre a 5% sublicense fee on upfront and milestone payments received from Forest Laboratories. Once a total of $7.5 million has been paid to Pierre Fabre, such additional sublicense payments due to Pierre Fabre shall be credited against any royalties or milestones owed by the Company to Pierre Fabre, which shall be carried forward to any subsequent years as applicable. Pierre Fabre also retains the right to sell products in indications developed by the Company outside the United States and Canada and will pay the Company a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by the Company. The agreement is effective until the later of the expiration of the last-to-expire of certain patents held by Pierre Fabre relating to the development of milnacipran or ten years after the first commercial sale of a licensed product, unless terminated earlier. Each party has the right to terminate the agreement upon 90 days’ prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if the breach is not cured within 90 days following the written notice. Additionally, Pierre Fabre has the right to terminate the agreement upon 90 days’ prior notice to the Company if the Company takes certain actions.

Reformulation and New Product Agreement
     In August 2002, the Company entered into a Reformulation and New Product Agreement with Collegium Pharmaceutical, Inc., or Collegium, pursuant to which Collegium is attempting to develop new formulations of milnacipran and new products that are analogs of milnacipran. In January 2004, the Company exercised its option to acquire an exclusive license to technology developed under this agreement. In the event the Company commercializes any of the reformulations or new products developed under the agreement with Collegium, the Company will be obligated to pay Collegium milestone payments, which amount to $5.4 million in the aggregate, as well as potential royalty payments based on the net sales of reformulated or new products. Additionally, in October 2002, the Company entered into a Common Stock Issuance Agreement with Collegium, pursuant to which Collegium may elect to be issued shares of the Company’s common stock, subject to certain conditions, in lieu of cash, for milestone payments. The Company has authorized the issuance of up to 1,800,000 shares of common stock as milestone payments. The agreement with Collegium is effective until the expiration of the last-to-expire of the issued patents, if any, unless terminated earlier. Each party has the right to terminate the agreement upon 60 days’ prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if the breach has not been cured within the 60-day period following the written notice.
5. INCOME TAXES
     Significant components of the Company’s net deferred income tax assets as of December 31, 2006 and 2005 are shown below. A valuation allowance has been established to offset the net deferred tax asset as of December 31, 2006 and 2005, respectively, as the realization of such assets is uncertain.

	2006	2005
Net operating loss carryforwards	$24,445,000	$23,329,000
Deferred revenue	6,367,000	7,640,000
Capitalized research and development	8,273,000	6,035,000
Capitalized intangibles	4,016,000	4,426,000
Tax credits	2,222,000	2,273,000
Share-based compensation expense	1,559,000	—
Other	41,000	276,000

	46,923,000	43,979,000
Valuation allowance	(46,923,000)	(43,979,000)

	$—	$—

     As of December 31, 2006, the Company has accumulated federal and California net operating loss carryforwards of approximately $84,500,000 and $28,300,000, respectively. The federal tax loss carryforwards will begin to expire in 2008, and the California tax loss carryforwards will begin to expire in 2007 (including approximately $3.0 million set to expire in 2007). Additionally, the Company has federal and California research and development tax credit carryforwards of approximately $1,849,000 and $549,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2007 unless previously utilized. The California research and development credit carry forwards carry forward indefinitely.
      As a result of the adoption of SFAS 123R, the Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits. At December 31, 2006 and 2005, deferred tax assets do not include $6.8 million and $6.4 million of excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryovers. Deferred taxes and the valuation allowance as of December 31, 2005 have been restated in order to conform to the 2006 presentation. Equity will be increased by $6.8 million when such excess tax benefits are realized.
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

6. RELATED PARTY TRANSACTIONS
     A former member of the Company’s board of directors accepted the position of Chief Executive Officer of a biotechnology company in April 2005. The Company entered into an agreement with this company in January 2005 with respect to the in-license of certain patents. Under this agreement, the Company paid an aggregate of $1.5 million, included in research and development expenses, to such biotechnology company. This board member resigned effective February 2007 and is no longer considered a related party. In the event the Company moves forward with development of a product or products under this agreement, the Company would be obligated to pay certain milestone and royalty payments.
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
     During March 2004, the Company entered into consulting agreements with certain board members in connection with their resignation from the Company’s board of directors to roles as consultants. Pursuant to such consulting agreements, the Company was committed to pay each consultant a fee of $50,000 per year for services provided over a two-year term. Additionally, each consultant vested in all unvested shares under outstanding option grants in equal monthly installments over a period of two years from the effective date of the agreements. In connection with the consulting agreements, the Company recorded a non-cash compensation charge of $2.8 million during the first quarter of 2004 related to the accounting for the stock options previously granted to such former board members.
     The Company employs the services of a consultant, whose husband is an officer of the Company. Such consultant provided consulting services to the Company in the amount of approximately $194,000, $147,000 and $144,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
7. RETIREMENT PLAN
     The Company has a savings plan under Section 401(k) of the Internal Revenue Code under which all employees over the age of twenty-one are eligible to participate on the first entry date (January 1, April 1, July 1 and October 1) following their hire date. The plan allows for a matching contribution in the Company’s common stock (valued as of the contribution date) equal to 100% of the amount of the salary contributed for the preceding six- month period. Employees vest in the matching contribution made on the last day of June of the plan year provided they are employed on the last day of December of the plan year and vest in the matching contribution made on the last day of December of the plan year provided that they are employed on the last day of June of the following plan year. After five years of vesting service, the matching contribution is 100% vested immediately. During the years ended December 31, 2006, 2005 and 2004, the charge to operations for the matching contribution was $142,501, $133,402 and $123,763, respectively. The matching contribution in common stock to the 401(k) Plan is included as a component of our share-based compensation to employees.
8. COMMITMENTS AND CONTINGENCIES
     The Company currently occupies approximately 5,700 square feet of leased office space in San Diego, California. The San Diego facility houses the Company’s executive and administrative offices. The lease for this facility expires in July 2012.

     Future annual minimum lease payments due under noncancelable operating leases consists of the following at December 31, 2006:

Operating
Years Ending December 31,	Leases
2007	$188,274
2008	190,045
2009	196,853
2010	203,661
2011	210,468
Thereafter	125,090

Total minimum lease payments	$1,114,391

     Total rent expense was approximately $194,000, $176,000 and $191,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
9. QUARTERLY INFORMATION (UNAUDITED)
     The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$1,216,140	$1,015,305	$1,144,208	$946,815
Total costs and expenses	$5,766,058	$4,452,730	$4,046,415	$3,298,232
Other income	$1,016,489	$1,231,146	$1,477,690	$1,268,310
Net loss (1)	$(3,533,429)	$(2,206,279)	$(1,424,517)	$(1,083,107)
Net loss per share — basic and diluted	$(0.11)	$(0.07)	$(0.04)	$(0.03)
Shares used in calculating per share amounts — basic and diluted	32,018,307	32,072,345	32,135,189	32,151,392

(1)	During the first, second, third and fourth quarters, the Company recognized stock-based compensation related to employee stock options of $1,190,109, $1,156,978, $1,142,402 and $1,148,589, respectively, in connection with the adoption of FAS 123R in 2006.

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$3,210,590	$2,332,863	$1,575,000	$1,266,183
Total costs and expenses	$5,511,289	$7,892,330	$2,462,103	$3,673,040
Other income	$551,419	$694,164	$671,752	$609,796
Net loss (1)	$(1,749,280)	$(4,865,303)	$(215,351)	$(1,797,061)
Net loss per share — basic and diluted	$(0.06)	$(0.16)	$(0.01)	$(0.06)
Shares used in calculating per share amounts — basic and diluted	30,391,504	30,481,785	31,627,157	31,901,659

(1)	During the first, second, third and fourth quarters, the Company recognized non-cash compensation expense (benefit) for variable stock options of $(1,392,060), $1,148,732, $(1,580,894) and $75,087, respectively, related to the variable accounting treatment for options issued pursuant to the cancel and re-grant program in June 2001.