Form 10-Q
period 2007-03-31
CYPRESS BIOSCIENCE INC
filed 2007-05-10
CIK 716054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007,
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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

     Indicate by check (✓) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check (✓) whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     At May 4, 2007, 32,295,131 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CYPRESS BIOSCIENCE, INC.
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$4,088,815	$11,561,950
Short-term investments	98,167,032	91,216,378
Receivable from Forest Laboratories	185,726	350,372
Prepaid expenses and other current assets	575,901	598,999

Total current assets	103,017,474	103,727,699

Property and equipment, net	63,007	65,780
Other assets	31,462	31,462

Total assets	$103,111,943	$103,824,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193,111	$373,556
Accrued compensation	106,527	91,556
Accrued liabilities	192,609	99,375
Payable to Forest Laboratories	231,000	530,000
Current portion of deferred revenue	3,125,000	3,125,000

Total current liabilities	3,848,247	4,219,487

Deferred rent	4,661	8,157
Deferred revenue, net of current portion	11,718,750	12,500,000

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 32,295,131 and 32,169,380 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	32,295	32,169
Additional paid-in capital	242,049,347	240,594,665
Accumulated other comprehensive income	938,087	837,172
Accumulated deficit	(155,479,444)	(154,366,709)

Total stockholders’ equity	87,540,285	87,097,297

Total liabilities and stockholders’ equity	$103,111,943	$103,824,941

See accompanying notes to financial statements.
Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues under collaborative agreement	$960,851	$1,216,140

Costs and expenses:
Research and development	994,386	3,608,160
General and administrative	2,267,312	2,157,898

Total costs and expenses	3,261,698	5,766,058

Loss from operations	(2,300,847)	(4,549,918)
Other income (expense):
Interest and other income	1,188,112	1,016,489

Net loss	$(1,112,735)	$(3,533,429)

Net loss per share – basic and diluted	$(0.03)	$(0.11)

Shares used in computing net loss per share –basic and diluted	32,262,555	32,018,307

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net loss	$(1,112,735)	$(3,533,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,325	7,125
Share-based compensation for options issued to non-employees	44,002	60,006
Share-based compensation for options issued to employees	1,166,807	1,190,109
Changes in operating assets and liabilities, net	(968,242)	(90,184)

Net cash used in operating activities	(861,843)	(2,366,373)

Investing Activities
Purchases of short-term investments	(76,149,739)	(79,306,474)
Proceeds from sale of short-term investments	69,300,000	79,471,000
Purchases of property and equipment	(5,552)	(6,934)

Net cash (used in) provided by investing activities	(6,855,291)	157,592

Financing Activities
Proceeds from exercise of stock options	243,999	77,212

Net cash provided by financing activities	243,999	77,212

Decrease in cash and cash equivalents	(7,473,135)	(2,131,569)
Cash and cash equivalents at beginning of period	11,561,950	5,213,587

Cash and cash equivalents at end of period	$4,088,815	$3,082,018

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
2. Basis of Presentation
     The accompanying financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles for interim financial statements. Certain information and disclosures normally included in complete financial statements have been condensed or omitted. In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more information, these financial statements should be read in conjunction with the audited financial statements and the related disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 14, 2007.
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
     At March 31, 2007 and December 31, 2006, short-term investments consisted of the following:

	March 31, 2007
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$89,053,945	$943,056	$—	$89,997,001
Commercial paper	5,975,000	1,060	—	5,976,060
Certificates of deposit	2,200,000	—	(6,029)	2,193,971

	$97,228,945	$944,116	$(6,029)	$98,167,032

	December 31, 2006
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$78,926,651	$829,793	$—	$79,756,444
Commercial paper	10,952,555	8,806	—	10,961,361
Certificates of deposit	500,000	—	(1,427)	498,573

	$90,379,206	$838,599	$(1,427)	$91,216,378

4. Revenue Recognition
     In accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period such arrangements require on-going services or performance. Amounts received for sponsored development activities, including funding received for certain of our employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. Amounts received for milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement. Any amounts received prior to satisfying revenue recognition criteria are recorded as deferred revenue.
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
     Research and development expenses also include costs incurred in connection with the extension trial to the first Phase III trial and the third Phase III clinical trial, for which such costs are reimbursed by Forest Laboratories pursuant to the collaboration agreement.
6. Net Loss Per Share
     Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted loss per share by application of the treasury stock method. We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended March 31, 2007 and 2006 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 1,049,324 and 665,371 for the three months ended March 31, 2007 and 2006, respectively.

7. Comprehensive Loss
     The components of comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(1,112,735)	$(3,533,429)
Unrealized gain on short-term Investments	100,915	91,695

Comprehensive loss	$(1,011,820)	$(3,441,734)

8. Share-Based Compensation
     We have two stock option plans, the 1996 Equity Incentive Plan and the 2000 Equity Incentive Plan, which provide for the grant to employees, directors and consultants of incentive and non-qualified stock options to purchase our common stock, as well as the granting of stock bonuses and rights to purchase restricted stock.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. For the three months ended March 31, 2007, stock-based compensation expense related to employee stock options was $1,166,807, consisting of $198,550 related to research and development expenses and $968,257 related to general and administrative expenses. For the three months ended March 31, 2006, stock-based compensation expense related to employee stock options was $1,190,109, consisting of $229,330 related to research and development expenses and $960,779 related to general and administrative expenses. As of March 31, 2007, there was $9.4 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.9 years.
     The exercise price of all options granted during the three months ended March 31, 2007 and 2006 was equal to the market value on the date of grant (as defined under the applicable option plan). The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Risk-free interest rate	4.5%	4.7%
Expected volatility	76.0%	82.0%
Expected option term (in years)	5.94	5.72
Dividend yield	0.0%	0.0%
     The matching contribution in common stock to our 401(k) Plan is included as a component of our stock-based compensation to employees. Such matching contribution is made on the last day of June and the last day of December of each plan year. As of March 31, 2007 and 2006, such matching contribution had not been made.

     For the three months ended March 31, 2007 and 2006, stock-based compensation related to options granted to non-employees, accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, was $44,002 and $60,006, respectively.
9. Collaboration Agreement
License and Collaboration Agreement with Forest Laboratories
     In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under our agreement with Forest Laboratories, we sublicensed our exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. In addition, Forest Laboratories has an option for a specified time period to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees. However, we agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004, for the second Phase III trial only, and we have paid for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the New Drug Application, or NDA, submission to the Food and Drug Administration, or FDA. Forest Laboratories is funding the third Phase III clinical trial, including a specified number of our employees that are assisting with the conduct of that clinical trial. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote up to 25% of the total physician details using our own sales force and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls.
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
10. Income Taxes
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by us on January 1, 2007.

     Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0 accrued for interest and penalties on our Balance Sheets at December 31, 2006 and at March 31, 2007, and have recognized $0 in interest and/or penalties in the Statement of Operations for the first quarter of 2007.
     The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $46.9 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards, capitalized research and development and federal and state research and development credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax asset. Additionally, the future utilization of our net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that have occurred previously or that could occur in the future. We have determined that ownership changes within the meaning of Internal Revenue Code Section 382 have occurred in prior years and based on an analysis completed in 2004 that those limitations on the future utilization of net operating loss carryforwards will not have a material impact on such utilization. We plan to update our Section 382/383 analysis regarding the limitation of the net operating losses and research and development credit carryforwards. When this analysis is completed, we plan to update our unrecognized tax benefits under FIN 48. Therefore, we expect that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, we cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

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
     Our goal is to be one of the leading companies to commercialize a product approved in the United States for the treatment of Fibromyalgia Syndrome, or FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc., a leading marketer of CNS drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran. In July 2005, we completed the first Phase III trial for milnacipran, which was commenced in October 2003. We announced the top-line results from this first Phase III trial in September 2005. Although the results did not achieve statistical significance at the p<0.05 level, we believe the preliminary results support continuation of the development program and the planned development program for milnacipran is continuing. This development program includes a second Phase III study, which was commenced in October 2004, and an additional third Phase III study, that was initiated in the first quarter of 2006. The second Phase III trial is a randomized, double-blind, placebo-controlled pivotal Phase III study with enrollment of approximately 1,200 FMS patients. Recruitment into this trial is complete and we expect to announce initial results from the second Phase III trial in this current quarter. The third Phase III trial is ongoing and we expect to announce initial results from this trial in the first half of 2008. As agreed upon with the FDA, for both the second Phase III study and the third Phase III study, our data will be analyzed based on three month patient data. We have finalized the Statistical Analysis Plan for the second Phase III trial with the Food and Drug Administration. Additional information on our second and third Phase III studies can be found on the website located at www.clinicaltrials.gov. Additionally, in April 2006, Pierre Fabre, in collaboration with Cypress and Forest, commenced in Europe a Phase III trial for milnacipran for the treatment of FMS.

     We obtained an exclusive license for milnacipran from Pierre Fabre Medicament in 2001. Milnacipran has been marketed outside of the United States since 1997 as an antidepressant and has been used by over 3,000,000 patients worldwide. We have paid Pierre Fabre a total of $2.5 million, including upfront payments of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003, and issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock in connection with an amendment to the agreement with Pierre Fabre. We are obligated to pay Pierre Fabre 5% of any upfront and milestone payments received from Forest Laboratories as a sublicense fee. As such, a $1.25 million payment has been made to date. After a total of $7.5 million has been paid, any additional sublicense fees are credited against any subsequent milestone and royalty payments owed by us to Pierre Fabre. If not used, these credits are carried forward to subsequent years. Additional payments to Pierre Fabre of up to a total of $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. Under our agreement with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada. Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees. However, we agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees has been eliminated as of the fourth quarter in 2004 for the second Phase III trial only, and we have paid for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA. Forest Laboratories is funding the third Phase III clinical trial, including a specified number of our employees that are assisting with the conduct of that clinical trial. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote up to 25% of the total physician details using our own sales force and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls.
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
     We are continuing to evaluate various other potential strategic transactions, including the potential acquisitions of products, product candidates, technologies and companies, and other alternatives.
Results of Operations
     The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this quarterly report.

Comparison of Three Months Ended March 31, 2007 and 2006
Revenue
     We recognized revenues under our collaborative agreement of $1.0 million for the three months ended March 31, 2007 compared to $1.2 million for the three months ended March 31, 2006. The decrease in revenues under our collaborative agreement is primarily due to a decrease in sponsored development reimbursements during the first quarter of 2007 for costs incurred in connection with the extension trial to our first Phase III trial, which was completed during the fourth quarter of 2006, and the third Phase III trial, which was initiated during the first quarter of 2006. The revenues recorded during 2007 and 2006 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran.
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
Research and Development
     Research and development expenses for the three months ended March 31, 2007 were $1.0 million compared to $3.6 million for the three months ended March 31, 2006. The decrease in research and development expenses is primarily attributable to the completion of our extension trial to our first Phase III trial during the fourth quarter of 2006 and a decrease in costs incurred during the first quarter of 2007 in connection with the second Phase III trial, which was increased in size in January 2006. Also contributing to the decrease in research and development expenses was the discontinuation of our OSA program during the second quarter of 2006 and funding provided during the first quarter of 2006 as an unrestricted grant to a university. During the first quarter of 2007, we incurred total costs of $0.3 million in connection with our Phase III programs compared to a total of $1.9 million during the first quarter of 2006. The costs for the first Phase III clinical trial, the extension trial and the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted below.
     Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals. This funding received from Forest Laboratories for sponsored development reimbursements is included as a component of our revenue under collaborative agreement on the statement of operations. We agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, we have paid for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA.

General and Administrative
     General and administrative expenses for the three months ended March 31, 2007 were $2.3 million compared to $2.2 million for the three months ended March 31, 2006. The increase in general and administrative expenses is primarily due to fees incurred during the first quarter of 2007 in connection with the search for new board members, higher legal fees during the first quarter of 2007 due to increased patent filing activity and an increase in wages and related benefits during the first quarter of 2007 attributable to salary increases and higher medical insurance costs.
Interest and Other Income
     Interest and other income, net, for the three months ended March 31, 2007 was $1.2 million compared to $1.0 million for the three months ended March 31, 2006. The increase in interest and other income for the three months ended March 31, 2007 compared to the corresponding period in 2006 is primarily due to a general increase in interest rates and related yields experienced during the first quarter of 2007 compared to the first quarter of 2006.
Liquidity and Capital Resources
     At March 31, 2007, we had cash, cash equivalents and short-term investments of $102.3 million compared to cash, cash equivalents and short-term investments of $102.8 million at December 31, 2006. Working capital at March 31, 2007 totaled $99.2 million compared to $99.5 million at December 31, 2006. We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies, commercial paper and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.
     Net cash used in operating activities as disclosed in our Statement of Cash Flows was $0.9 million for the three months ended March 31, 2007, compared to $2.4 million for the three months ended March 31, 2006. The primary use of cash during the three months ended March 31, 2007 and 2006 were actual expenditures to fund our operating activities during the periods, offset by net collections of amounts due from Forest Laboratories.
     Net cash used in investing activities as disclosed in our Statement of Cash Flows was $6.9 million for the three months ended March 31, 2007, compared to net cash provided by investing activities of $0.2 million for the three months ended March 31, 2006. The fluctuation in net cash from investing activities during the three months ended March 31, 2007 compared to the corresponding prior year period was primarily a result of a net increase in the purchases of short-term securities during the three months ended March 31, 2007.
     Net cash provided by financing activities as disclosed in our Statement of Cash Flows was $0.2 million for the three months ended March 31, 2007, compared to $0.1 million for the three months ended March 31, 2006. The increase in net cash provided by financing activities during the three months ended March 31, 2007 compared to the corresponding prior year period was primarily the result of proceeds of approximately $0.2 million from the exercise of stock options during 2007 compared to proceeds of approximately $0.1 million from the exercise of stock options during 2006.

     The following table summaries our long-term contractual obligations as of March 31, 2007:

		Less than		After 4 years
		1 year	1 - 3 years	(2011 and
	Total	(2007)	(2008– 2010)	beyond)
Operating leases	$1,067,132	$141,015	$590,559	$335,558
Purchase obligations (1)	754,837	749,837	5,000	—

Total	$1,821,969	$890,852	$595,559	$335,558

(1)	Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of March 31, 2007.
     Other commercial commitments include certain potential milestone, sublicense and royalty payments to Pierre Fabre as discussed in the “Company Overview” section and milestone payments of up to $5.4 million to Collegium Pharmaceutical, Inc. in connection with the reformulation and new product agreement entered into with Collegium, a portion of which was paid in the second quarter of 2006. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above. The above also does not include the external costs of the second Phase III trial for FMS that we have agreed to fund. Additionally, in September 2006, we amended our current lease agreement, which was set to expire in July 2007, for our executive and administrative offices, whereby the term of the lease was extended to July 2012 as reflected in the table above.
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
     Our current expected primary cash needs on both a short term and long-term basis are for the development of milnacipran and general research, working capital and other general corporate purposes and the identification, acquisition or license, and development of potential future products. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium, the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than our FMS product) that we may in-license or acquire, we estimate that based on our current business plan, we will require approximately $7 million to fund our operations for the remainder of 2007. One of our ongoing goals is to identify and in-license new products and product candidates. In the event we acquire, license or develop any new products or product candidates, the amount to fund our operations for 2007 would increase, possibly materially. Our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products and product candidates for the treatment of Functional Somatic Syndromes and other central nervous system disorders. Such losses may fluctuate, and the fluctuations may be substantial.

     Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at March 31, 2007 are sufficient to fund operations through at least 2008. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives. In order to acquire or develop additional products and product candidates, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
•	the extent to which we acquire or invest in other products, product candidates and businesses;

•	the costs of in-licensing drug candidates;

•	the ability of Forest Laboratories and us to reach milestones, and other events or developments under our collaboration agreement;

•	the costs and timing of development and regulatory approvals for milnacipran; and

•	the costs of commercialization of any future products.
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
Critical Accounting Policies
     There were no significant changes in critical accounting policies or estimates from those at December 31, 2006 other than as follows:
Accounting for Income Taxes
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by us on January 1, 2007. See additional discussion in footnote 10 to the Financial Statements.

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

PART II OTHER INFORMATION
Item 1 — Legal Proceedings
     From time to time we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.
Item 1A — Risk Factors
     We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.
* Milnacipran is our only product candidate and if the results from the second Phase III clinical trial do not meet statistical significance, our development program may be terminated and we would have no product candidates in our pipeline.
     Our only product candidate is milnacipran. If the results from our second Phase III clinical trial, which we expect in this current quarter, do not meet statistical significance, Forest or we may decide to discontinue development of milnacipran. If this were to occur, we would not have any drugs under development, it would have a material negative impact on our stock price, and we would be likely to pursue strategic transactions that could involve a change in control of our company or our ceasing operations entirely.
* There are limited data regarding milnacipran as a treatment of FMS and it may not work for FMS, especially in light of the results from our first Phase III clinical trial, or there may be safety issues with its use in this patient population.
     There are limited data supporting the use of milnacipran for the treatment of FMS and no data supporting the use of milnacipran for indications other than depression. In September 2005, we reported top line results from our first Phase III clinical trial for patients with FMS and our trial did not achieve statistical significance on our primary endpoint. These reported topline results from our first Phase III clinical trial have had a material negative impact on our stock price. Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has only been tested as a treatment for FMS in our Phase II trial and one Phase III trial, which did not achieve statistical significance for its primary endpoint. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. Our first completed Phase III clinical trial may not qualify as one of the registration quality studies necessary to support an application to the FDA. It is possible that our second and third Phase III trials for milnacipran will not achieve statistical significance. We experienced higher patient drop out rates in our first and second Phase III trials than in our Phase II trial for milnacipran. In general, in clinical trials the goal is to retain as many patients as possible so that the results are more easily interpretable. Milnacipran may not prove to be effective to treat FMS in our ongoing Phase III trials or any future trial. In addition, although we believe based on our analysis of the data, that the effect was durable, further studies may prove that any positive effects from patients taking milnacipran may not be durable. Furthermore, even if we elect to pursue the development of milnacipran for any other Functional Somatic Syndromes, such as Irritable Bowel Syndrome, or IBS, it may not prove to be effective.
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
     Under our agreements with Pierre Fabre and Forest Laboratories, Forest Laboratories has agreed to pay Pierre Fabre and us a royalty, in the event that Forest Laboratories sells a product other than milnacipran for FMS for a specified period of time, which shall not be less than three years. We are, in turn, obligated to pay a portion of the royalty we receive from Forest Laboratories to Pierre Fabre. In addition, each of us is subject to limitations related to each party’s development of any serotonin norephinephrine reuptake inhibitor, or SNRI, products other than milnacipran. These limitations include: (i) a prohibition on developing an SNRI product for specified indications for which milnacipran is being developed; and (ii) a prohibition on developing an SNRI product for any indication for a specified time period, and after such specified time period, a requirement that if one of the parties launches and sells an SNRI product that is prescribed off-label for any indication for which milnacipran is being developed, the selling party must reimburse the other parties for lost sales due to the off-label use.
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

     As part of our strategy, we are actively continuing to evaluate potential strategic transactions, including potential acquisitions of products, product candidates, technologies and companies, in order to expand our product pipeline. As we did with our in-licensing of milnacipran, we may seek to in-license compounds or we may acquire products or businesses. Future acquisitions and licensing transactions would expose us to operational and financial risks, including:
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
* We are at an early stage of development and we do not have and may never develop any commercial drugs or other products that generate revenues.
     We are at an early stage of development as a biotechnology company and do not have any commercial products. We now have only one product candidate, milnacipran, which we sublicensed to Forest Laboratories in January 2004. Milnacipran or any future product candidates we may acquire or develop will require significant additional development, clinical trials, regulatory approvals and additional investment before they can be commercialized, if ever. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates are not shown to be safe and effective in clinical trials, because we have inadequate financial or other resources to pursue clinical development of the product candidate, or because the FDA does not grant regulatory approval. For example, in mid 2006, we discontinued our OSA program because our Phase IIa trials did not support continued development. We do not expect milnacipran to be marketed for a number of years, if at all. We may not achieve our internal timelines and the results from our second Phase III trial for milnacipran may not be available in this current quarter. If we and Forest Laboratories are unable to develop milnacipran as a commercial drug in the United States, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital, and may cease our operations.
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
     The amounts we are funding for external expenses for the second Phase III clinical trial evaluating milnacipran are only reimbursed to us by Forest Laboratories under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA. The second Phase III trial might not be utilized as one of the pivotal trials in the NDA submission, and, in such event, we would not be reimbursed by Forest Laboratories for the external expenses that we fund in connection with the second Phase III clinical trial. It is also possible that Forest could alter the development plan for milnacipran or even terminate our collaboration agreement, which would prevent us from ever being reimbursed for our funding of the external expenses for the second Phase III trial for milnacipran.
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
* We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize milnacipran or any of our other future product candidates.
     As of April 30, 2007, we had only 15 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We and Forest Laboratories used the services of Scirex, a contract research organization, to conduct the first Phase III trial with respect to milnacipran, and have used Scirex to assist in the conduct of the second Phase III trial with respect to milnacipran. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not plan on significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran, or any of our other future product candidates.
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
     Especially in light of the fact that Pfizer has filed a supplemental new drug application for pregabalin, it is possible that Pfizer and potentially some of our other competitors, including but not limited to Wyeth and Eli Lilly and Company, will develop and market products for FMS prior to us. This is compounded by the fact that our first Phase III clinical trial for milnacipran in FMS did not achieve statistical significance at the p<0.05 level. It is also possible that our competitors will market products that are less expensive and more effective than milnacipran or any of our future products or that will render any of our products obsolete. We also expect that, in the treatment of Functional Somatic Syndromes and other central nervous system disorders, competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial resources, technical expertise, research capabilities and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.
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
* We rely on our employees and consultants for their scientific and technical expertise in connection with our business operations.
     We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of April 30, 2007, we had only 15 full-time employees and therefore, we rely heavily on our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran or any future product candidates. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.
     Our employment agreement with our chief executive officer provides for “at will” employment, which means that he may terminate his services to us at any time. In addition, our scientific advisors may terminate their services to us at any time.
     We may be subject to product liability claims that could cause us to incur liabilities beyond our insurance coverage.
     We plan to continue conducting clinical trials on humans using milnacipran and the use of milnacipran may result in adverse effects. Although we are aware that there are side effects associated with milnacipran, we cannot predict all possible harm or side effects that may result from the treatment of patients with milnacipran or any of our future product candidates, and the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities. We currently maintain $10,000,000 in insurance for product liability claims. We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.

* We have a history of operating losses and we may never be profitable.
     We have incurred substantial losses during our history. For the three months ended March 31, 2007 and the years ended December 31, 2006, 2005 and 2004, we incurred net losses of $1.1 million, $8.2 million, $8.6 million and $11.2 million, respectively. As of March 31, 2007, we had an accumulated deficit of $155.5 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next several years or become profitable in the foreseeable future and may never achieve profitability.
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
* Our stock price has been very volatile and will likely continue to be volatile.
     The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2004 through December 31, 2006, the high and low closing sales prices for our common stock ranged from $4.42 to $16.05. For the three months ended March 31, 2007, our high and low closing sales prices were $6.93 and $9.13, respectively. The results of our first Phase III clinical trial for milnacipran had a very material negative impact on our stock price and if our second Phase III trial results do not achieve statistical significance, we would expect the news to have a material negative impact on our stock price when announced. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We expect our stock price to be volatile due to our expected Phase III trial results in this current quarter. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:
•	the results of our second Phase III clinical trial for milnacipran and any other clinical trials for milnacipran;

•	developments in our relationship with Forest Laboratories, including the termination of our agreement;

•	developments in our relationship with Pierre Fabre, including the termination of our agreement;

•	our entering into, or failing to enter into, an agreement for the acquisition of any products, product candidates or companies, or an agreement with any corporate collaborator;

•	our available cash;

•	announcements of technological innovations or new products by us or our competitors;

•	developments in our patent or other proprietary rights;

•	fluctuations in our operating results;

•	litigation initiated by or against us;

•	developments in domestic and international governmental policy or regulation; and

•	economic and other external factors or other disaster or crisis.
* The concentration of ownership among our existing officers, directors and principal stockholders may result in the entrenchment of management, prevent other stockholders from influencing significant corporate decisions and depress our stock price.
     As of April 1, 2007, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 33% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence significantly and possibly control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.
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
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (or “SFAS 123R”). As a result, we have included employee stock-based compensation costs in our results of operations for the three months ended March 31, 2007 and 2006, as discussed in Note 8, “Share-Based Compensation,” in the Notes to Financial Statements of Part I, Item 1 of this Form 10-Q. Our adoption of SFAS 123R will result in compensation expense that will increase our net loss per share for current and future periods. Our estimate of future employee stock-based compensation expense is affected by the number of stock-based awards our board of directors may grant, as well as a number of complex and subjective valuation assumptions. These valuation assumptions include, but are not limited to, the expected volatility of our stock price and the expected term of employee stock options.
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
     There is significant litigation in the industry regarding patent and other intellectual property rights. We may be exposed to future litigation by third parties based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. If our drug development activities are found to infringe any such patents, we may have to pay significant damages. There are many patents relating to chemical compounds and the uses thereof. If our compounds are found to infringe any such patents, we may have to pay significant damages. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against our company or our collaborators could lead to:
•	payment of damages, potentially treble damages, if we are found to have willfully infringed such parties’ patent rights;

•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell products and product candidates; or

•	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.
As a result, we could be prevented from commercializing current or future products and product candidates.
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
Item 3 — Defaults Upon Senior Securities
     Not applicable
Item 4 — Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5 — Other Information
     Not applicable
Item 6 — Exhibits
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

Cypress Bioscience, Inc.
Date: May 10, 2007	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the
Board (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer, Chief Business
Officer and Executive Vice President (Principal Financial Officer)