Form 10-Q
period 2007-06-30
CYPRESS BIOSCIENCE INC
filed 2007-08-09
CIK 716054

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007,
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At August 3, 2007, 37,360,090 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CYPRESS BIOSCIENCE, INC.
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$71,176,053	$11,561,950
Short-term investments	106,618,382	91,216,378
Receivable from Forest Laboratories	179,335	350,372
Prepaid expenses and other current assets	258,936	598,999

Total current assets	178,232,706	103,727,699

Property and equipment, net	60,462	65,780
Other assets	31,462	31,462

Total assets	$178,324,630	$103,824,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215,800	$373,556
Accrued compensation	125,934	91,556
Accrued liabilities	338,862	99,375
Payable to Forest Laboratories	1,100,000	530,000
Current portion of deferred revenue	3,125,000	3,125,000

Total current liabilities	4,905,596	4,219,487

Deferred rent	1,165	8,157
Deferred revenue, net of current portion	10,937,500	12,500,000

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 37,327,994 and 32,169,380 shares issued and outstanding at June 30, 2007 (unaudited) and December 31, 2006, respectively	37,328	32,169
Additional paid-in capital	314,888,710	240,594,665
Accumulated other comprehensive income	1,015,699	837,172
Accumulated deficit	(153,461,368)	(154,366,709)

Total stockholders’ equity	162,480,369	87,097,297

Total liabilities and stockholders’ equity	$178,324,630	$103,824,941

See accompanying notes to financial statements.
Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues under collaborative agreement	$5,948,789	$1,015,305	$6,909,640	$2,231,445

Costs and expenses:
Research and development	2,191,834	2,180,531	3,186,220	5,788,691
General and administrative	2,969,034	2,272,199	5,439,502	4,430,097

Total costs and expenses	5,160,868	4,452,730	8,625,722	10,218,788

Income (loss) from operations	787,921	(3,437,425)	(1,716,082)	(7,987,343)

Interest income	1,433,311	1,231,146	2,621,423	2,247,635

Net income (loss)	$2,221,232	$(2,206,279)	$905,341	$(5,739,708)

Net income (loss) per share – basic	$0.07	$(0.07)	$0.03	$(0.18)

Shares used in computing net income (loss) per share –basic	33,715,858	32,072,345	32,993,221	32,045,475

Net income (loss) per share – diluted	$0.06	$(0.07)	$0.03	$(0.18)

Shares used in computing net income (loss) per share – diluted	35,134,985	32,072,345	34,273,294	32,045,475

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net income (loss)	$905,341	$(5,739,708)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,085	14,650
Share-based compensation for options issued to non-employees	93,865	84,232
Share-based compensation for stock and options issued to employees	2,614,318	2,421,031
Changes in operating assets and liabilities, net	(372,283)	(1,346,121)

Net cash provided by (used in) operating activities	3,258,326	(4,565,916)

Investing Activities
Purchases of short-term investments	(182,282,477)	(171,236,591)
Proceeds from sale of short-term investments	167,059,000	174,871,000
Purchases of property and equipment	(11,767)	(8,664)

Net cash (used in) provided by investing activities	(15,235,244)	3,625,745

Financing Activities
Proceeds from secondary offering of common stock, net	69,876,639	—
Proceeds from exercise of stock options	1,714,382	316,338

Net cash provided by financing activities	71,591,021	316,338

Increase (decrease) in cash and cash equivalents	59,614,103	(623,833)
Cash and cash equivalents at beginning of period	11,561,950	5,213,587

Cash and cash equivalents at end of period	$71,176,053	$4,589,754

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
3. Short-Term Investments
     Our short-term investments consist of securities of the U.S. government or its agencies, commercial paper and certificates of deposit with maturities ranging from one to twelve months. We have classified our short-term investments as “available-for-sale” and carry them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive income or loss.
     At June 30, 2007 and December 31, 2006, short-term investments consisted of the following:

	June 30, 2007
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$86,169,383	$1,009,984	$—	$87,179,367
Commercial paper	15,933,300	16,580	—	15,949,880
Certificates of deposit	3,500,000	—	(10,865)	3,489,135

	$105,602,683	$1,026,564	$(10,865)	$106,618,382

	December 31, 2006
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$78,926,651	$829,793	$—	$79,756,444
Commercial paper	10,952,555	8,806	—	10,961,361
Certificates of deposit	500,000	—	(1,427)	498,573

	$90,379,206	$838,599	$(1,427)	$91,216,378

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
6. Net Income (Loss) Per Share
     Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method. We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three and six months ended June 30, 2006 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 823,493 for the three months ended June 30, 2006 and 768,324 for the six months ended June 30, 2006, respectively.

     The following table presents the computation of basic and diluted shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding – shares used in calculating per share amounts - basic	33,715,858	32,072,345	32,993,221	32,045,475
Effect of dilutive common share equivalents – stock options and warrants outstanding	1,419,127	—	1,280,073	—

Shares used in calculating per share amounts – diluted	35,134,985	32,072,345	34,273,294	32,045,475

7. Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$2,221,232	$(2,206,279)	$905,341	$(5,739,708)
Unrealized gain on short-term investments	77,612	47,482	178,527	139,177

Comprehensive income (loss)	$2,298,844	$(2,158,797)	$1,083,868	$(5,600,531)

8. Share-Based Compensation
     We have two stock option plans, the 1996 Equity Incentive Plan and the 2000 Equity Incentive Plan, which provide for the grant to employees, directors and consultants of incentive and non-qualified stock options to purchase our common stock, as well as the granting of stock bonuses and rights to purchase restricted stock.
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective transition method. For the three months ended June 30, 2007, share-based compensation expense related to employee stock options was $1,147,048, consisting of $195,614 related to research and development expenses and $951,434 related to general and administrative expenses. For the three months ended June 30, 2006, share-based compensation expense related to employee stock options was $1,156,978, consisting of $223,537 related to research and development expenses and $933,441 related to general and administrative expenses. For the six months ended June 30, 2007, share-based compensation expense related to employee stock options was $2,517,011, consisting of $394,164 related to research and development expenses and $2,122,847 related to general and administrative expenses. For the six months ended June 30, 2006, share-based compensation expense related to employee stock options was $2,347,087, consisting of $452,867 related to research and development expenses and $1,894,220 related to general and administrative expenses. As of June 30, 2007, there was $8.8 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.6 years.

     The exercise price of all options granted during the six months ended June 30, 2007 and 2006 was equal to the market value on the date of grant (as defined under the applicable option plan). The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
Risk-free interest rate	4.5%	4.7%
Expected volatility	76.0%	82.0%
Expected option term (in years)	5.87	5.72
Dividend yield	0.0%	0.0%
     The matching contribution in common stock to our 401(k) Plan is included as a component of our share-based compensation to employees. Such matching contribution is made on the last day of June and the last day of December of each plan year. For the six months ended June 30, 2007 and 2006, the charge for the matching contribution was $97,307 and $73,944, respectively.
     For the three months ended June 30, 2007 and 2006, share-based compensation related to options granted to non-employees, accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, was $49,863 and $24,226, respectively. For the six months ended June 30, 2007 and 2006, such share-based compensation for options granted to non-employees was $93,865 and $84,232, respectively.
     In connection with the resignation of two members of our Board of Directors during the quarter ended June 30, 2007, the Company’s severance plan for key employees and directors, which was adopted in May 2004, provides for accelerated vesting of options granted to Board members upon their resignation, with such vesting determined based on number of years of service. As a result of our adoption of SFAS 123R, effective January 1, 2006, the Company is required to record expense for options granted to Board members, as well as to employees. In accordance with the guidance in SFAS 123R, in the case of options granted to Board members, share-based compensation expense should be recognized at the grant date for that portion vesting immediately based on the applicable Board member’s number of years of service, with the remaining amount recognized over the explicit service or vesting period. As options granted to Board members have a one year term, this accounting treatment only impacts the interim quarterly financial results and has no impact on the annual results of operations. The Company performed an analysis to assess the quantitative and qualitative impact of this treatment on the 2006 quarterly results and the results for the first quarter of 2007 and concluded that the impact was not material for all the periods considered. Accordingly, the Company recorded an additional $69,000 of share-based compensation expense to properly reflect the cumulative share-based compensation for 2007 through June 30, 2007.

9. Public Offering of Shares of Our Common Stock
     On June 5, 2007, we completed a public offering of 4,700,000 shares of our common stock at $15.50 per share resulting in proceeds of approximately $69.9 million, net of underwriting and offering costs.
10. Collaboration Agreement
License and Collaboration Agreement with Forest Laboratories
     In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under our agreement with Forest Laboratories, we sublicensed our exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States. Forest recently exercised its option to extend the territory to include Canada. In conjunction with the option exercise, Forest Laboratories paid us a non-refundable $1.0 million license payment in July 2007, which will be recognized on a straight-line basis over the remainder of the 8 year amortization period related to the original upfront license payment received in January 2004. In addition, Forest Laboratories has an option for a specified time period to acquire an exclusive license from us in the United States and Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees. However, we agreed upon an alternative cost sharing arrangement with Forest Laboratories for the recently completed second Phase III trial only. In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees was eliminated as of the fourth quarter in 2004 for the second Phase III trial only, and we have paid for a majority of the external costs of the second Phase III trial only, which amounts will be reimbursed to us by Forest Laboratories in two installments based on future events related to the New Drug Application, or NDA, process so long as this trial is used as one of the two required pivotal trials in the NDA submission to the Food and Drug Administration, or FDA. Forest Laboratories is funding the third Phase III clinical trial, including a specified number of our employees that are assisting with the conduct of that clinical trial. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote up to 25% of the total physician details using our own sales force and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls.
     Under the agreement with Forest Laboratories, we received an upfront, non-refundable payment of $25.0 million, of which $1.25 million, classified as research and development expenses, was paid to Pierre Fabre as a sublicense fee. Additionally, we received a $5.0 million milestone payment in June 2007 from Forest Laboratories for our successful second Phase III trial for milnacipran, of which $250,000 was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to us under the agreement could total approximately $205.0 million related to the development of milnacipran for the treatment of FMS, a large portion of which will depend upon achieving certain sales of milnacipran and an additional $45.0 million in the event that we and Forest Laboratories develop milnacipran for other indications. In addition, we have the potential to receive royalty payments based on sales of licensed product under this agreement. Forest Laboratories also assumed the future royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran.

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
     Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no interest or penalties incurred or accrued at December 31, 2006 or at June 30, 2007.
     We are subject to taxation in the U.S. and California. Our tax years for 1991 to 2006 are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
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
     Our goal is to be one of the leading companies to commercialize a product approved in the United States for the treatment of Fibromyalgia Syndrome, or FMS, the focus of our initial efforts in the area of Functional Somatic Syndromes. We are collaborating with Forest Laboratories, Inc., or Forest Laboratories, a leading marketer of CNS drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran, our lead product candidate for the treatment of FMS.
     In September 2005, we announced the top-line results from the first Phase III trial with milnacipran, an 888 patient randomized, six month, double-blind, placebo-controlled pivotal study. Although our pre-specified primary endpoint did not achieve statistical significance at the p<0.05 level, we believed the preliminary results supported continuation of the development program.

     On May 22, 2007, we announced top-line results from our second Phase III trial for milnacipran, which was a 1,196 patient randomized, three month, double-blind, placebo-controlled pivotal Phase III study. The results demonstrated statistically significant therapeutic effects of milnacipran as a treatment of FMS. In this study, patients were randomized to receive either 200 mg per day of milnacipran, 100 mg per day of milnacipran or placebo. The primary pre-defined endpoints of this trial were composite responder assessments. These assessments had previously been agreed to with the U.S. Food and Drug Administration, or FDA, to be related to potential label claims of the treatment of pain associated with fibromyalgia, or the overall treatment of FMS. This composite responder analysis approach, which requires a clinically meaningful improvement in multiple domains, captures in one endpoint improvement in numerous symptoms which comprise FMS.
     The treatment of pain associated with FMS was assessed by evaluating pain as measured by the Patient Experience Diary, or PED, and the overall impression of patient well-being as measured by the Patient Global Impression of Change, or PGIC, for patients receiving either dose of milnacipran compared to placebo. The difference between active doses and placebo was assessed by a responder analysis with a responder defined as a subject experiencing both a 30% or greater reduction in pain compared to baseline as measured by a visual analog scale and a self assessment of his or her condition by the patient of either “much” or “very much” improved compared to baseline. The broader evaluation of treatment of FMS was assessed by evaluating pain as measured by the PED, the overall impression of patient well being as measured by the PGIC and an analysis of physical function as measured by the SF-36 Physical Component Summary for patients receiving either dose of milnacipran compared to placebo. The difference between active doses and placebo was assessed by a responder analysis with a responder defined as a subject meeting the criteria for the treatment of pain associated with FMS and in addition showing improvement in physical function as assessed by the SF-36 Physical Component Summary.
     With respect to the treatment of pain associated with FMS, this endpoint showed statistically significant improvement for milnacipran compared to placebo for patients receiving 200 mg per day of milnacipran (p = 0.004) and for patients receiving 100 mg per day of milnacipran (p=0.025). These results were analyzed using the Baseline Observation Carried Forward, or BOCF, analysis, as agreed to with the FDA. With respect to the broader treatment of fibromyalgia syndrome, this endpoint also showed statistically significant improvement for milnacipran compared to placebo for both the 200 mg per day dose (p=0.015) and 100 mg per day dose (p=0.011) using the BOCF analysis. In addition, when analyzed according to the pre-specified analysis plan, both the individual pain and PGIC domains of the composite endpoint individually achieved statistical significance in favor of milnacipran at both doses, and the SF-36 Physical Component Summary met statistical significance at one dose. In the first Phase III study, using the prospectively defined Last Observation Carry-forward, or LOCF, analysis, the p-value for patients receiving 200 mg per day of milnacipran for the treatment of pain associated with FMS analysis was 0.058. In an analysis using the FDA-recommended BOCF analysis, the p-value for patients receiving 200 mg per day of milnacipran for this same endpoint was 0.048. Subject to a favorable review of the full study results for the just completed trial, and based in part on communication with the FDA, we and Forest Laboratories plan to submit a New Drug Application, or NDA, including data from the first and second Phase III studies for milnacipran around the end of 2007. We received a $5.0 million milestone payment from Forest Laboratories in June 2007 as a consequence of the results of our second Phase III trial for milnacipran.
     We also have an ongoing Phase III study that was initiated in the first quarter of 2006. We expect to announce initial results from this third trial in the first half of 2008. As agreed upon with the FDA, this is a three month study. Additionally, in April 2006, Pierre Fabre Medicament, or Pierre Fabre, in collaboration with Cypress and Forest Laboratories, commenced in Europe a Phase III trial for milnacipran for the treatment of FMS.

     We obtained an exclusive license for milnacipran from Pierre Fabre in 2001. Milnacipran has been marketed outside of the United States since 1997 as an antidepressant and has been used by over 3,000,000 patients worldwide. We paid Pierre Fabre an upfront payment of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003 and issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock in connection with an amendment to the agreement with Pierre Fabre. Additionally, we are obligated to pay Pierre Fabre 5% of any upfront and milestone payments received from Forest Laboratories as a sublicense fee, and we therefore made a $250,000 payment in June 2007 based on the $5.0 million milestone payment we received from Forest Laboratories for our successful second Phase III trial for milnacipran. We have paid Pierre Fabre an aggregate of $1.50 million under these obligations. After a total of $7.5 million has been paid, any additional sublicense fees are credited against any subsequent milestone and royalty payments owed by us to Pierre Fabre. If not used, these credits are carried forward to subsequent years. Additional payments to Pierre Fabre of up to a total of $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. As part of our agreements with Forest Laboratories and Pierre Fabre, we have licensed any patents that may issue from our patent applications related to FMS and milnacipran to Forest Laboratories and Pierre Fabre. Under our agreement with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States. Forest recently exercised its option to extend the territory to include Canada. In conjunction with the option exercise, Forest Laboratories paid us a non-refundable $1.0 million license payment in July 2007.
     Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees. However, we agreed upon an alternative cost sharing arrangement with Forest Laboratories for the recently completed second Phase III trial only. In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees was eliminated as of the fourth quarter in 2004 for the second Phase III trial only, and we have paid for a majority of the external costs of the second Phase III trial only, which amounts will be reimbursed to us by Forest Laboratories in two installments based on future events related to the NDA process so long as this trial is used as one of the two required pivotal trials in the NDA submission to the FDA. Forest Laboratories is funding the third Phase III clinical trial, including a specified number of our employees that are assisting with the conduct of that clinical trial. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote up to 25% of the total physician details using our own sales force and would be reimbursed by Forest Laboratories in an amount equal to Forest Laboratories’ cost of providing the equivalent detailing calls.
     In June 2005, we announced the initiation of our second development program, wherein we evaluated potential pharmaceutical treatments for Obstructive Sleep Apnea, or OSA in collaboration with Organon. In June 2006, we announced that the results of the completed Phase IIa trials conducted by us and Organon did not support continuing a development program evaluating combinations of mirtazapine with another approved drug as potential pharmaceutical treatments for OSA. Since June 2006, we were exploring with Organon new potential opportunities to continue the collaboration. We were not able to identify such opportunities and recently officially terminated our agreement with Organon.
     We are continuing to evaluate various other potential strategic transactions, including the potential acquisition of products, product candidates, technologies and companies, and other alternatives.

Results of Operations
     The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this quarterly report.
Comparison of Three Months Ended June 30, 2007 and 2006
Revenue
     We recognized revenues under our collaborative agreement of $5.9 million for the three months ended June 30, 2007 compared to $1.0 million for the three months ended June 30, 2006. The increase in revenues under our collaborative agreement is due to a $5.0 million milestone payment received from Forest Laboratories in June 2007 as a consequence of the results of our second Phase III trial for milnacipran. The revenues recorded during 2007 and 2006 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements, funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and a milestone payment received from Forest Laboratories during the second quarter of 2007.
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
Research and Development
     Research and development expenses for the three months ended June 30, 2007 were $2.19 million compared to $2.18 million for the three months ended June 30, 2006. The slight increase in research and development expenses is primarily attributable to closeout costs incurred during the second quarter of 2007 in connection with the second Phase III trial, a sublicense fee paid to Pierre Fabre during the second quarter of 2007 related to the milestone payment received from Forest Laboratories and increased wages expense associated with bonuses paid during the second quarter of 2007 as a consequence of the results of our second Phase III trial for milnacipran. This increase in research and development expenses was offset by a decrease in costs related to the discontinuation of our Obstructive Sleep Apnea, or OSA, program during the second quarter of 2006 and a milestone payment incurred during the second quarter of 2006 in connection with our agreement with Collegium. During the second quarter of 2007, we incurred total costs of $1.5 million in connection with our Phase III programs compared to a total of $1.0 million during the second quarter of 2006. The costs for the extension trial to the first Phase III trial and the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted below.

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
General and Administrative
     General and administrative expenses for the three months ended June 30, 2007 were $3.0 million compared to $2.3 million for the three months ended June 30, 2006. The increase in general and administrative expenses is primarily due to increased wages expense associated with bonuses paid during the second quarter of 2007 as a consequence of the results of our second Phase III trial for milnacipran and increased Nasdaq fees for the listing of additional shares issued in connection with our secondary offering completed in June 2007.
Interest Income
     Interest income for the three months ended June 30, 2007 was $1.4 million compared to $1.2 million for the three months ended June 30, 2006. The increase in interest income for the three months ended June 30, 2007 compared to the corresponding period in 2006 is primarily due to a general increase in interest rates and related yields experienced during the second quarter of 2007 compared to the second quarter of 2006 and an increase in our cash and investment balances due to proceeds received from our secondary offering completed in June 2007.
Comparison of Six Months Ended June 30, 2007 and 2006
Revenue
     We recognized revenues under our collaborative agreement of $6.9 million for the six months ended June 30, 2007 compared to $2.2 million for the six months ended June 30, 2006. The increase in revenues under our collaborative agreement is due to a $5.0 million milestone payment received from Forest Laboratories in June 2007 as a consequence of the results of our second Phase III trial for milnacipran, partially offset by a decrease in sponsored development reimbursements during 2007 for costs incurred in connection with the extension trial to our first Phase III trial, which was completed during the fourth quarter of 2006, and the third Phase III trial, which was initiated during the first quarter of 2006. The revenues recorded during 2007 and 2006 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements, funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and a milestone payment received from Forest Laboratories during the second quarter of 2007.
Research and Development
     Research and development expenses for the six months ended June 30, 2007 were $3.2 million compared to $5.8 million for the six months ended June 30, 2006. The decrease in research and development expenses is primarily attributable to the completion of our extension trial to our first Phase

III trial during the fourth quarter of 2006, a decrease in costs incurred during 2007 in connection with the second Phase III trial, which was increased in size in January 2006, the discontinuation of our OSA program during the second quarter of 2006, funding provided during the first quarter of 2006 as an unrestricted grant to a university and a milestone payment incurred during the second quarter of 2006 in connection with our agreement with Collegium. During the six months ended June 30, 2007, we incurred total costs of $1.8 million in connection with our Phase III programs compared to a total of $2.9 million during the six months ended June 30, 2006.
General and Administrative
     General and administrative expenses for the six months ended June 30, 2007 were $5.4 million compared to $4.4 million for the six months ended June 30, 2006. The increase in general and administrative expenses is primarily due to increased wages expense associated with bonuses paid during the second quarter of 2007 as a consequence of the results of our second Phase III trial for milnacipran, increased Nasdaq fees for the listing of additional shares issued in connection with our secondary offering completed in June 2007, higher legal fees during 2007 due to increased patent filing activity and increased share-based compensation expense related to options granted during 2007.
Interest Income
     Interest income for the six months ended June 30, 2007 was $2.6 million compared to $2.2 million for the six months ended June 30, 2006. The increase in interest income for the six months ended June 30, 2007 compared to the corresponding period in 2006 is primarily due to a general increase in interest rates and related yields experienced during 2007 compared to 2006 and an increase in our cash and investment balances due to proceeds received from our secondary offering completed in June 2007.
Liquidity and Capital Resources
     At June 30, 2007, we had cash, cash equivalents and short-term investments of $177.8 million compared to cash, cash equivalents and short-term investments of $102.8 million at December 31, 2006. Working capital at June 30, 2007 totaled $173.3 million compared to $99.5 million at December 31, 2006. We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies, commercial paper and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.
     Net cash provided by operating activities as disclosed in our Statement of Cash Flows was $3.3 million for the six months ended June 30, 2007, compared to net cash used in operating activities of $4.6 million for the six months ended June 30, 2006. The primary source of cash from operations during the six months ended June 30, 2007 was the $5.0 million milestone payment received from Forest Laboratories, offset by cash used in operations of approximately $1.7 million. The primary use of cash during the six months ended June 30, 2006 were actual expenditures to fund our operating activities during the period, offset by net collections of amounts due from Forest Laboratories.
     Net cash used in investing activities as disclosed in our Statement of Cash Flows was $15.2 million for the six months ended June 30, 2007, compared to net cash provided by investing activities of $3.6 million for the six months ended June 30, 2006. The fluctuation in net cash from investing activities during the six months ended June 30, 2007 compared to the corresponding prior year period was primarily a result of a net increase in the purchases of short-term securities during the six months ended June 30, 2007.

Net cash provided by financing activities as disclosed in our Statement of Cash Flows was $71.6 million for the six months ended June 30, 2007, compared to $0.3 million for the six months ended June 30, 2006. The increase in net cash provided by financing activities during the six months ended June 30, 2007 compared to the corresponding prior year period was primarily the result of net proceeds of approximately $69.9 million from the completion of our secondary offering of common stock during June 2007 and proceeds of approximately $1.7 million from the exercise of stock options during 2007 compared to proceeds of approximately $0.3 million from the exercise of stock options during 2006.
     The following table summaries our long-term contractual obligations as of June 30, 2007:

		Less than		After 4 years
		1 year	1 - 3 years	(2011 and
	Total	(2007)	(2008– 2010)	beyond)
Operating leases	$1,019,874	$93,757	$590,559	$335,558
Purchase obligations (1)	689,783	684,783	5,000	—

Total	$1,709,657	$778,540	$595,559	$335,558

(1)	Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of June 30, 2007.
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
     Unless and until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, from revenue under our collaboration agreement with Forest and, if available to us, cash from financings. In June 2007, we completed a public offering of 4,700,000 shares of our common stock at $15.50 per share resulting in proceeds of approximately $69.9 million, net of underwriting and offering costs.
     Our current expected primary cash needs on both a short term and long-term basis are for the development of milnacipran and general research, working capital and other general corporate purposes and the identification, acquisition or license, and development of potential future products. In addition to the amounts required to pay any amounts payable under our agreements with Pierre Fabre and Collegium and the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than our FMS product) that we may in-license or acquire, we estimate that based on our current business plan, we will require approximately $4 million to fund our operations for the remainder of 2007. One of our ongoing goals is to identify and in-license new products and product candidates. In the event we acquire, license or develop any new products or product candidates, the amount to fund our operations for 2007 would increase, possibly materially. Our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products and product candidates for the treatment of Functional Somatic Syndromes and other central nervous system disorders. Such losses may fluctuate, and the fluctuations may be substantial.

     Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at June 30, 2007 are sufficient to fund operations through at least 2008. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives. In order to acquire or develop additional products and product candidates, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
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
Critical Accounting Policies
     There were no significant changes in critical accounting policies or estimates from those at December 31, 2006 other than as follows:
Accounting for Income Taxes
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by us on January 1, 2007. See additional discussion in Footnote 11 to the Financial Statements.
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
Item 1A — Risk Factors
     We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006. In addition, we removed the risk factor titled, “Our relationship with Oraganon N.V. may terminate” due to the fact that our relationship was recently terminated.
RISKS RELATING TO OUR BUSINESS
*There are limited data regarding milnacipran as a treatment of FMS and it may not work for FMS, or there may be safety issues with its use in this patient population.
     There are limited data supporting the use of milnacipran for the treatment of FMS and such data has been generated by us. In September 2005, we reported top line results from our first Phase III clinical trial for patients with FMS and our trial did not achieve statistical significance on our primary endpoint. Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has only been tested as a treatment for FMS in our Phase II trial and our two Phase III trials. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. Although we intend to submit an NDA using our first and second Phase III clinical trials, the first trial may not qualify as one of the registration quality studies necessary to support an application to the FDA. It is also possible that our ongoing third Phase III trial for milnacipran will not achieve statistical significance or will otherwise generate data that is unfavorable. We experienced higher patient drop out rates in our first and second Phase III trials than in our Phase II trial for milnacipran. In general, in clinical trials the goal is to retain as many patients as possible so that the results are more easily interpretable. Milnacipran may not prove to be effective to treat FMS in future clinical trials. In addition, although we believe based on our analysis of the data, that the effect was durable, further studies may prove that any positive effects from patients taking milnacipran may not be durable. Furthermore, even if we elect to pursue the development of milnacipran for any other Functional Somatic Syndromes, such as Irritable Bowel Syndrome, or IBS, it may not prove to be effective.
     In addition, all or any of our clinical trials may reveal that milnacipran is not safe. The FDA has only approved the first drug recently for the management of fibromyalgia. If milnacipran is not demonstrated to be a safe and effective treatment for FMS to the satisfaction of the FDA or other regulatory agencies, including because we do not comply with the Special Protocol Assessment, we will not receive regulatory approval and our business would be materially harmed. Furthermore, the recent publicity related to safety issues in the market may make approval of any drug by the FDA more difficult.
*We are dependent on our collaboration with Forest Laboratories to develop and commercialize milnacipran and to obtain regulatory approval. Events or circumstances may occur that delay or prevent the development and commercialization of milnacipran.
     Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of milnacipran, for all indications in the United States. Forest recently exercised its option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States and Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Forest

Laboratories is responsible for funding the development of milnacipran, including clinical trials and regulatory approval, other than the external costs of the second Phase III trial, which we have agreed to fund. If the FDA approves this product candidate, Forest Laboratories will also have primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of milnacipran. Further, it is possible that they may terminate development and our license agreement with them. Even if they continue to develop milnacipran, they may do so on a slower timeline than originally predicted. We are conducting a third Phase III clinical trial for which enrollment is targeted at 800 patients, and with other competing fibromyalgia trials ongoing, we may experience slower enrollment than we predict, which may also cause our development timeline to be extended. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to establish the safety and efficacy of milnacipran, obtain regulatory approvals and achieve market acceptance of milnacipran for the treatment of FMS.
     We are subject to a number of additional risks associated with our dependence on our collaboration with Forest Laboratories, including:
•	Forest Laboratories could fail to devote sufficient resources to the development, approval, commercialization, or marketing and distribution of any products developed under our collaboration agreement, including by failing to develop specialty sales forces if such sales forces are necessary for the most effective distribution of any approved product;

•	We and Forest Laboratories could disagree as to development plans, including the number and timing of clinical trials or regulatory approval strategy, or as to which additional indications for milnacipran should be pursued, if any, and therefore milnacipran may never be developed for any indications other than FMS;

•	Forest Laboratories could independently develop, develop with third parties or acquire products that could compete with milnacipran, including drugs approved for other indications used by physicians off-label for the treatment of FMS;

•	Forest Laboratories could stop the ongoing third Phase III clinical trial of milnacipran for the treatment of FMS or any other clinical trials for milnacipran or abandon or underfund the development of milnacipran, repeat or conduct additional clinical trials or require a new formulation of milnacipran for clinical testing, or delay the commencement of any additional clinical trials for milnacipran for the treatment of FMS; and

•	Disputes regarding the collaboration agreement that delay or terminate the development, commercialization or receipt of regulatory approvals of milnacipran, may delay or prevent the achievement of clinical or regulatory objectives that would result in the payment of milestone payments or result in significant litigation or arbitration.
     Furthermore, Forest Laboratories may terminate our collaboration agreement upon our material breach or our bankruptcy and may also terminate our agreement upon 120 days’ notice in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of an NDA or to result in labeling or indications that would significantly adversely affect the marketing of any product developed under the agreement. If any of these events occur, we may not be able to find another collaborator for development or commercialization, and even if we elected to pursue further development and commercialization of milnacipran, we would experience substantially increased capital requirements that we might not be able to fund.

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
          Our collaboration agreement with Forest Laboratories provides that Forest Laboratories may elect to terminate our co-promotion rights for milnacipran or any other product developed under the collaboration agreement and we may lose our decision-making authority with respect to the development of milnacipran if we engage in a merger, consolidation or sale of all or substantially all of our assets, or if another person or entity acquires at least 50% of our voting capital stock. Our license agreement with Pierre Fabre provides that Pierre Fabre may elect to terminate the agreement upon a change in control transaction in which a third party acquiror of us controls an SNRI product, and the acquiror does not take certain actions (e.g., divestiture of such SNRI product) within a specified time period to cure the breach of certain restrictions in the agreement that results from such SNRI product. These provisions may have the effect of delaying or preventing a change in control or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring us.
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
*We are at an early stage of development and we do not have and may never develop any commercial drugs or other products that generate revenues.
     We are at an early stage of development as a biotechnology company and do not have any commercial products. We now have only one product candidate, milnacipran, which we sublicensed to Forest Laboratories in January 2004. Milnacipran may, and any future product candidates we may acquire or develop will, require significant additional development, clinical trials, regulatory approvals and additional investment before they can be commercialized, if ever. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates are not shown to be safe and effective in clinical trials, because we have inadequate financial or other resources to pursue clinical development of the product candidate or because the FDA does not grant regulatory approval. For example, in mid-2006, we discontinued our OSA program because our Phase IIa trials did not support continued development. We may not achieve our internal timelines, including reporting results from our third Phase III clinical trial for milnacipran in the first half of 2008 or filing our NDA for milnacipran around the end of 2007. If we and Forest Laboratories are unable to develop milnacipran as a commercial drug in the United States, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital and may cease our operations.
*We have the right to co-promote milnacipran, but we do not have the marketing, sales or distribution experience or capabilities.
     Our ability to co-promote any product developed under our agreement with Forest Laboratories, including milnacipran, is subject to our building our own marketing and sales capabilities, and we currently do not have the ability to directly sell, market or distribute any product. In addition, in the event our agreement with Forest Laboratories is terminated or with respect to any other product we may develop that is not covered by our collaboration with Forest Laboratories, we would have to obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force or build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms or establish sales, marketing and distribution capabilities of our own. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.
The FDA approval of milnacipran or any future product candidate is uncertain and will involve the commitment of substantial time and resources.
     We may not receive required regulatory approval from the FDA or any other regulatory body required for the commercial sale of milnacipran, or any future products in the United States. In addition, even if we do obtain approval to market milnacipran, the approval process by the FDA may take longer than we anticipate. The regulatory approval of a new drug typically takes many years and the outcome is uncertain. Despite the time and resources expended, regulatory approval is never guaranteed. If we fail to obtain regulatory approval for milnacipran, or any future product candidates, we will be unable to market and sell any products and therefore may never generate any revenues from product sales or become profitable. In addition, our collaborators, or our third-party manufacturers’ failure to comply with the FDA and other applicable United States or foreign regulations may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve new drug approval applications.

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
          Any regulatory approvals that we or our collaborators receive for milnacipran or any future product candidates will be limited to the indications, dosages and restrictions on the product label. We currently intend to seek approval for milnacipran in the treatment of FMS and pain. The FDA may not approve milnacipran for our preferred indication(s) at all, may approve milnacipran for a more limited indication, or may impose additional limitations on the indicated uses or require post-marketing surveillance or the performance of potentially costly post-marketing studies. Even if we receive FDA and other regulatory approvals, as we have seen with other products on the market for pain, milnacipran or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In our Phase II trial evaluating milnacipran for the treatment of FMS, the most common dose-related side effects reported by patients were nausea, particularly early in the study, as well as a slight increase in heart rate. In our first Phase III trial, the most common adverse events leading to withdrawal among the milnacipran treated patients were nausea 6%, heart rate increase 2%, headache 2% and depression 2%. In our second Phase III trial, the most common adverse events leading to withdrawal among the milnacipran treated patients were nausea, palpitations, depression and headache, each of which occurred at a rate of less than 5%. Any marketed product and its manufacturer continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

*We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize milnacipran or any of our other future product candidates.
          As of June 30, 2007, we had only 16 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We and Forest Laboratories used the services of Scirex Corporation, or Scirex, a contract research organization recently acquired by Premier Research Group plc, to conduct the first Phase III trial with respect to milnacipran, and used Scirex to assist in the conduct of the second Phase III trial with respect to milnacipran. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not plan on significantly increasing our personnel in the foreseeable future and, therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran, or any of our other future product candidates.
*Even if our product candidates are approved, the market may not accept these products.
          Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, milnacipran, or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The FDA has only approved the first drug recently for the management of fibromyalgia, and we cannot predict whether milnacipran, if approved for these indications, will gain market acceptance. A number of additional factors may limit the market acceptance of products including the following:
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
          If milnacipran or any future product candidates that we may develop does not achieve market acceptance, we may lose our investment in that product candidate, which may cause our stock price to decline.

*Our competitors may develop and market products that are less expensive, more effective or safer, which may diminish or eliminate the commercial success of any products we may commercialize.
          The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target Functional Somatic Syndromes, such as FMS, or other central nervous system disorders. With respect to our FMS program, in June 2007, the FDA approved Pfizer Inc.’s drug Lyrica for the management of fibromyalgia. In addition, Wyeth is conducting Phase III clinical trials for DVS-233 in FMS and Eli Lilly and Company is conducting a Phase III program for duloxetine as a treatment for FMS. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it is anticipated that duloxetine, which is currently approved for the treatment of depression and neuropathic pain, is receiving some off-label use for the treatment of FMS. Tricyclic antidepressants, or TCAs, which are inexpensive generic formulations, are currently viewed as the drugs of choice in treating FMS.
          Pfizer has an approved drug for the management of fibromyalgia and it is possible that some of our other competitors, including but not limited to Wyeth and Eli Lilly and Company, will develop and market products for FMS prior to us. This is compounded by the fact that our first Phase III clinical trial for milnacipran in FMS did not achieve statistical significance at the p<0.05 level. It is also possible that our competitors will market products that are less expensive and more effective than milnacipran or any of our future products or that will render any of our products obsolete. We also expect that, in the treatment of Functional Somatic Syndromes and other central nervous system disorders, competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial resources, technical expertise, research capabilities and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.
*We have agreed to pay certain external expenses associated with our second Phase III clinical trial evaluating milnacipran for FMS, and we may never be reimbursed for these amounts.
          We have paid for the majority of the external costs of the second Phase III clinical trial evaluating milnacipran for FMS. These amounts will be reimbursed to us by Forest Laboratories in two installments based on future events related to the NDA process so long as this trial is used as one of the two required pivotal trials in the NDA submission to the FDA. The timing of the reimbursement of the amounts we funded for external expenses for the second Phase III clinical trial evaluating milnacipran is related to the NDA process. It is possible that the NDA may not be accepted by the FDA, in which event we would not be reimbursed by Forest Laboratories for the external expenses we funded in connection with the second Phase III clinical trial.
We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to our product candidates, could hinder or prevent our product candidate’s commercialization success.
          The continuing efforts of the government, insurance and managed care organizations and other health care payors to contain or reduce prescription drug costs may adversely affect:
•	our ability to set a price we believe is fair for our products;

•	our ability to generate revenues and achieve or maintain profitability;

•	the future revenues and profitability of our potential customers, suppliers and collaborators; and

•	the availability of capital.

     Successful commercialization of milnacipran in the United States will depend in part on the extent to which government, insurance and managed care organizations and other health care payors establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. Third-party payors are increasingly challenging the prices charged for prescription drugs. Third-party payors are also encouraging the use of generic drugs. These trends could influence health care purchases, as well as legislative proposals to reform health care or reduce government insurance programs and result in the exclusion of our product candidates from coverage and reimbursement programs or lower the prices of our product candidates. Our revenues from the sale of any approved products could be significantly reduced as a result of these cost containment measures and reforms.
*We rely on our employees and consultants for their scientific and technical expertise in connection with our business operations.
     We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of June 30, 2007, we had only 16 full-time employees and therefore, we rely heavily on each of our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran or any future product candidates. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.
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
*We have a history of operating losses and we may never be profitable.
     We have incurred substantial losses during our history. For the years ended December 31, 2006, 2005 and 2004, we incurred net losses of $8.2 million, $8.6 million and $11.2 million, respectively. As of June 30, 2007, we had an accumulated deficit of $153.5 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next few years or become profitable in the foreseeable future and may never achieve profitability.
*We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or discontinue the completion of any proposed acquisitions or adversely affect our ability to realize the expected benefits of any completed acquisitions.
     We agreed to pay certain expenses in connection with the second Phase III clinical trial for milnacipran in FMS, which under certain circumstances may not be reimbursed by Forest Laboratories to

us. In addition, we will incur certain non-reimbursable expenses in connection with the development of milnacipran and may incur expenses in connection with any co-promotion for milnacipran we choose to undertake. We are also incurring expenses in connection with the evaluation of potential acquisitions or other strategic transactions and will incur additional expenses in the event we close any such transactions or enter into any co-promotion, in-licensing or collaboration agreements in connection with any such transactions. We do not have any committed external sources of funding and we will likely need to raise additional capital through the sale of equity or debt. The amount of capital we will require will depend upon many factors, including but not limited to, the evaluation and potential closing of any strategic transactions and the development strategy for milnacipran. If we are unable to raise capital when we need it, we may have to scale back or discontinue the evaluation or completion of any proposed acquisitions or strategic transaction(s).
*Raising additional funds by issuing securities, or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish propriety rights.
          We may attempt to raise additional funds through public or private equity offerings, as we did in June of this year with a public equity offering, or through debt financings or corporate collaborations and licensing arrangements. For example, under our reformulation and new product agreement with Collegium Pharmaceutical, Inc., or Collegium, Collegium may require that any milestone payments we are required to make to Collegium be paid with shares of our common stock. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership percentage will be diluted. In addition, if we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish potential valuable rights to our potential products on terms that are not favorable to us.
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
*Our stock price has been very volatile and will likely continue to be volatile.
          The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2004 through December 31, 2006, the low and high sales prices for our common stock ranged from $4.31 to $16.80. For the six months ended June 30, 2007, our low and high sales prices were $6.91 and $18.20, respectively. As of June 30, 2007, the last reported sale price of our common stock was $13.26. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We expect our stock price to be volatile in the near future. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:
•	competition with respect to the development of products for FMS;

•	the timing of our NDA submission for milnacipran for the treatment of FMS;

•	the results of any clinical trials for milnacipran;

•	developments in our relationship with Forest Laboratories, including the termination of our agreement;

•	developments in our relationship with Pierre Fabre, including the termination of our agreement;

•	our entering into, or failing to enter into, an agreement for the acquisition of any products, product candidates or companies, or an agreement with any corporate collaborator;

•	our available cash;

•	announcements of technological innovations or new products by us or our competitors;

•	developments in our patent or other proprietary rights;

•	fluctuations in our operating results;

•	litigation initiated by or against us;

•	developments in domestic and international governmental policy or regulation; and

•	economic and other external factors or other disaster or crisis.
*The concentration of ownership among our existing officers, directors and principal stockholders may result in the entrenchment of management, prevent other stockholders from influencing significant corporate decisions and depress our stock price.
          As of June 30, 2007, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 14% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
          Provisions in our second amended and restated certificate of incorporation and our third amended and restated bylaws may delay, impede or prevent an acquisition or change in control of us. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. These provisions include, among others, a requirement that our board of directors be divided into three classes with directors serving three year terms and with only one class of directors being elected in any given year, a requirement that special meetings of our stockholders may only be called by the chairman of the board, our chief executive officer or a majority of our board of directors and a prohibition on actions by our stockholders by written consent. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advanced notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.
We expect to continue incurring significant costs as a result of enacted and proposed changes in laws and regulations relating to corporate governance matters.
     Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and by the NASDAQ Stock Market LLC, have and we expect will continue to result in significant costs to us. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant financial resources and management time related to compliance activities. Additionally, these laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
Accounting pronouncements may affect our future financial position and results of operations.
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, “Share-Based Payment,” or SFAS 123R. As a result, we have included employee stock-based compensation costs in our results of operations for the six months ended June 30, 2007 and 2006, as discussed in Note 8, “Share-Based Compensation,” in the Notes to Financial Statements of Part I, Item 1 of this Form 10-Q. Our adoption of SFAS 123R will result in compensation expense that will increase our net loss per share or decrease our net income per share for current and future periods. Our estimate of future employee stock-based compensation expense is affected by the number of stock-based awards our board of directors may grant, as well as a number of complex and subjective valuation assumptions. These valuation assumptions include, but are not limited to, the expected volatility of our stock price and the expected term of employee stock options.
Risks related to our intellectual property
*We rely primarily on method of use patents to protect our proprietary technology for the development of milnacipran, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.
     Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology. The composition of matter patent for milnacipran (U.S. Patent 4,478,836) expired in June 2002. Accordingly, we rely on the patent for the method of synthesis of milnacipran (U.S. Patent 5,034,541), which expires on December 27, 2009 and was assigned to Pierre Fabre and licensed to us and on patents on the method of use of milnacipran to treat symptoms of FMS (U.S. Patent 6,602,911, which we refer to as the ’911 patent), the method of use of milnacipran to treat pain (U.S. Patent 6,992,110) and the method of use of milnacipran to treat symptoms of chronic fatigue syndrome (U.S. Patent 6,635,675) issued to us, to protect our proprietary technology with respect to the development of milnacipran. The method of use patent directly relevant to our current milnacipran product candidate is the ’911 patent; the other two method of use patents may have future applicability. We have also filed additional patent applications related to milnacipran and to the use of milnacipran for FMS (and other related pain syndromes and disorders), although no patents have issued on these patent applications. Because there is very limited patent protection for the composition of matter of milnacipran, other companies may be able to sell milnacipran in competition with us and Forest Laboratories unless we and Forest Laboratories are able to obtain additional protection through milnacipran-related patents or additional use patents that may issue from our pending patent applications or other regulatory exclusivity. It may be more difficult to establish infringement of methods of synthesis, formulation or use patents as compared to a patent on a compound. If we or Forest Laboratories are not able to obtain and enforce these patents, a competitor could use milnacipran for a treatment or use not covered by any of our patents.
     The validity of a United States patent depends, in part, on the novelty of the invention it discloses. The pharmaceutical industry is characterized by constant investment in new drug discovery and development, and this results in a steady stream of publications regarding the product of this investment, any of which would act to defeat the novelty of later-discovered inventions. Issued United States patents enjoy a presumption of validity that can only be overcome by clear and convincing evidence. However, patents are nonetheless subject to challenge and can be invalidated if a court determines, retrospectively, that despite the action of the Patent and Trademark Office in issuing the patent, the corresponding patent application did not meet the statutory requirements. If a competitor or other third party were to successfully challenge our patents, and claims in these patents are narrowed or invalidated, our ability to protect the related product from competition would be compromised.
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
Item 3 — Defaults Upon Senior Securities
     Not applicable
Item 4 — Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders, or the Annual Meeting, of the Company was held on June 11, 2007. The Company had 32,295,131 shares of common stock outstanding and entitled to vote as of April 25, 2007, the date of record of the meeting. At the meeting, holders of a total of 28,024,701 shares of common stock were present in person or represented by proxy. The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:
(1) For the elections of the nominee directors that will hold office until the annual meeting of stockholders in 2010:

	For	Withheld Authority or Against
Roger L. Hawley	27,230,282	794,419
Tina S. Nova	27,230,090	794,611
The Company’s Board of Directors is comprised of the individuals elected this year and the following directors for the following terms: Jon McGarity and Jean-Pierre Millon whose terms expire in 2008 and Jay Kranzler, Perry Molinoff and Daniel Petree whose terms expire in 2009.
(2) To ratify the selection of Ernst & Young LLP by the Audit Committee of our Board of Directors to continue as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstained
27,389,919	615,996	18,786
Item 5 — Other Information
     Not applicable
Item 6 — Exhibits
3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.3	Third Amended and Restated By-Laws. (2)

4.1	Form of Stock Certificate. (3)

4.2	Underwriting Agreement, dated as of May 30, 2007, by and between Cypress Bioscience, Inc. and UBS Securities LLC, CIBC World Markets Corp. and Jefferies & Company, Inc. as underwriters. (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(b) or Rule 15d – 14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix C of our Definitive Proxy Statement filed with the SEC on August 11, 2003

(2)	Incorporated by reference to Form 8-K filed with the SEC on July 27, 2007

(3)	Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

(4)	Incorporated by reference to Form 8-K filed with the SEC on June 1, 2007

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Cypress Bioscience, Inc.

Date: August 9, 2007	By:	/s/ JAY D. KRANZLER Chief Executive Officer and Chairman of the
Board (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ SABRINA MARTUCCI JOHNSON

Chief Financial Officer, Chief Business
Officer and Executive Vice President
(Principal Financial Officer)