Form 10-Q
period 2007-09-30
CYPRESS BIOSCIENCE INC
filed 2007-11-09
CIK 716054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007, or

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

     Indicate by check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check ☑ whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated Filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At November 5, 2007, 37,402,731 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CYPRESS BIOSCIENCE, INC.
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$3,887,462	$11,561,950
Short-term investments	173,398,088	91,216,378
Receivable from Forest Laboratories	152,294	350,372
Prepaid expenses and other current assets	907,815	598,999

Total current assets	178,345,659	103,727,699

Property and equipment, net	78,208	65,780
Other assets	20,000	31,462

Total assets	$178,443,867	$103,824,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271,807	$373,556
Accrued compensation	104,670	91,556
Accrued liabilities	213,658	99,375
Payable to Forest Laboratories	35,000	530,000
Current portion of deferred revenue	3,351,416	3,125,000

Total current liabilities	3,976,551	4,219,487

Deferred rent	2,269	8,157
Deferred revenue, net of current portion	10,892,102	12,500,000

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 37,382,099 and 32,169,380 shares issued and outstanding at September 30, 2007 (unaudited) and December 31, 2006, respectively	37,382	32,169
Additional paid-in capital	316,419,893	240,594,665
Accumulated other comprehensive income	1,694,689	837,172
Accumulated deficit	(154,579,019)	(154,366,709)

Total stockholders’ equity	163,572,945	87,097,297

Total liabilities and stockholders’ equity	$178,443,867	$103,824,941

See accompanying notes to financial statements.
Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues under collaborative agreement	$971,276	$1,144,208	$7,880,916	$3,375,653

Costs and expenses:
Research and development	1,641,570	2,050,530	4,827,790	7,839,221
General and administrative	2,238,176	1,995,885	7,677,678	6,425,982

Total costs and expenses	3,879,746	4,046,415	12,505,468	14,265,203

Loss from operations	(2,908,470)	(2,902,207)	(4,624,552)	(10,889,550)

Interest income	1,790,819	1,477,690	4,412,242	3,725,325

Net loss	$(1,117,651)	$(1,424,517)	$(212,310)	$(7,164,225)

Net loss per share – basic and diluted	$(0.03)	$(0.04)	$(0.01)	$(0.22)

Shares used in computing net loss per share – basic and diluted	37,360,788	32,135,189	34,465,075	32,075,708

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net loss	$(212,310)	$(7,164,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,108	22,389
Share-based compensation for options issued to non-employees	145,514	113,128
Share-based compensation for stock and options issued to employees	3,824,302	3,563,433
Changes in operating assets and liabilities, net	(1,955,998)	(2,580,543)

Net cash provided by (used in) operating activities	1,828,616	(6,045,818)

Investing Activities
Purchases of short-term investments	(434,845,193)	(298,302,091)
Proceeds from sale of short-term investments	353,521,000	305,871,000
Purchases of property and equipment	(39,536)	(32,954)

Net cash (used in) provided by investing activities	(81,363,729)	7,535,955

Financing Activities
Proceeds from secondary offering of common stock, net	69,876,155	—
Proceeds from exercise of stock options	1,984,470	324,228

Net cash provided by financing activities	71,860,625	324,228

Increase (decrease) in cash and cash equivalents	(7,674,488)	1,814,365
Cash and cash equivalents at beginning of period	11,561,950	5,213,587

Cash and cash equivalents at end of period	$3,887,462	$7,027,952

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Business
     We are committed to being an innovator and leader in providing products for the treatment of patients with Fibromyalgia Syndrome, or FMS. We continue to evaluate various other potential strategic transactions, including the potential acquisition of products, product candidates, technologies and companies.
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
3. Short-Term Investments
     Our short-term investments consist of securities of the U.S. government or its agencies, commercial paper and certificates of deposit with maturities ranging from one to twelve months. We have classified our short-term investments as available-for-sale and carry them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive income or loss.
     At September 30, 2007 and December 31, 2006, short-term investments consisted of the following:

	September 30, 2007
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$122,112,557	$1,671,520	$—	$123,784,077
Commercial paper	44,790,842	32,729	—	44,823,571
Certificates of deposit	4,800,000	—	(9,560)	4,790,440

	$171,703,399	$1,704,249	$(9,560)	$173,398,088

	December 31, 2006
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$78,926,651	$829,793	$—	$79,756,444
Commercial paper	10,952,555	8,806	—	10,961,361
Certificates of deposit	500,000	—	(1,427)	498,573

	$90,379,206	$838,599	$(1,427)	$91,216,378

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
6. Net Loss Per Share
     Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted loss per share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted loss per share by application of the treasury stock method. We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three and nine months ended September 30, 2007 and 2006 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 1,558,043 and 743,362 for the three months ended September 30, 2007 and 2006, respectively, and 1,381,011 and 778,643 for the nine months ended September 30, 2007 and 2006, respectively.

7. Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(1,117,651)	$(1,424,517)	$(212,310)	$(7,164,225)
Unrealized gain (loss) on short-term Investments	678,990	(168,566)	857,517	(29,389)

Comprehensive income (loss)	$(438,661)	$(1,593,083)	$645,207	$(7,193,614)

8. Share-Based Compensation
     We have one stock option plan, the 2000 Equity Incentive Plan, which provides for the grant to employees, directors and consultants of incentive and non-qualified stock options to purchase our common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. We also have options outstanding that were previously granted under the 1996 Equity Incentive Plan, which expired in 2006.
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective transition method. For the three months ended September 30, 2007, share-based compensation expense related to employee stock options was $1,209,984, consisting of $205,242 related to research and development expenses and $1,004,742 related to general and administrative expenses. For the three months ended September 30, 2006, share-based compensation expense related to employee stock options was $1,142,402, consisting of $221,725 related to research and development expenses and $920,677 related to general and administrative expenses. For the nine months ended September 30, 2007, share-based compensation expense related to employee stock options was $3,726,995, consisting of $599,406 related to research and development expenses and $3,127,589 related to general and administrative expenses. For the nine months ended September 30, 2006, share-based compensation expense related to employee stock options was $3,489,489, consisting of $674,592 related to research and development expenses and $2,814,897 related to general and administrative expenses. As of September 30, 2007, there was $9.2 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.7 years.
     The exercise price of all options granted during the nine months ended September 30, 2007 and 2006 was equal to the market value on the date of grant (as defined under the applicable option plan). The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006
Risk-free interest rate	4.5%	4.7%
Expected volatility	75.9%	81.8%
Expected option term (in years)	5.90	5.73
Dividend yield	0.0%	0.0%

     The matching contribution in common stock to our 401(k) Plan is included as a component of our share-based compensation to employees. Such matching contribution is made on the last day of June and the last day of December of each plan year. For the nine months ended September 30, 2007 and 2006, the charge for the matching contribution was $97,307 and $73,944, respectively.
     For the three months ended September 30, 2007 and 2006, share-based compensation related to options granted to non-employees, accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, was $51,649 and $28,896, respectively. For the nine months ended September 30, 2007 and 2006, such share-based compensation for options granted to non-employees was $145,514 and $113,128, respectively.
9. Public Offering of Shares of Our Common Stock
     On June 5, 2007, we completed a public offering of 4,700,000 shares of our common stock at $15.50 per share resulting in proceeds of approximately $69.9 million, net of underwriting and offering costs.
10. Collaboration Agreement
License and Collaboration Agreement with Forest Laboratories
     In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under our agreement with Forest Laboratories, we sublicensed our exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States. In addition, Forest exercised its option to extend the territory to include Canada. In conjunction with the option exercise, Forest Laboratories paid us a non-refundable $1.0 million license payment in July 2007, which is being recognized on a straight-line basis over the remainder of the 8 year amortization period related to the original upfront license payment received in January 2004. Forest Laboratories also has an option for a specified time period to acquire an exclusive license from us in the United States and Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees. However, we agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees was eliminated as of the fourth quarter in 2004 for the second Phase III trial only, and we have paid for a majority of the external costs of the second Phase III trial only, which amounts may be reimbursed to us by Forest Laboratories in two installments so long as this trial is used as one of the two required pivotal trials in the New Drug Application, or NDA, submission to the Food and Drug Administration, or FDA. Specifically, Forest Laboratories may repay us approximately $10 million in two payments, with one-third of the amount payable if the NDA is accepted by the FDA and two-thirds of the amount payable if the NDA is approved. Forest Laboratories is funding the third Phase III clinical trial, including a specified number of our employees that are assisting with the conduct of that clinical trial. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote up to 25% of the total physician details using our own sales force and would be reimbursed by Forest in an amount equal to Forest’s cost of providing the equivalent detailing calls.

     Under the agreement with Forest Laboratories, we received an upfront, non-refundable payment of $25.0 million, of which $1.25 million, classified as research and development expenses, was paid to Pierre Fabre as a sublicense fee. Additionally, we received a $5.0 million milestone payment in June 2007 from Forest Laboratories for our successful second Phase III trial for milnacipran, of which $250,000 was paid to Pierre Fabre as a sublicense fee, and a $1 million license payment in July 2007 to extend the territory to include Canada, of which $50,000 was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to us under the agreement could total approximately $205.0 million related to the development of milnacipran for the treatment of FMS, a large portion of which will depend upon achieving certain sales of milnacipran and up to an additional $45.0 million in the event that we and Forest Laboratories develop milnacipran for other indications. In addition, we have the potential to receive royalty payments based on sales of licensed product under this agreement. Forest Laboratories also assumed the future royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran.
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
     Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no interest or penalties incurred or accrued at December 31, 2006 or at September 30, 2007.
     We are subject to taxation in the U.S. and California. Our tax years for 1991 to 2006 are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
     The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $46.9 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards, capitalized research and development and federal and state research and development credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax asset. Additionally, the future utilization of our net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that have occurred previously or that could occur in the future. We have determined that ownership changes within the meaning of Internal Revenue Code Section 382 have occurred in prior years and based on an analysis completed in 2004 that those limitations on the future utilization of net operating loss carryforwards will not have a material impact on such utilization. We plan to update our Section 382/383 analysis regarding the limitation of the net operating losses and research and development credit carryforwards. When this analysis is completed, we plan to update our unrecognized tax benefits under FIN 48. Therefore, we expect that the unrecognized tax benefits may change upon our annual reporting date. At this time, we cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

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
Company Overview
     We are committed to being an innovator and leader in providing products for the treatment of patients with Fibromyalgia Syndrome (FMS). As part of this business development strategy, we are evaluating a number of Proof of Concept (POC) stage opportunities that leverage our repurposing experience and our innovative approach to clinical trial design and regulatory strategy, and intend to do so on an ongoing basis. We continue to evaluate various other potential strategic transactions, including the potential acquisition of products, product candidates, technologies and companies.
     Our goal is to be one of the leading companies to commercialize a product approved in the United States for the treatment of FMS. We are collaborating with Forest Laboratories, Inc., or Forest Laboratories, a leading marketer of CNS drugs with a strong franchise in the primary care and psychiatric markets, for the development and marketing of milnacipran, our lead product candidate for the treatment of FMS.
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

     The treatment of pain associated with FMS was assessed by evaluating pain as measured by the Patient Experience Diary, or PED, and the patient’s impression of change in their overall disease state as measured by the Patient Global Impression of Change, or PGIC, for patients receiving either dose of milnacipran compared to placebo. The difference between active doses and placebo was assessed by a responder analysis with a responder defined as a subject experiencing both a 30% or greater reduction in pain compared to baseline as measured by a visual analog scale and a self assessment of his or her condition by the patient of either “much” or “very much” improved compared to baseline. The broader evaluation of treatment of FMS was assessed by evaluating pain as measured by the PED, the patient’s impression of change in their overall disease state as measured by the PGIC and an analysis of physical function as measured by the SF-36 Physical Component Summary for patients receiving either dose of milnacipran compared to placebo. The difference between active doses and placebo was assessed by a responder analysis with a responder defined as a subject meeting the criteria for the treatment of pain associated with FMS and in addition showing improvement in physical function as assessed by the SF-36 Physical Component Summary.
     With respect to the treatment of pain associated with FMS, this endpoint showed statistically significant improvement for milnacipran compared to placebo for patients receiving 200 mg per day of milnacipran (p = 0.004) and for patients receiving 100 mg per day of milnacipran (p=0.025). These results were analyzed using the Baseline Observation Carried Forward, or BOCF, analysis, as agreed to with the FDA. With respect to the broader treatment of FMS, this endpoint also showed statistically significant improvement for milnacipran compared to placebo for both the 200 mg per day dose (p=0.015) and 100 mg per day dose (p=0.011) using the BOCF analysis. In addition, when analyzed according to the pre-specified analysis plan, both the individual pain and PGIC domains of the composite endpoint individually achieved statistical significance in favor of milnacipran at both doses, and the SF-36 Physical Component Summary met statistical significance at one dose. In the first Phase III study, using the prospectively defined Last Observation Carry-forward, or LOCF, analysis, the p-value for patients receiving 200 mg per day of milnacipran for the treatment of pain associated with FMS analysis was 0.058. In an analysis using the FDA-recommended BOCF analysis, the p-value for patients receiving 200 mg per day of milnacipran for this same endpoint was 0.048. Subject to a favorable review of the full study results for the just completed trial, and based in part on communication with the FDA, we and Forest Laboratories plan to submit a New Drug Application, or NDA, including data from the first and second Phase III studies for milnacipran around the end of 2007. We received a $5.0 million milestone payment from Forest Laboratories in June 2007 as a consequence of the results of our second Phase III trial for milnacipran.
     We also have an ongoing Phase III study that was initiated in the first quarter of 2006. Due to the increase in the number of target patients, we expect to announce initial results from this third trial in the second half of 2008. As agreed upon with the FDA, this is a three month study. Additionally, in April 2006, Pierre Fabre Medicament, or Pierre Fabre, in collaboration with Cypress and Forest Laboratories, commenced in Europe a Phase III trial for milnacipran for the treatment of FMS. Additional information on our ongoing clinical development program for milnacipran can be found at the website located at www.clinicaltrials.gov.
     We obtained an exclusive license for milnacipran from Pierre Fabre in 2001. In January 2004, we entered into a collaboration agreement with Forest Laboratories pursuant to which we sublicensed our rights to milnacipran to Forest for the United States, with an option to extend the territory to include Canada. Milnacipran has been marketed outside of the United States since 1997 and has been used for an estimated 20 million patient-months. We paid Pierre Fabre an upfront payment of

$1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003 and issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock in connection with an amendment to the agreement with Pierre Fabre. Additionally, we are obligated to pay Pierre Fabre 5% of any upfront and milestone payments received from Forest Laboratories as a sublicense fee, and we therefore made a $250,000 payment in June 2007 based on the $5.0 million milestone payment we received from Forest Laboratories for our successful second Phase III trial for milnacipran. Forest exercised its option in July 2007 to extend the territory to include Canada. In conjunction with the option exercise, Forest Laboratories paid us a non-refundable $1.0 million license payment, of which $50,000 was paid to Pierre Fabre as a sublicense fee. We have paid Pierre Fabre an aggregate of $1.6 million under our obligation to pay 5% of any upfront and milestone payments received from Forest Laboratories. After a total of $7.5 million has been paid, any additional sublicense fees are credited against any subsequent milestone and royalty payments owed by us to Pierre Fabre. If not used, these credits are carried forward to subsequent years. Additional payments to Pierre Fabre of up to a total of $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. As part of our agreements with Forest Laboratories and Pierre Fabre, we have licensed any patents that may issue from our patent applications related to FMS and milnacipran to Forest Laboratories and Pierre Fabre.
     Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees. However, we agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees was eliminated as of the fourth quarter in 2004 for the second Phase III trial only, and we have paid for a majority of the external costs of the second Phase III trial only, which amounts may be reimbursed to us by Forest Laboratories in two installments based on future events related to the NDA process so long as this trial is used as one of the two required pivotal trials in the NDA submission to the FDA. Specifically, Forest may repay Cypress approximately $10 million in two payments, with one-third of the amount payable if the NDA is accepted by the FDA and two-thirds of the amount payable if the NDA is approved. Forest Laboratories is funding the third Phase III clinical trial, including a specified number of our employees that are assisting with the conduct of that clinical trial. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote up to 25% of the total physician details using our own sales force and would be reimbursed by Forest Laboratories in an amount equal to Forest Laboratories’ cost of providing the equivalent detailing calls.
     In June 2005, we announced the initiation of our second development program, wherein we evaluated potential pharmaceutical treatments for Obstructive Sleep Apnea, or OSA in collaboration with Organon. In June 2006, we announced that the results of the completed Phase IIa trials conducted by us and Organon did not support continuing a development program evaluating combinations of mirtazapine with another approved drug as potential pharmaceutical treatments for OSA. Since June 2006, we were exploring with Organon new potential opportunities to continue the collaboration. We were not able to identify such opportunities and recently officially terminated our agreement with Organon in August 2007.
Results of Operations
     The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this quarterly report.

Comparison of Three Months Ended September 30, 2007 and 2006
Revenue
     We recognized revenues under our collaborative agreement of $1.0 million for the three months ended September 30, 2007 compared to $1.1 million for the three months ended September 30, 2006. The decrease in revenues under our collaborative agreement is due to a decrease in sponsored development reimbursements during the third quarter of 2007 as a result of the completion of the extension trial to our first Phase III trial during the fourth quarter of 2006. The revenues recorded during 2007 and 2006 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements and funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran.
     We currently are not generating any revenues from product sales and we do not expect to generate revenues from product sales for at least the next several years, if at all. Unless and until we generate revenues from product sales, we expect our revenues to consist of the continued recognition on a straight-line basis of the upfront payment of $25.0 million and $1.0 million license payment to extend the territory to include Canada, sponsored development reimbursements and funding for certain of our employees devoted to the development of milnacipran. We may also recognize future milestone payments under our agreement with Forest Laboratories, which are contingent upon the achievement of agreed upon objectives and which are not guaranteed payments. In connection with our arrangement with Forest Laboratories regarding cost sharing arrangements for the second Phase III trial only, the amount of funding that we received from Forest Laboratories for certain of our employees was eliminated as of the fourth quarter in 2004 and resumed with the initiation of the third Phase III trial in the first quarter of 2006. Additionally, the amount of sponsored development reimbursements from Forest Laboratories may change periodically based on the level of development activity. Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.
Research and Development
     Research and development expenses for the three months ended September 30, 2007 were $1.6 million compared to $2.1 million for the three months ended September 30, 2006. The decrease in research and development expenses is primarily attributable to the completion of our extension trial to our first Phase III trial during the fourth quarter of 2006 and the completion of our second Phase III trial during the second quarter of 2007. This decrease in research and development expenses was partially offset by costs incurred during the third quarter of 2007 in connection with the preparation of our NDA, the initiation of proof of concept studies during 2007 for new compounds and a milestone payment incurred during the third quarter of 2007 in connection with our agreement with Collegium. During the third quarter of 2007, we incurred total costs of $0.5 million in connection with our Phase III programs compared to a total of $1.4 million during the third quarter of 2006. The costs for the extension trial to the first Phase III trial and the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted below.
     Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals. This funding received from Forest Laboratories for sponsored development reimbursements is included as a component of our revenue under collaborative agreement on the statement of operations. We agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, we have paid for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios, as discussed above, where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA.
General and Administrative
     General and administrative expenses for the three months ended September 30, 2007 were $2.2 million compared to $2.0 million for the three months ended September 30, 2006. The increase in general and administrative expenses is primarily due to fees incurred during the third quarter of 2007 with an outside advisor in connection with business development activities, higher legal fees during the third quarter of 2007 due to increased patent filing activity and increased share-based compensation expense related to options granted during 2007.
Interest Income
     Interest income for the three months ended September 30, 2007 was $1.8 million compared to $1.5 million for the three months ended September 30, 2006. The increase in interest income for the three months ended September 30, 2007 compared to the corresponding period in 2006 is primarily due to an increase in our cash and investment balances during 2007 due to proceeds received from our secondary offering completed in June 2007.
Comparison of Nine Months Ended September 30, 2007 and 2006
Revenue
     We recognized revenues under our collaborative agreement of $7.9 million for the nine months ended September 30, 2007 compared to $3.4 million for the nine months ended September 30, 2006. The increase in revenues under our collaborative agreement is due to a $5.0 million milestone payment received from Forest Laboratories in June 2007 as a consequence of the results of our second Phase III trial for milnacipran, partially offset by a decrease in sponsored development reimbursements during 2007 for costs incurred in connection with the extension trial to our first Phase III trial, which was completed during the fourth quarter of 2006, and the third Phase III trial, which was initiated during the first quarter of 2006. The revenues recorded during 2007 and 2006 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements, funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and a milestone payment received from Forest Laboratories during the second quarter of 2007.
Research and Development
     Research and development expenses for the nine months ended September 30, 2007 were $4.8 million compared to $7.8 million for the nine months ended September 30, 2006. The decrease in research and development expenses is primarily attributable to the completion of our extension trial to our first Phase III trial during the fourth quarter of 2006, a decrease in costs incurred during 2007 in connection with the second Phase III trial, which was completed in the second quarter of 2007, the discontinuation of our OSA program during the second quarter of 2006, funding provided during the first quarter of 2006 as an unrestricted grant to a university and a smaller milestone payment incurred during 2007 compared to 2006 in connection with our agreement with Collegium. This decrease in research and development expenses was partially offset by costs incurred during 2007 in connection with the preparation of our NDA, the initiation of proof of concept studies during 2007 for new compounds and increased wages expense associated with bonuses paid during the second quarter of 2007 as a consequence of the results of our second Phase III trial for milnacipran. During the nine months ended September 30, 2007, we incurred total costs of $2.3 million in connection with our Phase III programs compared to a total of $4.3 million during the nine months ended September 30, 2006.
General and Administrative
     General and administrative expenses for the nine months ended September 30, 2007 were $7.7 million compared to $6.4 million for the nine months ended September 30, 2006. The increase in general and administrative expenses is primarily due to increased wages expense associated with bonuses paid during the second quarter of 2007 as a consequence of the results of our second Phase III trial for milnacipran, increased Nasdaq fees for the listing of additional shares issued in connection with our secondary offering completed in June 2007, higher legal fees during 2007 due to increased patent filing activity and increased share-based compensation expense related to options granted during 2007.
Interest Income
     Interest income for the nine months ended September 30, 2007 was $4.4 million compared to $3.7 million for the nine months ended September 30, 2006. The increase in interest income for the nine months ended September 30, 2007 compared to the corresponding period in 2006 is primarily due to an increase in our cash and investment balances during 2007 due to proceeds received from our secondary offering completed in June 2007.
Liquidity and Capital Resources
     At September 30, 2007, we had cash, cash equivalents and short-term investments of $177.3 million compared to cash, cash equivalents and short-term investments of $102.8 million at December 31, 2006. Working capital at September 30, 2007 totaled $174.4 million compared to $99.5 million at December 31, 2006. We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies, commercial paper and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.
     Net cash provided by operating activities as disclosed in our Statement of Cash Flows was $1.8 million for the nine months ended September 30, 2007, compared to net cash used in operating activities of $6.0 million for the nine months ended September 30, 2006. The primary source of cash from operations during the nine months ended September 30, 2007 was the $5.0 million milestone payment received from Forest Laboratories, offset by cash used in operations of approximately $3.2 million. The primary use of cash during the nine months ended September 30, 2006 were actual expenditures to fund our operating activities during the period, offset by net collections of amounts due from Forest Laboratories.
     Net cash used in investing activities as disclosed in our Statement of Cash Flows was $81.4 million for the nine months ended September 30, 2007, compared to net cash provided by investing activities of $7.5 million for the nine months ended September 30, 2006. The fluctuation in net cash from investing activities during the nine months ended September 30, 2007 compared to the corresponding prior year period was primarily a result of a net increase in the purchases of short-term securities during the nine months ended September 30, 2007 due to additional cash available from proceeds received from our public offering completed in June 2007.

     Net cash provided by financing activities as disclosed in our Statement of Cash Flows was $71.9 million for the nine months ended September 30, 2007, compared to $0.3 million for the nine months ended September 30, 2006. The increase in net cash provided by financing activities during the nine months ended September 30, 2007 compared to the corresponding prior year period was primarily the result of net proceeds of approximately $69.9 million from the completion of our secondary offering of common stock during June 2007 and proceeds of approximately $2.0 million from the exercise of stock options during 2007 compared to proceeds of approximately $0.3 million from the exercise of stock options during 2006.
The following table summaries our long-term contractual obligations as of September 30, 2007:

		Less than		After 4 years
		1 year	1 - 3 years	(2011 and
	Total	(2007)	(2008- 2010)	beyond)
Operating leases	$972,919	$46,802	$590,559	$335,558
Purchase obligations (1)	1,078,390	530,573	547,817	—

Total	$2,051,309	$577,375	$1,138,376	$335,558

(1)	Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of September 30, 2007.
     Other commercial commitments include certain potential milestone, sublicense and royalty payments to Pierre Fabre as discussed in the “Company Overview” section, milestone payments of up to $5.4 million to Collegium Pharmaceutical, Inc. in connection with the reformulation and new product agreement entered into with Collegium, a portion of which was paid in the second quarter of 2006, and milestone payments up to $42.0 million in connection with license agreements related to our proof of concept programs. In the event we move forward with development of a product under any of these license agreements, we would also be obligated to make royalty payments. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above. The above also does not include the external costs of the second Phase III trial for FMS that we have agreed to fund. Additionally, our current lease agreement for our executive and administrative offices was extends to July 2012 and is reflected in the table above.
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
     Our current expected primary cash needs on both a short term and long-term basis are for the development of milnacipran and general research, working capital and other general corporate purposes and the identification, acquisition or license, and development of potential future products. In addition to the amounts payable under our agreements with Pierre Fabre, Collegium and various licensors under our proof of concept trials and the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than our FMS product and our ongoing proof of concept trials) that we may in-license or acquire, we estimate that based on our current business plan, we will require approximately $4 million to fund our operations for the remainder of 2007. In addition, one of our ongoing goals is to continue to identify and in-license new products and product candidates. As part of this strategy, we also intend to evaluate a number of Proof of Concept stage opportunities that leverage our repurposing experience and our innovative approach to clinical trial design and regulatory strategy. In the event we acquire, license or develop any new products or product candidates, or begin any new Proof of Concept trials, the amount to fund our operations for 2007 would increase, possibly materially. Our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products and product candidates for the treatment of central nervous system disorders. Such losses may fluctuate, and the fluctuations may be substantial.
     Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at September 30, 2007 are sufficient to fund operations through at least 2008. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives. In order to acquire or develop additional products and product candidates, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
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
RISKS RELATING TO OUR BUSINESS
*There are limited data regarding milnacipran as a treatment of FMS and it may not work for FMS, and the data may not be sufficient to support approval of an NDA for milnacipran for a number of reasons, including safety concerns.
     There are limited data supporting the use of milnacipran for the treatment of FMS and such data have been generated by us. Although milnacipran is currently being sold by Pierre Fabre outside North America as an antidepressant, it has only been tested as a treatment for FMS in our Phase II trial and our two Phase III trials. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. In September 2005, we reported top line results from our first Phase III clinical trial for patients with FMS and our trial did not achieve statistical significance on our primary endpoint. Although we intend to submit an NDA using our first and second Phase III clinical trials around the end of 2007, the first trial may not qualify as one of the registration quality studies necessary to support an application to the FDA. It is also possible that our ongoing third Phase III trial for milnacipran will not achieve statistical significance or will otherwise generate data that is unfavorable. In addition, we do not anticipate obtaining results from our third Phase III trial until the second half of 2008. We experienced higher patient drop out rates in our first and second Phase III trials than in our Phase II trial for milnacipran. In general, in clinical trials the goal is to retain as many patients as possible so that the results are more easily interpretable. Milnacipran may not prove to be effective to treat FMS in future clinical trials. In addition, although we believe based on our analysis of the data, that the effect was durable, further studies may prove that any positive effects from patients taking milnacipran may not be durable. Further, all or any of our clinical trials may reveal that milnacipran is not safe.
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
*The FDA approval of milnacipran or any future product candidate is uncertain and will involve the commitment of substantial time and resources.
     We intend to submit an NDA application for milnacipran around the end of 2007. We may not receive regulatory approval from the FDA or any other regulatory body required for the commercial sale of milnacipran, or any future products in the United States for any number of reasons. In addition, even if we do obtain approval to market milnacipran, the approval process by the FDA may take longer than we anticipate due to additional data that the FDA may request. The regulatory approval of a new drug typically takes many years and the outcome is uncertain. Despite the time and resources expended, regulatory approval is never guaranteed. If we fail to obtain regulatory approval for milnacipran, or any future product candidates, we will be unable to market and sell any products and therefore may never generate any revenues from product sales or become profitable. In addition, our collaborators, or our third-party manufacturers’ failure to comply with the FDA and other applicable United States or foreign regulations may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve new drug approval applications.
     As part of the regulatory approval process, we must conduct, at our own expense, preclinical research and clinical trials for each product candidate sufficient to demonstrate its safety and efficacy to the satisfaction of the FDA and other regulatory agencies in the United States and other countries where the product candidate will be marketed if approved. The number of preclinical studies and clinical trials that will be required varies depending on the product, the disease or condition that the product is in development for and the regulations applicable to any particular product. The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable regulations and standards, including the cGMP requirements. The FDA can delay, limit or decline to grant approval for many reasons, including:
•	a product candidate may not be safe or effective;

•	we may not achieve statistical significance for the primary endpoint;

•	FDA officials may interpret data from preclinical testing and clinical trials in different ways than we interpret such data;

•	the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of any future collaborators or contract manufacturers, including Pierre Fabre’s facility for the manufacture of the active ingredient in milnacipran;

•	the FDA may change its approval policies or adopt new regulations; and

•	the FDA may request additional data.
*We are dependent on our collaboration with Forest Laboratories to develop and commercialize milnacipran and to obtain regulatory approval. Events or circumstances may occur that delay or prevent the development and commercialization of milnacipran.
     Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of milnacipran, for all indications in the United States. Forest recently exercised its option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States and Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Forest Laboratories is responsible for funding the development of milnacipran, including clinical trials and regulatory approval, other than the external costs of the second Phase III trial, which we have agreed to fund. If the FDA approves this product candidate, Forest Laboratories will also have primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of milnacipran. Further, it is possible that they may terminate development and our license agreement with them. Even if they continue to develop milnacipran, they may do so on a slower timeline than originally predicted. We are conducting a third Phase III clinical trial for which target enrollment has recently been increased and is currently targeting 1,000 patients. With other competing fibromyalgia trials ongoing, an FDA approved treatment option now available and our increase in the number of target patients, we may experience slower enrollment than we predict, which may also cause our development timeline to be extended beyond our current expectation, which is that we will have results from this clinical trial in the second half of 2008. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to establish the safety and efficacy of milnacipran, obtain regulatory approvals and achieve market acceptance of milnacipran for the treatment of FMS.
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
          As part of our strategy, we are actively evaluating potential strategic transactions, including potential acquisitions of products, product candidates, technologies and companies, in order to expand our product pipeline. We are also conducting early stage proof of concept trials. As we did with our in-licensing of milnacipran, we may seek to in-license compounds or we may acquire products or businesses. Our proof of concept program, future acquisitions and licensing transactions would expose us to operational and financial risks, including:
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
          We also may devote resources to our proof of concept trials and other potential strategic transactions that require several agreements and that we never complete, or may fail to realize the anticipated benefit of any strategic transaction we do complete.
*We are at an early stage of development and we do not have and may never develop any commercial drugs or other products that generate revenues.
          We are at an early stage of development as a biotechnology company and do not have any commercial products. We now have only one product candidate, milnacipran, which we sublicensed to Forest Laboratories in January 2004. Milnacipran may, and any future product candidates we may acquire or develop will, require significant additional development, clinical trials, regulatory approvals and additional investment before they can be commercialized, if ever. Our product development and product acquisition efforts may not lead to commercial drugs, either because the product candidates are not shown to be safe and effective in clinical trials, because we have inadequate financial or other resources to pursue clinical development of the product candidate or because the FDA does not grant regulatory approval. For example, in mid-2006, we discontinued our OSA program because our Phase IIa trials did not support continued development. We may not achieve our internal timelines, including reporting results from our third Phase III clinical trial for milnacipran in the second half of 2008 or filing our NDA for milnacipran around the end of 2007. If we and Forest Laboratories are unable to develop milnacipran as a commercial drug in the United States, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital and may cease our operations.
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
     Any regulatory approvals that we or our collaborators receive for milnacipran or any future product candidates will be limited to the indications, dosages and restrictions on the product label. We currently intend to seek approval for milnacipran in the treatment of FMS and FMS pain. The FDA may not approve milnacipran for our preferred indication(s) at all, may approve milnacipran for a more limited indication, or may impose additional limitations on the indicated uses or require post-marketing surveillance or the performance of potentially costly post-marketing studies. Even if we receive FDA and other regulatory approvals, as we have seen with other products on the market for pain, milnacipran or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. The most common treatment emergent adverse events during the placebo-controlled clinical trials of milnacipran for FMS included nausea (37% vs. 20% placebo), headache (18% vs. 14% placebo), constipation (16% vs. 4% placebo), hot flashes (12% vs. 2% placebo), hyperhidrosis (9% vs. 2% placebo), vomiting (7% vs. 2% placebo), palpitations (7% vs. 2% placebo), heart rate increase (6% vs. 1% placebo), dry mouth (5% vs. 2% placebo) and hypertension (5% vs. 2% placebo). Any marketed product and its manufacturer continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

*We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize milnacipran or any of our other future product candidates.
          As of September 30, 2007, we had only 19 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. We and Forest Laboratories used the services of Scirex Corporation, or Scirex, a contract research organization recently acquired by Premier Research Group plc, to conduct the first Phase III trial with respect to milnacipran, and used Scirex to assist in the conduct of the second Phase III trial with respect to milnacipran. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not plan on significantly increasing our personnel in the foreseeable future and, therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran, or any of our other future product candidates.
*Even if our product candidates are approved, the market may not accept these products.
          Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, milnacipran, or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The FDA has only approved the first drug recently for the management of fibromyalgia, and we cannot predict whether milnacipran, if approved, will gain market acceptance. A number of additional factors may limit the market acceptance of products including the following:
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
          The biotechnology market is highly competitive. Large pharmaceutical and biotechnology companies have developed or are attempting to develop products that will compete with any products we may develop to target FMS, or other central nervous system disorders. With respect to our FMS program, in June 2007, the FDA approved Pfizer Inc.’s drug Lyrica for the management of fibromyalgia. In addition, Eli Lilly and Company is conducting a Phase III program for duloxetine as a treatment for FMS and announced in August 2007 that they filed the sNDA for FMS. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it is anticipated that duloxetine, which is currently approved for the treatment of depression and neuropathic pain, is receiving some off-label use for the treatment of FMS. Tricyclic antidepressants, or TCAs, which are inexpensive generic formulations, are currently viewed as the historic drugs of choice in treating FMS.
          Pfizer has an approved drug for the management of fibromyalgia and it is possible that some of our other competitors, including but not limited to Eli Lilly and Company, will develop and market products for FMS prior to us. This is compounded by the fact that our first Phase III clinical trial for milnacipran in FMS did not achieve statistical significance at the p<0.05 level. It is also possible that our competitors will market products that are less expensive and more effective than milnacipran or any of our future products or that will render any of our products obsolete. We also expect that, in the treatment of central nervous system disorders, competition from other biopharmaceutical companies, pharmaceutical companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial resources, technical expertise, research capabilities and other resources than we do. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.
*We have agreed to pay certain external expenses associated with our second Phase III clinical trial evaluating milnacipran for FMS, and we may never be reimbursed for these amounts.
          We have paid for the majority of the external costs of the second Phase III clinical trial evaluating milnacipran for FMS. These amounts, which total approximately $10 million, may be reimbursed to us by Forest Laboratories in two installments based on future events related to the NDA process so long as this trial is used as one of the two required pivotal trials in the NDA submission to the FDA. Specifically, Forest may repay Cypress approximately $10 million in two payments, with one-third of the amount being payable if the NDA is accepted by the FDA and two-thirds of the amount payable if the NDA is approved. It is possible that the NDA may not be accepted by the FDA, in which event we would not be reimbursed by Forest Laboratories for the $10 million in expenses we funded in connection with the second Phase III clinical trial until the NDA was accepted, if ever. It is also possible that the NDA may not be approved, in which event we would not receive the second reimbursement payment until the NDA is approved, if ever.
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
     We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of September 30, 2007, we had only 19 full-time employees and therefore, we rely heavily on each of our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran or any future product candidates. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, we expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.
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
     We have incurred substantial losses during our history. For the nine months ended September 30, 2007 and the years ended December 31, 2006, 2005 and 2004, we incurred net losses of $0.2 million, $8.2 million, $8.6 million and $11.2 million, respectively. As of September 30, 2007, we had an accumulated deficit of $154.6 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran, and our ability to develop, market and commercialize any other products. We do not expect to generate revenue from the sale of products for the next few years or become profitable in the foreseeable future and may never achieve profitability.

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
          The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2004 through December 31, 2006, the low and high sales prices for our common stock ranged from $4.31 to $16.80. For the nine months ended September 30, 2007, our low and high sales prices were $6.91 and $18.20, respectively. As of September 30, 2007, the last reported sale price of our common stock was $13.69. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We expect our stock price to be volatile in the near future. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:
•	competition with respect to the development of products for FMS;

•	the timing of our NDA submission for milnacipran for the treatment of FMS and the results of the FDA’s review of the NDA;

•	the results of any clinical trials for milnacipran;

•	developments in our relationship with Forest Laboratories, including the termination of our agreement;

•	developments in our relationship with Pierre Fabre, including the termination of our agreement;

•	our entering into, or failing to enter into, an agreement for the acquisition of any products, product candidates or companies, or an agreement with any corporate collaborator;

•	our available cash;

•	announcements of technological innovations or new products by us or our competitors;

•	developments in our patent or other proprietary rights;

•	fluctuations in our operating results;

•	litigation initiated by or against us;

•	developments in domestic and international governmental policy or regulation; and

•	economic and other external factors or other disaster or crisis.
*The concentration of ownership among our existing officers, directors and principal stockholders may result in the entrenchment of management, prevent other stockholders from influencing significant corporate decisions and depress our stock price.
          As of September 30, 2007, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 35% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.
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
          On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, “Share-Based Payment,” or SFAS 123R. As a result, we have included employee stock-based compensation costs in our results of operations for the nine months ended September 30, 2007 and 2006, as discussed in Note 8, “Share-Based Compensation,” in the Notes to Financial Statements of Part I, Item 1 of this Form 10-Q. Our adoption of SFAS 123R will result in compensation expense that will increase our net loss per share or decrease our net income per share for current and future periods. Our estimate of future employee stock-based compensation expense is affected by the number of stock-based awards our board of directors may grant, as well as a number of complex and subjective valuation assumptions. These valuation assumptions include, but are not limited to, the expected volatility of our stock price and the expected term of employee stock options.
Risks related to our intellectual property
*We rely primarily on method of use patents to protect our proprietary technology for the development of milnacipran, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.
          Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology. The composition of matter patent for milnacipran (U.S. Patent 4,478,836) expired in June 2002. Accordingly, we rely on the patent for the method of synthesis of milnacipran (U.S. Patent 5,034,541), which expires on December 27, 2009 and was assigned to Pierre Fabre and licensed to us and on patents on the method of use of milnacipran to treat symptoms of FMS (U.S. Patent 6,602,911, which we refer to as the ’911 patent), the method of use of milnacipran to treat pain (U.S. Patent 6,992,110) and the method of use of milnacipran to treat symptoms of chronic fatigue syndrome (U.S. Patent 6,635,675) issued to us, to protect our proprietary technology with respect to the development of milnacipran. The method of use patent directly relevant to our current milnacipran product candidate is the ’911 patent; the other two method of use patents may have future applicability. We have also filed additional patent applications related to milnacipran and to the use of milnacipran for FMS (and other related pain syndromes and disorders), although no patents have issued on these patent applications. Because there is no patent protection for the composition of matter of milnacipran, other companies may be able to sell milnacipran in competition with us and Forest Laboratories for indications for which we do not have use patent protection unless we and Forest Laboratories are able to obtain additional protection through milnacipran-related patents or additional use patents that may issue from our pending patent applications or other regulatory exclusivity. It may be more difficult to establish infringement of methods of synthesis, formulation or use patents as compared to a patent on a compound. If we or Forest Laboratories are not able to obtain and enforce these patents, a competitor could use milnacipran for a treatment or use not covered by any of our patents.
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

Cypress Bioscience, Inc.
Date: November 9, 2007	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of
the Board (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer, Chief Business
Officer and Executive Vice President (Principal Financial Officer)