Form 10-K
period 2007-12-31
CYPRESS BIOSCIENCE INC
filed 2008-03-17
CIK 716054

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007 was approximately $490.7 million*
     The number of shares outstanding of the Registrant’s common stock as of March 14, 2008 was 37,536,326.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2007.

*	Calculated based on 37,004,774 shares of common stock held as of June 30, 2007 by non-affiliates and a per share market price of $13.26. Excludes 323,220 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 30, 2007, who are deemed to be affiliates only for purposes of this calculation. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

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
Item 1. Business
Company Overview
     We are committed to developing and commercializing pharmaceutical products and personalized medicine laboratory services that allow physicians to serve unmet medical needs. We are developing milnacipran for fibromyalgia (FM) and with our recent acquisition of Proprius Pharmaceuticals, Inc., or Proprius, a formerly privately held company and now one of our subsidiaries, we have expanded our strategy to include providing personalized medicine laboratory services to rheumatologists. Personalized medicine laboratory services are laboratory-developed tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. We also intend to build a sales force to launch the personalized medicine laboratory services around late 2008. We have exercised the right granted by our partner, Forest Laboratories, Inc., or Forest Laboratories, to co-promote our leading product for FM, milnacipran, and intend to detail it to rheumatologists, pain centers, and physical and rehabilitation medicine specialists. Offering integrated diagnostic and therapeutic services through the same sales organization could facilitate physician access and improve the quality of the sales call, as well as help establish Cypress as a leader targeting these specific specialists. We also have a number of Proof of Concept (POC) stage opportunities in development, including two pharmaceutical candidates acquired from Proprius, and intend to pursue these opportunities on an ongoing basis. We continue to evaluate various other potential strategic transactions, including the acquisition of products, product candidates, technologies and companies, and other alternatives.
     One of our goals is to be one of the leading companies to commercialize a product approved in the United States for the treatment of FM. Milnacipran has been approved for a non-pain condition in over 50 countries, with commercial experience outside the U.S. since 1997. We obtained an exclusive license for milnacipran from Pierre Fabre Medicament, or Pierre Fabre, in 2001.
     In December 2002, we completed a Phase II trial evaluating milnacipran for the treatment of FM. In our Phase II trial, milnacipran was shown to improve pain and fatigue symptoms among patients with FM.
     In January 2004, we entered into a collaboration agreement with Forest Laboratories, a leading marketer of central nervous system, or CNS, drugs with a strong franchise in the primary care and psychiatric markets. As part of this collaboration with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada, which was exercised in July 2007. As part of our agreements with both Forest Laboratories and Pierre Fabre, we have licensed any patents that may issue from our patent applications related to FM and milnacipran to Forest Laboratories and Pierre Fabre.

1.

     In September 2005, we announced the top-line results from the first Phase III trial with milnacipran, an 888 patient randomized, six month, double-blind, placebo-controlled pivotal study. Although our pre-specified primary endpoint did not achieve statistical significance at the p<0.05 level, we believed that the preliminary results supported continuation of the development program.
     In May 2007, we announced top-line results from our second Phase III trial for milnacipran, which was a 1,196 patient randomized, three month, double-blind, placebo-controlled pivotal Phase III study. The results demonstrated statistically significant therapeutic effects of milnacipran as a treatment for FM. In this study, patients were randomized to receive either 200 mg per day of milnacipran, 100 mg per day of milnacipran or placebo. The pre-defined primary endpoints of this trial were composite responder assessments, which had previously been agreed to with the U.S. Food and Drug Administration (FDA). This composite responder analysis approach, which requires a clinically meaningful improvement in multiple domains, captures in one endpoint improvement in numerous symptoms which comprise FM.
     In December 2007, Cypress and Forest announced that we had submitted the milnacipran New Drug Application (NDA) to the FDA. In February 2008, the FDA accepted for review the NDA for milnacipran for the treatment of FM. With a standard 10-month review timeline, the FDA Prescription Drug User Fee Act (PDUFA) target action date is the end of October 2008.
     Additional information on our ongoing clinical development program for milnacipran can be found at www.clinicaltrials.gov.
     In March 2008, we announced the closing of the acquisition of Proprius that included an upfront payment of approximately $37.5 million in cash, as well as an additional $37.5 million in potential milestone related payments associated with the development of Proprius’ early clinical-stage therapeutic candidates, which include a product to treat pain and a product to treat rheumatoid arthritis.
Milnacipran for the Treatment of Fibromyalgia
Milnacipran
     We are developing milnacipran for the treatment of FM with our partner, Forest Laboratories. Milnacipran is a dual-reuptake inhibitor that preferentially blocks the reuptake of norepinephrine with higher potency than serotonin, two neurotransmitters known to play an essential role in regulating pain and mood. Milnacipran is approved for the treatment of a non-pain condition in over 50 countries, with commercial experience outside the U.S. for 10 years. Milnacipran has not been approved in the United States for any indication, and we are the first company to develop milnacipran in the United States for FM.
Milnacipran Development Status
Results of Phase II Trial
     We completed a Phase II trial evaluating milnacipran for the treatment of FM in late 2002. The Phase II trial was a three-month, randomized, placebo-controlled study involving 14 sites and 125 patients with FM who were randomized to either milnacipran treatment or placebo. The study evaluated the overall analgesic efficacy and safety of milnacipran in this population of patients with FM, with a primary endpoint based on improvements in patient-reported pain. Electronic diaries were provided to all patients for the

2.

purpose of recording daily pain assessments in real time. We believe that performing daily pain assessments using electronic diaries reduces bias involved with asking individuals to recall symptoms over time and improves compliance by prompting and time-date stamping each patient response. The pain measures obtained from the electronic diaries were chosen to be the primary variable for the measurement of pain improvement. Secondary objectives included assessment of the impact of dosing strategy (twice daily dosing versus once daily) and the impact of milnacipran on other symptoms of FM including fatigue, mood, physical function and sleep disturbances. Based on tolerability, patients were allowed to double their dose every week, up to a maximum of 200 mg of milnacipran daily. In our Phase II trial, milnacipran was shown to provide statistically significant improvement in pain, the primary symptom of FM. Thirty-seven percent of milnacipran-treated patients randomized to the twice a day dosing group reported at least a 50% reduction in pain intensity, which means that their reported pain was half as intense as it was at the beginning of the study, compared to 14% of patients in the placebo group. In this analysis, 51 patients received milnacipran and 28 patients received a placebo. The reduction in pain intensity was statistically significant, with a p-value of 0.0395. Further, 75% of all milnacipran-treated patients reported an impression of overall improvement compared to 38% in the placebo group. In this analysis, 68 patients received milnacipran and 21 patients received a placebo. This reported impression of overall improvement was also statistically significant, with a p-value of 0.003. Twice daily milnacipran had significantly better analgesic properties than once daily milnacipran, although other outcomes (e.g. fatigue, mood, patient’s global impression of their disease status) were equally impacted by the two dosing regimens. No unexpected safety concerns arose from this clinical trial and there were no serious adverse events. Milnacipran was generally well-tolerated, especially with twice daily dosing. The most common dose-related side effect reported by patients was nausea, particularly early in the study, as well as a slight increase in heart rate. Most adverse events were mild to moderate in intensity.
Results of First Phase III Trial
     To prepare for our Phase III clinical program, and before commencing the first pivotal clinical trial, we completed a special protocol assessment with the FDA. In the special protocol assessment process, the FDA reviews the design and size of a proposed Phase III program and provides comments regarding the adequacy of the clinical trial design to support a claim of effectiveness in an approvable NDA. The FDA’s comments are binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a drug is identified after the Phase III program commences. As generally is required by the FDA, two positive pivotal trials are required for an NDA approval of milnacipran for the treatment of FM. As part of the Phase III program, we also need to evaluate patients for a time period consistent with the minimum safety guidelines of the International Conference on Harmonization of Technical Requirements for the Registration of Pharmaceuticals for Human Use, or ICH. Specifically, these ICH guidelines require that we evaluate 300 patients on the 200 mg dose of milnacipran for six months and 100 patients on the 200 mg dose of milnacipran for one year.
     We completed our first Phase III trial evaluating milnacipran for the treatment of FM in July 2005 and announced the top-line results in September 2005. The first Phase III trial was a six-month, randomized, double-blind, placebo-controlled pivotal Phase III study involving 50 sites and 888 patients with FM who were randomized to either milnacipran treatment or placebo. The primary endpoint of this trial was a composite response rate of an assessment of pain as measured by the PED and an assessment of overall impression of patient well-being as measured by the PGIC. The PED data are patient self-reported pain data collected via an electronic diary system which asks patients to document random, daily and weekly pain levels. The PGIC is a patient reported periodic assessment of their perception of the change in their condition.

3.

     Based on an analysis of the data at the three-month time point using the Last Observation Carry-forward analysis, or LOCF, the p-value for patients receiving 200 mg per day of milnacipran was 0.058. LOCF is a statistical analysis method that governs how missing data for patients who withdraw from the study before reaching the analysis time point is handled. Specifically, LOCF is an analysis in which observations measured when a patient withdraws from the study are carried forward to the last time point necessary in the analysis. The LOCF analysis treats the carried-forward data as if they were the observed data at the last time point. A p-value is a statistical measure of probability of drawing an erroneous conclusion from an experimental result. A p-value of less than or equal to 0.05 is generally considered to signify a statistically significant result, which means a result is unlikely to have occurred by chance. In an analysis of the data at the three-month time point using the FDA-recommended Baseline Observation Carry-forward (BOCF) analysis the p-value for patients receiving 200 mg per day of milnacipran was 0.048. BOCF is an alternative statistical analysis method that governs how missing data for patients who withdraw from the study before reaching the analysis time point are handled. Specifically, BOCF is an analysis that requires the patient to remain active in the trial to be evaluated for response. If a patient withdraws from the trial for any reason, they are classified as a non-responder regardless of their pain and PGIC scores at the time of withdrawal. The magnitude of the treatment effect observed in the three-month study results was maintained at the six-month analysis (p=0.053 and 0.067 for LOCF and BOCF analyses, respectively), indicating a durable response to milnacipran treatment. An additional endpoint of FM syndrome, which is a composite of the primary endpoint as well as a physical function assessment, which means the patient’s ability to perform activities of daily living, was also evaluated. The results of this analysis were not statistically significant compared to placebo at either the three or six month timeframe.
     Subsequent to the announcement Forest and Cypress made in September 2005 that preliminary top-line results from the first Phase III study did not achieve statistical significance, the FDA revised its guidelines for approval of FM therapies and agreed to allow the Companies to re-assess the data based on an updated analysis approach, which included a change from LOCF to BOCF analysis as well as other changes in the use of primary endpoints for efficacy evaluation. Using the revised analyses, a daily dose of 200 mg milnacipran produced statistically significant differences compared to placebo for both the fibromyalgia syndrome and pain of fibromyalgia composite endpoints. Also, compared to placebo, a daily dose of 100 mg milnacipran produced a statistically significant difference on the fibromyalgia syndrome composite endpoint and trended toward significance on the pain of fibromyalgia composite endpoint (p= .056). These data were included as part of the New Drug Application (NDA) for milnacipran. Although the revised analysis yielded statistically significant results and the NDA has been accepted, the FDA may not accept this as a registration study because the revised analysis was not the prospectively defined analysis method.
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
Results of the Second Phase III Trial
     On May 22, 2007, we announced top-line results from our second Phase III trial for milnacipran, which was a 1,196 patient randomized, three month, double-blind, placebo-controlled pivotal Phase III study. The results demonstrated statistically significant therapeutic effects of milnacipran as a treatment for FM. In this study, patients were randomized to receive either 200 mg per day of milnacipran, 100 mg per day of milnacipran or placebo. The pre-defined primary endpoints of this trial were composite responder assessments. These assessments had previously been agreed to with the FDA. This composite responder analysis approach, which requires a clinically meaningful improvement in multiple domains, captures in one endpoint improvement in numerous symptoms which comprise FM.

4.

     The treatment of pain associated with FM was assessed by evaluating pain as measured by an electronic Patient Experience Diary, or PED, and the patient’s impression of change in their overall disease state as measured by the PGIC, for patients receiving either dose of milnacipran compared to placebo. The difference between active doses and placebo was assessed by a responder analysis with a responder defined as a subject experiencing both a 30% or greater reduction in pain compared to baseline as measured by a visual analog scale and a self assessment of his or her condition by the patient of either “much” or “very much” improved compared to baseline. The broader evaluation of treatment of FM was assessed by evaluating pain as measured by the PED, the patient’s impression of change in their overall disease state as measured by the PGIC and an analysis of physical functioning as measured by the SF-36 Physical Component Summary for patients receiving either dose of milnacipran compared to placebo. The difference between active doses and placebo was assessed by a responder analysis with a responder defined as a subject meeting the criteria for the treatment of pain associated with FM and in addition showing improvement in physical function as assessed by the SF-36 Physical Component Summary.
     With respect to the treatment of pain associated with FM, this endpoint showed statistically significant improvement for milnacipran compared to placebo for patients receiving 200 mg per day of milnacipran (p = 0.004) and for patients receiving 100 mg per day of milnacipran (p=0.025). These results were analyzed using the Baseline Observation Carried Forward, or BOCF, analysis, as agreed to with the FDA. With respect to the broader treatment of FM syndrome, this endpoint also showed statistically significant improvement for milnacipran compared to placebo for both the 200 mg per day dose (p=0.015) and 100 mg per day dose (p=0.011) using the BOCF analysis. In addition, when analyzed according to the pre-specified analysis plan, both the individual pain and PGIC domains of the composite endpoint individually achieved statistical significance in favor of milnacipran at both doses, and the SF-36 Physical Component Summary met statistical significance at one dose.
     Milnacipran was generally well tolerated, with the majority of patient withdrawals occurring early in the trial. Overall premature discontinuation rates (all causes including adverse event related) were 35% for patients receiving 200mg per day of milnacipran, 34% for patients receiving 100mg per day of milnacipran and 28% for patients receiving placebo. The most common adverse events that led to early withdrawal among the milnacipran treated patients were nausea, palpitations, depression and headache, each of which occurred at a rate of less than 5%.
Most Common Side Effects
     The most common side effects in the combined pivotal clinical trials have been nausea (37% vs. 20% placebo), headache (18% vs. 14% placebo), constipation (16% vs. 4% placebo), hot flashes (12% vs. 2% placebo), hyperhidrosis (9% vs. 2% placebo), vomiting (7% vs. 2%), palpitations (7% vs. 2%), heart rate increase (6% vs. 1% placebo), dry mouth (5% vs. 2%) and hypertension (5% vs. 2%); an average increase in heart rate up to 7-8 beats per minute and an average increase in blood pressure in the approximate 2-3 mm Hg range.
New Drug Application
     In February 2008, the FDA accepted for review the NDA for milnacipran for the treatment of FM. With a standard 10-month review timeline, the FDA PDUFA target action date is the end of October 2008. We submitted the NDA for milnacipran for the treatment of FM around the end of 2007 based on results from a composite responder analysis requiring that each patient experience concurrent and clinically meaningful improvements in three validated measures: pain, patient global impression of change in disease status, and physical functioning. The FDA advised us that they are moving toward class labeling for drugs used to treat FM in terms of the “indications and usage” statement, with any distinctions among therapies reflected in specific product labels in the “clinical studies” summary section instead of differences in the approved indications.

5.

Ongoing Phase III Trials
     We also have an ongoing Phase III study that was initiated in the first quarter of 2006. We expect to announce initial results from this third Phase III trial in the second half of 2008. As agreed upon with the FDA, this is a three month study. Additionally, in April 2006, Pierre Fabre, in collaboration with Cypress and Forest Laboratories, commenced in Europe a Phase III trial for milnacipran for the treatment of FM. We expect their topline data to be available in the second quarter of 2008.
     Additionally, in October 2007, we began a 270 patient Phase III ambulatory blood pressure monitoring (ABPM) study.  The study is designed to accurately assess any changes in blood pressure and pulse at 100 and 200 mg daily dose of milnacipran in patients with FM.
Personalized Medicine Laboratory Services
Early Rheumatoid Arthritis (RA) Prediction Algorithm
     The Early RA Prediction Algorithm is a personalized medicine laboratory service that we anticipate launching in late 2008. This algorithm can be used to help determine the likelihood of patients developing RA when they present some signs and symptoms of arthritis, but fail to meet the American College of Rheumatology (ACR) diagnostic criteria for RA. The algorithm produces a prediction score using both laboratory and clinical data. The laboratory measures consist of C-reactive protein levels (CRP), rheumatoid factor (RF), and the presence of antibodies to cyclic citrullinated peptide antibodies (anti-CCP). The clinical measures include patient age, gender, distribution of joints involved, morning stiffness, and number of tender and swollen joints. The algorithm produces a prediction score ranging between 0 and 14; a higher score indicates a greater risk of developing RA. We believe that the Early RA Prediction Algorithm enables the treating physician to determine an appropriate course of care sooner in the disease process, based on the individual patient’s likelihood of progressing to RA, with the goal of preventing long term disability and joint damage. We acquired this personalized medicine laboratory service as part of our acquisition of Proprius.
Methotrexate (MTX) Polyglutamates Test
     The MTX Polyglutamates Test is a personalized medicine laboratory service that we are developing to assist physicians in optimizing the dosage and efficacy of MTX once therapy has been initiated in patients with RA by determining the level of MTX polyglutamates, the active metabolite of MTX. The MTX Polyglutamates Test, which we anticipate launching in late 2008, allows physicians to more rapidly titrate MTX to an appropriate therapeutic dose, and to determine whether MTX will be effective for patients based on their MTX metabolism. There is potential clinical and economic benefit to optimizing MTX therapy before considering alternate or additive treatments, such as biologic therapies. The MTX Polyglutamates Test may be a useful tool for assessing patients with RA who are partial or non-responders after being treated with MTX for more than three months. Since dose is not well correlated with therapeutic response to MTX, and up to 40% of patients do not fully respond to MTX, measurement of MTX polyglutamates can help physicians to determine whether their patients should be switched to another disease-modifying anti-rheumatic drug (DMARD) or whether the MTX dose can be increased to achieve a therapeutic level. We acquired this personalized medicine laboratory service as part of our acquisition of Proprius.

6.

Other Personalized Medicine Laboratory Services
     Through our acquisition of Proprius we also acquired a number of additional development stage diagnostic, prognostic and predictive technologies designed to provide clinically meaningful, actionable information to enhance physicians’ care of patients with RA.
Licenses, Collaborations and Acquisitions
Milnacipran Agreements
Pierre Fabre Agreements
     In January 2004, we amended and restated our existing license agreement with Pierre Fabre. Our license agreement with Pierre Fabre provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. We paid Pierre Fabre an upfront payment of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003. We also issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock in connection with an amendment to the agreement with Pierre Fabre. In February 2008, we paid Pierre Fabre $1.0 million upon the acceptance by the FDA of the NDA for milnacipran. Additionally, we are obligated to pay Pierre Fabre 5% of any upfront and milestone payments received from Forest Laboratories as a sublicense fee. We have paid Pierre Fabre an aggregate of $2.3 million under our obligation to pay 5% of any upfront and milestone payments received from Forest Laboratories and after a total of $7.5 million has been paid, any additional sublicense fees are credited against any subsequent milestone and royalty payments owed by us to Pierre Fabre. If not used, these credits are carried forward to subsequent years. Additional payments of up to a total of $3.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. Forest Laboratories assumed our obligation to pay royalties to Pierre Fabre and the transfer price for the active ingredient supplied by Pierre Fabre. Pierre Fabre retains the right to sell products in indications developed by us outside the United States and Canada, and will pay us a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by us.
     The agreement is effective until the later of the expiration of the last-to-expire of certain patents held by Pierre Fabre relating to the development of milnacipran, or ten years after the first commercial sale of a licensed product, unless terminated earlier. Each party has the right to terminate the agreement upon 90 days’ prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if such breach is not cured within 90 days following such written notice. Additionally, Pierre Fabre has the right to terminate the agreement upon 90 days’ written notice if (i) we terminate all development activities, unless the termination of activities is subject to cure within 12 months and we are using commercially reasonable efforts to cure the termination of activities, (ii) we challenge the Pierre Fabre patents and (iii) we effect a change in control in which a third party acquirer controls a serotonin norepinephrine reuptake inhibitor, or SNRI, product and certain provisions of the agreement would be breached as a result of such SNRI product, and the breach is not cured within a specified time period.
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

7.

Forest Laboratories Agreement
     In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. We selected Forest Laboratories as our development and marketing collaborator based in part on its strong franchise in central nervous system drugs and in the primary care and psychiatric markets. Under our agreement with Forest Laboratories, we sublicensed our exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada, which was exercised in July 2007. In addition, Forest Laboratories has an option for a specified time period to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees. However, we agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees was eliminated as of the fourth quarter in 2004 for the second Phase III trial only, and we paid for a majority of the external costs of the second Phase III trial only, which were approximately $9.7 million. Forest reimbursed us for one-third of the costs, or $3.2 million in February 2008 in connection with the NDA acceptance for milnacipran by the FDA. Forest will reimburse us for two-thirds of the amount, or $6.5 million, if the NDA is approved. Forest Laboratories is funding the third Phase III clinical trial, including a specified number of our employees that are assisting with the conduct of that clinical trial. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote up to 25% of the total physician details using our own sales force and would be reimbursed by Forest Laboratories in an amount equal to Forest Laboratories’ cost of providing the equivalent detailing calls. We have exercised our option to co-promote milnacipran and will detail to rheumatologists, pain centers, and physical and rehabilitation medicine specialists and are still determining the percentage or total physician details that our sales force will complete.
     We share decision making authority with Forest Laboratories, through the joint development committee, with respect to the research, development and marketing of milnacipran. In the event that the joint development committee is unable to resolve any dispute, other than any marketing related issue, Forest Laboratories and Cypress must jointly resolve such issue. With respect to any marketing related issue, Forest Laboratories has the final decision making authority. Under our agreement with Forest Laboratories and our agreement with Pierre Fabre, each party agreed to certain limitations on the development of products for FM and on the development of SNRI products.
     Under our agreement with Forest Laboratories, we received an upfront payment of $25.0 million in January 2004, of which $1.25 million was paid to Pierre Fabre as a sublicense fee. Additionally, we received the following payments from Forest: a $5.0 million milestone payment in June 2007 for the successful second Phase III trial for milnacipran, of which $250,000 was paid to Pierre Fabre as a sublicense fee; a $1.0 million license fee payment in July 2007 to extend the territory to Canada, of which $50,000 was paid to Pierre Fabre as a sublicense fee; a $5.0 million milestone payment in December 2007 upon the filing of the NDA for milnacipran, of which $250,000 was paid to Pierre Fabre as a sublicense fee; and a $10.0 million milestone payment in February 2008 upon the acceptance by the FDA of the NDA for milnacipran, of which $500,000 was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to

8.

us under the agreement could total approximately $205.0 million, of which $46.0 million has been received to date, related to the development of milnacipran for the treatment of FM, a large portion of which will depend upon achieving certain sales of milnacipran. In addition we are eligible to receive potential royalty payments based on sales of licensed product under this agreement. We believe that milnacipran may be effective in the treatment of other indications. With our development and marketing partner Forest Laboratories, we may in the future investigate the use of milnacipran in the treatment of other disorders. Should we and Forest Laboratories choose to pursue additional indications beyond FM and obtain FDA approval for such indications, we could receive up to an additional $45.0 million in milestone payments. Since we are entitled to royalty payments based on sales of any licensed product under the agreement with Forest Laboratories, we would receive royalty payments for any additional indications. The decision regarding which, if any, additional indications are pursued, is one that we make together with Forest Laboratories, through the joint development committee. Such decisions relate to the research and development of milnacipran, so in the event the joint development committee is unable to resolve any dispute regarding potential indications, Forest Laboratories and we must jointly resolve such issue.
     Forest Laboratories assumed the royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement or (iii) the last commercial sale of a generic product, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice in the event of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if the breach has not been cured within the required time period following the written notice. Forest Laboratories may also terminate our agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of an NDA or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.
Collegium Agreement
     In August 2002, we entered into a reformulation and new product agreement with Collegium Pharmaceutical, Inc., pursuant to which Collegium is attempting to develop new formulations of milnacipran and new products that are analogs of milnacipran. In January 2004, we exercised our option to acquire an exclusive license to technology developed under this agreement. In the event we commercialize any of the reformulations or new products developed under our agreement with Collegium, we will be obligated to pay Collegium milestone payments and royalty payments. The agreement with Collegium is effective until the expiration of the last-to-expire of the issued patents, if any, unless terminated earlier. Each party has the right to terminate the agreement upon 60 days’ prior written notice in the event of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if the breach has not been cured within the 60-day period following the written notice.
Acquisition of Proprius
Merger Agreement
     In March 2008, we acquired Proprius in a transaction involving an upfront payment of approximately $37.5 million in cash and an additional $37.5 million in potential milestone-related payments associated with the development of Proprius’ therapeutic candidates. The milestone payments are payable, at the sole discretion of Cypress, in cash, or up to 50% in shares of Cypress common stock, or a combination of both. We will only issue shares of our common stock in full or partial payment of any milestone payment to accredited investors, within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended, and the aggregate number of such shares issued to all accredited investors will not exceed 19.9%

9.

of the issued and outstanding shares of Cypress common stock on the date of the merger agreement. If we do issue shares of our common stock in full or partial payment of any milestone payment, the shares will be valued using a trailing 10-trading day average closing price over a period ending shortly before the relevant milestone payment to the Proprius stockholders is due. We have also agreed to file a registration statement with the Securities and Exchange Commission registering those shares for resale prior to their issuance.
          Subject to the terms of the merger agreement, the milestone payments are payable as follows:
•	$20.0 million upon the dosing of the first subject in any human phase III clinical trial involving PRO-406 (the topical non-steroidal anti-inflammatory drug [NSAID] therapy for the symptomatic treatment of osteoarthritis), that could be used, or in the case of a Phase II/II clinical trial that is used, as one of the pivotal trials required for filing a NDA. In the event that Cypress determines, in its sole discretion, to engage in a transaction (other than a change of control transaction) pursuant to which a substantial portion of the intellectual property rights owned by Cypress immediately after the effective time and necessary for the production, development and sale of PRO-406 are sold or licensed to or acquired by a third party prior to achievement of the $20.0 million milestone for PRO-406, in lieu of the $20.0 million milestone payment, the Proprius stockholders will receive 50% of the proceeds from such disposition after subtraction of Cypress’ development costs related to PRO-406, but the amount Proprius stockholders will receive cannot exceed $20.0 million; and

•	$17.5 million upon the earlier of our Board of Directors formally approving the initiation of a Phase III clinical trial for PRO-515 (the oral DMARD therapy for the treatment of RA), or the dosing of the first subject in a Phase III clinical trial involving PRO-515 or certain other product candidates.
          The nearest-term commercial services we acquired are the Early RA Prediction Algorithm and the MTX Polyglutamate Test. Both the Early RA Treatment Algorithm and the MTX Polyglutamates Test are licensed from third parties. Under the terms of these agreements, we will be obligated to pay approximately $4.2 million in the aggregate in sales milestones and a royalty based on net sales.
          At the closing of the merger, 10% of the aggregate merger consideration otherwise payable at closing was contributed to an escrow fund which will be available for 15 months to indemnify Cypress and related indemnitees for certain matters, including breaches of representations and warranties and covenants included in the merger agreement. We may only make claims against the escrow fund for breaches of representations and warranties which result in aggregate damages in excess of $250,000, after which we can recover the full amount of such damages, including the $250,000, up to the full amount of the escrow fund. Once the escrow fund has been exhausted or released, Cypress has the right to withhold and deduct amounts for certain indemnification claims related to Proprius’ capitalization, intellectual property and tax representations and warranties from milestone payments otherwise payable by Cypress. In addition, in connection with the merger all four employees of Proprius, including Michael. Walsh, the former CEO of Proprius, have entered into retention agreements with Cypress dated February 23, 2008. Pursuant to the retention agreements, 25% of the aggregate consideration each employee would have otherwise been entitled to receive upon closing of the merger will be subject to vesting restrictions until the second anniversary of the date of the retention agreements.
Agreement with AlphaRx
          In connection with the acquisition of Proprius, we assumed Proprius’ license agreement with AlphaRx, Inc. for the in-license of a topical NSAID therapy and other successor topical NSAID therapies. Future consideration under the agreement includes up to $116.0 million for the successful development and commercialization of a product and potential double-digit royalty payments.

10.

Patents, Trademarks and Proprietary Technology
     We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We seek to protect our intellectual property rights by a variety of means, including patents, maintaining trade secrets and proprietary know-how, and technological innovation to develop and maintain our competitive position. We actively seek patent protection both in the United States and internationally and have filed 8 patent applications related to FM and milnacipran. It is possible that a patent application will not issue from any of our patent applications and the breadth or scope of protection allowed under any issued patents may not provide adequate protection to protect any of our future products. We intend to enforce our patents, trademarks and brand names. We have also obtained a license from Pierre Fabre to certain patents and patent applications related to milnacipran. Under the license, which we have sublicensed to Forest Laboratories, we have rights to a method of synthesis patent for milnacipran in the United States and Canada. Both the United States patent (U.S. Patent 5,034,541) and the Canadian patent (No. 2,006,464) terminate in December 2009. The composition of matter patent for milnacipran expired in June 2002. Pursuant to the terms of the license agreement, Pierre Fabre is responsible for the prosecution and maintenance of the patents and patent applications licensed thereunder at its sole expense. In addition, Pierre Fabre has the first right to take actions with respect to the infringement or potential infringement of such patents and patent applications, except for any action in connection with an abbreviated NDA filed by a third party, and provided that we may take appropriate actions with respect to the infringement of such patents and patent applications in the United States and Canada if Pierre Fabre fails to do so within a specified period of time. Cypress or Forest Laboratories has the first right to take any action with respect to any proceeding in connection with an abbreviated NDA filed by a third party. Although we have filed use patents on milnacipran, three of which have issued (U.S. Patent 6,602,911, U.S. Patent 6,635,675, and U.S. Patent 6,992,110, all expiring in 2021), we may not be able to secure any additional patent protection and the existing patents may not ensure exclusivity through the patent term. As a new chemical entity in the United States, milnacipran also qualifies under the terms of the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act, or Hatch-Waxman Amendments, under which it would receive five years of marketing exclusivity upon marketing approval, during which time a generic milnacipran may not be approved. Even so, recent amendments to the Hatch-Waxman Amendments have been proposed and it, therefore, may not apply to us in the future.
     In connection with our acquisition of Proprius, we acquired an issued patent (U.S. patent 6,921,667, which terminates in 2023) and several patents in prosecution with respect to the MTX Polyglutamates Test and a number of patents in prosecution on the Early RA Prediction Algorithm. Although we have one issued patent covering the MTX Polyglutamates Test, we may not be able to secure any additional patent protection and the existing patent may not ensure exclusivity through the patent term. In addition, as part of our acquisition of Proprius we have acquired a family of pending U.S. and international patent applications directed to PRO-515 (the oral DMARD therapy for the treatment of RA). We have also acquired a patent family directed to PRO-406 (the topical non-steroidal anti-inflammatory drug [NSAID] therapy for the symptomatic treatment of osteoarthritis) including one issued patent (U.S. patent No. 7,138,394, which expires in 2023) and several pending U.S. and foreign patent applications. It is uncertain whether we will be able to obtain any claim with reasonable coverage for PRO-406 or PRO-515.
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

11.

     Others have filed applications for, or have been issued, patents and may obtain additional patents and other proprietary rights relating to products or processes competitive with us. The scope and validity of such patents is presently unknown. If existing or future patents are upheld as valid by courts, we may be required to obtain licenses to use technology covered by such patents.
Competition
     The pharmaceutical and diagnostic industries are highly competitive and require an ongoing, extensive search for technological innovation. They also require, among other things, the ability to effectively discover, develop, test, commercialize, market and promote products, including communicating the effectiveness, safety and value of products to actual and prospective customers, including medical professionals. Many of our competitors have greater resources than we have. This enables them, among other things, to spread their marketing and promotion costs over a broader revenue base. Other competitive factors in the pharmaceutical and diagnostic industries include quality and price, product technology, reputation, customer service and access to technical information.
     It is possible that developments by our competitors could make our products, personalized medicine laboratory services or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to provide products and services which are more effective than those of our competitors and to keep pace with rapid medical and scientific change. Sales of services and products may decline rapidly if a new service or product is introduced by a competitor, particularly if a new service or product represents a substantial improvement over any of our existing services or products. In addition, the high level of competition in our industry could force us to reduce the price at which we sell our services or products or require us to spend more to market our services or products.
     With respect to our FM program, in June 2007, the FDA approved Pfizer Inc.’s drug pregabalin (Lyrica®) for the management of FM. In addition, Eli Lilly and Company conducted a Phase III program for duloxetine (Cymbalta®) as a treatment for FM and announced in August 2007 that they filed the sNDA for FM. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it is anticipated that duloxetine, which is currently approved for the treatment of depression and neuropathic pain, is receiving some off-label use for the treatment of FM. Tricyclic antidepressants, or TCAs, which are available as inexpensive generic formulations, are also used to treat FM and will likely be less expensive than milnacipran if milnacipran receives FDA approval. The market potential for FM is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain or antidepressant therapies could decide to evaluate their current product candidates for the treatment of FM at any time. Due to the high prevalence and incidence of FM, we anticipate that most, if not all, of the major pharmaceutical companies will have significant research and product development programs in FM. We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs that we seek to develop.
     With respect to our personalized medicine laboratory services, while no other laboratory currently provides the services we anticipate providing, we will compete with several large, national laboratories including Quest Diagnostics Incorporated, or Quest, and Laboratory Corporation of America Holdings and also compete with regional and hospital laboratories. The larger competitors have substantially greater existing connections to the medical community, financial and human resources, as well as a much larger infrastructure than we do. Other companies may develop and commercialize personalized laboratory services that are more sensitive, specific, easy to use, or cost-effective than our personalized medicine laboratory services, and we may therefore be unable to compete with them in the marketplace.

12.

     Our competition for pharmaceutical products will be partially determined by the potential indications that are ultimately cleared for marketing by regulatory authorities, the timing of any clearances and market introductions and whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which we can develop milnacipran, complete the clinical trials, receive regulatory clearance and supply commercial quantities of the products to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability and patent protection.
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
     We intend to perform all our personalized medicine laboratory services in our laboratory located in San Diego, California. Despite precautions taken by us, any future natural or man-made disaster at this laboratory, such as a fire, earthquake or terrorist activity, could cause substantial delays in our operations, damage or destroy our equipment and biological samples or cause us to incur additional expenses. In the event of an extended shutdown of our laboratory, we may be unable to perform our personalized medicine laboratory services in a timely manner or at all and therefore would be unable to operate our business in a commercially competitive manner.
     In order to rely on a third party to perform our personalized medicine laboratory services, we could only use another facility with established state licensure and accreditation under The Clinical Laboratory Improvement Amendments of 1988, or CLIA. Additionally, any new laboratory opened by us would be subject to certification under CLIA and licensure by various states, which would take a significant amount of time and result in delays in our ability to begin or continue commercial operations.
Government Regulation
Therapeutic Products
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

13.

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
     Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of a product. Compounds must be formulated according to the FDA’s current good manufacturing practices, or cGMP, requirements and preclinical safety tests must be conducted by laboratories that comply with good laboratory practices, or GLP, requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application and are reviewed by the FDA before human clinical trials may begin. The IND must also contain protocols for any clinical trials that will be carried out. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA raises concerns or questions regarding the conduct of the proposed clinical trial during the 30-day waiting period. If the FDA objects to an IND application during this 30-day waiting period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials or may authorize trials only under specified terms. Such a halt, called a clinical hold, continues in effect until and unless the FDA’s concerns are adequately addressed. In some cases, clinical holds are never lifted. Imposition by the FDA of a clinical hold can delay or preclude further product development. The IND process may be extremely costly and may substantially delay product development.
     Clinical trials must be sponsored and conducted in accordance with good clinical practice, or GCP, requirements and under protocols and methodologies that, among other things:
•	ensure receipt from participants of signed consents that inform them of risks;

•	detail the protocol and objectives of the study;

•	detail the parameters to be used to monitor safety; and

•	detail the safety and efficacy criteria to be evaluated.

14.

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
     The results of the pharmaceutical development, preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA, which must be complete, accurate and in compliance with FDA regulations. The FDA may take up to 60 days after submission of an NDA to accept it for filing, indicating that the NDA is sufficiently complete to permit substantive review. Although the Prescription Drug User Fee Act (PDUFA) sets goals for FDA to complete its standard review of NDAs within 10 months, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA may convene an advisory committee of scientists, physicians and patients to advise it on the approvability of a particular application. The FDA may issue a not approvable decision on an NDA filed by us or our collaborators if the applicable scientific and regulatory criteria are not satisfied, or it may require additional clinical data and/or additional pivotal trial or trials. Moreover, after approval, the FDA may require additional post-approval testing, surveillance and safety reporting to monitor the products as part of a risk management program. Thus, even if approval for a drug is granted, it can be limited or revoked if evidence subsequently emerges casting doubt on the safety or efficacy of a product, as has happened recently with respect to several high profile marketed drugs, or if the manufacturing facility, processes or controls do not comply with regulatory requirements. Finally, an approval may entail limitations on the uses, labeling, dosage forms, distribution and packaging of the product.

15.

     Among the conditions for new drug approval is the requirement that the prospective manufacturer’s quality control, record keeping, notifications and reporting and manufacturing systems conform to the FDA’s cGMP regulations. To obtain approval, the drug manufacturing facility must be registered with the FDA and must pass a pre-approval inspection demonstrating compliance with cGMP requirements. Prior to FDA approval of the milnacipran NDA, Pierre Fabre’s facility will need to be inspected by the FDA for compliance with cGMP requirements. Manufacturing establishments also are subject to periodic, ongoing compliance inspections. In complying with the standards contained in these regulations, manufacturers must continue to expend time, money, resources and effort in order to ensure compliance. Failure to comply with these requirements can result in legal or regulatory action, including warning letters, suspension of manufacture, product seizure or recalls, injunctive action or civil or criminal penalties.
     The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label information dissemination promotion, industry sponsored scientific and educational activities and promotional activities involving the Internet. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. In addition, the Office of the Inspector General of the Department of Health and Human Services, as well as state attorneys general, enforce healthcare fraud and abuse laws that impose harsh financial penalties for the provision of kickbacks to healthcare providers or the causation of submission of false claims for federal healthcare system payment relating to unapproved uses of drug products. We will be subject to significant and burdensome regulation as we transition from a development stage company to a company with a commercialized product, if the milnacipran NDA is approved.
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
Personalized Medicine Laboratory Services
     Our personalized medicine laboratory services are tests that have been validated analytically and clinically, and regulated under CLIA. CLIA, which is implemented and enforced by the Centers for Medicare & Medicaid Services, or CMS, extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA is intended to ensure the quality and reliability of non-research laboratory testing performed on the patient samples collected in the United States and its territories by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality and inspections. We believe we will meet CLIA and state requirements for our anticipated personalized medicine laboratory service offerings, which are near commercialization, as well as those in development, and we do not anticipate that they will require FDA approval.

16.

     While CMS has had primary responsibility for regulating laboratory-developed tests, the FDA has in the past also claimed regulatory authority over laboratory-developed tests, but had stated that it was exercising enforcement discretion in not regulating laboratory-developed tests performed by high complexity, CLIA-certified laboratories. In September 2006, the FDA published a draft guidance document that described certain laboratory-developed tests that the FDA intends to regulate as in vitro diagnostic test systems (i.e., as medical devices). The FDA calls this category of laboratory-developed tests “In Vitro Diagnostic Multivariate Index Assays,” or IVDMIAs. The FDA issued a revised draft guidance pertaining to IVDMIAs in July 2007. In the revised guidance, the FDA defines an IVDMIA as a device that combines the values of multiple variables using an interpretation function to yield a single, patient-specific result that is intended for use in the diagnosis of a disease or other condition, or in the cure, mitigation, treatment, or prevention of disease, and that provides a result that cannot be independently derived or verified by the end user and whose derivation is non-transparent. The IVDMIA draft guidance, if adopted as published, would extend FDA oversight over laboratories that offer laboratory-developed tests which meet this definition. We do not believe that our Early RA Prediction Algorithm and MTX Polyglutamates Test will be subject to the recently proposed FDA regulatory guidance.
     State laws may require that laboratories and/or laboratory personnel meet certain qualifications, may specify certain quality controls or may require maintenance of certain records. For example, New York State requires us to obtain approval for any diagnostic test prior to offering it for sale or soliciting patient samples from New York. Compliance with such standards is verified by periodic inspections and requires participation in proficiency testing programs.
     In 1996, Congress passed the Health Insurance Portability and Accountability Act, or HIPAA. Among other things, HIPAA requires the U.S. Department of Heath and Human Services, or HHS, to issue regulations designed to improve the efficiency and effectiveness of the healthcare system by facilitating the transfer of health information along with protecting the confidentiality and security of health information. Specifically, Title II of HIPAA, the Administrative Simplification Act, contains four provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of data content, codes and formats used in healthcare transactions. Once we begin the anticipated commercialization of our personalized medicine laboratory services we will be subject to the HIPAA regulations and are undertaking and implementing procedures and training to comply with such HIPAA regulations. Penalties for non-compliance with HIPAA include both civil and criminal penalties. The privacy regulations protect medical records and other personal health information by limiting its use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. In addition to the federal privacy regulations, there are a number of state laws regarding the confidentiality of health information that are applicable to clinical laboratories. The penalties for violation of state privacy laws vary widely. We intend to take the necessary steps to comply with health information privacy and confidentiality statutes and regulations. Our failure to achieve or maintain compliance with changes in state or federal laws regarding privacy could result in civil or criminal penalties and could have a material adverse effect on our business. In addition, HHS has security regulations which establish standards for the security of electronic protected health information to be implemented by health plans, healthcare clearinghouses and certain healthcare providers. Our failure to achieve or maintain compliance with these regulations could result in civil or criminal penalties and could have a material adverse effect on our business.

17.

     Once we begin the anticipated commercialization of our personalized medicine laboratory services, billing and reimbursement for these services will likely be subject to significant and complex federal and state regulation. Penalties for violations of laws relating to billing federal healthcare programs and for violations of federal fraud and abuse laws include:
•	exclusion from participation in Medicare/Medicaid programs;

•	asset forfeitures;

•	civil and criminal fines and penalties; and

•	the loss of various licenses, certifications and authorizations necessary to operate our business.
     The federal Occupational Safety and Health Administration, or OSHA, has established extensive requirements relating specifically to workplace safety for healthcare employers which also cover our laboratory. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, such as HIV and hepatitis B and C, including preventing or minimizing any exposure through sharps or needle stick injuries. There are similar state requirements with which we also must comply.
Employees
     As of March 5, 2008, we employed 23 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.
Available Information
     Our website address is www.cypressbio.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.
Item 1A. Risk Factors
Risks related to our business
The FDA approval of milnacipran or any future product candidate is uncertain and will involve the commitment of substantial time and resources.
     The FDA has accepted the NDA application for milnacipran for review, but we may not receive regulatory approval from the FDA or any other regulatory body required for the commercial sale of milnacipran, or any future products in the United States for any number of reasons. In addition, even if we do obtain approval to market milnacipran, the approval process by the FDA may extend beyond the target PDUFA action date at the end of October 2008 due to additional data or analyses that the FDA may request.
     There are limited data supporting the use of milnacipran for the treatment of FM and such data have been generated by us. Although milnacipran is currently being sold by Pierre Fabre outside North America for a non-pain indication, it has only completed testing as a treatment for FM in our Phase II trial and our two Phase III trials. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. In September 2005, we reported top line

18.

results from our first Phase III clinical trial for patients with FM and our trial did not achieve statistical significance on our prospectively specified primary endpoint. Although we submitted the NDA using our first and second Phase III clinical trials around the end of 2007, based in part on an FDA recommended re-analysis of the first Phase III trial, and the NDA has been accepted, the FDA may not ultimately accept the first trial as one of the registration quality studies necessary to support NDA approval and may find that the conditions of the Special Protocol Assessment have not been met. It is also possible that our ongoing third Phase III trial for milnacipran will not achieve statistical significance or will otherwise generate data that is unfavorable. In addition, we do not anticipate obtaining results from our third Phase III trial until the second half of 2008. Although we believe based on our analysis of the data, that the effect of milnacipran has been durable in clinical trial patients studied to date, further studies may prove that any positive effects from patients taking milnacipran may not be durable. Further, all or any of our clinical trials may reveal that milnacipran is not safe. If milnacipran is not demonstrated to be a safe and effective treatment for FM to the satisfaction of the FDA or other regulatory agencies we will not receive regulatory approval and our business would be materially harmed. Furthermore, recent publicity related to drug safety issues in the market, as well as enhanced statutory authority of the FDA in the area of drug safety, may make approval of any drug by the FDA more difficult.
          The regulatory approval of a new drug typically takes many years and the outcome is uncertain. Despite the time and resources expended, regulatory approval is never guaranteed. If we fail to obtain regulatory approval for milnacipran, or any future therapeutic product candidates, we will be unable to market and sell any therapeutic products and therefore may never generate any revenues from therapeutic product sales or become profitable. In addition, our collaborators, or our third-party manufacturers’ failure to comply with the FDA and other applicable United States or foreign regulations may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve new drug approval applications.
          As part of the regulatory approval process, we must conduct, at our own expense, preclinical research and clinical trials for each product candidate sufficient to demonstrate its safety and efficacy to the satisfaction of the FDA and other regulatory agencies in the United States and other countries where the product candidate will be marketed if approved. The number of preclinical studies and clinical trials that will be required varies depending on the product, the disease or condition that the product is in development for and the regulations applicable to any particular product. The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable regulations and standards, including the cGMP requirements. The FDA can delay, limit or decline to grant approval for many reasons, including:
•	a product candidate may not be safe or effective;

•	we may not achieve statistical significance for the primary endpoint;

•	FDA officials may interpret data from preclinical testing, clinical trials, and/or pharmacovigilance data from use of milnacipran outside of the United States in different ways than we interpret such data;

•	the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of any future collaborators or contract manufacturers, including Pierre Fabre’s facility for the manufacture of the active ingredient in milnacipran;

•	the FDA may change its approval policies or adopt new regulations; and

•	the FDA may request additional data.

19.

We may not successfully integrate the business or personnel we recently acquired in connection with our acquisition of Proprius.
          As part of our strategy, we are actively evaluating potential strategic transactions, including the acquisitions of products, product candidates, technologies and companies, in order to expand our product pipeline and service offerings. We recently acquired Proprius, a formerly private San Diego-based personalized medicine laboratory services and specialty pharmaceutical company and now one of our subsidiaries. We do not have any experience in the personalized medicine laboratory services business and face many challenges with respect to the integration of the two companies. Our acquisition of Proprius will expose us to operational and financial risks, including:
•	higher development or commercialization costs than we anticipate for the personalized medicine laboratory services and therapeutic products;

•	challenges with running a services business;

•	higher than expected licensing and integration costs;

•	exposure to liabilities of licensed and acquired intellectual property, compounds, products and services; and

•	disruption of our business and diversion of our management’s time and attention as part of integrating Proprius’ business with our operations.
          We will devote significant resources to our new business and we may fail to realize the anticipated benefit of this strategic transaction with Proprius.
We may not be successful in creating a commercial infrastructure.
          We intend to create a commercial infrastructure in order to launch our diagnostic business but may not be successful in so doing by the end of 2008, or at all, especially in light of the fact that we currently do not have a sales force. We also have exercised our co-promotion right which will also us to co-promote milnacipran under our agreement with Forest Laboratories and be paid by Forest for the milnacipran portion of the sales details. The co-promotion right is subject to our building our own marketing and sales capabilities, and we currently do not have the ability to directly sell, market or distribute any product. Many of our competitors have significantly greater experience than we do in selling, marketing and distributing products and services, and we may not be able to compete successfully with them with the sales force we develop. Although we intend to build a sales force to launch our personalized medicine laboratory services business, this may not occur in a timely fashion, or at all. If it does not occur in a timely fashion, we may lose our co-promotion right with respect to milnacipran. Also, because we may begin creating our sales force prior to the date on which we will obtain information with respect to the FDA’s decision whether or not to approve milnacipran for FM, and because milnacipran may never be approved, we may never realize the strategic synergies that would have been obtained if a portion of our sales force was funded by Forest Laboratories, and we may consequently incur greater commercial costs to promote the personalized medicine laboratory services. Even though we intend to offer, over time, integrated diagnostic and therapeutic services through the same sales organization, this may not facilitate greater physician access or improve the quality of the sales call, and it may not help establish Cypress as a leader targeting these specific specialists.

20.

          In the event that our agreement with Forest Laboratories is terminated, or with respect to any other product we may develop which is not covered by our collaboration with Forest Laboratories, we would have to obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force, or build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms to establish sales, marketing and distribution capabilities of our own. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful.
We are dependent on our collaboration with Forest Laboratories to develop and commercialize milnacipran and to obtain regulatory approval. Events or circumstances may occur that delay or prevent the development and commercialization of milnacipran.
          Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of milnacipran, for all indications in the United States. Forest exercised its option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States and Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Forest Laboratories is responsible for funding the development of milnacipran, including clinical trials and regulatory approval, other than the external costs of the second Phase III trial, which we have funded, and the remainder of such funded costs are reimbursable to us in the event the NDA is approved by the FDA. If the FDA approves milnacipran, Forest Laboratories will also have primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of milnacipran. Further, it is possible that they may terminate development and our license agreement with them. Even if they continue to develop milnacipran, they may do so on a slower timeline than originally predicted. We are conducting a third Phase III clinical trial for which target enrollment is 1,000 patients and our development timeline could be extended beyond our current expectation, which is that we will have results from this clinical trial in the second half of 2008. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to establish the safety and efficacy of milnacipran, obtain regulatory approvals and achieve market acceptance of milnacipran for the treatment of FM.
     We are subject to a number of additional risks associated with our dependence on our collaboration with Forest Laboratories, including:
•	Forest Laboratories could fail to devote sufficient resources to the development, approval, commercialization, or marketing and distribution of any products developed under our collaboration agreement, including by failing to develop specialty sales forces if such sales forces are necessary for the most effective distribution of any approved product;

•	We and Forest Laboratories could disagree as to development plans, including the number and timing of clinical trials or regulatory approval strategy, or as to which additional indications for milnacipran should be pursued, if any, and therefore milnacipran may never be developed for any indications other than FM;

•	Forest Laboratories could independently develop, develop with third parties or acquire products that could compete with milnacipran, including drugs approved for other indications used by physicians off-label for the treatment of FM;

21.

•	Forest Laboratories could stop the ongoing third Phase III clinical trial of milnacipran for the treatment of FM or any other clinical trials for milnacipran or abandon or underfund the development of milnacipran, repeat or conduct additional clinical trials or require a new formulation of milnacipran for clinical testing, or delay the commencement of any additional clinical trials for milnacipran for the treatment of FM; and

•	Disputes regarding the collaboration agreement that delay or terminate the development, commercialization or receipt of regulatory approvals of milnacipran, may delay or prevent the achievement of clinical or regulatory objectives that would result in the payment of milestone payments or result in significant litigation or arbitration.
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
All of our personalized medicine laboratory services are going to be performed at a single laboratory and, in the event this facility was to be affected by man-made or natural disasters, our operations could be severely impaired.
     We intend to perform all our diagnostic testing services in our laboratory located in San Diego, California. Despite precautions taken by us, any future natural or man-made disaster at this laboratory, such as a fire, earthquake or terrorist activity, could cause substantial delays in our operations, damage or destroy our equipment and biological samples or cause us to incur additional expenses. In the event of an extended shutdown of our laboratory, we may be unable to perform our diagnostic testing services in a timely manner or at all and therefore would be unable to operate our business in a commercially competitive manner. We cannot assure you that we could recover quickly from a serious natural or man-made disaster or that we would not permanently lose customers as a result of any such business interruption. This could harm our operating results and financial condition.
     In order to rely on a third party to perform our diagnostic testing services, we could only use another facility with established state licensure and accreditation under CLIA. We may not be able to find another CLIA-certified facility and comply with applicable procedures, or find any such laboratory that would be willing to perform the tests for us on commercially reasonable terms. Additionally, any new laboratory opened by us would be subject to certification under CLIA and licensure by various states, which would take a significant amount of time and result in delays in our ability to begin operations.
Failure to timely or accurately bill for our personalized medicine laboratory services could have a material adverse effect on our net revenues and bad debt expense.
     Billing for diagnostic testing can be extremely complicated. Depending on the billing arrangement and applicable law, we must bill various payors, such as insurance companies, Medicare, Medicaid, physicians, hospitals, employer groups and patients, all of which have different billing requirements. Additionally, compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further complexity to the billing process. Changes in laws and regulations could negatively impact our ability to bill our clients or increase our costs. CMS also establishes procedures and continuously evaluates and implements changes to the reimbursement process for billing government programs.

22.

     Missing or incorrect information on test requisitions adds complexity to and slows the billing process, creates backlogs of unbilled tests, and generally increases the aging of accounts receivable and bad debt expense. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing federal healthcare programs could also lead to various penalties, including:
•	exclusion from participation in Medicare/Medicaid programs;

•	asset forfeitures;

•	civil and criminal fines and penalties; and

•	the loss of various licenses, certificates and authorizations necessary to operate our business.
     Any of these penalties or sanctions could have a material adverse effect on our results of operations or cash flows.
We rely upon an exclusive license from Pierre Fabre in order to develop and sell our milnacipran product candidate, and our ability to pursue the development and commercialization of milnacipran for the treatment of FM depends upon the continuation of our license from Pierre Fabre.
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
     Pursuant to our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the compound used as the active pharmaceutical ingredient in our milnacipran product candidate. Neither we nor Forest Laboratories have facilities for the manufacture of milnacipran. Currently, Pierre Fabre manufactures the active ingredient of milnacipran in its facility in Gaillac, France. Pierre Fabre is the only worldwide supplier of the active ingredient of milnacipran that is currently approved for sale for a non-pain indication outside the United States, but is not approved for sale in the United States. If any product is commercialized under the agreement, Pierre Fabre or its sublicensee will have the exclusive right to manufacture the active ingredient used in our commercial product. If

23.

milnacipran is commercialized for use in the United States, Pierre Fabre’s facility or its sublicensee will need to be inspected by the FDA for compliance with current good manufacturing practices, or cGMP, requirements. Due to the projected commercial quantities of milnacipran that we may require and to provide a second manufacturing site, Pierre Fabre has agreed that within a certain time period after commercial launch of milnacipran, it will qualify an additional manufacturing facility. We do not have control over Pierre Fabre’s compliance with cGMP requirements or Pierre Fabre’s compliance with its obligation to qualify a second manufacturing facility. If Pierre Fabre fails or is unable to provide, in a timely and economic manner, required quantities of the active ingredient that Forest Laboratories or we request for clinical purposes, our development program could be delayed. In addition, if Pierre Fabre fails to timely and economically supply us sufficient quantities for commercial sale, if milnacipran is ever commercialized, our product sales and market acceptance of the product could be adversely affected.
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
     Under our agreements with Pierre Fabre and Forest Laboratories, Forest Laboratories has agreed to pay Pierre Fabre and us a royalty, in the event that Forest Laboratories sells a product other than milnacipran for FM for a specified period of time, which shall not be less than three years. We are, in turn, obligated to pay a portion of the royalty we receive from Forest Laboratories to Pierre Fabre. In addition, each of us is subject to limitations related to each party’s development of any serotonin norephinephrine reuptake inhibitor, or SNRI, products other than milnacipran. These limitations include: (i) a prohibition on developing an SNRI product for specified indications for which milnacipran is being developed; and (ii) a prohibition on developing an SNRI product for any indication for a specified time period, and after such specified time period, a requirement that if one of the parties launches and sells an SNRI product that is prescribed off-label for any indication for which milnacipran is being developed, the selling party must reimburse the other parties for lost sales due to the off-label use.
Provisions in our collaboration agreement with Forest Laboratories and our license agreement with Pierre Fabre may prevent or delay a change in control.
     Our collaboration agreement with Forest Laboratories provides that Forest Laboratories may elect to terminate our co-promotion rights for milnacipran or any other product developed under the collaboration agreement and we may lose our decision-making authority with respect to the development of milnacipran if we engage in a merger, consolidation or sale of all or substantially all of our assets, or if another person or entity acquires at least 50% of our voting capital stock. Our license agreement with Pierre Fabre provides that Pierre Fabre may elect to terminate the agreement upon a change in control transaction in which a third party acquirer of us controls an SNRI product, and the acquirer does not take certain actions (e.g., divestiture of such SNRI product) within a specified time period to cure the breach of certain restrictions in the agreement that results from such SNRI product. These provisions may have the effect of delaying or preventing a change in control or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring us.

24.

We are at an early stage of development and we do not have and may never develop any commercial services or products that generate revenues.
     We are at an early stage of development as a biotechnology company and do not have any commercial services or products. Our current product and services candidates, as well as any future products and services that we may acquire or develop, will require significant additional development, appropriate regulatory approval, and additional investments before they can be commercialized, if ever. Our product development and product acquisition efforts may not lead to commercial services or drugs, either because the service and product candidates are not shown to be safe and effective, or because we have inadequate financial or other resources to pursue clinical development of the service and product candidate or because the FDA, CMS or state authorities do not grant or otherwise withdraw or revoke a regulatory approval. For example, in mid-2006, we discontinued our obstructive sleep apnea program because our Phase IIa trials did not support continued development. In addition, we may not achieve our internal timelines, including reporting results from our third Phase III clinical trial for milnacipran in the second half of 2008.
     Rheumatologists do not currently use personalized medicine laboratory services to predict which of their patients with undifferentiated arthritis will go on to develop RA, or to determine the level of MTX polyglutamates among their patients on MTX. We may be unable to drive awareness of, and to establish the clinical need for, these personalized medicine laboratory services, and therefore may be unable to successfully commercialize these products and services.
     Further, if we are unable to commercialize the MTX Polyglutamates Test and the Early RA Prediction algorithm, or any of the other personalized medicine laboratory services under development as part of the Proprius acquisition, are unable to develop the topical NSAID and RA treatment under development as part of the Proprius acquisition, and Forest Laboratories and Cypress are unable to develop milnacipran as a commercial drug in the United States, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital and may cease our operations. Even if we do commercialize any product or personalized medicine laboratory service, we still may not ever achieve profitability.
If we receive regulatory approval for milnacipran or any other future product candidate, and secure and maintain regulatory approvals related to our personalized medicine laboratory services, we will be subject to ongoing FDA, CLIA and state regulatory obligations and continuing regulatory review by applicable regulatory authorities.
     Any regulatory approvals that we or our collaborators receive for milnacipran or any future product candidates will be limited to the indications, dosages and restrictions on the product label. We currently are seeking approval for milnacipran in the treatment of FM. The FDA may not approve milnacipran for our preferred indication at all, may approve milnacipran for a more limited indication, or may impose additional limitations on the indicated uses or require post-marketing surveillance or the performance of potentially costly post-marketing studies. Even if we receive FDA and other regulatory approvals, as we have seen with other products on the market for pain, milnacipran or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. The most common treatment emergent adverse events during the placebo-controlled clinical trials of milnacipran for FM included nausea (37% vs. 20% placebo), headache (18% vs. 14% placebo), constipation (16% vs. 4% placebo), hot flashes (12% vs. 2% placebo), hyperhidrosis (9% vs. 2% placebo), vomiting (7% vs. 2% placebo), palpitations (7% vs. 2% placebo), heart rate increase (6% vs. 1% placebo), dry mouth (5% vs. 2% placebo) and hypertension (5% vs. 2% placebo). Any marketed product and its manufacturer continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of

25.

regulations could result in restrictions on the product, including its withdrawal from the market. Federal and state regulatory approvals we may receive related to planned or future personalized medicine laboratory services will mandate specific clinical laboratory approval standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality and inspections, and our failure to meet and maintain those approvals could adversely affect our ability to offer personalized medicine laboratory products and services. In addition, the FDA has in the past and may in the future claim regulatory authority over laboratory-developed tests, in which event our personalized medicine laboratory services may directly or indirectly become subject to FDA approval.
If advances in technology allow others to perform diagnostic tests which are similar to or better than ours or to perform such services in a more efficient or cost-effective manner than is currently possible, our personalized medicine laboratory services may not meet with demand in the marketplace or the demand for these services may decrease.
     The diagnostic industry is characterized by rapidly advancing technology that may enable clinical laboratories, hospitals, physicians or other medical providers to perform personalized medicine laboratory services similar to or better than ours in a more efficient or cost-effective manner than is currently possible. In the event that we launch our personalized medicine laboratory services, and then other advances in technology result in a decreased demand for our personalized medicine laboratory services, our financial condition and results of operations would be harmed. In addition, in order for our business to be successful, we may need to develop new diagnostic tests or improve existing diagnostic tests. There is no assurance, however, that we will be able to develop or improve these personalized medicine laboratory services in the future. Even if we successfully develop such services in a timely manner, these new tests may not be utilized by our customers. If we fail to develop new services or release new or improved tests on a timely basis, or if such tests do not obtain market acceptance, our financial condition and results of operations could also be harmed.
We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize milnacipran or any of our other future product candidates.
     As of March 5, 2008, we had only 23 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran, or any of our other future product candidates.
Even if our product candidates are approved or our personalized medicine laboratory service candidates are commercialized, the market may not accept these products or services.
     Even if our service and product development efforts are successful and even if the requisite regulatory approvals are obtained, the MTX Polyglutamates Test, the Early RA Prediction Algorithm, milnacipran, or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The FDA has only approved the first drug recently for the management of FM, and we cannot predict whether milnacipran, if approved, will gain

26.

market acceptance. A number of additional factors may limit the market acceptance of our services and products including the following:
•	timing of market entry relative to competitive services and products;

•	extent of marketing efforts by us and third-party distributors or agents retained by us;

•	rate of adoption by healthcare practitioners;

•	rate of a product’s acceptance by the target community;

•	availability of alternative therapies;

•	price of our services and products relative to alternative therapies;

•	availability of third-party reimbursement; and

•	the prevalence or severity of side effects or unfavorable publicity concerning our products or similar products.
          If the MTX Polyglutamates Test, the Early RA Prediction Algorithm, milnacipran, or any future product candidates that we may develop do not achieve market acceptance, we may lose our investment in that product candidate, which may cause our stock price to decline.
Our competitors may develop and market products and services that are less expensive, more effective or safer, which may diminish or eliminate the commercial success of any products or services we may commercialize.
          The pharmaceutical and diagnostic industries are highly competitive and require an ongoing, extensive search for technological innovation. They also require, among other things, the ability to effectively discover, develop, test, commercialize, market and promote products, including communicating the effectiveness, safety and value of products to actual and prospective customers, including medical professionals. Many of our competitors have greater resources than we have. This enables them, among other things, to spread their marketing and promotion costs over a broader revenue base. Other competitive factors in the pharmaceutical and diagnostic industries include quality and price, product technology, reputation, customer service and access to technical information.
          It is possible that developments by our competitors could make our products, personalized medicine laboratory services or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to provide products and services which are more effective than those of our competitors and to keep pace with rapid medical and scientific change. Sales of our existing product candidates, if initiated, may decline rapidly if a new product is introduced by a competitor, particularly if a new product represents a substantial improvement over any of our existing products. In addition, the high level of competition in our industry could force us to reduce the price at which we sell our products or require us to spend more to market our products.
          With respect to our FM program, in June 2007, the FDA approved Pfizer Inc.’s drug pregabalin (Lyrica®) for the management of FM. In addition, Eli Lilly and Company conducted a Phase III program for duloxetine (Cymbalta®) as a treatment for FM and announced in August 2007 that they filed the sNDA for FM. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it is anticipated that duloxetine, which is currently approved for the treatment of depression and neuropathic pain, is receiving some off-label use for the treatment of FM. Tricyclic antidepressants, or TCAs, which are available as inexpensive generic formulations, are also used to treat FM and will likely be less expensive than milnacipran if milnacipran receives FDA approval.

27.

          The market potential for FM is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain or antidepressant therapies could decide to evaluate their current product candidates for the treatment of FM at any time. Due to the high prevalence and incidence of FM, we anticipate that most, if not all, of the major pharmaceutical companies will have significant research and product development programs in FM. We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs that we seek to develop.
          With respect to our personalized medicine laboratory services, we compete with several large, national laboratories including Quest Diagnostics Incorporated, or Quest, and Laboratory Corporation of America Holdings, and also compete with regional and hospital laboratories. The larger competitors have substantially greater financial and human resources, existing access to the medical community, as well as a much larger infrastructure than we do. Other companies may develop personalized medicine laboratory services that are more sensitive, specific, easy to use, or cost-effective than our personalized medicine laboratory services, and we may therefore be unable to compete with them in the marketplace.
          Our competition for pharmaceutical products will be partially determined by the potential indications that are ultimately cleared for marketing by regulatory authorities, the timing of any clearances and market introductions and whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which we can develop milnacipran, complete the clinical trials, receive regulatory clearance and supply commercial quantities of the product to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability and patent protection.
We have agreed to pay certain external expenses associated with our second Phase III clinical trial evaluating milnacipran for FM and may never receive the second payment of approximately $6.5 million.
          We paid for the majority of the external costs of the second Phase III clinical trial evaluating milnacipran for FM, which were approximately $9.7 million. Forest has repaid us $3.2 million and will repay the additional two-thirds of the amount, or approximately $6.5 million, only if the NDA is approved. It is possible that the NDA may not be approved by the FDA, in which event we would not be reimbursed by Forest Laboratories for the $6.5 million in expenses we funded in connection with the second Phase III clinical trial.
We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to our product candidates or personalized medicine laboratory services, could hinder or prevent our product candidate’s or personalized medicine laboratory services’ commercialization success.
          The continuing efforts of the government, insurance and managed care organizations and other health care payors to contain or reduce prescription drug costs may adversely affect:
•	our ability to set a price we believe is fair for our products and services;

•	our ability to generate revenues and achieve or maintain profitability;

•	the future revenues and profitability of our potential customers, suppliers and collaborators; and

•	the availability of capital.

28.

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
     Market acceptance of our personalized medicine laboratory services and the majority of our anticipated diagnostics sales will likely depend, in large part, on the availability of adequate payment or reimbursement from insurance plans, including government plans such as Medicare, managed care organizations, private insurance plans and other third-party payors. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that a service is not experimental or investigational, and that it is medically necessary, appropriate for a specific patient, cost effective or supported by peer-reviewed publications. Because each third-party payor individually approves payment or reimbursement, obtaining these approvals can be a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of these services to each third-party payor separately with no assurance that approval will be obtained. This individualized process or any action by the government negatively affecting payment for or reimbursement of our services can delay the market acceptance of new services and may have a negative effect on our revenues and operating results.
     We believe third-party payors are increasingly limiting coverage for personalized medicine laboratory services, and in many instances are exerting pressure on service suppliers to reduce their prices. Consequently, third-party payment or reimbursement may not be consistently available or adequate to cover the cost of our services. Additionally, third-party payors who have previously approved a specific level of payment or reimbursement may reduce that level. Under prospective payment systems, in which healthcare providers may be paid or reimbursed a set amount based on the type of diagnostic procedure performed, such as those utilized by Medicare and in many private managed care systems, the cost of our personalized medicine laboratory services may not be justified and reimbursed. Any limitations on payment or reimbursement for our services could limit our ability to commercialize and sell new services or to continue to sell our existing services, or may cause the selling prices of our existing services to be reduced, which would adversely affect our revenues and operating results.
We rely on our employees and consultants for their scientific and technical expertise in connection with our business operations.
     We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of March 5, 2008, we had only 23 full-time employees and therefore, we rely heavily on each of our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran or any future product candidates. We expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.

29.

     Our employment agreement with our chief executive officer provides for “at will” employment, which means that he may terminate his services to us at any time. In addition, although we have employment agreements with the four employees that joined us in connection with the acquisition of Proprius, they may choose to terminate services to us at any time. Were these employees to terminate their services with us, our ability to integrate Proprius’ operations with our own and effectively direct Proprius’ business would be diminished, at least temporarily. There is no guarantee that these employees will remain with Cypress. In addition, our scientific advisors may terminate their services to us at any time.
We may be subject to product liability claims that could cause us to incur liabilities beyond our insurance coverage.
     We plan to continue conducting clinical trials on humans using milnacipran and our other Proof of Concept stage development candidates and the use of milnacipran and these other development candidates may result in adverse effects. Although we are aware that there are side effects associated with milnacipran and these other development candidates, we cannot predict all possible harm or side effects that may result from the treatment of patients with milnacipran or any of our future product candidates, and the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities. We currently maintain $10,000,000 in insurance for product liability claims. We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.
We have a history of operating losses and we may never be profitable.
     We have incurred substantial losses during our history. For the years ended December 2006 and 2005, we incurred net losses of $8.3 million and $7.7 million, respectively. As of December 31, 2007, we had an accumulated deficit of $150.0 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran, and our ability to develop, market and commercialize our personalized medicine laboratory services and any other products we may develop. We may not generate revenue from the sale of products for the next few years or become profitable in the foreseeable future and may never achieve profitability.
We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or discontinue the completion of any proposed acquisitions or adversely affect our ability to realize the expected benefits of any completed acquisitions.
     We will incur certain non-reimbursable expenses in connection with the development of milnacipran, and will also incur costs in the development of the personalized medicine laboratory services and therapeutic products that we acquired in connection with the acquisition of Proprius, and in building our sales force and the exercise of our co-promotion right for milnacipran. We are also incurring expenses in connection with our proof of concept trials, the evaluation of potential acquisitions or other strategic transactions and will incur additional expenses in the event we close any such transactions or enter into any co-promotion, in-licensing or collaboration agreements in connection with any such transactions. We may also be required to pay up to $37.5 million in potential milestone-related payments associated with the development of certain therapeutic candidates acquired in our merger with Proprius. We do not have any committed external sources of funding and we will likely need to raise additional capital through the sale of equity or debt. The amount of capital we will require will depend upon many factors, including but not limited to, the size and timing of our proposed sale force, how much is ultimately required to develop the products and personalized medicine laboratory services we acquired in connection with our acquisition of Proprius, the evaluation and potential closing of any strategic transactions and the development strategy for milnacipran. If we are unable to raise capital when we need it, we may have to scale back or discontinue the evaluation or completion of any proposed acquisitions or strategic transaction(s).

30.

Raising additional funds by issuing securities, or through collaboration and licensing arrangements, may cause dilution to existing stockholders, restrict our operations, or require us to relinquish propriety rights.
          We may attempt to raise additional funds through public or private equity offerings, as we did in June 2007 with a public equity offering, or through debt financings or corporate collaborations and licensing arrangements. For example, under our reformulation and new product agreement with Collegium Pharmaceutical, Inc., or Collegium, Collegium may require that any milestone payments we are required to make to Collegium be paid with shares of our common stock. In addition, the potential milestone payments due to the stockholders of Proprius may be paid in up to 50% stock of Cypress, at our election. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership percentage will be diluted. In addition, if we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish potential valuable rights to our potential products on terms that are not favorable to us.
We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income.
          We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. All unused federal net operating losses will expire 15 or 20 years after any year in which they were generated. The carryforward period is 15 years for losses incurred prior to 1996 and 20 years for losses incurred subsequent to 1997. Our federal net operating losses will begin to expire this year, in 2008, and our California tax loss carryforwards will begin to expire in 2012. Additionally, the future utilization of our net operating loss carryforwards to offset future taxable income is subject to annual limitations, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that have occurred in prior years, which could prevent us from fully utilizing our net operating loss carryforwards.
Our stock price has been very volatile and will likely continue to be volatile.
          The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2005 through December 31, 2007, the low and high sales prices for our common stock ranged from $4.31 to $18.20. For the year ended December 31, 2007, our low and high sales prices were $6.91 and $18.20, respectively. As of December 31, 2007, the last reported sale price of our common stock was $11.03. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We expect our stock price to be volatile in the near future. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:
•	the results of the FDA’s review of the NDA that we submitted for milnacipran for the treatment of FM;

•	the results of any clinical trials for milnacipran;

•	development of our personalized medicine laboratory services and other product candidates;

•	our ability to integrate the Proprius business and its employees;

•	developments in our relationship with Forest Laboratories, including the termination of our agreement;

31.

•	developments in our relationship with Pierre Fabre, including the termination of our agreement;

•	our entering into, or failing to enter into, an agreement for the acquisition of any products, product candidates or companies, or an agreement with any corporate collaborator;

•	our available cash;

•	announcements of technological innovations or new products by us or our competitors;

•	developments in our patent or other proprietary rights;

•	fluctuations in our operating results;

•	litigation initiated by or against us;

•	developments in domestic and international governmental policy or regulation; and

•	economic and other external factors or other disaster or crisis.
The concentration of ownership among our existing officers, directors and principal stockholders may result in the entrenchment of management, prevent other stockholders from influencing significant corporate decisions and depress our stock price.
          As of December 31, 2007, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 34% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.
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

32.

We expect to continue incurring significant costs as a result of enacted and proposed changes in laws and regulations relating to corporate governance matters.
          Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and by the NASDAQ Stock Market LLC, have and we expect will continue to result in significant costs to us. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of internal control over financial reporting has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant financial resources and management time related to compliance activities. Additionally, these laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors view of us.
     In connection with the completion of the audit of our financial statements for the year ended December 31, 2007 by our independent public accountants, Ernst and Young LLP, we noted material weaknesses in our internal control over financial reporting related to our cash and cash equivalents and short-term investments and the appropriate classification of such securities. We have implemented measures to remedy the deficiencies in the first quarter of 2008. We believe these new controls will adequately address these material weaknesses. We plan to continue to monitor the effectiveness of our controls and procedures on an ongoing basis and will take further action, as appropriate.

33.

Risks related to our intellectual property
We rely primarily on method of use patents to protect our proprietary technology for the development of milnacipran, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.
     Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology. The composition of matter patent for milnacipran (U.S. Patent 4,478,836) expired in June 2002. Accordingly, we rely on the patent for the method of synthesis of milnacipran (U.S. Patent 5,034,541), which expires on December 27, 2009 and was assigned to Pierre Fabre and licensed to us and on patents on the method of use of milnacipran to treat symptoms of FM (U.S. Patent 6,602,911, which we refer to as the ’911 patent), the method of use of milnacipran to treat pain (U.S. Patent 6,992,110) and the method of use of milnacipran to treat symptoms of chronic fatigue syndrome (U.S. Patent 6,635,675) issued to us, to protect our proprietary technology with respect to the development of milnacipran. The method of use patent directly relevant to our current milnacipran product candidate is the ’911 patent; the other two method of use patents may have future applicability. We have also filed additional patent applications related to milnacipran and to the use of milnacipran for FM (and other related pain syndromes and disorders), although no patents have issued on these patent applications. Because there is no patent protection for the composition of matter of milnacipran, other companies may be able to sell milnacipran in competition with us and Forest Laboratories for indications for which we do not have use patent protection unless we and Forest Laboratories are able to obtain additional protection through milnacipran-related patents or additional use patents that may issue from our pending patent applications or other regulatory exclusivity. It may be more difficult to establish infringement of methods of synthesis, formulation or use patents as compared to a patent on a compound. If we or Forest Laboratories are not able to obtain and enforce these patents, a competitor could use milnacipran for a treatment or use not covered by any of our patents.
In connection with our acquisition of Proprius, we acquired an issued patent (U.S. patent 6,921,667, which terminates in 2023) and several patents in prosecution with respect to the MTX Polyglutamates Test and a number of patents in prosecution on the Early RA Prediction Algorithm. Although we have one issued patent covering the MTX Polyglutamates Test we may not be able to secure any additional patent protection and the existing patent may not ensure exclusivity through the patent term. In addition, as part of our acquisition of Proprius we have acquired a family of pending U.S. and international patent applications directed to PRO-515 (the oral DMARD therapy for the treatment of RA). We have also acquired a patent family directed to PRO-406 (the topical non-steroidal anti-inflammatory drug [NSAID] therapy for the symptomatic treatment of osteoarthritis) including one issued patent (U.S. patent No. 7,138,394, which expires in 2023) and several pending U.S. and foreign patent applications. It is uncertain whether we will be able to obtain any claim with reasonable coverage for PRO-406 or PRO-515.
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

34.

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
          Others may file patent applications or obtain patents on similar technology or compounds that compete with milnacipran for the treatment of FM. We cannot predict the breadth of claims that will be allowed and issued in patent applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. We may infringe on intellectual property rights of others without being aware of the infringement. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.
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
          Our commercial success depends on obtaining and maintaining proprietary rights to our product and service candidates and technologies and their uses as well as successfully defending these rights against third party challenges. We will only be able to protect our product and service candidates, proprietary technologies and their uses from unauthorized use by third parties to the extent that valid and enforceable patents or effectively-protected trade secrets cover them.
          Our ability to obtain patent protection for our product and service candidates and technologies is uncertain due to a number of factors, including:
•	we may not have been the first to make the inventions covered by our pending patent applications or issued patents;

•	we may not have been the first to file patent applications for our product and service candidates or the technologies we rely upon;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

35.

•	our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

•	any or all of our pending patent applications may not result in issued patents;

•	we may not seek or obtain patent protection in all countries that will eventually provide a significant business opportunity;

•	any patents issued to us or our collaborators may not provide a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

•	some of our technologies may not be patentable;

•	others may design around our patent claims to produce competitive products which fall outside of the scope of our patents; or

•	others may identify prior art which could invalidate our patents.
          Even if we obtain patents covering our product and service candidates or technologies, we may still be barred from making, using and selling our product candidates or technologies because of the patent rights of others. Others may have filed and in the future are likely to file patent applications covering compounds, assays, genes, gene products or therapeutic or diagnostic products that are similar or identical to ours. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of the fields in which we are developing products and services. These could materially affect our ability to develop our product and service candidates or sell our products and services. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product and service candidates or technologies may infringe. These patent applications may have priority over patent applications filed by us. Disputes may arise regarding the ownership or inventorship of our inventions. It is difficult to determine how such disputes will be resolved. Others may challenge the validity of our patents. If our patents are found to be invalid we will lose the ability to exclude others from making, using or selling the inventions claimed therein.
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
          There is significant litigation in the industry regarding patent and other intellectual property rights. We may be exposed to future litigation by third parties based on claims that our product and service candidates, technologies or activities infringe the intellectual property rights of others. If our drug development activities are found to infringe any such patents, we may have to pay significant damages. There are many patents relating to chemical compounds and the uses thereof. If our compounds are found to infringe any such patents, we may have to pay significant damages. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent

36.

issued to us, protect our trade secrets or determine the scope and validity of third party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against our company or our collaborators could lead to:
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
The patent applications of pharmaceutical and biotechnology and diagnostic companies involve highly complex legal and factual questions, which could negatively impact our patent position.
          The patent positions of pharmaceutical and biotechnology and diagnostic companies can be highly uncertain and involve complex legal and factual questions. The United States Patent and Trademark Office’s standards are uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. United States patents and patent applications may also be subject to interference proceedings and United States patents may be subject to reexamination proceedings in the United States Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.
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

37.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We currently occupy approximately 5,700 square feet of leased office space in San Diego, California. The San Diego facility houses our executive and administrative offices. The lease for this facility expires in July 2012 and contains monthly rental payments ranging from $15,600 to $17,870 over the lease term. We are currently searching for new space for our office due to the recent acquisition of Proprius.
Item 3. Legal Proceedings
     From time to time, in the normal course of business, we are involved in litigation arising out of our operations. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.
Executive Officers
     Our executive officers are as follows:

NAME	AGE	POSITION
Jay D. Kranzler, M.D., Ph.D.	50	Chief Executive Officer and Chairman of the Board of Directors
R. Michael Gendreau, M.D., Ph.D.	51	Vice President of Clinical Development and Chief Medical Officer
Sabrina Martucci Johnson	41	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Srinvas Rao	39	Chief Scientific Officer
Michael Walsh	49	Executive Vice President and Chief Commercial Officer
Denise Wheeler	38	General Counsel
Jay D. Kranzler
     Jay D. Kranzler was appointed as our Chief Executive Officer and Vice-Chairman in December 1995. In April 1998, Dr. Kranzler was appointed as Chairman of the Board. From January 1989 until August 1995, Dr. Kranzler served as President, Chief Executive Officer and a director of Cytel Corporation, a publicly held biotechnology company. Dr. Kranzler is currently a lecturer at The Rady School of Business of the University of California-San Diego, where he serves as Executive in Residence. Before joining Cytel, from 1985 to January 1989, Dr. Kranzler was employed by McKinsey & Company, a management-consulting firm, as a consultant specializing in the pharmaceutical industry. Dr. Kranzler has an M.D. with a concentration in psychiatry and a Ph.D. in pharmacology from Yale University. He graduated summa cum laude from Yeshiva University.

38.

R. Michael Gendreau
     R. Michael Gendreau was appointed as our Vice President of Research and Development and Chief Medical Officer in December 1996 and is currently serving as the Vice President of Clinical Development and Chief Medical Officer. Dr. Gendreau joined us in 1994 and held various positions from 1994 through 1996, including Executive Director of Scientific Affairs. From 1991 to 1994, Dr. Gendreau was Vice President of Research and Development and Chief Medical Officer for MicroProbe Corporation, a developer and manufacturer of DNA probe-based diagnostic equipment. Dr. Gendreau has a B.S. in chemistry from Ohio University and an M.D./Ph.D. in medicine and pharmacology from the Ohio State University.
Sabrina Martucci Johnson
     Sabrina Martucci Johnson was appointed as our interim Chief Financial Officer in February 2002 and in April 2002, she was appointed as our Vice President and Chief Financial Officer. In April 2005, she was promoted to Senior Vice President. In February 2006, she was promoted to Executive Vice President and Chief Business Officer and in January 2008 was appointed as our Chief Operating Officer. Mrs. Johnson served as our Vice President of Marketing from March 2001 to April 2002. Mrs. Johnson joined us in August of 1998 and held various positions from 1998 through 2000, including Product Director, Executive Director of Marketing and Sales, and Vice President of Marketing and Sales. From 1993 to 1998, Mrs. Johnson held marketing and sales positions with Advanced Tissue Sciences and Clonetics. Mrs. Johnson began her career in the biotechnology industry in 1990 as a research scientist with Baxter Healthcare, Hyland Division. Mrs. Johnson has an MBA from the American Graduate School of International Management (Thunderbird), a MSc. in Biochemical Engineering from the University of London and a BSc. in Biomedical Engineering from Tulane University.
Srinivas Rao
     Dr. Rao joined us in August 2000, becoming our Chief Scientific Officer in January 2001, and has worked in a variety of areas, including scientific assessment of potential in-licensing compounds, business development, preclinical study design, and development of Cypress’ intellectual property programs. Prior to Cypress, Dr. Rao worked as a free-lance medical electronics consultant while completing his combined M.D. and Ph.D. program at Yale Medical School. His Ph.D. research focused upon central nervous system neuropharmacology and took place in the laboratory of Dr. Patricia Goldman-Rakic. Upon completion of the M.D. degree, Dr. Rao completed an internship in Internal Medicine at Yale-New Haven Hospital. Dr. Rao holds both an M.S. and B.S. from Yale University in Electrical Engineering.
Michael Walsh
     Mr. Walsh became our Executive Vice President and Chief Commercial Officer in March 2008. Prior to Cypress, Mr. Walsh founded Proprius Pharmaceuticals, Inc. in 2005 and was its President and CEO from its founding until we acquired Proprius in March 2008. Prior to establishing Proprius, Mr. Walsh was a founder and Executive Chairman at Prometheus Laboratories, Inc., a specialty pharmaceutical company, from 1995 to 2005. Prior to founding Prometheus Laboratories, Inc., Mr. Walsh was with Quidel Corporation in various senior executive roles, including Director of Worldwide Marketing and Business Development, and Director of European Operations. Prior to Quidel he was Manager of Therapeutic Operations at La Jolla Pharmaceutical Company. Mr. Walsh serves on the Board of Directors of Kanisa Pharmaceuticals, Inc., and as Chairman of the Board of Oculir, Inc. Mr. Walsh has a Bachelor of Science degree from the University of Notre Dame and an M.B.A. from Pepperdine University.
Denise Wheeler
     Denise Wheeler is our General Counsel. Mrs. Wheeler was appointed as our Vice President of Business and Legal Affairs and Corporate Secretary in February 2004 and in August 2006, assumed a part time role as our Vice President of Legal Affairs, Corporate Secretary, and in October 2007 was appointed General Counsel. Prior to joining us, from September 1997 until January 2004, Mrs. Wheeler worked as a corporate attorney at the law firm of Cooley Godward LLP. Mrs. Wheeler has a B.A. from Old Dominion University and a J.D. from the University of San Diego, School of Law.

39.

PART II
Item 5. Market for our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the NASDAQ Global Stock Market under the symbol “CYPB”. Set forth below are the high and low sales prices for our common stock for the periods indicated as reported on the NASDAQ Global Stock Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2007:
First Quarter	$9.20	$6.91
Second Quarter	18.20	7.34
Third Quarter	15.60	11.45
Fourth Quarter	15.48	10.85

Year Ended December 31, 2006:
First Quarter	$6.42	$5.29
Second Quarter	8.03	5.26
Third Quarter	7.50	5.27
Fourth Quarter	8.91	7.02
     As of March 5, 2008, there were approximately 430 holders of record of our common stock. On March 5, 2008, the last reported sale price of our common stock on the NASDAQ Global Stock Market was $7.84 per share. We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business.

40.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
CYPRESS BIOSCIENCE, INC.

Produced on 02/07/2008 including data to 12/31/2007

$600
$500
$400
$300
$200
$100
$0
12/31/2002
12/31/2003
12/31/2004
12/30/2005
12/29/2006
12/31/2007
408.5
198.0
177.0

Legend

Symbol	CRSP Total Returns Index for:	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
——— ■	CYPRESS BIOSCIENCE, INC.	100.0	556.7	520.7	214.1	287.0	408.5
— — — ★	Nasdaq Stock Market (US Companies)	100.0	149.5	162.7	166.2	182.6	198.0
- - - - ▲	Nasdaq Pharmaceuticals Stocks SIC 2830-2839 US & Foreign	100.0	146.6	156.1	171.9	168.3	177.0

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/2002.

41.

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:

Revenues:
Revenues under collaborative agreement	$13,940,603	$4,322,468	$8,384,636	$14,414,619	$—

Costs and expenses:
Research and development	7,710,684	9,184,404	15,839,737	15,650,328	11,644,494
General and administrative	10,027,358	8,379,031	5,448,160	11,762,813	4,336,014
Compensation expense (benefit) – variable stock options	—	—	(1,749,135)	(699,033)	5,879,277

	17,738,042	17,563,435	19,538,762	26,714,108	21,859,785

Other income (expense):
Interest income	7,285,023	4,923,290	3,501,381	1,092,404	121,679
Interest expense	—	—	(2,382)	(5,826)	(9,097)
Gain (loss) on disposal of assets	—	—	4,186	(2,095)	4,931

	7,285,023	4,923,290	3,503,185	1,084,483	117,513

Net income (loss)	$3,487,584	$(8,317,677)	$(7,650,941)	$(11,215,006)	$(21,742,272)

Net income (loss) per share – basic	$0.10	$(0.26)	$(0.25)	$(0.40)	$(1.21)

Shares used in computing net income (loss) per share – basic	35,205,783	32,094,785	31,105,271	27,764,975	17,924,353

Net income (loss) per share – diluted	$0.10	$(0.26)	$(0.25)	$(0.40)	$(1.21)

Shares used in computing net income (loss) per share – diluted	36,616,091	32,094,785	31,105,271	27,764,975	17,924,353

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$181,806,574	$102,778,328	$109,613,278	$112,023,998	$23,524,646
Total assets	182,699,850	103,824,941	110,791,798	118,389,524	23,806,681
Total stockholders’ equity	168,014,978	87,097,297	89,975,440	94,173,809	22,129,122
Working capital	177,975,517	99,508,212	105,536,094	112,837,533	22,049,874

42.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
overview
     We are committed to developing and commercializing pharmaceutical products and personalized medicine laboratory services that allow physicians to serve unmet medical needs. We are developing milnacipran for fibromyalgia (FM) and with our recent acquisition of Proprius Pharmaceuticals, Inc., or Proprius, a formerly privately held company and now a subsidiary of ours, we have expanded our strategy to include providing personalized medicine laboratory services to rheumatologists. Personalized medicine laboratory services are laboratory-developed tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. We also intend to build a sales force to launch the personalized medicine laboratory services around late 2008. We have exercised the right granted by our partner, Forest Laboratories, Inc., or Forest Laboratories, to co-promote our leading product for FM, milnacipran, and intend to detail it to rheumatologists, pain centers, and physical and rehabilitation medicine specialists. Offering integrated diagnostic and therapeutic services through the same sales organization could facilitate physician access and improve the quality of the sales call, as well as help establish Cypress as a leader targeting these specific specialists. We also have a number of Proof of Concept (POC) stage opportunities in development, including two early clinical-stage pharmaceutical candidates acquired from Proprius, a product to treat pain and a product to treat rheumatoid arthritis, and intend to pursue these opportunities on an ongoing basis. We continue to evaluate various other potential strategic transactions, including the acquisition of products, product candidates, technologies and companies, and other alternatives.
     One of our goals is to be one of the leading companies to commercialize a product approved in the United States for the treatment of FM. Milnacipran has been approved for a non-pain condition in over 50 countries, with commercial experience outside the U.S. since 1997. We obtained an exclusive license for milnacipran from Pierre Fabre Medicament, or Pierre Fabre, in 2001.
     In December 2002, we completed a Phase II trial evaluating milnacipran for the treatment of FM. In our Phase II trial, milnacipran was shown to improve pain and fatigue symptoms among patients with FM.
     In January 2004, we entered into a collaboration agreement with Forest Laboratories, a leading marketer of central nervous system, or CNS, drugs with a strong franchise in the primary care and psychiatric markets. As part of this collaboration with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada, which was exercised in July 2007. As part of our agreements with both Forest Laboratories and Pierre Fabre, we have licensed any patents that may issue from our patent applications related to FM and milnacipran to Forest Laboratories and Pierre Fabre.
     In September 2005, we announced the top-line results from the first Phase III trial with milnacipran, an 888 patient randomized, six month, double-blind, placebo-controlled pivotal study. Although our pre-specified primary endpoint did not achieve statistical significance at the p<0.05 level, we believed that the preliminary results supported continuation of the development program.
     In May 2007, we announced top-line results from our second Phase III trial for milnacipran, which was a 1,196 patient randomized, three month, double-blind, placebo-controlled pivotal Phase III study. The results demonstrated statistically significant therapeutic effects of milnacipran as a treatment for FM. In this study, patients were randomized to receive either 200 mg per day of milnacipran, 100 mg per day of milnacipran or placebo. The pre-defined primary endpoints of this trial were composite responder assessments, which had previously been agreed to with the FDA. This composite responder analysis approach, which requires a clinically meaningful improvement in multiple domains, captures in one endpoint improvement in numerous symptoms which comprise FM.

43.

     In December 2007, Cypress and Forest Laboratories announced that we had recently submitted the milnacipran NDA to the FDA. In February 2008, the FDA accepted for review the NDA for milnacipran for the treatment of FM. With a standard 10-month review timeline, the FDA PDUFA target action date is the end of October 2008.

     Additional information on our ongoing clinical development program for milnacipran can be found at www.clinicaltrials.gov.
     In March 2008, we announced the closing of the acquisition of Proprius that included an upfront payment of approximately $37.5 million in cash, as well as an additional $37.5 million in potential milestone related payments associated with the development of Proprius’ early clinical-stage therapeutic candidates, which include a product to treat pain and a product to treat RA.
Results of Operations
Comparison of Years Ended December 31, 2007 and 2006
Revenues
     We recognized revenues under our collaborative agreement with Forest Laboratories of $13.9 million for the year ended December 31, 2007 compared to $4.3 million for the year ended December 31, 2006. The increase in revenues under our collaborative agreement is due to a $5.0 million milestone payment received from Forest Laboratories in June 2007 as a consequence of the results of our second Phase III trial for milnacipran and a $5.0 million milestone payment received from Forest Laboratories in December 2007 upon NDA filing. The increase in revenues under our collaborative agreement was partially offset by a decrease in sponsored development reimbursements during 2007 for costs incurred in connection with the extension trial to our first Phase III trial, which was completed during the fourth quarter of 2006, and the third Phase III trial, which was initiated during the first quarter of 2006. The revenues recorded during 2007 and 2006 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements, funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and milestone payments received from Forest Laboratories during the second and fourth quarters of 2007.
     We currently are not generating any revenues from milnacipran product sales. Unless and until we generate revenues from product or service sales, we expect our revenues to consist of the continued recognition on a straight-line basis of the upfront payment of $25.0 million and $1.0 million license payment to extend the territory to include Canada, sponsored development reimbursements and funding for certain of our employees devoted to the development of milnacipran. We may also recognize future milestone payments under our agreement with Forest Laboratories, which are contingent upon the

44.

achievement of agreed upon objectives and which are not guaranteed payments. In connection with our arrangement with Forest Laboratories regarding cost sharing arrangements for the second Phase III trial only, the amount of funding that we received from Forest Laboratories for certain of our employees was eliminated as of the fourth quarter in 2004 and resumed with the initiation of the third Phase III trial in the first quarter of 2006. Additionally, the amount of sponsored development reimbursements from Forest Laboratories may change periodically based on the level of development activity. Our collaboration agreement is subject to early termination by Forest Laboratories upon specified events, including breach of the agreement.
Research and Development
     Research and development expenses for the year ended December 31, 2007 were $7.7 million compared to $9.2 million for the year December 31, 2006. The decrease in research and development expenses is primarily attributable to the completion of our extension trial to our first Phase III trial during the fourth quarter of 2006, a decrease in costs incurred during 2007 in connection with the second Phase III trial, which was completed in the second quarter of 2007, the discontinuation of our OSA program during the second quarter of 2006 and funding provided during the first quarter of 2006 as an unrestricted grant to a university. This decrease in research and development expenses was partially offset by costs incurred during 2007 in connection with the preparation of our NDA, the initiation of proof of concept studies during 2007 for new compounds and increased wages expense associated with bonuses earned during 2007 and an increase in headcount. During the year ended December 31, 2007, we incurred total costs of $2.7 million in connection with our Phase III programs compared to a total of $4.9 million during the year ended December 31, 2006. The costs for the extension trial to the first Phase III trial and the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted below.
     Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals. This funding received from Forest Laboratories for sponsored development reimbursements is included as a component of our revenue under the collaborative agreement on the statement of operations. We agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, we paid for a majority of the external costs of the second Phase III trial only, with Forest Laboratories reimbursing us under specific scenarios where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA.
General and Administrative
     General and administrative expenses for the year ended December 31, 2007 were $10.0 million compared to $8.4 million for the year ended December 31, 2006. The increase in general and administrative expenses is primarily due to increased wages expense associated with bonuses earned during 2007 and an increase in headcount, as well as higher legal fees during 2007 due to increased patent filing activity, increased Nasdaq fees for the listing of additional shares issued in connection with our secondary offering completed in June 2007 and increased share-based compensation expense related to options granted during 2007.
Interest Income
     Interest and other income, net, for the year ended December 31, 2007 was $7.3 million compared to $4.9 million for the year ended December 31, 2006. The increase in interest and other income for the year ended December 31, 2007 compared to the corresponding period in 2006 is primarily due to an increase in our cash and investment balances during 2007 due to proceeds received from our secondary offering completed in June 2007.

45.

Comparison of Years Ended December 31, 2006 and 2005
Revenues
     We recognized revenues under our collaborative agreement of $4.3 million for the year ended December 31, 2006 compared to $8.4 million for the year ended December 31, 2005. The decrease in revenues under our collaborative agreement was primarily due to a decrease in sponsored development reimbursements during 2006 for costs incurred in connection with the first Phase III trial, which was completed during the second half of 2005, and the extension trial to our first Phase III trial, which achieved full enrollment during the second quarter of 2005. This decrease in revenues under our collaborative agreement was partially offset by funding received from Forest Laboratories during 2006 for certain of our employees assisting with the conduct of the third Phase III clinical trial, which was initiated during the first quarter of 2006. The revenues recorded during 2006 and 2005 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, sponsored development reimbursements and funding received from Forest Laboratories during 2006 for certain of our employees devoted to the development of milnacipran.
Research and Development
     Research and development expenses for the year ended December 31, 2006 were $9.2 million compared to $15.8 million for the year ended December 31, 2005. The decrease in research and development expenses was primarily attributable to a decrease in costs incurred during 2006 due to the completion of our first Phase III trial during the second half of 2005 and full enrollment of the extension trial to our first Phase III trial during the second quarter of 2005 and a decrease in costs incurred during 2006 in connection with our OSA program, which was discontinued during the second quarter of 2006. Also contributing to the decrease were license fees of $3.1 million (including a warrant valued at $0.6 million to purchase 62,656 shares of our common stock at an exercise price of $15.96 issued to Organon in connection with the licensing agreement) incurred during 2005 related to our prior OSA program. The decrease in research and development expenses during 2006 was partially offset by an increase in costs incurred during 2006 in connection with the second Phase III trial, which was increased in size in January 2006, the initiation of our third Phase III trial during the first quarter of 2006 and the recognition of stock-based compensation expense for employee stock options in connection with the adoption of FAS 123R on January 1, 2006. During the year ended December 31, 2006, we incurred total costs of $4.9 million in connection with our Phase III programs compared to a total of $8.3 million during the year ended December 31, 2005. The costs for the first Phase III clinical trial, the extension trial and the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted above.
General and Administrative
     General and administrative expenses for the year ended December 31, 2006 were $8.4 million compared to $5.4 million for the year ended December 31, 2005. The increase in general and administrative expenses was primarily due to the recognition of stock-based compensation expense of $3.7 million for employee stock options in connection with the adoption of FAS 123R on January 1, 2006. This increase in general and administrative expenses was partially offset by a success-based fee paid to advisors during the second quarter of 2005 in connection with the closing of our licensing agreement with Organon.

46.

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
Interest Income
     Interest and other income, net, for the year ended December 31, 2006 was $4.9 million compared to $3.5 million for the year ended December 31, 2005. The increase in interest and other income for the year ended December 31, 2006 compared to the corresponding period in 2005 was primarily due to a general increase in interest rates and related yields experienced during 2006 compared to 2005.
Liquidity and Capital Resources
     At December 31, 2007, we had cash, cash equivalents and short-term investments of $181.8 million compared to cash, cash equivalents and short-term investments of $102.8 million at December 31, 2006. Working capital at December 31, 2007 totaled $178.0 million compared to $99.5 million at December 31, 2006. We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies, commercial paper and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity. On March 4, 2008, we completed the acquisition of Proprius for consideration totaling $37.5 million in cash.
     Net cash provided by operating activities as disclosed in our Statement of Cash Flows was $2.8 million for the year ended December 31, 2007 compared to net cash used in operating activities of $10.5 million for the year ended December 31, 2006. The primary source of cash from operations during the year ended December 31, 2007 was the $10.0 million in aggregate milestone payments received from Forest Laboratories and the $1.0 million license payment received from Forest Laboratories to extend the territory to include Canada, offset by cash used in operations of approximately $5.3 million and $1.9 million for changes in operating assets and liabilities. The primary use of cash during the year ended December 31, 2006 were actual expenditures to fund our operating activities during the period.
     Net cash used in investing activities as disclosed in our Statement of Cash Flows was $37.4 million for the year ended December 31, 2007 compared to net cash provided by investing activities of $21.3 million for the year ended December 31, 2006. The fluctuation in net cash from investing activities during the year ended December 31, 2007 compared to the corresponding prior year period was primarily a result of a net increase in the purchases of short-term securities during the year ended December 31, 2007 due to additional cash available from proceeds received from our public offering completed in June 2007.

47.

     Net cash provided by financing activities as disclosed in our Statement of Cash Flows was $72.0 million for the year ended December 31, 2007 compared to $0.5 million for the year ended December 31, 2006. The increase in net cash provided by financing activities during 2007 compared to 2006 was primarily the result of net proceeds of approximately $69.9 million from the completion of our secondary offering of common stock during June 2007 and proceeds of approximately $2.1 million from the exercise of stock options during 2007 compared to proceeds of approximately $0.5 million from the exercise of stock options during 2006.
     The following table summarizes our long-term contractual obligations at December 31, 2007:

		Less than
		1 year	1 – 3 years	3 - 5 years	More than 5
	Total	(2008)	(2009 – 2011)	(2012 - 2014)	years (2015 +)
Operating leases	$926,117	$190,045	$610,982	$125,090	$—
Purchase obligations (1)	1,870,114	1,870,114	—	—	—

Total	$2,796,231	$2,060,159	$610,982	$125,090	$—

(1)	Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude accrued liabilities to the extent presented on the balance sheet as of December 31, 2007.
     Other commercial and contractual commitments include potential milestone payments of up to $3.5 million to Pierre Fabre and sublicense payments to Pierre Fabre based on 5% of any upfront and milestone payments received from Forest Laboratories, milestone payments up to $37.5 million associated with the development of Proprius’ therapeutic candidates, milestone payments of up to $116.0 million to AlphaRx, milestone payments of up to $4.3 million to Collegium Pharmaceutical, Inc. in connection with the reformulation and new product agreement entered into with Collegium, milestone payments up to approximately $45.0 million in connection with license agreements related to our POC programs and milestone payments up to $4.2 million in connection with license agreements related to certain personalized medicine laboratory services. In the event we move forward with development of a product or service under any of these arrangments, in most instances, we would also be obligated to make royalty payments. On March 4, 2008, we completed the acquisition of Proprius for consideration totaling $37.5 million in cash, plus additional payments up to an aggregate of $37.5 million in the event certain milestones associated with the development of Proprius’ therapeutic candidates are achieved. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above. Additionally, our current lease agreement for our executive and administrative offices was extended to July 2012 and is reflected in the table above, and we are currently searching for new office space due to the recent acquisition of Proprius.
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

48.

     Our current expected primary cash needs on both a short term and long-term basis are for the development of milnacipran and certain personalized medicine laboratory services, including the Early RA Prediction Algorithm and MTX Polyglutamates Test, establishment of a commercial infrastructure, and general research, working capital and other general corporate purposes and the identification, acquisition or license, and development of potential future products and services. In addition to the amounts payable under our merger agreement with Proprius and our agreements with Pierre Fabre, AlphaRx, Collegium and various licensors under our POC trials and personalized medicine laboratory services business and the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than our FM product and our ongoing POC trials) that we may in-license or acquire, we estimate that based on our current business plan, we will require approximately $20 million to fund our operations for the year 2008, which includes funding of operations related to Proprius. In addition, one of our ongoing goals is to continue to identify and in-license new products and product candidates. In the event we acquire, license or develop any new products or product candidates, or begin any new POC, the amount to fund our operations for 2008 would increase, possibly materially. Our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products, product candidates and services. Such losses may fluctuate, and the fluctuations may be substantial.
     Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at December 31, 2007 are sufficient to fund operations through at least 2009. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives. In order to acquire or develop additional products and product candidates, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
•	the costs and timing of development and regulatory approvals for milnacipran and the products and services we acquired in connection with the Proprius acquisition;

•	the costs of establishing a commercial infrastructure;

•	the extent to which we acquire or invest in other products, product candidates and businesses;

•	the costs of in-licensing drug candidates;

•	the ability of Forest Laboratories and us to reach milestones, and other events or developments under our collaboration agreement; and

•	the costs of commercialization of any future products and services.
     Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Unless and until we can generate a sufficient amount of product and service revenue, if ever, we expect to finance future capital needs through public or private debt or equity offerings or collaboration and licensing arrangements, as well as interest income earned on cash balances. We do not currently have any commitments or specific plans for future external funding. We may not be able to raise additional capital and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we may be required to delay, scale back or eliminate some or all of our development of existing or future product candidates and personalized medicine laboratory services.

49.

     To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development expenses and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are the critical accounting policies that affect the significant judgments and estimates used in the preparation of our financial statements (see also the notes to our financial statements).
Revenue Recognition
     In accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period such arrangements require on-going services or performance. Accordingly, the upfront payment of $25.0 million from Forest Laboratories is being recognized over a period of 8 years, which represents the estimated period of significant on-going services and performance, including the development period, under our agreement with Forest Laboratories. Additionally, the $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada is being recognized over the remainder of the 8 year amortization period related to original upfront payment. Amounts received for sponsored development activities, including funding received for certain of our employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. Amounts received for milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement. Any amounts received prior to satisfying revenue recognition criteria will be recorded as deferred revenue.

50.

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
Share-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of revised SFAS No. 123, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all stock-based payments granted on or after  January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. Share-based compensation expense recognized under SFAS 123R for the years ended December 31, 2007 and 2006 was $4.9 million and $4.6 million, respectively.
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

51.

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
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 157 will have a material effect on our results of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, permits entities the option to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the impact that SFAS No. 159 will have on our results of operations and financial condition.
     In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities.  The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties and recognize the expense over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability.  EITF Issue No. 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We do not expect the adoption of EITF Issue No. 07-3 to have a material impact on our financial statements.
     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.  Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. We are in the process of determining the impact that EITF Issue No. 07-01 will have on our results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) on our results of operations and cash flows will depend on the terms and timing of future acquisitions, if any.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. We are currently evaluating the effect, if any, the adoption of SFAS No. 160 will have on our results of operations and cash flows.

52.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
     We have invested our excess cash in United States government securities, commercial paper, certificates of deposit and money market funds with strong credit ratings. As a result, our interest income is most sensitive to changes in the general level of United States interest rates. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve over a three month period would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.
Item 8. Financial Statements and Supplementary Data
     Refer to the Index on Page F-1 of the Financial Report included herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

53.

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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because of the existence of a material weakness in our internal control over financial reporting related to the classification of our investments as either cash and cash equivalents or short term investments, specifically related to classifying investments as short term investments that should have been classified as cash and cash equivalents, as described below. Based on a number of factors, including our performance of additional procedures as discussed under “Management’s Remediation Efforts” below, our management has concluded that the financial statements included in Part II, Item 8 of this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (GAAP). The unqualified opinion of our independent registered public accounting firm on our financial statements as of December 31, 2007 and 2006 and for each of the years in the three year period ended December 31, 2007 is included in Part II, Item 8 of this Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management identified a material weakness related to the classification of our cash and cash equivalents and short-term investments, as described in more detail below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
     During the course of our independent registered public accounting firm’s audit of our financial statements for the year ended December 31, 2007, it was determined that our policies and procedures did not provide for effective oversight and review of our investments in marketable securities as it relates to the appropriate classification of such securities. Specifically, our policies and procedures did not include adequate management review of our investments in marketable securities to ensure that the classification of such securities was in accordance with our policy and generally accepted accounting principles. This material weakness resulted in material errors in the classification of our investments in marketable securities between cash and cash equivalents and short-term investments that were corrected prior to the issuance of our 2007 financial statements included in Part II, Item 8 of this Form 10-K. This reclassification of our investments did not change the total asset balance at December 31, 2007 or 2006. This control deficiency results in a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions. Therefore, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.
     Management has discussed the material weakness described above and the related corrective actions as discussed below with the Company’s Audit Committee. Ernst & Young LLP, the registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which is included herein.
Management’s Remediation Efforts
     Subsequent to the year ended December 31, 2007, management remediated the control deficiency described above by implementing additional review procedures surrounding its investments in marketable securities.
Changes in Internal Control Over Financial Reporting
     Other than the operating control deficiency described above and other than as set forth above with respect to our investments in marketable securities, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

54.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Cypress Bioscience, Inc.
     We have audited Cypress Bioscience, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cypress Bioscience, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Cypress Bioscience, Inc. experienced control deficiencies related to the classification of cash and cash equivalents and short term investments, which included policies and procedures that did not provide for effective oversight and review of investments in marketable securities as it relates to the appropriate classification of such securities. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 17, 2008 on those financial statements.
     In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Cypress Bioscience, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
/s/ Ernst & Young LLP
San Diego, California
March 17, 2008

55.

Item 9B. Other Information
     None.

56.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (except that information pertaining to executive officers of the Registrant is contained in Part I of this report). Such information is incorporated herein by reference.
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
Item 11. Executive Compensation
     Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
     Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

57.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements
Our financial statements are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index on page F-1.
Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
(b) Exhibits

Exhibit
No.	Description	Incorporated by Reference to

2.1	Agreement and Plan of Merger dated February 23, 2008 by among the Registrant, Propel Acquisition Sub, Inc., Proprius, Inc. and Michael J. Walsh, as the Stockholders’ Representative(*)	Form 8-K filed on March 5, 2008

3.1	Second Amended and Restated Certificate of Incorporation	Appendix C to Definitive Proxy Statement filed with the Securities and Exchange Commission on August 11, 2003

3.2	Third Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K filed on July 27, 2007

4.1	Form of Stock Certificate	Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

10.1	1996 Equity Incentive Plan (the “1996 Plan")(†)	Exhibit 99.2 to Form 10-Q for the quarter ended March 31, 1996 (File No. 0-12943)

10.2	Form of Incentive Stock Option Agreement under the 1996 Plan(†)	Exhibit 99.3 to Form 10-Q for the quarter ended March 31, 1996 (File No. 0-12943)

10.3	Form of Non-Statutory Stock Option Agreement under 1996 Equity Incentive Plan(†)	Exhibit 99.4 to Form 10-Q for the quarter ended March 31, 1996 (File No. 0-12943)

10.4	Incentive Stock Option and Appreciation Plan, as amended June 29, 1992(†)	Exhibit 99.4 to Form S-8 Registration Statement No. 333-06771

10.5	Form of Stock Option Agreement for issuances of all non-plan options(†)	Exhibit 99.8 to Form S-8 Registration Statement No. 333-06771

10.6	Amended and Restated License and Distribution Agreement dated January 19, 2001 among the Registrant, Fresenius HemoCare, Inc. and Fresenius HemoCare GmbH(*)	Exhibit 2.2 to Form 8-K filed on January 23, 2001

10.7	2000 Equity Incentive Plan(†)	Exhibit 10.25 to Form 10-K for the year ended December 31, 2000

10.8	Form of Stock Option Agreement for use with the 2000 Equity Incentive Plan(†)	Exhibit 10.26 to Form 10-K for the year ended December 31, 2000

10.9	Letter Amendment dated February 1, 2002 to the Amended and Restated License Agreement dated January 19, 2001 among the Registrant, Fresenius HemoCare, Inc. and Fresenius HemoCare GmbH	Exhibit 10.24 to Form 10-K for the year ended December 31, 2001

10.10	Reformulation and New Product Agreement dated August 22, 2002 between the Registrant and Collegium Pharmaceuticals, Inc.(*)	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002

10.11	Common Stock Issuance Agreement dated October 31, 2002 between the Registrant and Collegium Pharmaceuticals, Inc.(*)	Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002

58.

Exhibit
No.	Description	Incorporated by Reference to

10.12	Equity Investment Agreement dated June 6, 2003 between the Registrant and Pierre Fabre Medicament	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.13	Warrant to purchase Common Stock of the Registrant issued to Pierre Fabre Medicament on June 6, 2003	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003

10.14	Amended and Restated Employment Agreement dated August 11, 2003 between the Registrant and Jay D. Kranzler, M.D., Ph.D(†)	Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003

10.15	Third Restated License Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.23 to the Form 10-K for the year ended December 31, 2003.

10.16	First Restated Trademark Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.24 to the Form 10-K for the year ended December 31, 2003.

10.17	Purchase and Supply Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.25 to the Form 10-K for the year ended December 31, 2003.

10.18	License and Collaboration Agreement dated January 9, 2004 between the Registrant and Forest Laboratories(*)	Exhibit 10.26 to the Form 10-K for the year ended December 31, 2003.

10.19	Side Letter dated January 9, 2004 among the Registrant, Forest Laboratories and Pierre Fabre Medicament(*)	Exhibit 10.27 to the Form 10-K for the year ended December 31, 2003.

10.20	Letter Agreement dated January 9, 2004 among the Registrant, Forest Laboratories and Pierre Fabre Medicament(*)	Exhibit 10.28 to the Form 10-K for the year ended December 31, 2003.

10.21	Amendment to Forest Agreement(*)	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2005

10.22	License and Collaboration Agreement dated June 29, 2005 between Organon (Ireland) Ltd. and Cypress(*)	Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005

10.23	First Amendment to Office Lease	Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 2006

10.24	2007 Bonus Plan(†)	Exhibit 10.1 to the Form 8-K filed on October 31, 2006

10.25	First Amendment dated January 26, 2007 to the Amended and Restated Employment Agreement dated August 11, 2003 between the Registrant and Jay D. Kranzler, M.D., Ph.D	Exhibit 10.1 to the Form 8-K filed on January 30, 2007.

10.26	2008 Bonus Plan(†)	Exhibit 10.1 to the Form 8-K filed on January 28, 2008

10.27	Employment Agreement dated February 23, 2008 between the Registrant and Michael J. Walsh	Exhibit 10.1 to the Form 8-K filed on February 25, 2008

10.28	Non-Competition Agreement dated February 23, 2008 among the Registrant, Proprius, Inc. and Michael J. Walsh	Exhibit 10.3 to the Form 8-K filed on February 25, 2008

10.29	Form of Retention Agreement among the Registrant, Proprius, Inc. and the “Key Employee” as defined therein	Exhibit 10.4 to the Form 8-K filed on February 25, 2008

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney	Reference is made to the signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

*	Confidential Treatment has been granted to certain portions of this agreement.

†	Indicates management contract or compensatory plan or arrangement.

59.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cypress Bioscience, Inc.
Date: March 17, 2008	By:	/s/ Jay D. Kranzler
Chief Executive Officer

Date: March 17, 2008	By:	/s/ Sabrina Martucci Johnson
Chief Financial Officer, Chief
Operating Officer and Executive Vice President

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

Signature	Title	Date

/s/ Jay D. Kranzler	Chief Executive Officer and Chairman of the Board	March 17, 2008
Jay D. Kranzler, M.D., Ph.D.	(Principal Executive Officer)

/s/ Sabrina Martucci Johnson	Chief Financial Officer,	March 17, 2008
Sabrina Martucci Johnson	Chief Operating Officer and Executive Vice President
(Principal Financial and Accounting Officer)

/s/ Roger Hawley	Director	March 17, 2008
Roger Hawley

/s/ Amir H. Kalali	Director	March 17, 2008
Amir H. Kalali

/s/ Jon W. McGarity	Director	March 17, 2008
Jon W. McGarity

60.

Signature	Title	Date

/s/ Jean-Pierre Millon	Director	March 17, 2008
Jean-Pierre Millon

/s/ Perry B. Molinoff	Director	March 17, 2008
Perry B. Molinoff

/s/ Tina S. Nova	Director	March 17, 2008
Tina S. Nova

/s/ Daniel H. Petree	Director	March 17, 2008
Daniel H. Petree

61.

CYPRESS BIOSCIENCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cypress Bioscience, Inc.
We have audited the accompanying balance sheets of Cypress Bioscience, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Bioscience, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, Cypress Bioscience, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised) on January 1, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cypress Bioscience, Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the effect of a material weakness.
/s/ Ernst & Young LLP
San Diego, California
March 17, 2008

CYPRESS BIOSCIENCE, INC.
BALANCE SHEETS

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$70,093,425	$32,692,411
Short-term investments	111,713,149	70,085,917
Receivable from Forest Laboratories	142,750	350,372
Prepaid expenses and other current assets	651,144	598,999

Total current assets	182,600,468	103,727,699

Property and equipment, net	79,382	65,780
Other assets	20,000	31,462

Total assets	$182,699,850	$103,824,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$443,734	$373,556
Accrued compensation	307,164	91,556
Accrued liabilities	522,637	99,375
Payable to Forest Laboratories	—	530,000
Current portion of deferred revenue	3,351,416	3,125,000

Total current liabilities	4,624,951	4,219,487

Deferred rent	5,673	8,157
Deferred revenue, net of current portion	10,054,248	12,500,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 37,423,584 and 32,169,380 shares issued and outstanding at December 31, 2007 and 2006, respectively	37,424	32,169
Additional paid-in capital	317,891,137	240,594,665
Accumulated other comprehensive income (loss)	59,833	(68,537)
Accumulated deficit	(149,973,416)	(153,461,000)

Total stockholders’ equity	168,014,978	87,097,297

	$182,699,850	$103,824,941

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
Revenues under collaborative agreement	$13,940,603	$4,322,468	$8,384,636

Costs and expenses:
Research and development	7,710,684	9,184,404	15,839,737
General and administrative	10,027,358	8,379,031	5,448,160
Compensation benefit – variable stock options	—	—	(1,749,135)

Total costs and expenses	17,738,042	17,563,435	19,538,762

Loss from operations	(3,797,439)	(13,240,967)	(11,154,126)
Other income (expense):
Interest income	7,285,023	4,923,290	3,501,381
Interest expense	—	—	(2,382)
Gain on disposal of assets	—	—	4,186

Total other income	7,285,023	4,923,290	3,503,185

Net income (loss)	$3,487,584	$(8,317,677)	$(7,650,941)

Net income (loss) per share– basic	$0.10	$(0.26)	$(0.25)

Shares used in computing net income (loss) per share – basic	35,205,783	32,094,785	31,105,271

Net income (loss) per share– diluted	$0.10	$(0.26)	$(0.25)

Shares used in computing net income (loss) per share – diluted	36,616,091	32,094,785	31,105,271

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Par Value	Paid-in Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2004	30,363,994	$30,364	$231,474,500	$161,327	$(137,492,382)	$94,173,809
Issuance of stock upon options exercised	361,958	362	1,097,506	—	—	1,097,868
Issuance of stock upon warrants exercised	1,179,048	1,179	2,767,336	—	—	2,768,515
Issuance of warrants in connection with Organon agreement	—	—	615,000	—	—	615,000
Compensation related to stock options and warrants issued to consultants for services	—	—	864,191	—	—	864,191
Issuance of stock to match 401(k) contributions	15,632	16	133,386	—	—	133,402
Stock benefit on variable employee stock options	—	—	(1,749,135)	—	—	(1,749,135)
Comprehensive loss:
Net loss	—	—	—	—	(7,650,941)	(7,650,941)
Unrealized gain on short-term investments	—	—	—	(277,269)	—	(277,269)

Comprehensive loss	—	—	—	—	—	(7,928,210)

Balance at December 31, 2005	31,920,632	31,921	235,202,784	(115,942)	(145,143,323)	89,975,440

Issuance of stock upon options exercised	227,836	227	467,567	—	—	467,794
Share-based compensation for options issued to non-employees	—	—	143,756	—	—	143,756
Share-based compensation for options issued to Employees	—	—	4,638,078	—	—	4,638,078
Issuance of stock to match 401(k) contributions	20,912	21	142,480	—	—	142,501
Comprehensive loss:
Net loss	—	—	—	—	(8,317,677)	(8,317,677)
Unrealized loss on short-term investments	—	—	—	47,405	—	47,405

Comprehensive loss	—	—	—	—	—	(8,270,272)

Balance at December 31, 2006	32,169,380	32,169	240,594,665	(68,537)	(153,461,000)	87,097,297

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Par Value	Paid-in Capital	Income (Loss)	Deficit	Total

Issuance of stock in secondary offering, net of offering costs	4,700,000	4,700	69,871,454	—	—	69,876,154
Issuance of stock upon options exercised	535,736	536	2,126,480	—	—	2,127,016
Issuance of stock upon warrants exercised	3,729	4		—	—	4
Share-based compensation for options issued to non-employees	—	—	184,567	—	—	184,567
Share-based compensation for options issued to Employees	—	—	4,935,160	—	—	4,935,160
Issuance of stock to match 401(k) contributions	14,739	15	178,811			178,826
Comprehensive income:
Net income	—	—	—	—	3,487,584	3,487,584
Unrealized gain on short-term investments	—	—	—	128,370	—	128,370

Comprehensive income	—	—	—	—	—	3,615,954

Balance at December 31, 2007	37,423,584	$37,424	$317,891,137	$59,833	$(149,973,416)	$168,014,978

See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Operating Activities
Net income (loss)	$3,487,584	$(8,317,677)	$(7,650,941)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,990	31,846	30,127
Accretion of debt discount on short-term investments	(4,134,496)	(3,152,035)	(1,559,259)
Warrants issued in connection with licensing agreement	—	—	615,000
Share-based compensation for options issued to non-employees	184,567	143,756	864,191
Share-based compensation for stock and options issued to employees	5,113,986	4,780,579	133,402
Share-based compensation benefit on variable employee options	—	—	(1,749,135)
Gain on disposal of property and equipment	—	—	(4,186)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(40,683)	(37,669)	40,391
Receivable from Forest Laboratories	207,622	184,561	5,122,031
Accounts payable and other accrued liabilities	709,048	(568,960)	(349,833)
Payable to Forest Laboratories	(530,000)	(385,000)	115,000
Deferred rent	(2,484)	(9,754)	(2,654)
Deferred revenue	(2,219,336)	(3,125,000)	(3,125,000)

Net cash provided by (used in) operating activities	2,813,798	(10,455,353)	(7,520,866)

Investing Activities
Purchases of short-term investments	(162,574,366)	(129,149,627)	(119,025,100)
Proceeds from sale of short-term investments	125,210,000	150,525,000	94,813,000
Purchase of property and equipment	(51,592)	(46,831)	(37,536)
Proceeds from sale of property and equipment	—	—	36,179

Net cash (used in) provided by investing activities	(37,415,958)	21,328,542	(24,213,457)

Financing Activities
Proceeds from exercise of stock options and warrants	2,127,020	467,794	3,866,383
Proceeds from secondary offering of common stock, net	69,876,154	—	—
Payments on capital lease obligation	—	—	(36,870)

Net cash provided by financing activities	72,003,174	467,794	3,829,513

Increase (decrease) in cash and cash equivalents	37,401,014	11,340,983	(27,904,810)
Cash and cash equivalents at beginning of the year	32,692,411	21,351,428	49,256,238

Cash and cash equivalents at end of the year	$70,093,425	$32,692,411	$21,351,428

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$2,382

     See accompanying notes to the financial statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
The Company
     Cypress Bioscience, Inc. (the “Company”) is committed to developing and commercializing pharmaceutical products and personalized medicine laboratory services that allow physicians to serve unmet medical needs. The Company is developing milnacipran for fibromyalgia (“FM”) and with its recent acquisition of Proprius Pharmaceuticals, Inc. (“Proprius”), the Company has expanded its strategy to include providing personalized medicine laboratory services to rheumatologists. The Company continues to evaluate various other potential strategic transactions, including the potential acquisition of products, product candidates, technologies and companies and other alternatives.
Accounting Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
Restatement of Prior Period
     In 2006 and 2005, the Company did not recognize the accretion of the debt discount on its short-term investments classified as available-for-sale. The Company evaluated the misstatement in accordance with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined the misstatement to be immaterial to the 2006 and 2005 financial statements based on both quantitative and qualitative factors. However, the correction of the error in 2007 would be material to the 2007 financial statements. The Company considered both the “rollover” and “iron curtain” approaches in its evaluation of the materiality of the misstatement. As per the guidance in SAB 108, the Company restated the 2006 and 2005 financial statements in the 2007 Form 10-K.
     The misstatement resulted in an overstatement of interest income of $70,345 for the year ended December 31, 2006. After adjusting for the misstatement in the 2006 financial statements, the Company recognized interest income of $4,923,290 for the year ended December 31, 2006 compared to $4,993,635, resulting in an adjustment to interest income and accumulated other comprehensive income in the amount of $70,345 and an increase in net loss and accumulated deficit of $70,345, with no net impact on net loss per share. The Company’s net loss and accumulated deficit changed from $(8,247,332) and $(154,366,709), respectively, to $(8,317,677) and $(153,461,000), respectively. The misstatement resulted in an understatement of interest income of $976,054 for the year ended December 31, 2005. After adjusting for the misstatement in the 2005 financial statements, the Company recognized interest income of $3,501,381 for the year ended December 31, 2005 compared to $2,525,327, resulting in an adjustment to interest income and accumulated other comprehensive income in the amount of $976,054 and a decrease in net loss, net loss per share and accumulated deficit of $976,054, $0.03 per share and $976,054, respectively. The Company’s net loss, net loss per share and accumulated deficit changed from $(8,626,995), $(0.28) and $(146,119,377), respectively, to $(7,650,941), $(0.25) and $(145,143,323), respectively. The financial statements for the years ended December 31, 2006 and 2005 have been restated to reflect interest income properly. The Company also recast its financial results for all quarters in 2006 and the first three quarters of 2007. See Note 10, Quarterly Information (Unaudited).

Reclassification
     The Company has reclassified $21,130,461 of its investments in marketable securities at December 31, 2006 from short-term investments to cash and cash equivalents in accordance with the Company’s accounting policy for cash and cash equivalents and in accordance with U.S. generally accepted accounting principles.
Cash and Cash Equivalents
     The Company considers cash equivalents to be those investments which are highly liquid, readily convertible into cash and which mature within three months from the date of purchase.
Short-Term Investments
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity and included in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income.
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
Property and Equipment
     Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.
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
Fair Value of Financial Instruments
     The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses, receivables, accounts payable, accrued compensation and accrued liabilities, approximate fair value due to the nature of their short-term maturities. The fair value of short-term investments is based upon market prices quoted on the last day of the fiscal period.

Revenue Recognition
     In accordance with SAB No. 104, Revenue Recognition in Financial Statements, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period such arrangements require on-going services or performance. Amounts received for sponsored development activities, including funding received for certain of the Company’s employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. Amounts received for milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement. Any amounts received prior to satisfying revenue recognition criteria will be recorded as deferred revenue.
Segment Reporting
     The Company currently operates in a single operating segment. The Company generates revenues from its collaboration agreement with Forest Laboratories for the development of milnacipran. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company periodically evaluates the benefits of operating in distinct segments and will report accordingly when such distinction is made.
Comprehensive Income (Loss)
     Comprehensive income (loss) is calculated in accordance with SFAS No. 130, Comprehensive Income. SFAS No. 130 requires the disclosure of all components of comprehensive income (loss), including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s other comprehensive income (loss) consisted of unrealized gains and losses on short-term investments and is reported in the statements of stockholders’ equity.
Research and Development
     Research and development expenses consist primarily of salaries and related personnel expenses for the Company’s research and development personnel, fees paid to external service providers to conduct clinical trials, patient enrollment costs, fees and milestone payments under the Company’s license and development agreements and costs for facilities, supplies, materials and equipment. All such costs are charged to research and development expenses as incurred. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. The Company accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.
     Research and development expenses also include costs incurred in connection with the first Phase III clinical trial, the extension trial for milnacipran and the third Phase III clinical trial, for which such costs are reimbursed by Forest Laboratories pursuant to the collaboration agreement.
Share-Based Compensation
     Prior to January 1, 2006, the Company accounted for share-based compensation under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company recorded no share-based employee compensation expense for options granted under its stock option plans prior to January 1, 2006 as all options granted under the Company’s plans had exercise prices equal to the fair market value of its common stock on the date of grant. In accordance with SFAS 123, the Company disclosed its net income or loss and net income or loss per share as if the Company had applied the fair value-based method in measuring compensation expense for its share-based programs.

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

2005
Net loss, as reported	$(7,650,941)
Add: Stock-based employee compensation benefit included in reported net loss	(1,749,135)
Deduct: Additional stock-based employee compensation determined under fair value based methods	(4,540,250)

Pro forma net loss	$(13,940,326)

Net loss per share—basic and diluted, as reported	$(0.25)
Pro forma net loss per share—basic and diluted	$(0.45)
Net Income (Loss) Per Share
     Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method. For the year ended December 31, 2007, the dilutive common share equivalents for outstanding options and warrants included in diluted net income per share was 1,410,308. The Company has excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the years ended December 31, 2006 and 2005 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share for the years ended December 31, 2006 and 2005 was 878,816 and 2,146,976, respectively.

Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company measures tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.
     In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
Impact of Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 157 will have a material effect on its results of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, permits entities the option to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that SFAS No. 159 will have on its results of operations and financial condition.
     In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities.  The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties and recognize the expense over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability.  EITF Issue No. 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on its financial statements.
     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.  Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008.  The Company is in the process of determining the impact that EITF Issue No. 07-01 will have on its results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) on the Company’s results of operations and cash flows will depend on the terms and timing of future acquisitions, if any.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 160 will have on its results of operations and cash flows.
2. SHORT-TERM INVESTMENTS
     At December 31, 2007 and 2006, short-term investments consisted of the following:

	December 31, 2007
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$98,037,775	$112,030	$(10,489)	$98,139,316
Commercial paper	5,989,083	—	(4,949)	5,984,134
Certificates of deposit	7,600,000	936	(11,237)	7,589,699

	$111,626,858	$112,966	$(26,675)	$111,713,149

	December 31, 2006
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$69,649,270	$1,026	$(62,952)	$69,587,344
Certificates of deposit	500,000	—	(1,427)	498,573

	$70,149,270	$1,026	$(64,379)	$70,085,917

     The unrealized losses on investments were primarily caused by changes in interest rates. Based on an evaluation of the credit standing of each issuer, management believes it is probable that the Company will be able to collect all amounts due according to the contractual terms. .
     There were no realized gains or losses on available-for-sale securities during the years ended December 31, 2007, 2006 and 2005. Cash and cash equivalents at December 31, 2007 and 2006 include an unrealized loss of $26,458 and $5,184, respectively.
     Contractual maturities for short-term investments at December 31, 2007 were as follows:

Fair Value
Due within 1 year	$106,472,247
After 1 year but within 2 years	5,240,902

Total	$111,713,149

3. STOCKHOLDERS’ EQUITY
Public Offering of Shares of Common Stock
     On June 5, 2007, the Company completed a public offering of 4,700,000 shares of common stock at $15.50 per share resulting in proceeds of approximately $69.9 million, net of underwriting and offering costs.
Shelf Registration
     On May 10, 2005, the Company filed a Form S-3 with the SEC to issue and sell up to a total dollar amount of $100 million of the Company’s common stock to the public in a registered offering or offerings. The Form S-3 was declared effective by the SEC on July 6, 2005. During June 2007, the Company issued $72.9 million of common stock pursuant to this shelf registration.
Warrants
     In June 2005, upon execution of a license agreement, the Company issued warrants to a licensor to purchase 62,656 shares of common stock as a license fee. These warrants, which have an exercise price of $15.96 per share and expire in June 2010, were valued at $615,000 using the Black-Scholes valuation model and recorded as a non-cash compensation charge, classified as research and development expenses, during the second quarter of 2005 since the underlying technology still requires substantial development effort. As of December 31, 2007, all of these warrants remain outstanding.
4. SHARE-BASED COMPENSATION
Share-Based Compensation Plans
     2000 EQUITY INCENTIVE PLAN
     In May 2000, the Company adopted the 2000 Equity Incentive Plan (the “2000 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company’s common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. The exercise price of all incentive stock options granted under the 2000 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options granted under the 2000 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date of grant. Options granted under the 2000 Plan have a term of up to ten years and generally vest over four years. In February 2001, the shareholders of the Company approved a provision to amend the 2000 Plan, whereby the total number of shares reserved for issuance under the 2000 Plan and the 1996 Equity Incentive Plan, in the aggregate, will be increased quarterly such that the number equals 21.1% of the number of shares of the Company’s common stock issued and outstanding as of the end of that day. Additionally, in September 2003, the shareholders of the Company approved an amendment to the 2000 Plan to increase the number of shares of common stock available for issuance as incentive stock options from 875,000 shares to 5,600,000 shares. This amendment does not alter the total number of shares available for issuance under the 2000 Plan; it only increases the total number of shares that may be issued under the 2000 Plan as incentive stock options. As of December 31, 2007, 3,568,221 shares of the Company’s common stock are available for future grant under the 2000 Plan.
     1996 EQUITY INCENTIVE PLAN
     In January 1996, the Company adopted the 1996 Equity Incentive Plan (the “1996 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company’s common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. Options granted under the 1996 Plan have a term of up to ten years and vest as determined by the Board but in no event less than twenty percent per year. Although options that were previously granted under the 1996 Plan remain outstanding at December 31, 2007, the 1996 Plan expired in 2006 and accordingly, no shares are available for future grant under this plan.

Stock Options
     The exercise price of all options granted during the years ended December 31, 2007, 2006 and 2005 was equal to the market value on the date of grant. No share-based compensation expense for options is reflected in operating results during the year ended December 31, 2005 in accordance with APB 25. The estimated fair value as defined by SFAS 123 and 123R of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.5%	4.7%	3.5%
Expected volatility	76%	82%	95%
Expected option term (in years)	5.9	5.7	4.0
Dividend yield	0.0%	0.0%	0.0%
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
     The Company amortizes the fair value of options granted on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The weighted average fair values of options granted were $6.04, $4.20 and $9.13 for the years ended December 31, 2007, 2006 and 2005, respectively.
     The following table summarizes the activity of the Company’s stock options for the periods presented:

	2000	1996		Weighted
	Equity	Equity	Number of	Average
	Incentive	Incentive	Options Under	Exercise
	Plan Options	Plan Options	All Plans	Prices
Balance December 31, 2004	2,479,867	371,156	2,851,023	$4.93
Granted	830,125	—	830,125	13.35
Exercised	(270,003)	(91,955)	(361,958)	3.03
Canceled	—	—	—	—
Expired	—	—	—	—

Balance December 31, 2005	3,039,989	279,201	3,319,190	7.25
Granted	839,693	—	839,693	5.88
Exercised	(95,433)	(202,939)	(298,372)	2.91
Canceled	(35,929)	—	(35,929)	8.96
Expired	(32,884)	(4,375)	(37,259)	14.62

Balance December 31, 2006	3,715,436	71,887	3,787,323	7.19
Granted	1,187,249	—	1,187,249	8.78
Exercised	(550,136)	(19,585)	(569,721)	4.23
Canceled	(73,363)	—	(73,363)	13.77
Expired	—	(3,333)	(3,333)	12.00

Balance December 31, 2007	4,279,186	48,969	4,328,155	$7.91

     Options outstanding at December 31, 2007 have a weighted average remaining contractual term of 7.2 years.

     For the year ended December 31, 2007, share-based compensation expense related to employee stock options was $4,935,160, consisting of $817,430 related to research and development expenses and $4,117,730 related to general and administrative expenses. For the year ended December 31, 2006, share-based compensation expense related to employee stock options was $4,638,078, consisting of $896,275 related to research and development expenses and $3,741,803 related to general and administrative expenses. As of December 31, 2007, there was $7.9 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.5 years. As of December 31, 2007, there were 3,020,052 options exercisable with a weighted average exercise price of $7.39 and a weighted average remaining contractual term of 6.5 years. The total intrinsic value of stock option exercises during the years ended December 31, 2007, 2006 and 2005 was $4.9 million, $1.0 million and $3.5 million, respectively. As of December 31, 2007, the total intrinsic value of options outstanding and exercisable was $16.4 million and $13.0 million, respectively. Cash received from stock option exercises for the years ended December 31, 2007, 2006 and 2005 was $2.1 million, $0.5 million and $1.1 million, respectively. As of December 31, 2007 and 2006, the weighted average fair value of unvested options was $6.16 and $6.06, respectively.
     For the years ended December 31, 2007, 2006 and 2005, share-based compensation related to options granted to non-employees, accounted for in accordance with EITF 96-18, was $184,567, $143,756 and $864,191, respectively. The estimated fair value of such options was determined using the Black-Scholes option valuation model with the following weighted-average assumptions for options that vested during the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.4%	4.7%	3.6%
Expected volatility	75%	80%	92%
Expected option term (in years)	5.6	5.4	4.0
Dividend yield	0.0%	0.0%	0.0%
Stock Option Cancel and Re-Grant Program
     In June 2001, the Company implemented an option cancel and re-grant program. Pursuant to the program, the exercise price of certain options held by certain of the Company’s executive officers and directors were exchanged for options with an exercise price of $2.50 per share, the fair market value of the Company’s common stock on June 27, 2001, the date the option cancel and re-grant program was effected. The replacement options expired no later than the earlier of the expiration date of the original option grant or June 27, 2006. As of December 31, 2007, all options granted pursuant to the option cancel and re-grant program were exercised.
     As a result of the program, the Company granted options to purchase 618,738 shares of its common stock. Prior to the adoption of FAS 123R on January 1, 2006, the shares underlying the options were accounted for as variable, and the intrinsic value of the options to purchase common stock were re-measured at the end of each period for the term of the option and amortized over the vesting period. Accordingly, during the year ended December 31, 2005, as the intrinsic value of the common stock underlying the options declined due to a decrease in the Company’s stock price during the period, the Company recognized a compensation benefit of $1,749,135. Although SFAS

123R does not allow separate presentation on the face of the Statement of Operations for share-based compensation charges, since the compensation charge for variable options for the year ended December 31, 2005 was a credit, the Company believes that separate presentation is more meaningful and useful. The entire compensation benefit for the year ended December 31, 2005 was related to general and administrative expenses and had the Company presented the amount in this line item, general and administrative expenses for the year ended December 31, 2005 would have been $3,699,025.
     Upon the adoption of SFAS 123R in 2006, as variable accounting for stock options ceased and all options outstanding under the option cancel and re-grant program were fully vested prior to January 1, 2006, no additional compensation expense for such options was recognized during the years ended December 31, 2007 and 2006.
5. SIGNIFICANT LICENSING AND COLLABORATION AGREEMENTS
License and Collaboration Agreement with Forest Laboratories
     In January 2004, the Company entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under the agreement with Forest Laboratories, the Company sublicensed its exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States. In addition, Forest Laboratories exercised its option to extend the territory to include Canada. In conjunction with the option exercise, Forest Laboratories paid the Company a non-refundable $1.0 million license payment in July 2007, which is being recognized on a straight-line basis over the remainder of the 8 year amortization period related to the original upfront license payment received in January 2004. Forest Laboratories also has an option for a specified time period to acquire an exclusive license from the Company in the United States and Canada to any compounds developed under the Company’s agreement with Collegium Pharmaceutical, Inc. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of the Company’s employees. However, the Company agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the amount of funding that the Company receives from Forest Laboratories for certain of its employees was eliminated as of the fourth quarter in 2004 for the second Phase III trial only, and the Company paid for a majority of the external costs of the second Phase III trial only, which amounts will be reimbursed to the Company by Forest Laboratories in two installments so long as this trial is used as one of the two required pivotal trials in the New Drug Application (“NDA”) submission to the Food and Drug Administration (“FDA”). Specifically, Forest Laboratories may repay the Company approximately $9.7 million in two payments, with one-third of the amount payable if the NDA is accepted by the FDA and two-thirds of the amount payable if the NDA is approved. During February 2008, the FDA accepted for review the Company’s NDA for milnacipran (see Note 11). Forest Laboratories is funding the third Phase III clinical trial, including a specified number of the Company’s employees that are assisting with the conduct of that clinical trial. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while the Company has the option to co-promote up to 25% of the total physician details using its own sales force and would be reimbursed by Forest Laboratories in an amount equal to Forest’s cost of providing the equivalent detailing calls. The Company exercised its option to co-promote milnacipran and will detail to rheumatologists, pain centers and rehabilitation and medicine specialists in the U.S.
     Under the agreement with Forest Laboratories, the Company received an upfront, non-refundable payment of $25.0 million, of which $1.25 million, classified as research and development expenses, was paid to Pierre Fabre as a sublicense fee. Additionally, the Company received a $5.0 million milestone payment in June 2007 from Forest Laboratories for the successful second Phase III trial for milnacipran, of which $250,000 was paid to Pierre Fabre as a sublicense fee, a $1.0 million license payment in July 2007 to extend the territory to include Canada, of which $50,000 was paid to Pierre Fabre as a sublicense fee, and an additional $5.0 million milestone payment from Forest Laboratories in December 2007 upon NDA filing, of which $250,000 was paid to Pierre Fabre as a sublicense fee. In February 2008, the Company received a $10.0 million milestone payment from Forest Laboratories upon NDA acceptance, of which $500,000 was paid to Pierre Fabre as a sublicense fee (see Note 11). The total upfront and milestone payments to the Company under the agreement could total approximately $205.0 million, of which $46.0 million has been received to date, related to the development of milnacipran for the treatment of FM, a large portion of which will depend upon achieving certain sales of milnacipran and up to an additional $45.0 million in the event that the Company and Forest Laboratories develop milnacipran for other indications. In addition, the Company has the potential to receive royalty payments based on sales of licensed product under this agreement. Forest Laboratories also assumed the future royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement or (iii) the last commercial sale of a generic product, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if such breach has not been cured within the required time period following such written notice. Forest Laboratories may also terminate the agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of a new drug application or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.
     For the years ended December 31, 2007, 2006 and 2005, the Company recognized revenues of $13.9 million, $4.3 million and $8.4 million, respectively, under its collaboration agreement with Forest Laboratories, consisting of the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements, funding received from Forest Laboratories during 2007 and 2006 for certain of the Company’s employees devoted to the development of milnacipran and milestone payments received from Forest Laboratories during 2007.
Licensing Agreement with Pierre Fabre
     In August 2001, the Company entered into a license agreement and a trademark agreement with Pierre Fabre. Pursuant to the terms of the license agreement, the Company paid Pierre Fabre $1.5 million upon execution of the agreement and a $1.0 million milestone payment in September 2003. The upfront payment of $1.5 million and $1.0 million milestone payment have been expensed pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses. As of December 31, 2007, additional payments of up to $4.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. In February 2008, the Company paid Pierre Fabre a $1.0 million milestone payment upon the acceptance of the NDA filing (see Note 11).
     The license agreement was amended and restated in November 2001 and subsequently in May 2003. In connection with the second amended and restated agreement in May 2003, the Company issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock, all of which remain outstanding at December 31, 2007. These warrants have an exercise price of $4.91 per share and expire in June 2008. Pursuant to SFAS No. 2, the additional license consideration in the form of the equity instruments has been expensed as the ultimate commercialization of the related product is uncertain and the technology has no alternative uses. Accordingly, during the second quarter of 2003, the Company recognized a non-cash charge of $5.0 million classified as research and development expense based on the fair value of the stock and warrants issued to Pierre Fabre.
     In January 2004, in connection with the Company’s transaction with Forest Laboratories, the Company’s license agreement and trademark agreement with Pierre Fabre were further amended. The third amended and restated license agreement with Pierre Fabre provides the Company with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. Simultaneous to the third amended and restated license agreement, the Company also entered into a purchase and supply agreement with Pierre Fabre for the active pharmaceutical ingredient in milnacipran. If any product is commercialized, Pierre Fabre will have the exclusive right to manufacture the active ingredients used in the commercial product for a specified time period (subject to compliance with certain provisions in the agreement), and Pierre Fabre will be paid a transfer price for each product manufactured and royalties based on net sales, both of which obligations have been assumed by Forest Laboratories. Additionally, the Company is obligated to pay Pierre Fabre a 5% sublicense fee on upfront and milestone payments received from Forest Laboratories, of which $2.3 million has been paid to date. Once a total of $7.5 million has been paid to Pierre Fabre, such additional sublicense payments due to Pierre Fabre shall be credited against any royalties or milestones owed by the Company to Pierre Fabre, which shall be carried forward to any subsequent years as applicable. Pierre Fabre also retains the right to sell products in indications developed by the Company outside the United States and Canada and will pay the Company a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by the Company. The agreement is effective until the later of the expiration of the last-to-expire of certain patents held by Pierre Fabre relating to the development of milnacipran or ten years after the first commercial sale of a licensed product, unless terminated earlier. Each party has the right to terminate the agreement upon 90 days’ prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if the breach is not cured within 90 days following the written notice. Additionally, Pierre Fabre has the right to terminate the agreement upon 90 days’ prior notice to the Company if the Company takes certain actions.
Reformulation and New Product Agreement
     In August 2002, the Company entered into a Reformulation and New Product Agreement with Collegium Pharmaceutical, Inc., or Collegium, pursuant to which Collegium is attempting to develop new formulations of milnacipran and new products that are analogs of milnacipran. In January 2004, the Company exercised its option to acquire an exclusive license to technology developed under this agreement. In the event the Company commercializes any of the reformulations or new products developed under the agreement with Collegium, the Company will be obligated to pay Collegium remaining milestone payments of up to $4.3 million, as well as potential royalty payments based on the net sales of reformulated or new products. Additionally, in October 2002, the Company entered into a Common Stock Issuance Agreement with Collegium, pursuant to which Collegium may elect to be issued shares of the Company’s common stock, subject to certain conditions, in lieu of cash, for milestone payments. The Company has authorized the issuance of up to 1,800,000 shares of common stock as milestone payments. The agreement with Collegium is effective until the expiration of the last-to-expire of the issued patents, if any, unless terminated earlier. Each party has the right to terminate the agreement upon 60 days’ prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if the breach has not been cured within the 60-day period following the written notice.
6. INCOME TAXES
     In July 2006, the FASB issued FIN 48, which the Company adopted on January 1, 2007.  As a result of adoption, the Company recorded a net decrease to net deferred tax assets of approximately $836,000 and a corresponding reduction to the valuation allowance.  The total amount of gross unrecognized tax benefits as of January 1, 2007 was $913,000.
     A rollforward of changes in the Company’s gross unrecognized tax benefits is as follows:

Balance at January 1, 2007	$913,000
Increases related to prior year tax positions	—
Increases related to current year tax positions	—
Settlements	—

Balance at December 31, 2007	$913,000

     Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
     The Company is subject to taxation in the United States and California. The Company’s tax years for 1989 to 2007 are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2006 and at December 31, 2007, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2007.

     The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At December 31, 2007, the Company had net deferred tax assets of $44.1 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset.
     Additionally, pursuant to Internal Revenue Code Section 382 and 383, the annual use of the net operating loss carryforwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. As a result of any such ownership change, portions of the Company’s net operating loss carryforwards and research and development tax credits are subject to annual limitations. The Company recently completed a Section 382/383 analysis regarding the limitation of the net operating losses and research and development credits. Based upon the analysis, the Company determined that ownership changes occurred in prior years. However, the annual limitations on net operating loss and research and development tax credit carryforwards will not have a material impact on the future utilization of such carryforwards.
     Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are shown below. A valuation allowance has been established to offset the net deferred tax assets as of December 31, 2007 and 2006 as realization of such assets is uncertain.

	2007	2006
Net operating loss carryforwards	$23,208,000	$24,445,000
Deferred revenue	5,462,000	6,367,000
Capitalized research and development	7,537,000	8,273,000
Capitalized intangibles	3,544,000	4,016,000
Tax credits	1,270,000	2,222,000
Share-based compensation expense	3,029,000	1,559,000
Other	37,000	41,000

	44,087,000	46,923,000
Valuation allowance	(44,087,000)	(46,923,000)

	$—	$—

     The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows:

	2007	2006	2005
Tax at federal statutory rate	$1,220,654	$(2,911,187)	$(2,677,829)
State income tax, net of federal benefits	200,397	(477,934)	(439,623)
Share-based compensation	420,707	377,130	(306,223)
Other	156,252	38,183	16,452
Change in valuation allowance	(1,998,010)	2,973,808	3,407,223

	$—	$—	$—

     At December 31, 2007, the Company had federal and California net operating loss carryforwards of approximately $86.6 million and $25.3 million, respectively. The federal tax loss carryforwards will begin to expire in 2008. The California tax loss carryforwards will begin to expire in 2012. Additionally, the Company has federal and California research and development tax credit carryforwards of approximately $1.7 million and $0.5 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2008 unless previously utilized. The California research and development credit carryforwards carry forward indefinitely.
     As a result of the adoption of SFAS 123R, the Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits. At December 31, 2007 and 2006, deferred tax assets do not include $8.6 million and $6.8 million, respectively, of excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryovers. Stockholders’ equity will be increased by $8.6 million when such excess tax benefits are realized.
7. RELATED PARTY TRANSACTIONS
     A former member of the Company’s board of directors accepted the position of Chief Executive Officer of a biotechnology company in April 2005.  The Company entered into an agreement with this company in January 2005 with respect to the in-license of certain patents.  Under this agreement, the Company paid an aggregate of $1.5 million, included in research and development expenses, to such biotechnology company. This board member resigned effective February 2007 and is no longer considered a related party.  In the event the Company moves forward with development of a product or products under this agreement, the Company would be obligated to pay certain milestone (as disclosed in “Licensing Agreements” below) and royalty payments.

     The Company employs the services of a consultant, whose husband is an officer of the Company. Such consultant provided consulting services to the Company in the amount of approximately $225,000, $194,000, and $147,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
8. RETIREMENT PLAN
     The Company has a savings plan under Section 401(k) of the Internal Revenue Code under which all employees over the age of twenty-one are eligible to participate on the first entry date (January 1, April 1, July 1 and October 1) following their hire date. The plan allows for a matching contribution in the Company’s common stock (valued as of the contribution date) equal to 100% of the amount of the salary contributed for the preceding six- month period. Employees vest in the matching contribution made on the last day of June of the plan year provided they are employed on the last day of December of the plan year and vest in the matching contribution made on the last day of December of the plan year provided that they are employed on the last day of June of the following plan year. After five years of vesting service, the matching contribution is 100% vested immediately. During the years ended December 31, 2007, 2006 and 2005, the charge to operations for the matching contribution was $178,826, $142,501 and $133,402, respectively. The matching contribution in common stock to the 401(k) Plan is included as a component of share-based compensation to employees.
9. COMMITMENTS AND CONTINGENCIES
Office Lease
     The Company currently occupies approximately 5,700 square feet of leased office space in San Diego, California. The San Diego facility houses the Company’s executive and administrative offices. The lease for this facility expires in July 2012.
     Future annual minimum lease payments due under noncancelable operating leases consists of the following at December 31, 2007:

Operating
Years Ending December 31,	Leases
2008	$190,045
2009	196,853
2010	203,661
2011	210,468
2012	125,090

Total minimum lease payments	$926,117

     Total rent expense was approximately $202,000, $194,000 and $176,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Licensing Agreements
     The Company has entered into licensing agreements with various universities and organizations. Under the terms of these agreements, the Company has received licenses to know-how and technology claimed in certain patents or patent applications. The Company is required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent. Some of the agreements also require the Company to pay expenses arising from the prosecution and maintenance of the patents covering the licensed technology. If all of the licensed candidates are successfully developed, the Company may be required to pay milestone payments up to approximately $45.0 million over the lives of these agreements, in addition to royalties on sales of the affected products at various rates. Due to the uncertainties of the development process, the timing and probability of the milestone and royalty payments cannot be accurately estimated.

10. QUARTERLY INFORMATION (UNAUDITED)
     The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
As reported:
Revenues	$960,851	$5,948,789	$971,276	$6,059,687
Total costs and expenses	$3,464,854	$5,160,868	$3,879,746	$5,232,574
Other income	$1,188,112	$1,433,311	$1,790,819	$2,175,423
Net income (loss) (1)	$(1,315,891)	$2,221,232	$(1,117,651)	$3,002,536
Net income (loss) per share – basic	$(0.04)	$0.07	$(0.03)	$0.08
Net income (loss) per share – diluted	$(0.04)	$0.06	$(0.03)	$0.08

Adjustment to other income (2)	$94,768	$117,710	$484,880	$—
As adjusted:
Revenues	$960,851	$5,948,789	$971,276	$6,059,687
Total costs and expenses	$3,464,854	$5,160,868	$3,879,746	$5,232,574
Other income	$1,282,880	$1,551,021	$2,275,699	$2,175,423
Net income (loss) (1)	$(1,221,123)	$2,338,942	$(632,771)	$3,002,536
Net income (loss) per share – basic	$(0.04)	$0.07	$(0.02)	$0.08
Net income (loss) per share – diluted	$(0.04)	$0.07	$(0.02)	$0.08

Shares used in calculating per share amounts – basic, as reported	32,262,555	33,715,858	37,360,788	37,403,753
Shares used in calculating per share amounts – diluted, as reported	32,262,555	35,134,985	37,360,788	38,912,841

(1)	During the second and fourth quarters, the Company recognized milestone payments of $5.0 million as a consequence of the results of the second Phase III trial for milnacipran and the filing of an NDA for milnacipran, respectively.

(2)	During the first three quarters of 2007, the Company did not recognize the accretion of the debt discount on its short-term investments. The results for the first three quarters of 2007 have been adjusted to properly reflect interest income for these periods as reflected in the table above. The results for the year ended December 31, 2007 are properly stated in the Statements of Operations.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
As reported:
Revenues	$1,216,140	$1,015,305	$1,144,208	$946,815
Total costs and expenses	$5,766,058	$4,452,730	$4,046,415	$3,298,232
Other income	$1,016,489	$1,231,146	$1,477,690	$1,268,310
Net loss	$(3,533,429)	$(2,206,279)	$(1,424,517)	$(1,083,107)
Net loss per share – basic and diluted	$(0.11)	$(0.07)	$(0.04)	$(0.03)

Adjustment to other income (1)	$(178,329)	$132,530	$(69,236)	$44,690
As adjusted:
Revenues	$1,216,140	$1,015,305	$1,144,208	$946,815
Total costs and expenses	$5,766,058	$4,452,730	$4,046,415	$3,298,232
Other income	$838,160	$1,363,676	$1,408,454	$1,313,000
Net loss	$(3,711,758)	$(2,073,749)	$(1,493,753)	$(1,038,417)
Net loss per share – basic and diluted	$(0.12)	$(0.06)	$(0.05)	$(0.03)

Shares used in calculating per share amounts – basic and diluted, as reported	32,018,307	32,072,345	32,135,189	32,151,392

(1)	During 2006, the Company did not recognize the accretion of the debt discount on its short-term investments. The results for the each of the quarters in 2006 have been adjusted to properly reflect interest income for these periods as reflected in the table above. The results for the year ended December 31, 2006 have been restated as described in Note 1.
11. SUBSEQUENT EVENTS
Acquisition of Proprius
     On March 4, 2008, the Company acquired Proprius, a privately-held, specialty pharmaceutical company, whereby the Company acquired all of the outstanding equity interests in Proprius for consideration totaling approximately $37.5 million in cash, plus additional payments up to an aggregate of $37.5 million in the event certain milestones associated with the development of Proprius’ therapeutic candidates are achieved. The milestone payments are payable, at the sole discretion of the Company, in cash, or up to 50% in shares of the Company’s common stock, or a combination of both.
     In connection with the acquisition of Proprius, the Company assumed certain agreements entered into by Proprius. The Company assumed Proprius’ license agreement with AlphaRx, Inc. for the in-license of a topical non-steriodal anti-inflammatory drug therapy and other successor topical non-steroidal anti-inflammatory drug therapies. Future consideration under the agreement includes up to $116.0 million for the successful development and commercialization of a product and potential royalty payments. In addition, the Company assumed the licenses obtained from third parties for certain personalized medicine laboratory services. Under the terms of these agreements, the Company will be obligated to pay approximately $4.2 million in the aggregate in sales milestones and a royalty based on net sales, if any.

FDA Acceptance for Review of NDA for Milnacipran
     During February 2008, the FDA accepted for review the NDA for milnacipran for the treatment of FM filed by the Company and Forest Laboratories. In connection with the acceptance of the NDA, the Company received a $10.0 million milestone payment from Forest Laboratories, which will be recognized as revenue during the first quarter of 2008. Of this amount, $500,000 was paid to Pierre Fabre as a sublicense fee. The Company also received $3.2 million from Forest Laboratories upon NDA acceptance as reimbursement for one-third of the costs paid in connection with the second Phase III trial for milnacipran, with the remaining two-thirds payable if the NDA is approved. Additionally, the Company paid Pierre Fabre a $1.0 million milestone payment in February 2008 upon the acceptance of the NDA filing.