Form 10-Q
period 2008-03-31
CYPRESS BIOSCIENCE INC
filed 2008-05-12
CIK 716054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008, or

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

     Indicate by check (✓) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check (✓) whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At May 5, 2008, 37,536,326 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CYPRESS BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$83,392,000	$70,093,425
Short-term investments	70,731,185	111,713,149
Receivable from Forest Laboratories	283,710	142,750
Prepaid expenses and other current assets	556,105	651,144

Total current assets	154,963,000	182,600,468
Property and equipment, net	145,647	79,382
Goodwill	26,465,627	—
Other assets	29,000	20,000

Total assets	$181,603,274	$182,699,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$678,300	$443,734
Accrued compensation	145,794	307,164
Accrued liabilities	523,276	522,637
Current portion of deferred revenue	3,351,416	3,351,416

Total current liabilities	4,698,786	4,624,951

Deferred rent	9,077	5,673
Deferred revenue, net of current portion	9,216,394	10,054,248

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 37,536,326 and 37,423,584 shares issued and outstanding at March 31, 2008 (unaudited) and December 31, 2007, respectively	37,536	37,424
Additional paid-in capital	320,279,472	317,891,137
Accumulated other comprehensive income	216,406	59,833
Accumulated deficit	(152,854,397)	(149,973,416)

Total stockholders’ equity	167,679,017	168,014,978

Total liabilities and stockholders’ equity	$181,603,274	$182,699,850

See accompanying notes to financial statements.
Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues under collaborative agreement	$14,215,700	$960,851

Costs and expenses:
Research and development	2,669,624	994,386
General and administrative	3,538,062	2,470,468
In-process research and development	12,590,000	—

Total costs and expenses	18,797,686	3,464,854

Loss from operations	(4,581,986)	(2,504,003)

Interest income	1,701,005	1,282,880

Net loss	$(2,880,981)	$(1,221,123)

Net loss per share — basic	$(0.08)	$(0.04)

Shares used in computing net loss per share -basic	37,523,645	32,262,555

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net loss	$(2,880,981)	$(1,221,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,120	8,325
In-process research and development	12,590,000	—
Accretion of debt discount on short-term investments	(685,317)	(929,791)
Share-based compensation for options issued to non-employees	7,750	44,002
Share-based compensation for stock and options issued to employees	1,980,805	1,369,963
Changes in operating assets and liabilities, net of effects from purchase of Proprius	(806,536)	(968,242)

Net cash provided by (used in) operating activities	10,216,841	(1,696,866)

Investing Activities
Cash paid to acquire Proprius, net of cash acquired	(39,084,627)	—
Purchases of short-term investments	(28,832,146)	(40,443,090)
Proceeds from sale of short-term investments	70,656,000	23,100,000
Purchases of property and equipment	(57,385)	(5,552)

Net cash provided by (used in) investing activities	2,681,842	(17,348,642)

Financing Activities
Proceeds from exercise of stock options	399,892	243,999

Net cash provided by financing activities	399,892	243,999

Increase (decrease) in cash and cash equivalents	13,298,575	(18,801,509)
Cash and cash equivalents at beginning of period	70,093,425	32,692,411

Cash and cash equivalents at end of period	$83,392,000	$13,890,902

See accompanying notes to financial statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     We are committed to developing and commercializing pharmaceutical products and personalized medicine laboratory services that allow physicians to serve unmet medical needs. We are developing milnacipran for fibromyalgia and with our acquisition of Proprius Pharmaceuticals, Inc. (“Proprius”) in March 2008, we have expanded our strategy to include providing personalized medicine laboratory services to rheumatologists. We continue to evaluate various other potential strategic transactions, including the potential acquisition of products, product candidates, technologies and companies and other alternatives.
2. Basis of Presentation
     The accompanying financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and U.S. generally accepted accounting principles for interim financial statements. Certain information and disclosures normally included in complete audited year end financial statements have been condensed or omitted. In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more information, these financial statements should be read in conjunction with the audited financial statements and the related disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.
     The condensed consolidated financial statements include the accounts of Cypress Bioscience, Inc. and its wholly-owned subsidiary, Proprius, as of March 4, 2008, the date of acquisition, collectively referred to as Cypress Bioscience, Inc. All significant intercompany accounts and transactions have been eliminated.
3. Short-Term Investments
     Our short-term investments consist of securities of the U.S. government or its agencies, commercial paper and certificates of deposit. We have classified our short-term investments as available-for-sale and carry them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive income or loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income.

     At March 31, 2008 and December 31, 2007, short-term investments consisted of the following:

	March 31, 2008
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$64,414,385	$200,896	$(435)	$64,614,846
Certificates of deposit	6,100,000	22,717	(6,378)	6,116,339

	$70,514,385	$223,613	$(6,813)	$70,731,185

	December 31, 2007
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$98,037,775	$112,030	$(10,489)	$98,139,316
Commercial paper	5,989,083	—	(4,949)	5,984,134
Certificates of deposit	7,600,000	936	(11,237)	7,589,699

	$111,626,858	$112,966	$(26,675)	$111,713,149

     Cash and cash equivalents at March 31, 2008 and December 31, 2007 include an unrealized loss of $394 and $26,458, respectively.
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
5. Research and Development Expenses
     Research and development expenses consist primarily of salaries and related personnel expenses for our research and development personnel, fees paid to external service providers to conduct clinical trials, patient enrollment costs, fees and milestone payments under our license and development agreements and costs for facilities (including our laboratory), supplies, materials and equipment. All such costs are charged to research and development expenses as incurred. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.
     Research and development expenses also include costs incurred in connection with the third Phase III clinical trial, for which such costs are reimbursed by Forest Laboratories pursuant to the collaboration agreement.

6. Net Loss Per Share
     Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted net loss per share by application of the treasury stock method. We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended March 31, 2008 and 2007 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 906,596 and 1,049,324 for the three months ended March 31, 2008 and 2007, respectively.
7. Comprehensive Loss
     The components of comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(2,880,981)	$(1,221,123)
Unrealized gain on short-term investments	156,573	6,147

Comprehensive loss	$(2,724,408)	$(1,214,976)

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
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective transition method. For the three months ended March 31, 2008, share-based compensation expense related to employee stock options was $1,980,805, consisting of $283,276 related to research and development expenses and $1,697,529 related to general and administrative expenses. For the three months ended March 31, 2007, share-based compensation expense related to employee stock options was $1,369,963, consisting of $198,550 related to research and development expenses and $1,171,413 related to general and administrative expenses. As of March 31, 2008, there was $16.6 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.9 years.
     The exercise price of all options granted during the three months ended March 31, 2008 and 2007 was equal to the market value on the date of grant (as defined under the applicable option plan). The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	2.7%	4.5%
Expected volatility	74.0%	76.0%
Expected option term (in years)	5.99	5.94
Dividend yield	0.0%	0.0%
     The matching contribution in common stock to our 401(k) Plan is included as a component of our share-based compensation to employees. Such matching contribution is made on the last day of June and the last day of December of each plan year. As of March 31, 2008 and 2007, such matching contribution had not been made.
     For the three months ended March 31, 2008 and 2007, share-based compensation related to options granted to non-employees, accounted for in accordance with EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, was $7,750 and $44,002, respectively.
9. Collaboration Agreement
License and Collaboration Agreement with Forest Laboratories
     In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under our agreement with Forest Laboratories, we sublicensed our exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States. In addition, Forest Laboratories exercised its option to extend the territory to include Canada. In conjunction with the option exercise, Forest Laboratories paid us a non-refundable $1.0 million license payment in July 2007, which is being recognized on a straight-line basis over the remainder of the 8 year amortization period related to the original upfront license payment received in January 2004. Forest Laboratories also has an option for a specified time period to acquire an exclusive license from us in the United States and Canada to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of our employees. However, we agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees was eliminated as of the fourth quarter in 2004 for the second Phase III trial only, and we paid for a majority of the external costs of the second Phase III trial only, which were approximately $9.7 million. Forest reimbursed us for one-third of the costs, or $3.2 million in February 2008 in connection with the New Drug Application (“NDA”) acceptance for milnacipran by the U.S. Food and Drug Administration (“FDA”). Forest will reimburse us for two-thirds of the amount, or $6.5 million, if the NDA is approved. Forest Laboratories is also funding the third Phase III clinical trial, including a specified number of our employees that are assisting with the conduct of that clinical trial. Forest Laboratories will also be responsible for sales and marketing activities related to any product developed under the agreement, while we have the option to co-promote up to 25% of the total physician details using our own sales force and would be reimbursed by Forest Laboratories in an amount equal to Forest’s cost of providing the equivalent detailing calls. We exercised our option to co-promote milnacipran and will detail to rheumatologists, pain centers and physical medicine and rehabilitation specialists in the U.S. when and if milnacipran is approved by the FDA. We are still determining the percentage of total physician details that our sales force will complete.
     Under the agreement with Forest Laboratories, we received an upfront, non-refundable payment of $25.0 million, of which $1.25 million, classified as research and development expenses, was paid to

Pierre Fabre as a sublicense fee. Additionally, we received a $5.0 million milestone payment in June 2007 from Forest Laboratories for the successful second Phase III trial for milnacipran, of which $250,000 was paid to Pierre Fabre as a sublicense fee; a $1.0 million license payment in July 2007 to extend the territory to include Canada, of which $50,000 was paid to Pierre Fabre as a sublicense fee; a $5.0 million milestone payment from Forest Laboratories in December 2007 upon NDA filing, of which $250,000 was paid to Pierre Fabre as a sublicense fee; and a $10.0 million milestone payment from Forest Laboratories in February 2008 upon NDA acceptance, of which $500,000 was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to the Company under the agreement could total approximately $205.0 million, of which $46.0 million has been received to date, related to the development of milnacipran for the treatment of fibromyalgia. A large portion of the remaining balance of the potential $205 million will depend upon achieving certain sales of milnacipran. Up to an additional $45.0 million in milestone payments are payable in the event that we and Forest Laboratories develop milnacipran for other indications. In addition, we have the potential to receive royalty payments based on sales of licensed product under this agreement. Forest Laboratories also assumed the future royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran.
10. Acquisition of Proprius
     On March 4, 2008, we acquired all of the outstanding stock of Proprius, a privately-held specialty pharmaceutical company. We acquired Proprius to expand our strategy to include providing personalized medicine laboratory services to rheumatologists, as well as to expand our product pipeline with the addition of two early clinical-stage therapeutic candidates, which include a product to treat pain and a product to treat rheumatoid arthritis. Personalized medicine laboratory services are tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. We also intend to build a sales force to launch the personalized medicine laboratory services around late 2008. We have exercised the right granted by our partner, Forest Laboratories, to co-promote our leading product for fibromyalgia, milnacipran, and intend to detail it to rheumatologists, pain centers, and physical medicine and rehabilitation specialists when and if the product is approved by the FDA. Offering integrated diagnostic and therapeutic services through the same sales organization could facilitate physician access and improve the quality of the sales call, as well as help establish Cypress as a leader targeting these specific specialists. We expect to benefit from the acquisition by expanding our current product offerings and increasing our revenues. These are among the factors that contributed to a purchase price for the Proprius acquisition that resulted in the recognition of goodwill of $26.5 million. Proprius’ operations were assumed as of the date of the acquisition and are included in our results of operations beginning on March 5, 2008 and, as a result, are not reflected in our results of operations for the three months ended March 31, 2007.
     Pursuant to the terms of the agreement, entered into on February 23, 2008, we acquired all of Proprius’ outstanding capital stock for $37.6 million in cash (including the payment and assumption of net indebtedness), funded with existing cash resources, as well as up to an additional $37.5 million in potential milestone-related payments associated with the development of Proprius’ therapeutic candidates. Such payments, if any, would be paid in cash and up to 50% of such payments in shares of our common stock or a combination of both, as determined at our sole discretion. The purchase price includes $3.8 million which is held in an escrow account and will be available to satisfy any claims for indemnification from the former stockholders of Proprius until the escrow is released. In addition, in connection with the acquisition of Proprius, we assumed certain agreements entered into by Proprius. We assumed Proprius’ license agreement with AlphaRx, Inc. for the in-license of a topical non-steroidal anti-inflammatory drug therapy and other successor topical non-steroidal anti-inflammatory drug therapies. Future consideration under the AlphaRx agreement includes up to $116.0 million for the successful development and commercialization of a product and potential royalty payments. In addition, we assumed the licenses obtained from third parties for certain personalized medicine laboratory services. Under the terms of these agreements, we will be obligated to pay approximately $4.2 million in the aggregate in sales milestones and a royalty based on net sales, if any. The total purchase price, including transaction expenses of approximately $1.5 million, has been allocated to tangible and intangible assets acquired based on estimated fair market values, with the remainder classified as goodwill.
     The total purchase price of the acquisition was as follows:

Cash paid for Proprius business	$37,633,247
Estimated transaction costs	1,451,380

Total estimated purchase price	$39,084,627

     The transaction costs incurred by us primarily consist of fees for attorneys, financial advisors, accountants and other advisors directly related to the transaction.
     The total purchase price has been allocated as follows based on the assets and liabilities acquired as of March 4, 2008:

Fair value of net tangible assets acquired and liabilities assumed:
Other assets	$29,000

		29,000
In-process research and development		12,590,000
Goodwill		26,465,627

Total purchase price		$39,084,627

     The amount allocated to in-process technology represents the fair value of acquired, to-be-completed research projects, including those related to personalized medicine laboratory services and therapeutic candidates. The estimated value of approximately $12.6 million of the research projects was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the future net cash flows from the project once commercially viable, and discounting the net cash flows to their present value. As of the acquisition date, these projects were not expected to have reached technological feasibility and will have no alternative future use. Accordingly, the amount allocated to in-process technology was charged to our consolidated statement of operations for the three months ended March 31, 2008.
     Additionally, pursuant to SFAS No. 141, Business Combinations, the contingent consideration in the form of the potential milestone-related payments associated with the development of Proprius’ therapeutic candidates will be recorded upon the achievement of the related milestone at the fair value of the consideration issued as an additional cost of the acquired entity.
     The accompanying statements of operations reflect the operating results of the Proprius business since March 4, 2008. Assuming the acquisition of Proprius had occurred on January 1, 2008 and 2007 and excluding any pro forma charge for in-process research and development costs and transaction costs, the pro forma unaudited results of operations would have been as follows:

	Three Months Ended
	March 31,
	2008	2007
Revenue	$14,215,700	$960,851
Net income (loss)	$9,154,457	$(2,529,700)

Net income (loss) per share:
Basic	$0.24	$(0.08)
Diluted	$0.24	$(0.08)
     The pro forma information is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred as of January 1, 2008 and 2007, or the results that may be achieved in the future.
11. Goodwill
     As of March 31, 2008, our goodwill balance of $26.5 million solely relates to our acquisition of Proprius on March 4, 2008. We did not have any goodwill at March 31, 2007.
     We account for acquired businesses using the purchase method of accounting in accordance with SFAS No. 141 which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill that has an indefinite useful life for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. We measure impairment losses for goodwill when conditions exist whereby the carrying amount of goodwill exceeds its implied fair value. Our measurement of fair value is generally based on the present value of estimated future discounted cash flows. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. To date, we have not identified any indicators of impairment or recorded any impairment losses.
12. Fair Value Disclosures
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.
     We adopted SFAS No. 157 on January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS No. 157 include those initially measured at fair value in a business combination.
     SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008
		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets	Observable Inputs	Unobservable
Description	March 31, 2008	(Level 1)	(Level 2)	Inputs (Level 3)
Financial instruments owned:
Money market funds	$62,389,986	$62,389,986	$—	$—
Certificates of deposit	6,116,339	6,116,339	—	—
U.S. government and agency debt	70,606,646	—	70,606,646	—
Commercial paper	14,981,239	—	14,981,239	—

Total financial instruments owned	$154,094,210	$68,506,325	$85,587,885	$—

13. Recent Accounting Pronouncements
     On January 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 includes available-for-sales securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period in comprehensive income and in the equity section of the balance sheet. At this time, we have not elected to account for any available-for-sale securities using the provisions of SFAS No. 159.
     On January 1, 2008, we adopted EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. As our current collaborative agreements do not incorporate such revenue- and cost-sharing arrangements, the adoption of EITF Issue No. 07-1 did not have an impact on our financial statements.
     On January 1, 2008, we adopted the provisions of EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties and recognize the expense over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The adoption of EITF Issue No. 07-3 did not have an impact on our financial statements.
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
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-Q. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to develop milnacipran for Fibromyalgia Syndrome, our ability to commercialize our personalized medicine laboratory services and to launch our sales force around late 2008, our ability to acquire and develop any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-Q and in our other SEC filings.
     We undertake no obligation to publicly release revisions in such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as required by securities and other applicable laws.
Company Overview
     We are committed to developing and commercializing pharmaceutical products and personalized medicine laboratory services that allow physicians to serve unmet medical needs. We are developing milnacipran for fibromyalgia (FM) and with our acquisition in March 2008 of Proprius Pharmaceuticals, Inc., or Proprius, a formerly privately held company, we have expanded our strategy to include providing personalized medicine laboratory services to rheumatologists. Personalized medicine laboratory services are tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. We also intend to build a sales force to launch the personalized medicine laboratory services around late 2008. We have exercised the right granted by our partner, Forest Laboratories, Inc., or Forest Laboratories, to co-promote our leading product for FM, milnacipran, and intend to detail it to rheumatologists, pain centers, and physical medicine and rehabilitation specialists when and if the product is approved by the U.S. Food and Drug Administration (FDA). Offering integrated diagnostic and therapeutic services through the same sales organization could facilitate physician access and improve the quality of the sales call, as well as help establish Cypress as a leader targeting these specific specialists. We also have a number of Proof of Concept (POC) stage opportunities in development, including two pharmaceutical candidates acquired from Proprius, and intend to pursue these opportunities on an ongoing basis. We continue to evaluate various other potential strategic transactions, including the acquisition of products, product candidates, technologies and companies, and other alternatives.
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
     In March 2008, we announced the closing of the acquisition of Proprius that included an upfront payment of approximately $37.6 million in cash (including the payment and assumption of net indebtedness), as well as an additional $37.5 million in potential milestone related payments associated with the development of Proprius’ early clinical-stage therapeutic candidates, which include a product to treat pain and a product to treat rheumatoid arthritis.

Results of Operations
     The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this quarterly report.
Comparison of Three Months Ended March 31, 2008 and 2007
Revenue
     We recognized revenues under our collaborative agreement with Forest Laboratories of $14.2 million for the three months ended March 31, 2008 compared to $1.0 million for the three months ended March 31, 2007. The increase in revenues under our collaborative agreement is due to a $10.0 million milestone payment received from Forest Laboratories in February 2008 upon NDA acceptance and a $3.2 million payment received from Forest Laboratories also upon NDA acceptance in February 2008 as reimbursement for one-third of the costs paid in connection with the second Phase III trial for milnacipran, with the remaining two-thirds payable if the NDA is approved. The revenues recorded during 2008 and 2007 consist solely of amounts earned or reimbursed to us pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements, funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and the $10.0 million milestone payment and $3.2 million payment for reimbursement of certain costs received during the first quarter of 2008.
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
Research and Development
     Research and development expenses for the three months ended March 31, 2008 were $2.7 million compared to $1.0 million for the three months ended March 31, 2007. The increase in research and development expenses is primarily attributable to a $1.0 million milestone payment and $0.5 million sublicense fee owed to Pierre Fabre upon NDA acceptance in connection with our collaboration agreement with Forest Laboratories, as well as costs incurred during the first quarter of 2008 in connection with our proof of concept studies for new compounds. This increase in research and development expenses was partially offset by a decrease in costs incurred in connection with the second Phase III trial, which was completed in the second quarter of 2007. During the first quarter of 2008, we incurred total costs of $1.6 million, including milestone payments and sublicense fees, in connection with our Phase III programs compared to a total of $0.3 million during the first quarter of 2007. The costs for the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted below.
     Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals. This funding received from Forest Laboratories for sponsored development reimbursements is included as a component of our revenue under collaborative agreement on the consolidated statement of operations. We agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, we paid for a majority of the external costs of the second Phase III trial only, with Forest reimbursing us under specific scenarios, as discussed above, where the second Phase III trial is used as one of the two required pivotal trials in the NDA submission to the FDA.
General and Administrative
     General and administrative expenses for the three months ended March 31, 2008 were $3.5 million compared to $2.5 million for the three months ended March 31, 2007. The increase in general and administrative expenses is primarily due to increased wages expense associated with an increase in headcount, higher legal fees incurred during the first quarter of 2008 due to increased patent filing activity, higher accounting fees incurred during the first quarter of 2008 related to tax compliance services and increased share-based compensation expense related to options granted during 2008.
In-Process Research and Development
     In-process research and development represents the fair value of acquired, to-be-completed research projects, including those related to personalized medicine laboratory services and therapeutic candidates, obtained in connection with the Proprius acquisition that had not reached technological feasibility at the acquisition date and are not expected to have an alternative future use. Accordingly, the $12.6 million of in-process research and development was charged to our consolidated statement of operations during the three months ended March 31, 2008.
Interest Income
     Interest income for the three months ended March 31, 2008 was $1.7 million compared to $1.3 million for the three months ended March 31, 2007. The increase in interest income for the three months ended March 31, 2008 compared to the corresponding period in 2007 is primarily due to an increase in our cash and investment balances during 2008 due to proceeds received from our secondary offering completed in June 2007.
Liquidity and Capital Resources
     At March 31, 2008, we had cash, cash equivalents and short-term investments of $154.1 million compared to cash, cash equivalents and short-term investments of $181.8 million at December 31, 2007. Working capital at March 31, 2008 totaled $150.3 million compared to $178.0 million at December 31, 2007. We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies, commercial paper and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.

     Net cash provided by operating activities as disclosed in our Statement of Cash Flows was $10.2 million for the three months ended March 31, 2008, compared to net cash used in operating activities of $1.7 million for the three months ended March 31, 2007. The primary source of cash from operations during the three months ended March 31, 2008 was the $10.0 million milestone payment and the $3.2 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $0.8 million for changes in operating assets and liabilities and non-cash charges of $13.9 million that includes $12.6 million of the write-off of in-process research and development related to the acquisition of Proprius. The primary use of cash during the three months ended March 31, 2007 were actual expenditures to fund our operating activities during the period.
     Net cash provided by investing activities as disclosed in our Statement of Cash Flows was $2.7 million for the three months ended March 31, 2008, compared to net cash used in investing activities of $17.3 million for the three months ended March 31, 2007. The fluctuation in net cash from investing activities during the three months ended March 31, 2008 compared to the corresponding prior year period was primarily a result of a net increase in the proceeds from the sale of short-term securities during the three months ended March 31, 2008 offset by $39.1 million in cash paid for the acquisition of Proprius.
     Net cash provided by financing activities as disclosed in our Statement of Cash Flows was $0.4 million for the three months ended March 31, 2008, compared to $0.2 million for the three months ended March 31, 2007. The increase in net cash provided by financing activities during the three months ended March 31, 2008 compared to the corresponding prior year period was primarily the result of proceeds of approximately $0.4 million from the exercise of stock options during 2008 compared to proceeds of approximately $0.2 million from the exercise of stock options during 2007.
     The following table summaries our long-term contractual obligations as of March 31, 2008:

		Less than
		1 year	1 - 3 years	3 - 5 years	More than 5
	Total	(2008)	(2009- 2011)	(2012-2014)	years (2015 +)
Operating leases	$879,315	$143,243	$610,982	$125,090	$—
Purchase obligations (1)	1,647,526	1,647,526	—	—	$—

Total	$2,526,841	$1,790,769	$610,982	$125,090	$—

(1)	Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude accrued liabilities to the extent presented on the balance sheet as of March 31, 2008.
     Other commercial and contractual commitments include potential milestone payments of up to $3.5 million to Pierre Fabre and sublicense payments to Pierre Fabre based on 5% of any upfront and milestone payments received from Forest Laboratories, milestone payments up to $37.5 million associated with the development of Proprius’ therapeutic candidates, milestone payments of up to $116.0 million to AlphaRx, milestone payments of up to $4.3 million to Collegium Pharmaceutical, Inc. in connection with the reformulation and new product agreement entered into with Collegium, milestone payments up to approximately $45.0 million in connection with license agreements related to our POC programs and milestone payments up to $4.2 million in connection with license agreements related to certain personalized medicine laboratory services. In the event we move forward with development of a product or service under any of these arrangements, in most instances, we would also be obligated to make royalty payments. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above. Additionally, our current lease agreement for our executive and administrative offices was extended to July 2012 and is reflected in the table above, and we are currently searching for new office space due to the recent acquisition of Proprius.
     Unless and until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, from revenue under our collaboration agreement with Forest Laboratories and, if available to us, cash from financings. In June 2007, we completed a public offering of 4,700,000 shares of our common stock at $15.50 per share resulting in proceeds of approximately $69.9 million, net of underwriting and offering costs.
     Our current expected primary cash needs on both a short term and long-term basis are for the development of products under our POC trials and certain personalized medicine laboratory services, including the Early Rheumatoid Arthritis Prediction Algorithm and Methotrexate Polyglutamates Test, establishment of a commercial infrastructure, general research, working capital and other general corporate purposes and the identification, acquisition or license, and development of potential future products and services. In addition to the amounts payable under our merger agreement with Proprius and our agreements with Pierre Fabre, AlphaRx, Collegium and various licensors under our POC trials and personalized medicine laboratory services business and the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than our FM product and our ongoing POC trials) that we may in-license or acquire, we estimate that based on our current business plan, we will require approximately $25 million to fund our operations for the remainder of 2008, which includes funding of operations related to Proprius. In addition, one of our ongoing goals is to continue to identify and in-license new products and product candidates. In the event we acquire, license or develop any new products or product candidates, or begin any new POC program, the amount to fund our operations for 2008 would increase, possibly materially. Even though we intend to launch our personalized medicine laboratory services around late 2008, our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products, product candidates and services. Such losses may fluctuate, and the fluctuations may be substantial.
     Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at March 31, 2008 are sufficient to fund operations through at least 2009. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives. In order to acquire or develop additional products and product candidates, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
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
Critical Accounting Policies
     There were no significant changes in critical accounting policies or estimates from those at December 31, 2007 other than as follows:
Goodwill
     We record goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill that has an infinite useful life for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. We measure impairment losses for goodwill when conditions exist whereby the carrying amount of goodwill exceeds its implied fair value. Our measurement of fair value is generally based on the present value of estimated future discounted cash flows. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows.
Fair Value of Financial Assets and Liabilities
     In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 1, 2008, we adopted the provisions of SFAS No. 157.
     In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and certificates of deposits as Level 1 assets. At March 31, 2008, our Level 1-classified investments totaled $68.5 million. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify U. S. government and agency debt and commercial paper holdings as Level 2 assets. At March 31, 2008, our Level 2-classified investments totaled $85.6 million. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At March 31, 2008, we did not hold any Level 3-classified financial assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
     For additional information regarding the adoption of SFAS No. 157, see Note 12, Fair Value Disclosures.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
ITEM 4 — CONTROLS AND PROCEDURES
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
     In connection with the preparation of our year end financial statements, management identified a material weakness in our internal control over financial reporting related to the classification of our cash and cash equivalents and short-term investments. It was determined that our policies and procedures did not provide for effective oversight and review of our investments in marketable securities as it relates to the appropriate classification of such securities. See “Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a more complete description of this material weakness. Management concluded that our internal control over financial reporting was not effective as of December 31, 2007. We remediated this material weakness in the first quarter of 2008 by implementing additional review procedures surrounding our investments in marketable securities.
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

     There has been no change in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, except for the remediation efforts described above and the impact from reporting the Proprius acquisition, as more fully described in Note 10, Acquisition of Proprius, to the unaudited condensed consolidated financial statements under Item 1(D) of Part I of this report. We have assessed and integrated Proprius’ internal controls over financial reporting into our financial reporting systems.

PART II OTHER INFORMATION
Item 1 — Legal Proceedings
     From time to time we are involved in certain litigation arising out of our operations. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.
Item 1A — Risk Factors
     We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.
Risks related to our business
* The FDA approval of milnacipran or any future product candidate is uncertain and will involve the commitment of substantial time and resources.
     The FDA has accepted the NDA application for milnacipran for review, but we may not receive regulatory approval from the FDA or any other regulatory body required for the commercial sale of milnacipran, or any future products in the United States for any number of reasons. In addition, even if we do obtain approval to market milnacipran, the approval process by the FDA may extend beyond the target PDUFA action date at the end of October 2008 due to additional data or analyses that the FDA may request. A PDUFA action date is simply a goal and the FDA has missed its stated PDUFA dates in the past.
     There are limited data supporting the use of milnacipran for the treatment of FM and such data have been generated by us. Although milnacipran is currently being sold by Pierre Fabre outside North America for a non-pain indication, it has only completed testing as a treatment for FM in our Phase II trial and our two Phase III trials. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. In September 2005, we reported top line results from our first Phase III clinical trial for patients with FM and our trial did not achieve statistical significance on our prospectively specified primary endpoint. Although we submitted the NDA using our first and second Phase III clinical trials around the end of 2007, based in part on an FDA recommended re-analysis of the first Phase III trial, and the NDA has been accepted, the FDA may not ultimately accept the first trial as one of the registration quality studies necessary to support NDA approval and may find that the conditions of the Special Protocol Assessment have not been met. It is also possible that our ongoing third Phase III trial for milnacipran will not achieve statistical significance or will otherwise generate data that is unfavorable. In addition, we do not anticipate obtaining results from our third Phase III trial until the second half of 2008. Although we believe based on our analysis of the data, that the effect of milnacipran has been durable in clinical trial patients studied to date, further studies may prove that any positive effects from patients taking milnacipran may not be durable. Further, all or any of our clinical trials may reveal that milnacipran is not safe. If milnacipran is not demonstrated to be a safe and effective treatment for FM to the satisfaction of the FDA or other regulatory agencies we will not receive regulatory approval and our business would be materially harmed. Furthermore, the overall adverse events profile in our combined pivotal studies has included palpitations (7% vs. 2% placebo), heart rate increase (6% vs. 1% placebo) and hypertension (5% vs. 2% placebo), and recent publicity related to drug safety issues in the market, as well as enhanced statutory authority of the FDA in the area of drug safety, may make approval of any drug by the FDA more difficult.
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
* We may not successfully integrate the business or personnel we recently acquired in connection with our acquisition of Proprius.
     As part of our strategy, we are actively evaluating potential strategic transactions, including the acquisitions of products, product candidates, technologies and companies, in order to expand our product pipeline and service offerings. In March 2008, we acquired Proprius, a formerly private San Diego-based personalized medicine laboratory services and specialty pharmaceutical company and now one of our subsidiaries. We do not have any experience in the personalized medicine laboratory services business and face many challenges with respect to the integration of the two companies. Our acquisition of Proprius will expose us to operational and financial risks, including:
•	higher development or commercialization costs than we anticipate for the personalized medicine laboratory services and therapeutic products;

•	challenges with running a services business;

•	higher than expected licensing and integration costs;

•	exposure to liabilities of licensed and acquired intellectual property, compounds, products and services;

•	disruption of our business and diversion of our management’s time and attention as part of integrating Proprius’ business with our operations; and

•	potential significant impairement charges related to goodwill.
     We will devote significant resources to our new business and we may fail to realize the anticipated benefit of this strategic transaction with Proprius.
We may not be successful in creating a commercial infrastructure.
     We intend to create a commercial infrastructure in order to launch our diagnostic business but may not be successful in so doing by the end of 2008, or at all, especially in light of the fact that we currently do not have a sales force. We also have exercised our co-promotion right which will also allow us to co-promote milnacipran under our agreement with Forest Laboratories and be paid by Forest for the milnacipran portion of the sales details. The co-promotion right is subject to our building our own marketing and sales capabilities, and we currently do not have the ability to directly sell, market or distribute any product. Many of our competitors have significantly greater experience than we do in selling, marketing and distributing products and services, and we may not be able to compete successfully with them with the sales force we develop. Although we intend to build a sales force to launch our personalized medicine laboratory services business, this may not occur in a timely fashion, or at all. If it does not occur in a timely fashion, we may lose our co-promotion right with respect to milnacipran. Also, because we may begin creating our sales force prior to the date on which we will obtain information with respect to the FDA’s decision whether or not to approve milnacipran for FM, and because milnacipran may never be approved, we may never realize the strategic synergies that would have been obtained if a portion of our sales force was funded by Forest Laboratories, and we may consequently incur greater commercial costs to promote the personalized medicine laboratory services. Even though we intend to offer, over time, integrated diagnostic and therapeutic services through the same sales organization, this may not facilitate greater physician access or improve the quality of the sales call, and it may not help establish Cypress as a leader targeting these specific specialists.
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

* All of our personalized medicine laboratory services are going to be performed at a single laboratory and, in the event this facility was to be affected by man-made or natural disasters, our operations could be severely impaired.
     We intend to perform all our diagnostic testing services in our laboratory located in San Diego, California. Despite precautions taken by us, any future natural or man-made disaster at this laboratory, such as a fire, earthquake or terrorist activity, could cause substantial delays in our operations, damage or destroy our equipment and biological samples or cause us to incur additional expenses. In addition, we intend to use temporary lab space and anytime a lab is moved, it could also cause substantial delay in our operations, damage or destroy our equipment and biological samples or cause us to incur additional expenses. In the event of an extended shutdown of our laboratory, we may be unable to perform our diagnostic testing services in a timely manner or at all and therefore would be unable to operate our business in a commercially competitive manner. We cannot assure you that we could recover quickly from a serious natural or man-made disaster or that we would not permanently lose customers as a result of any such business interruption. This could harm our operating results and financial condition.
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
* Failure to timely or accurately bill for our personalized medicine laboratory services could have a material adverse effect on our net revenues and bad debt expense.
     Billing for diagnostic testing can be extremely complicated and we have no experience performing such billing. Depending on the billing arrangement and applicable law, we must bill various payors, such as insurance companies, Medicare, Medicaid, physicians, hospitals, employer groups and patients, all of which have different billing requirements. Additionally, compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further complexity to the billing process. Changes in laws and regulations could negatively impact our ability to bill our clients or increase our costs. CMS also establishes procedures and continuously evaluates and implements changes to the reimbursement process for billing government programs.
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
     Rheumatologists do not currently use personalized medicine laboratory services to predict which of their patients with undifferentiated arthritis will go on to develop RA, or to determine the level of methotrexate (MTX) polyglutamates among their patients on MTX. We may be unable to drive awareness of, and to establish the clinical need for, these personalized medicine laboratory services, and therefore may be unable to successfully commercialize these products and services.

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
     As of April 30, 2008, we had only 23 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran, or any of our other future product candidates.
Even if our product candidates are approved or our personalized medicine laboratory service candidates are commercialized, the market may not accept these products or services.
     Even if our service and product development efforts are successful and even if the requisite regulatory approvals are obtained, the MTX Polyglutamates Test, the Early RA Prediction Algorithm, milnacipran, or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The FDA has only approved the first drug recently for the management of FM, and we cannot predict whether milnacipran, if approved, will gain market acceptance. A number of additional factors may limit the market acceptance of our services and products including the following:
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
     We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of April 30, 2008, we had only 23 full-time employees and therefore, we rely heavily on each of our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran or any future product candidates. We expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.
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
     We have incurred substantial losses during our history. For the years ended December 2006 and 2005, we incurred net losses of $8.3 million and $7.7 million, respectively. As of March 31, 2008, we had an accumulated deficit of $152.9 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran, and our ability to develop, market and commercialize our personalized medicine laboratory services and any other products we may develop. We may not generate revenue from the sale of products for the next few years or become profitable in the foreseeable future and may never achieve profitability.
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
     The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2005 through December 31, 2007, the low and high sales prices for our common stock ranged from $4.31 to $18.20. For the three months ended March 31, 2008, our low and high sales prices were $6.66 and $11.09, respectively. As of March 31, 2008, the last reported sale price of our common stock was $7.16. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We expect our stock price to be volatile in the near future. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:
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
     As of March 31, 2008, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 34% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.
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
     In connection with the completion of the audit of our financial statements for the year ended December 31, 2007 by our independent registered public accountants, we noted material weaknesses in our internal control over financial reporting related to our cash and cash equivalents and short-term investments and the appropriate classification of such securities. We have implemented measures to remedy the deficiencies in the first quarter of 2008. We believe these new controls adequately address these material weaknesses. We plan to continue to monitor the effectiveness of our controls and procedures on an ongoing basis and will take further action, as appropriate.

Risks related to our intellectual property
* We rely primarily on method of use patents to protect our proprietary technology for the development of milnacipran, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.
     Our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology. The composition of matter patent for milnacipran (U.S. Patent 4,478,836) expired in June 2002. Accordingly, we rely on the patent for the method of synthesis of milnacipran (U.S. Patent 5,034,541), which expires on December 27, 2009 and was assigned to Pierre Fabre and licensed to us and on patents on the method of use of milnacipran to treat symptoms of FM (U.S. Patent 6,602,911, which we refer to as the ‘911 patent), the method of use of milnacipran to treat pain (U.S. Patent 6,992,110) and the method of use of milnacipran to treat symptoms of chronic fatigue syndrome (U.S. Patent 6,635,675) issued to us, to protect our proprietary technology with respect to the development of milnacipran. The method of use patent directly relevant to our current milnacipran product candidate is the ‘911 patent; the other two method of use patents may have future applicability. We have also filed additional patent applications related to milnacipran and to the use of milnacipran for FM (and other related pain syndromes and disorders), although no patents have issued on these patent applications. Because there is no patent protection for the composition of matter of milnacipran, other companies may be able to sell milnacipran in competition with us and Forest Laboratories for indications for which we do not have use patent protection unless we and Forest Laboratories are able to obtain additional protection through milnacipran-related patents or additional use patents that may issue from our pending patent applications or other regulatory exclusivity. It may be more difficult to establish infringement of methods of synthesis, formulation or use patents as compared to a patent on a compound. If we or Forest Laboratories are not able to obtain and enforce these patents, a competitor could use milnacipran for a treatment or use not covered by any of our patents.
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
     Others may file patent applications or obtain patents on similar technology or compounds that compete with milnacipran for the treatment of FM, for any of our personalized medicine laboratory services or any of the products that may be developed under our POC trials. We cannot predict the breadth of claims that will be allowed and issued in patent applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. We may infringe on intellectual property rights of others without being aware of the infringement. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.
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
     Not applicable
Item 3 — Defaults Upon Senior Securities
     Not applicable
Item 4 — Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5 — Other Information
     Not applicable
Item 6 — Exhibits
3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.3	Third Amended and Restated By-Laws. (2)

4.1	Form of Stock Certificate. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to to Rule 13a - 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a — 14(b) or Rule 15d — 14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix C of our Definitive Proxy Statement filed with the SEC on August 11, 2003

(2)	Incorporated by reference to Form 8-K filed with the SEC on July 27, 2007

(3)	Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Cypress Bioscience, Inc.

Date: May 12, 2008	By:	/s/ JAY D. KRANZLER

Chief Executive Officer and Chairman of the
Board (Principal Executive Officer)

Date: May 12, 2008	By:	/s/ SABRINA MARTUCCI JOHNSON

Chief Financial Officer, Chief Operating
Officer and Executive Vice President
(Principal Financial Officer)