Form 10-Q
period 2008-06-30
CYPRESS BIOSCIENCE INC
filed 2008-08-08
CIK 716054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008, or

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

     Indicate by check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At August 4, 2008, 37,883,074 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CYPRESS BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$117,408,561	$70,093,425
Short-term investments	36,019,430	111,713,149
Receivable from Forest Laboratories	180,223	142,750
Prepaid expenses and other current assets	366,628	651,144

Total current assets	153,974,842	182,600,468

Property and equipment, net	282,193	79,382
Goodwill	26,465,627	—
Other assets	42,994	20,000

Total assets	$180,765,656	$182,699,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$635,551	$443,734
Accrued compensation	176,320	307,164
Accrued liabilities	1,182,698	522,637
Current portion of deferred revenue	3,351,416	3,351,416

Total current liabilities	5,345,985	4,624,951

Deferred rent	12,481	5,673
Deferred revenue, net of current portion	8,378,540	10,054,248

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 37,883,074 and 37,423,584 shares issued and outstanding at June 30, 2008 (unaudited) and December 31, 2007, respectively	37,883	37,424
Additional paid-in capital	323,809,056	317,891,137
Accumulated other comprehensive income	27,318	59,833
Accumulated deficit	(156,845,607)	(149,973,416)

Total stockholders’ equity	167,028,650	168,014,978

Total liabilities and stockholders’ equity	$180,765,656	$182,699,850

See accompanying notes to consolidated financial statements.
Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues under collaborative agreement	$1,014,794	$5,948,789	$15,230,494	$6,909,640

Costs and expenses:
Research and development	3,009,361	2,191,834	5,678,985	3,186,220
General and administrative	3,165,780	2,969,034	6,703,842	5,439,502
In-process research and development	—	—	12,590,000	—

Total costs and expenses	6,175,141	5,160,868	24,972,827	8,625,722

Income (loss) from operations	(5,160,347)	787,921	(9,742,333)	(1,716,082)

Interest income	1,169,137	1,551,021	2,870,142	2,833,901

Net income (loss)	$(3,991,210)	$2,338,942	$(6,872,191)	$1,117,819

Net income (loss) per share - basic	$(0.11)	$0.07	$(0.18)	$0.03

Shares used in computing net income (loss) per share -basic	37,641,610	33,715,858	37,582,628	32,993,221

Net income (loss) per share - diluted	$(0.11)	$0.07	$(0.18)	$0.03

Shares used in computing net income (loss) per share - diluted	37,641,610	35,134,985	37,582,628	34,273,294

See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income (loss)	$(6,872,191)	$1,117,819
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,064	17,085
In-process research and development	12,590,000	—
Accretion of debt discount on short-term investments	(1,087,650)	(1,744,820)
Share-based compensation for options issued to non-employees	14,431	93,865
Share-based compensation for stock and options issued to employees	3,931,415	2,614,318
Changes in operating assets and liabilities, net of effects from purchase of Proprius	(714,817)	(372,283)

Net cash provided by operating activities	7,893,252	1,725,984

Investing Activities
Cash paid to acquire Proprius, net of cash acquired	(39,084,627)	—
Purchases of short-term investments	(28,832,146)	(57,096,626)
Proceeds from sale of short-term investments	105,581,000	62,300,000
Purchases of property and equipment	(214,875)	(11,767)

Net cash provided by investing activities	37,449,352	5,191,607

Financing Activities
Proceeds from secondary offering of common stock, net	—	69,876,639
Proceeds from exercise of stock options and warrants	1,972,532	1,714,382

Net cash provided by financing activities	1,972,532	71,591,021

Increase in cash and cash equivalents	47,315,136	78,508,612
Cash and cash equivalents at beginning of period	70,093,425	32,692,411

Cash and cash equivalents at end of period	$117,408,561	$111,201,023

See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
          We are committed to developing and commercializing pharmaceutical products and personalized medicine laboratory services that allow physicians to serve unmet medical needs. We are developing milnacipran for fibromyalgia and with our acquisition of Proprius Pharmaceuticals, Inc. (“Proprius”) in March 2008, we expanded our strategy to include providing personalized medicine laboratory services to rheumatologists. We continue to evaluate various other potential strategic transactions, including the potential acquisition of products, product candidates, technologies and companies and other alternatives.
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
          The condensed consolidated financial statements include the accounts of Cypress Bioscience, Inc. and its wholly-owned subsidiary, Proprius, collectively referred to as Cypress Bioscience, Inc. All significant intercompany accounts and transactions have been eliminated.
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

          At June 30, 2008 and December 31, 2007, short-term investments consisted of the following:

	June 30, 2008
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$30,892,112	$16,103	$(1,019)	$30,907,196
Certificates of deposit	5,100,000	16,058	(3,824)	5,112,234

	$35,992,112	$32,161	$(4,843)	$36,019,430

	December 31, 2007
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$98,037,775	$112,030	$(10,489)	$98,139,316
Commercial paper	5,989,083	—	(4,949)	5,984,134
Certificates of deposit	7,600,000	936	(11,237)	7,589,699

	$111,626,858	$112,966	$(26,675)	$111,713,149

          Cash and cash equivalents at December 31, 2007 include an unrealized loss of $26,458.
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
6. Net Income (Loss) Per Share
          Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted net income (loss) per share by application of the treasury stock method. For the three and six months ended June 30, 2007, the dilutive common share equivalents for outstanding options and warrants included in diluted net income per share was 1,419,127 and 1,280,073, respectively. We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three and six months ended June 30, 2008 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 702,023 and 814,551 for the three and six months ended June 30, 2008, respectively.
7. Comprehensive Income (Loss)
          The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(3,991,210)	$2,338,942	$(6,872,191)	$1,117,819
Unrealized loss on short-term investments	(189,088)	(40,098)	(32,515)	(33,951)

Comprehensive income (loss)	$(4,180,298)	$2,298,844	$(6,904,706)	$1,083,868

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
          Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective transition method. For the three months ended June 30, 2008, share-based compensation expense related to employee stock options was $1,765,997, consisting of $362,565 related to research and development expenses and $1,403,432 related to general and administrative expenses. For the three months ended June 30, 2007, share-based compensation expense related to employee stock options was $1,147,048, consisting of $195,614 related to research and development expenses and $951,434 related to general and administrative expenses. For the six months ended June 30, 2008, share-based compensation expense related to employee stock options was $3,746,802, consisting of $645,841 related to research and development expenses and $3,100,961 related to general and administrative expenses. For the six months ended June 30, 2007, share-based compensation expense related to employee stock options was $2,517,011, consisting of $394,164 related to research and development expenses and $2,122,847 related to general and administrative expenses. As of June 30, 2008, there was $15.2 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.8 years.
          The exercise price of all options granted during the six months ended June 30, 2008 and 2007 was equal to the market value on the date of grant (as defined under the applicable option plan). The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007
Risk-free interest rate	2.7%	4.5%
Expected volatility	73.9%	76.0%
Expected option term (in years)	6.00	5.87
Dividend yield	0.0%	0.0%
          The matching contribution in common stock to our 401(k) Plan is included as a component of our share-based compensation to employees. Such matching contribution is made on the last day of June and the last day of December of each plan year. For the six months ended June 30, 2008 and 2007, the charge for the matching contribution was $184,613 and $97,307, respectively.
          For the three months ended June 30, 2008 and 2007, share-based compensation related to options granted to non-employees, accounted for in accordance with EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, was $6,681 and $49,863, respectively. For the six months ended June 30, 2008 and 2007, such share-based compensation for options granted to non-employees was $14,431 and $93,865, respectively.
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
10. Acquisition of Proprius
          On March 4, 2008, we acquired all of the outstanding stock of Proprius, a privately-held specialty pharmaceutical company. We acquired Proprius to expand our strategy to include providing personalized medicine laboratory services to rheumatologists, as well as to expand our product pipeline with the addition of two early clinical-stage therapeutic candidates, which include a product to treat pain and a product to treat rheumatoid arthritis. Personalized medicine laboratory services are tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. We also intend to build a sales force to launch the personalized medicine laboratory services around late 2008. We have exercised the right granted by our partner, Forest Laboratories, to co-promote our leading product candidate for fibromyalgia, milnacipran, and intend to detail it to rheumatologists, pain centers, and physical medicine and rehabilitation specialists in the U.S. when and if the product is approved by the FDA. We believe that offering integrated diagnostic and therapeutic services through the same sales organization could facilitate physician access and improve the quality of the sales call, as well as help establish Cypress as a leader targeting these specific specialists. We expect to benefit from the acquisition by expanding our current product offerings and increasing our revenues. These factors among others contributed to a purchase price for the Proprius acquisition that resulted in the recognition of goodwill of $26.5 million. Proprius’ operations were assumed as of the date of the acquisition and are included in our results of operations beginning on March 5, 2008 and, as a result, are not reflected in our results of operations for the three and six months ended June 30, 2007.
          Pursuant to the terms of the agreement, entered into on February 23, 2008, we acquired all of Proprius’ outstanding capital stock for $37.6 million in cash (including the payment and assumption of net indebtedness), funded with existing cash resources, as well as up to an additional $37.5 million in potential milestone-related payments associated with the development of Proprius’ therapeutic candidates. Such payments, if any, would be paid in cash and up to 50% of such payments in shares of our common stock or a combination of both, as determined at our sole discretion. The purchase price includes $3.8 million which is held in an escrow account and will be available to satisfy any claims for indemnification we may have until the escrow is released, which will be 15 months following the closing of the acquisition. In addition, in connection with the acquisition of Proprius, we assumed certain agreements entered into by Proprius. We assumed Proprius’ license agreement with AlphaRx, Inc. for the in-license of a topical non-steroidal anti-inflammatory drug therapy and other successor topical non-steroidal anti-inflammatory drug therapies. Future consideration under the AlphaRx agreement includes up to $116.0 million potentially payable by us for the successful development and commercialization of a product and potential royalty payments. In addition, we assumed the licenses obtained from third parties for certain personalized medicine laboratory services. Under the terms of these agreements, we will be obligated to pay approximately $4.2 million in the aggregate in sales milestones and a royalty based on net sales, if any. The total purchase price, including transaction expenses of approximately $1.5 million, has been allocated to tangible and intangible assets acquired based on estimated fair market values, with the remainder classified as goodwill.
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

          The amount allocated to in-process technology represents the fair value of acquired, to-be-completed research projects, including those related to personalized medicine laboratory services and therapeutic candidates. The estimated value of approximately $12.6 million of the research projects was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the future net cash flows from the project once commercially viable, and discounting the net cash flows to their present value. As of the acquisition date, these projects were not expected to have reached technological feasibility and will have no alternative future use. Accordingly, the amount allocated to in-process technology was charged to our consolidated statement of operations during the first quarter of 2008.
          Additionally, pursuant to SFAS No. 141, Business Combinations, the contingent consideration in the form of the potential milestone-related payments associated with the development of Proprius’ therapeutic candidates will be recorded upon the achievement of the related milestone at the fair value of the consideration issued as an additional cost of the acquired entity.

          The accompanying consolidated statements of operations reflect the operating results of the Proprius business since March 4, 2008. Assuming the acquisition of Proprius had occurred on January 1, 2008 and 2007 and excluding any pro forma charge for in-process research and development costs and transaction costs, the pro forma unaudited results of operations would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$1,014,794	$5,948,789	$15,230,494	$6,909,640
Net income (loss)	$(3,991,210)	$1,797,640	$5,163,247	$(732,060)
Net income (loss) per share:
Basic	$(0.11)	$0.05	$0.14	$(0.02)
Diluted	$(0.11)	$0.05	$0.13	$(0.02)
          The pro forma information is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred as of January 1, 2008 and 2007, or the results that may be achieved in the future.
11. Goodwill
          As of June 30, 2008, our goodwill balance of $26.5 million solely relates to our acquisition of Proprius on March 4, 2008. We did not have any goodwill at June 30, 2007.
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
          The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008
		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets	Observable Inputs	Unobservable
Description	June 30, 2008	(Level 1)	(Level 2)	Inputs (Level 3)
Financial instruments owned:
Money market funds	$117,299,122	$117,299,122	$—	$—
Certificates of deposit	5,112,234	5,112,234	—	—
U.S. government and agency debt	30,907,196	—	30,907,196	—

Total financial instruments owned	$153,318,552	$122,411,356	$30,907,196	$—

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
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-Q. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to develop, gain FDA approval for and commercialize milnacipran for Fibromyalgia Syndrome and our timetable for doing so, our ability to commercialize our personalized medicine laboratory services and otherwise obtain the benefits we hope to derive from the Proprius acquisition and to launch our sales force around late 2008, our ability to acquire and develop any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-Q and in our other SEC filings.
          We undertake no obligation to publicly release revisions in such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as required by securities and other applicable laws.
Company Overview
          We are committed to developing and commercializing pharmaceutical products and personalized medicine laboratory services that allow physicians to serve unmet medical needs. We are developing milnacipran for fibromyalgia (FM) and with our acquisition in March 2008 of Proprius Pharmaceuticals, Inc., or Proprius, a formerly privately held company, we have expanded our strategy to include providing personalized medicine laboratory services to rheumatologists. Personalized medicine laboratory services are tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. We also intend to build a sales force to launch the personalized medicine laboratory services around late 2008. We have exercised the right granted by our partner, Forest Laboratories, Inc., or Forest Laboratories, to co-promote our leading product candidate for FM, milnacipran, and intend to detail it to rheumatologists, pain centers, and physical medicine and rehabilitation specialists in the U.S.

when and if the product is approved by the U.S. Food and Drug Administration (FDA). We believe that offering integrated diagnostic and therapeutic services through the same sales organization could facilitate physician access and improve the quality of the sales call, as well as help establish Cypress as a leader targeting these specific specialists. We also have a number of Proof of Concept (POC) stage opportunities in development, including two pharmaceutical candidates acquired from Proprius, and intend to pursue these opportunities on an ongoing basis. We continue to evaluate various other potential strategic transactions, including the acquisition of products, product candidates, technologies and companies, and other alternatives.
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
          A third Phase III trial of milnacipran was initiated in the second quarter of 2006. This study was a randomized, double-blind, placebo-controlled study of approximately 1,000 patients with FM comparing 100mg per day of milnacipran to placebo. Study conduct is completed, and we expect to announce the topline results from this third Phase III trial in the fourth quarter of 2008.

          Additionally, in the fourth quarter of 2007, we began a 270 patient Phase III ambulatory blood pressure monitoring (ABPM) study. The ABPM study was designed to assess any changes in blood pressure and pulse rate at 100 and 200 mg daily dose of milnacipran in patients with FM. Study conduct is completed.
          Additional information on our ongoing clinical development program for milnacipran can be found at www.clinicaltrials.gov.
          In March 2008, we announced the closing of the acquisition of Proprius that included an upfront payment of approximately $37.6 million in cash (including the payment and assumption of net indebtedness), as well as an additional $37.5 million in potential milestone related payments associated with the development of Proprius’ early clinical-stage therapeutic candidates, which include a product to treat pain and a product to treat rheumatoid arthritis (RA).
Results of Operations
          The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this quarterly report.
Comparison of Three Months Ended June 30, 2008 and 2007
Revenue
          We recognized revenues under our collaborative agreement with Forest Laboratories of $1.0 million for the three months ended June 30, 2008 compared to $5.9 million for the three months ended June 30, 2007. The decrease in revenues under our collaborative agreement is due to a $5.0 million milestone payment received from Forest Laboratories in June 2007 as a consequence of the results of our second Phase III trial for milnacipran. The revenues recorded during 2008 and 2007 consist solely of amounts earned or reimbursed to us pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements, funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran and the $5.0 million milestone payment received from Forest Laboratories during the second quarter of 2007 described above.
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

Research and Development
          Research and development expenses for the three months ended June 30, 2008 were $3.0 million compared to $2.2 million for the three months ended June 30, 2007. The increase in research and development expenses is primarily attributable to costs incurred during the second quarter of 2008 in connection with our proof of concept studies for new compounds, development costs incurred during the second quarter of 2008 in connection with validation activities for our personalized medicine laboratory services, which were acquired in connection with the Proprius acquisition in March 2008, one-time costs owed to Forest Laboratories as agreed upon in the amendment to our agreement with Forest Laboratories and increased share-based compensation expense related to options granted in 2008. During the second quarter of 2008, we incurred total costs of $0.8 million in connection with our Phase III programs compared to a total of $1.5 million during the second quarter of 2007. The costs for the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted below.
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
General and Administrative
          General and administrative expenses for the three months ended June 30, 2008 were $3.2 million compared to $3.0 million for the three months ended June 30, 2007. The increase in general and administrative expenses is primarily due to higher legal fees incurred during the second quarter of 2008 due to increased patent filing activity and increased share-based compensation expense related to options granted during 2008.
Interest Income
          Interest income for the three months ended June 30, 2008 was $1.2 million compared to $1.6 million for the three months ended June 30, 2007. The decrease in interest income for the three months ended June 30, 2008 compared to the corresponding period in 2007 is primarily due to a general decrease in interest rates and related yields experienced during the second quarter of 2008 compared to the second quarter of 2007.
Comparison of Six Months Ended June 30, 2008 and 2007
Revenue
          We recognized revenues under our collaborative agreement with Forest Laboratories of $15.2 million for the six months ended June 30, 2008 compared to $6.9 million for the six months ended June 30, 2007. The increase in revenues under our collaborative agreement is due to a $10.0 million milestone payment received from Forest Laboratories in February 2008 upon NDA acceptance and a $3.2 million payment received from Forest Laboratories also upon NDA acceptance in February 2008 as reimbursement for one-third of the costs paid in connection with the second Phase III trial for milnacipran, with the remaining two-thirds payable if the NDA is approved. This increase in revenues during 2008 was partially offset by a $5.0 million milestone payment received from Forest Laboratories in 2007 as a consequence of the results of our second Phase III trial for milnacipran. The revenues recorded during 2008 and 2007 consist solely of amounts earned or reimbursed to us pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements, funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran, the $10.0 million milestone payment and $3.2 million payment for reimbursement of certain costs received during 2008 described above and the $5.0 million milestone payment received during 2007.
Research and Development
          Research and development expenses for the six months ended June 30, 2008 were $5.7 million compared to $3.2 million for the six months ended June 30, 2007. The increase in research and development expenses is primarily attributable to a $1.0 million milestone payment and $0.5 million sublicense fee owed to Pierre Fabre upon NDA acceptance in connection with our collaboration agreement with Forest Laboratories, as well as costs incurred during 2008 in connection with our proof of concept studies for new compounds, development costs incurred during 2008 in connection with validation activities for our personalized medicine laboratory services, which were acquired in connection with the Proprius acquisition in March 2008, one-time costs owed to Forest Laboratories as agreed upon in the amendment to our agreement with Forest Laboratories and increased share-based compensation expense related to options granted in 2008. During the six months ended June 30, 2008, we incurred total costs of $2.5 million, including milestone payments and sublicense fees, in connection with our Phase III programs compared to a total of $1.8 million during the six months ended June 30, 2007. The costs for the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted below.
General and Administrative
          General and administrative expenses for the six months ended June 30, 2008 were $6.7 million compared to $5.4 million for the six months ended June 30, 2007. The increase in general and administrative expenses is primarily due to higher legal fees incurred during 2008 due to increased patent filing activity, higher accounting fees incurred 2008 related to tax compliance services, increased consulting fees incurred during 2008 in connection with the transition to a commercial enterprise and increased share-based compensation expense related to options granted during 2008.
In-Process Research and Development
          In-process research and development represents the fair value of acquired, to-be-completed research projects, including those related to personalized medicine laboratory services and therapeutic candidates, obtained in connection with the Proprius acquisition that had not reached technological feasibility at the acquisition date and are not expected to have an alternative future use. Accordingly, the $12.6 million of in-process research and development was charged to our consolidated statement of operations during the first quarter of 2008.
Interest Income
          Interest income for the six months ended June 30, 2008 was $2.9 million compared to $2.8 million for the six months ended June 30, 2007. The increase in interest income for the six months ended June 30, 2008 compared to the corresponding period in 2007 is primarily due to an increase in our average cash and investment balances during the first half of 2008 compared to the first half of 2007 due to proceeds received from our secondary offering completed in June 2007.
Liquidity and Capital Resources
          At June 30, 2008, we had cash, cash equivalents and short-term investments of $153.4 million compared to cash, cash equivalents and short-term investments of $181.8 million at December 31, 2007. Working capital at June 30, 2008 totaled $148.6 million compared to $178.0 million at December 31, 2007. We have invested a substantial portion of our available cash in money market funds, marketable debt instruments of governmental agencies, commercial paper and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.
          Net cash provided by operating activities as disclosed in our Consolidated Statement of Cash Flows was $7.9 million for the six months ended June 30, 2008, compared to $1.7 million for the six months ended June 30, 2007. The primary source of cash from operations during the six months ended June 30, 2008 was the $10.0 million milestone payment and the $3.2 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $0.7 million for changes in operating assets and liabilities and non-cash charges of $15.5 million that includes $12.6 million of the write-off of in-process research and development related to the acquisition of Proprius. The primary source of cash from operations during the six months ended June 30, 2007 was the $5.0 million milestone payment received from Forest Laboratories, offset by cash used in operations including $0.4 million for changes in operating assets and liabilities and non-cash charges of $1.0 million.
          Net cash provided by investing activities as disclosed in our Consolidated Statement of Cash Flows was $37.4 million for the six months ended June 30, 2008, compared to $5.2 million for the six months ended June 30, 2007. The fluctuation in net cash from investing activities during the six months ended June 30, 2008 compared to the corresponding prior year period was primarily a result of a net increase in the proceeds from the sale of short-term securities during the six months ended June 30, 2008 offset by $39.1 million in cash paid for the acquisition of Proprius.
          Net cash provided by financing activities as disclosed in our Consolidated Statement of Cash Flows was $2.0 million for the six months ended June 30, 2008, compared to $71.6 million for the six months ended June 30, 2007. The decrease in net cash provided by financing activities during the six months ended June 30, 2008 compared to the corresponding prior year period was primarily the result of proceeds of approximately $2.0 million from the exercise of stock options and warrants during 2008 compared to net proceeds of approximately $69.9 million from the completion of our secondary offering of common stock during June 2007 and proceeds of approximately $1.7 million from the exercise of stock options during 2007.
          The following table summaries our long-term contractual obligations as of June 30, 2008:

		Less than
		1 year	1 - 3 years	3 - 5 years	More than 5
	Total	(2008)	(2009- 2011)	(2012-2014)	years (2015 +)
Operating leases	$909,478	$138,422	$645,966	$125,090	$—
Purchase obligations (1)	1,567,462	1,078,396	489,066	—	$—

Total	$2,476,940	$1,216,818	$1,135,032	$125,090	$—

(1)	Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude accrued liabilities to the extent presented on the balance sheet as of June 30, 2008.

          Other commercial and contractual commitments include potential milestone payments of up to $3.5 million to Pierre Fabre and sublicense payments to Pierre Fabre based on 5% of any upfront and milestone payments received from Forest Laboratories, milestone payments up to $37.5 million associated with the development of Proprius’ therapeutic candidates, milestone payments of up to $116.0 million to AlphaRx, milestone payments of up to $4.3 million to Collegium Pharmaceutical, Inc. in connection with the reformulation and new product agreement entered into with Collegium, milestone payments up to approximately $45.0 million in connection with license agreements related to our POC programs and milestone payments up to $4.2 million in connection with license agreements related to certain personalized medicine laboratory services. In the event we move forward with development of a product or service under any of these arrangements, in most instances, we would also be obligated to make royalty payments. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above. Additionally, our current lease agreement for our executive and administrative offices was extended to July 2012 and is reflected in the table above, and we entered into a one-year lease for laboratory space in May 2008, which is also reflected in the table above. We are currently searching for combined space for our executive and administrative offices and laboratory.
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
          Our current expected primary cash needs on both a short term and long-term basis are for the development of products under our POC trials and certain personalized medicine laboratory services, including the Early Rheumatoid Arthritis Prediction Algorithm and Methotrexate Polyglutamates Test, establishment of a commercial infrastructure, general research, working capital and other general corporate purposes and the identification, acquisition or license and development of potential future products and services. In addition to the amounts payable under our merger agreement with Proprius and our agreements with Pierre Fabre, AlphaRx, Collegium and various licensors under our POC trials and personalized medicine laboratory services business and the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than our FM product and our ongoing POC trials) that we may in-license or acquire, we estimate that based on our current business plan, we will require approximately $22 million to fund our operations for the remainder of 2008, which includes funding of operations related to Proprius. In addition, one of our ongoing goals is to continue to identify and in-license new products and product candidates. In the event we acquire, license or develop any new products or product candidates, or begin any new POC program, the amount to fund our operations for 2008 would increase, possibly materially. Even though we intend to launch our personalized medicine laboratory services around late 2008, our net losses will continue for at least the next several years. Such losses may fluctuate, and the fluctuations may be substantial.
          Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at June 30, 2008 are sufficient to fund operations through at least 2009. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives. In order to acquire or develop additional products and product candidates, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:

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

          In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and certificates of deposits as Level 1 assets. At June 30, 2008, our Level 1-classified investments totaled $122.4 million. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify U. S. government and agency debt and commercial paper holdings as Level 2 assets. At June 30, 2008, our Level 2-classified investments totaled $30.9 million. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At June 30, 2008, we did not hold any Level 3-classified financial assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
          For additional information regarding the adoption of SFAS No. 157, see Note 12, Fair Value Disclosures in the accompanying notes to the consolidated financial statements.
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
          There are limited data supporting the use of milnacipran for the treatment of FM and such data have been generated by us. Although milnacipran is currently being sold by Pierre Fabre outside North America for a non-pain indication, it has only completed testing as a treatment for FM in our Phase II trial and our two Phase III trials. We must conduct and obtain favorable results in at least two pivotal Phase III trials to support an application for FDA approval of the product candidate. In September 2005, we reported top line results from our first Phase III clinical trial for patients with FM and our trial did not achieve statistical significance on our prospectively specified primary endpoint. Although we submitted the NDA using our first and second Phase III clinical trials around the end of 2007, based in part on an FDA recommended re-analysis of the first Phase III trial, and the NDA has been accepted, the FDA may not ultimately accept the first trial as one of the registration quality studies necessary to support NDA approval and may find that the conditions of the Special Protocol Assessment have not been met. It is also possible that our ongoing third Phase III trial for milnacipran will not achieve statistical significance or will otherwise generate data that is unfavorable. Although we believe based on our analysis of the data, that the effect of milnacipran has been durable in clinical trial patients studied to date, further studies may prove that any positive effects from patients taking milnacipran may not be durable. Further, all or any of our clinical trials may reveal that milnacipran is not safe. If milnacipran is not demonstrated to be a safe and effective treatment for FM to the satisfaction of the FDA or other regulatory agencies we will not receive regulatory approval and our business would be materially harmed. Furthermore, the overall adverse events profile in our combined pivotal studies has included palpitations (7% vs. 2% placebo), heart rate increase (6% vs. 1% placebo) and hypertension (5% vs. 2% placebo), and publicity related to drug safety issues in the market, as well as enhanced statutory authority of the FDA in the area of drug safety, may make approval of any drug by the FDA more difficult.
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
          We intend to create a commercial infrastructure in order to launch our diagnostic business but may not be successful in so doing by the end of 2008, or at all, especially in light of the fact that we currently do not have a sales force. Additionally, even if we do create a commercial infrastructure for our personalized medicine laboratory services, we may not timely obtain all the regulatory approvals and clearances necessary to provide the services in various states, which would impact our ability to have a successful sales force. We also have exercised our co-promotion right which will also allow us to co-promote milnacipran under our agreement with Forest Laboratories and be paid by Forest for the milnacipran portion of the sales details. The co-promotion right is subject to our building our own marketing and sales capabilities, and we currently do not have the ability to directly sell, market or distribute any product. Many of our competitors have significantly greater experience than we do in selling, marketing and distributing products and services, and we may not be able to compete successfully with them with the sales force we develop. Although we intend to build a sales force to launch our personalized medicine laboratory services business, this may not occur in a timely fashion, or at all. If it does not occur in a timely fashion, we may lose our co-promotion right with respect to milnacipran. Also, because we may begin creating our sales force prior to the date on which we will obtain information with respect to the FDA’s decision whether or not to approve milnacipran for FM, and because milnacipran may never be approved, we may never realize the strategic synergies that would have been obtained if a portion of our sales force was funded by Forest Laboratories and if our sales force was marketing both milnacipran and our personalized medicine laboratory services, and we may consequently incur greater commercial costs to promote the personalized medicine laboratory services. Even though we intend to offer, over time, integrated diagnostic and therapeutic services through the same sales organization, this may not facilitate greater physician access or improve the quality of the sales call, and it may not help establish Cypress as a leader targeting these specific specialists.
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
          Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of milnacipran, for all indications in the United States. Forest exercised its option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States and Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Forest Laboratories is responsible for funding the development of milnacipran, including clinical trials and regulatory approval, other than the external costs of the second Phase III trial, which we have funded, and the remainder of such funded costs are reimbursable to us in the event the NDA is approved by the FDA. If the FDA approves milnacipran, Forest Laboratories will also have primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the development, approval and marketing of milnacipran. Further, it is possible that they may terminate development and our license agreement with them. Even if they continue to develop milnacipran, they may do so on a slower timeline than originally predicted. Although enrollment is completed in our third Phase III trial, we may not have the topline results from this clinical trial in the fourth quarter of 2008. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to establish the safety and efficacy of milnacipran, obtain regulatory approvals and achieve market acceptance of milnacipran for the treatment of FM.
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
          We intend to perform all our diagnostic testing services in our laboratory located in San Diego, California. Despite precautions taken by us, any future natural or man-made disaster at this laboratory, such as a fire, earthquake or terrorist activity, could cause substantial delays in our operations, damage or destroy our equipment and biological samples or cause us to incur additional expenses. In addition, we are using temporary lab space and anytime a lab is moved, it could also cause substantial delay in our operations, damage or destroy our equipment and biological samples or cause us to incur additional expenses. In the event of an extended shutdown of our laboratory, we may be unable to perform our diagnostic testing services in a timely manner or at all and therefore would be unable to operate our business in a commercially competitive manner. We cannot assure you that we could recover quickly from a serious natural or man-made disaster or that we would not permanently lose customers as a result of any such business interruption. This could harm our operating results and financial condition.
          In order to rely on a third party to perform our diagnostic testing services, we could only use another facility with established state licensure and accreditation under Clinical Laboratory Improvement Amendments (CLIA). We may not be able to find another CLIA-certified facility and comply with applicable procedures, or find any such laboratory that would be willing to perform the tests for us on commercially reasonable terms. Additionally, any new laboratory opened by us would be subject to certification under CLIA and licensure by various states, which would take a significant amount of time and result in delays in our ability to begin operations.
* Failure to timely or accurately bill for our personalized medicine laboratory services could have a material adverse effect on our net revenues and bad debt expense.
          Billing for diagnostic testing can be extremely complicated and we have no experience performing such billing. Depending on the billing arrangement and applicable law, we must bill various payors, such as insurance companies, Medicare, Medicaid, physicians, hospitals, employer groups and patients, all of which have different billing requirements. Additionally, compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further complexity to the billing process. Changes in laws and regulations could negatively impact our ability to bill our clients or increase our costs. The Centers for Medicare and Medicaid Services (CMS) also establishes procedures and continuously evaluates and implements changes to the reimbursement process for billing government programs.
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
*We rely upon Pierre Fabre as our exclusive supplier of the compound used as the active ingredient in our milnacipran product candidate and if Pierre Fabre fails to supply us sufficient quantities of the active ingredient it may delay or prevent us from developing and commercializing milnacipran.
          Pursuant to our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the compound used as the active pharmaceutical ingredient in our milnacipran product candidate. Neither we nor Forest Laboratories have facilities for the manufacture of milnacipran. Currently, Pierre Fabre manufactures the active ingredient of milnacipran in its facility in Gaillac, France. Pierre Fabre is the only worldwide supplier of the active ingredient of milnacipran that is currently approved for sale for a non-pain indication outside the United States, though it is not approved for sale for any indication in the United States. If any product is commercialized under the agreement, Pierre Fabre or its sublicensee will have the exclusive right to manufacture the active ingredient used in our commercial product. If milnacipran is commercialized for use in the United States, Pierre Fabre’s facility or its sublicensee will need to be inspected by the FDA for compliance with current good manufacturing practices, or cGMP, requirements and after initial inspection, may be inspected from time to time. In the event an inspection results in written deficiencies, it may result in a disruption or termination of the supply to Forest of milnacipran. Due to the projected commercial quantities of milnacipran that we may require and to provide a second manufacturing site, Pierre Fabre has agreed that within a certain time period after commercial launch of milnacipran, it will qualify an additional manufacturing facility. We do not have control over Pierre Fabre’s compliance with cGMP requirements or Pierre Fabre’s compliance with its obligation to qualify a second manufacturing facility. If Pierre Fabre fails or is unable to provide, in a timely and economic manner, required quantities of the active ingredient that Forest Laboratories or we request for clinical purposes, our development program could be delayed. In addition, if Pierre Fabre fails to timely and economically supply us sufficient quantities for commercial sale, if milnacipran is ever commercialized, our product sales and market acceptance of the product could be adversely affected.
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
          Further, if we are unable to commercialize the MTX Polyglutamates Test and the Early RA Prediction Algorithm, or any of the other personalized medicine laboratory services under development as part of the Proprius acquisition, are unable to develop the topical Non-steroidal Anti-inflammatory Drugs (NSAID) and RA treatment under development as part of the Proprius acquisition, and Forest Laboratories and Cypress are unable to develop milnacipran as a commercial drug in the United States, or if such development is delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital and may cease our operations. Even if we do commercialize any product or personalized medicine laboratory service, we still may never achieve profitability.
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
          As of June 30, 2008, we had only 25 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran, or any of our other future product candidates.
Even if our product candidates are approved or our personalized medicine laboratory service candidates are commercialized, the market may not accept these products or services.
          Even if our service and product development efforts are successful and even if the requisite regulatory approvals are obtained, the MTX Polyglutamates Test, the Early RA Prediction Algorithm, milnacipran, or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The FDA has only approved two drugs recently for the management of FM, and we cannot predict whether milnacipran, if approved, will gain market acceptance. A number of additional factors may limit the market acceptance of our services and products including the following:
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
*Our competitors may develop and market products and services that are less expensive, more effective or safer, which may diminish or eliminate the commercial success of any products or services we may commercialize.
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
          It is possible that future developments by our competitors could make our products, personalized medicine laboratory services or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to provide products and services which are more effective than those of our competitors and to keep pace with rapid medical and scientific change. Sales of our existing product candidates, if initiated, may decline rapidly if a new product is introduced by a competitor, particularly if a new product represents a substantial improvement over any of our existing products. In addition, the high level of competition in our industry could force us to reduce the price at which we sell our products or require us to spend more to market our products.
          With respect to our FM program, in June 2007, the FDA approved Pfizer Inc.’s drug pregabalin (Lyrica®) for the management of FM and in June 2008 approved Eli Lilly and Company’s duloxetine (Cymbalta®) for the management of FM. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it was believed that duloxetine, which is also approved for the treatment of major depressive disorder, generalized anxiety disorder, and diabetic peripheral neuropathic pain, was receiving some off-label use for the treatment of FM even prior to approval for the management of FM. Tricyclic antidepressants, or TCAs, which are available as inexpensive generic formulations, are also used to treat FM and will be less expensive than milnacipran if milnacipran receives FDA approval. Pfizer Inc.’s drug pregabalin (Lyrica®) and Eli Lilly and Company’s duloxetine (Cymbalta®) are competitive with our proposed FM product and these products, and any other future products will effect our proposed sales and may cause our sales to be lower than anticipated.
          The market potential for FM is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain or antidepressant therapies could decide to evaluate their current product candidates for the treatment of FM at any time. Due to the prevalence and incidence of FM, we anticipate that most, if not all, of the major pharmaceutical companies will have significant research and product development programs in FM. We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs that we seek to develop.
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
          We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of June 30, 2008, we had only 25 full-time employees and therefore, we rely heavily on each of our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran or any future product candidates. We expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.
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
          We have incurred substantial losses during our history. For the six months ended June 30, 2008 and the years ended December 2006 and 2005, we incurred net losses of $6.9 million, $8.3 million and $7.7 million, respectively. As of June 30, 2008, we had an accumulated deficit of $156.8 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran, and our ability to develop, market and commercialize our personalized medicine laboratory services and any other products we may develop. We may not generate revenue from the sale of products for the next few years or become profitable in the foreseeable future and may never achieve profitability.
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
          The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2005 through December 31, 2007, the low and high sales prices for our common stock ranged from $4.31 to $18.20. For the six months ended June 30, 2008, our low and high sales prices were $6.17 and $11.09, respectively. As of June 30, 2008, the last reported sale price of our common stock was $7.19. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We expect our stock price to be volatile in the near future. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:
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
          As of June 30, 2008, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 49% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.
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
*If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors view of us.
          In connection with the completion of the audit of our financial statements for the year ended December 31, 2007 by our independent registered public accountants, Ernst and Young LLP, we noted

material weaknesses in our internal control over financial reporting related to our cash and cash equivalents and short-term investments and the appropriate classification of such securities. We implemented measures to remedy the deficiencies in the first quarter of 2008. We believe these new controls adequately address these material weaknesses. We have been and plan to continue to monitor the effectiveness of our controls and procedures on an ongoing basis and will take further action, as appropriate.
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
          In connection with our acquisition of Proprius, we acquired an issued patent (U.S. patent 6,921,667, which terminates in 2023) and several patents in prosecution with respect to the MTX Polyglutamates Test and a number of patents in prosecution on the Early RA Prediction Algorithm. Although we have one issued patent covering the MTX Polyglutamates Test we may not be able to secure any additional patent protection and the existing patent may not ensure exclusivity through the patent term. In addition, as part of our acquisition of Proprius we have acquired a family of pending U.S. and international patent applications directed to PRO-515 (the oral disease modifying antirheumatic drug, or DMARD, therapy for the treatment of RA). We have also acquired a patent family directed to PRO-406 (the topical NSAID therapy for the symptomatic treatment of osteoarthritis) including one issued patent (U.S. patent No. 7,138,394, which expires in 2023) and several pending U.S. and foreign patent applications. It is uncertain whether we will be able to obtain any claim with reasonable coverage for PRO-406 or PRO-515.
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable
Item 3 — Defaults Upon Senior Securities
          Not applicable
Item 4 — Submission of Matters to a Vote of Security Holders
          The Annual Meeting of Stockholders, or the Annual Meeting, of the Company was held on June 9, 2008. The Company had 37,536,326 shares of common stock outstanding and entitled to vote as of April 24, 2008, the date of record of the meeting. At the meeting, holders of a total of 29,864,142 shares of common stock were present in person or represented by proxy. The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:
(1) For the elections of the nominee directors that will hold office until the annual meeting of stockholders in 2011:

	For	Withheld Authority or Against
Jon. W. McGarity	29,195,017	669,125
Jean-Pierre Millon	28,369,743	1,494,399
Amir Kalali	29,202,662	661,480
The Company’s Board of Directors is comprised of the individuals elected this year and the following directors for the following terms: Jay Kranzler, Perry Molinoff and Daniel Petree whose terms expire in 2009 and Roger Hawley and Tina Nova whose terms expire in 2010.
(2) To ratify the selection of Ernst & Young LLP by the Audit Committee of our Board of Directors to continue as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstained
29,833,634	19,002	11,506
Item 5 — Other Information
          Not applicable
Item 6 — Exhibits
3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.3	Third Amended and Restated By-Laws. (2)

4.1	Form of Stock Certificate. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to to Rule 13a - 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a — 14(b) or Rule 15d — 14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix C of our Definitive Proxy Statement filed with the SEC on August 11, 2003

(2)	Incorporated by reference to Form 8-K filed with the SEC on July 27, 2007

(3)	Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Cypress Bioscience, Inc.
Date: August 8, 2008	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the
Board (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer, Chief Operating
Officer and Executive Vice President (Principal Financial Officer)