Form 10-Q
period 2008-09-30
CYPRESS BIOSCIENCE INC
filed 2008-11-10
CIK 716054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008, or

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At November 4, 2008, 37,883,074 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CYPRESS BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$126,608,486	$70,093,425
Short-term investments	23,150,261	111,713,149
Receivable from Forest Laboratories	164,683	142,750
Prepaid expenses and other current assets	1,050,084	651,144

Total current assets	150,973,514	182,600,468

Property and equipment, net	418,468	79,382
Goodwill	26,465,627	—
Other assets	33,994	20,000

Total assets	$177,891,603	$182,699,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$674,015	$443,734
Accrued compensation	131,047	307,164
Accrued liabilities	1,569,770	522,637
Current portion of deferred revenue	3,351,416	3,351,416

Total current liabilities	5,726,248	4,624,951

Deferred rent	14,750	5,673
Deferred revenue, net of current portion	7,540,686	10,054,248

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 37,883,074 and 37,423,584 shares issued and outstanding at September 30, 2008 (unaudited) and December 31, 2007, respectively	37,883	37,424
Additional paid-in capital	325,557,074	317,891,137
Accumulated other comprehensive income (loss)	(27,208)	59,833
Accumulated deficit	(160,957,830)	(149,973,416)

Total stockholders’ equity	164,609,919	168,014,978

Total liabilities and stockholders’ equity	$177,891,603	$182,699,850

See accompanying notes to consolidated financial statements.
Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues under collaborative agreement	$979,310	$971,276	$16,209,804	$7,880,916

Costs and expenses:
Research and development	2,035,541	1,641,570	7,714,526	4,827,790
Selling, general and administrative	4,074,582	2,238,176	10,778,424	7,677,678
In-process research and development	—	—	12,590,000	—

Total costs and expenses	6,110,123	3,879,746	31,082,950	12,505,468

Loss from operations	(5,130,813)	(2,908,470)	(14,873,146)	(4,624,552)

Interest income	1,018,590	2,275,699	3,888,732	5,109,600

Net income (loss)	$(4,112,223)	$(632,771)	$(10,984,414)	$485,048

Net income (loss) per share — basic	$(0.11)	$(0.02)	$(0.29)	$0.01

Shares used in computing net income (loss) per share — basic	37,883,074	37,360,788	37,683,507	34,465,075

Net income (loss) per share — diluted	$(0.11)	$(0.02)	$(0.29)	$0.01

Shares used in computing net income (loss) per share — diluted	37,883,074	37,360,788	37,683,507	35,846,086

     See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net income (loss)	$(10,984,414)	$485,048
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57,815	27,108
In-process research and development	12,590,000	—
Accretion of debt discount on short-term investments	(1,179,856)	(2,821,676)
Share-based compensation for options issued to non-employees	20,245	145,514
Share-based compensation for stock and options issued to employees	5,673,619	3,824,302
Changes in operating assets and liabilities, net of effects from purchase of Proprius	(1,829,055)	(1,955,998)

Net cash provided by (used in) operating activities	4,348,354	(295,702)

Investing Activities
Cash paid to acquire Proprius, net of cash acquired	(39,084,627)	—
Purchases of short-term investments	(47,694,297)	(124,066,383)
Proceeds from sale of short-term investments	137,350,000	81,300,000
Purchases of property and equipment	(376,901)	(39,536)

Net cash provided by (used in) investing activities	50,194,175	(42,805,919)

Financing Activities
Proceeds from secondary offering of common stock, net	—	69,876,155
Proceeds from exercise of stock options and warrants	1,972,532	1,984,470

Net cash provided by financing activities	1,972,532	71,860,625

Increase in cash and cash equivalents	56,515,061	28,759,004
Cash and cash equivalents at beginning of period	70,093,425	32,692,411

Cash and cash equivalents at end of period	$126,608,486	$61,451,415

See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     We are developing therapeutics and personalized medicine services to facilitate improved and individualized patient care. Our goal is to address the evolving needs of specialist physicians and their patients by identifying unmet medical needs in the areas of pain, rheumatology, and physical medicine and rehabilitation, including challenging disorders such as fibromyalgia and rheumatoid arthritis. We continue to evaluate various other potential strategic transactions, including the potential acquisition of products, product candidates, technologies and companies and other alternatives.
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
     The condensed consolidated financial statements include the accounts of Cypress Bioscience, Inc. and its wholly-owned subsidiary, Proprius Pharmaceuticals, Inc. (“Proprius”), collectively referred to as Cypress Bioscience, Inc. All significant intercompany accounts and transactions have been eliminated.
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
     At September 30, 2008 and December 31, 2007, short-term investments consisted of the following:

	September 30, 2008
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. government and agency debt	$16,905,962	$—	$(33,856)	$16,872,106
Commercial paper	1,971,507	—	(7,241)	1,964,266
Certificates of deposit	4,300,000	13,889	—	4,313,889

	$23,177,469	$13,889	$(41,097)	$23,150,261

	December 31, 2007
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. government and agency debt	$98,037,775	$112,030	$(10,489)	$98,139,316
Commercial paper	5,989,083	—	(4,949)	5,984,134
Certificates of deposit	7,600,000	936	(11,237)	7,589,699

	$111,626,858	$112,966	$(26,675)	$111,713,149

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
6. Net Income (Loss) Per Share
     Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted net income (loss) per share by application of the treasury stock method. For the nine months ended September 30, 2007, the dilutive common share equivalents for outstanding options and warrants included in diluted net income per share was 1,381,011. We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 644,654 and 1,558,043 for the three months ended September 30, 2008 and 2007, respectively, and 767,293 for the nine months ended September 30, 2008.
7. Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(4,112,223)	$(632,771)	$(10,984,414)	$485,048
Unrealized gain (loss) on short-term investments	(54,526)	194,110	(87,041)	160,159

Comprehensive income (loss)	$(4,166,749)	$(438,661)	$(11,071,455)	$645,207

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
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective transition method. For the three months ended September 30, 2008, share-based compensation expense related to employee stock options was $1,742,204, consisting of $382,271 related to research and development expenses and $1,359,933 related to selling, general and administrative expenses. For the three months ended September 30, 2007, share-based compensation expense related to employee stock options was $1,209,984, consisting of $205,242 related to research and development expenses and $1,004,742 related to general and administrative expenses. For the nine months ended September 30, 2008, share-based compensation expense related to employee stock options was $5,489,006, consisting of $1,028,112 related to research and development expenses and $4,460,894 related to selling, general and administrative expenses. For the nine months ended September 30, 2007, share-based compensation expense related to employee stock options was $3,726,995, consisting of $599,406 related to research and development expenses and $3,127,589 related to general and administrative expenses. As of September 30, 2008, there was $15.0 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.8 years.

     The exercise price of all options granted during the nine months ended September 30, 2008 and 2007 was equal to the market value on the date of grant (as defined under the applicable option plan). The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007

Risk-free interest rate	2.8%	4.5%
Expected volatility	73.5%	75.9%
Expected option term (in years)	6.01	5.90
Dividend yield	0.0%	0.0%
     The matching contribution in common stock to our 401(k) Plan is included as a component of our share-based compensation to employees. Such matching contribution is made on the last day of June and the last day of December of each plan year. For the nine months ended September 30, 2008 and 2007, the charge for the matching contribution was $184,613 and $97,307, respectively.
     For the three months ended September 30, 2008 and 2007, share-based compensation related to options granted to non-employees, accounted for in accordance with EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, was $5,814 and $51,649, respectively. For the nine months ended September 30, 2008 and 2007, such share-based compensation for options granted to non-employees was $20,245 and $145,514, respectively.
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
     Under the agreement with Forest Laboratories, we received an upfront, non-refundable payment of $25.0 million, of which $1.25 million, classified as research and development expenses, was paid to Pierre Fabre as a sublicense fee. Additionally, we received a $5.0 million milestone payment in June 2007 from Forest Laboratories for the successful second Phase III trial for milnacipran, of which $250,000 was paid to Pierre Fabre as a sublicense fee; a $1.0 million license payment in July 2007 to extend the territory to include Canada, of which $50,000 was paid to Pierre Fabre as a sublicense fee; a $5.0 million milestone payment from Forest Laboratories in December 2007 upon NDA filing, of which $250,000 was paid to Pierre Fabre as a sublicense fee; and a $10.0 million milestone payment from Forest Laboratories in February 2008 upon NDA acceptance, of which $500,000 was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to the Company under the agreement could total approximately $205.0 million, of which $46.0 million has been received to date, related to the development of milnacipran for the treatment of fibromyalgia. A large portion of the remaining balance of the potential $205.0 million will depend upon achieving certain sales of milnacipran. Up to an additional $45.0 million in milestone payments are payable in the event that we and Forest Laboratories develop milnacipran for other indications. In addition, we have the potential to receive royalty payments based on sales of licensed product under this agreement. Forest Laboratories also assumed the future royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in milnacipran.
10. Acquisition of Proprius
     On March 4, 2008, we acquired all of the outstanding stock of Proprius, a privately-held specialty pharmaceutical company. We acquired Proprius to expand our strategy to include providing personalized medicine services to rheumatologists, as well as to expand our product pipeline with the addition of two early clinical-stage therapeutic candidates, which include a product to treat pain and a product to treat rheumatoid arthritis. Personalized medicine services are tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. We have exercised the right granted by our partner, Forest Laboratories, to co-promote our leading product candidate for fibromyalgia, milnacipran, and intend to detail it to rheumatologists, pain centers, and physical medicine and rehabilitation specialists in the U.S. when and if the product is approved by the FDA using the same sales force that will be detailing our personalized medicine services. We believe that offering integrated diagnostic and therapeutic services through the same sales organization could facilitate physician access and improve the quality of the sales call, as well as help establish Cypress as a leader targeting these specific specialists. We expect to benefit from the acquisition by expanding our current product offerings and increasing our revenues. These factors among others contributed to a purchase price for the Proprius acquisition that resulted in the recognition of goodwill of $26.5 million. Proprius’ operations were assumed as of the date of the acquisition and are included in our results of operations beginning on March 5, 2008 and, as a result, are not reflected in our results of operations for the three and nine months ended September 30, 2007.
     Pursuant to the terms of the agreement, entered into on February 23, 2008, we acquired all of Proprius’ outstanding capital stock for $37.6 million in cash (including the payment and assumption of net indebtedness), funded with existing cash resources, as well as up to an additional $37.5 million in potential milestone-related payments associated with the development of Proprius’ therapeutic candidates. Such payments, if any, would be paid in cash and up to 50% of such payments in shares of our common stock or a combination of both, as determined at our sole discretion. The purchase price includes $3.8 million which is held in an escrow account and will be available to satisfy any claims for indemnification we may have until the escrow is released, which will be 15 months following the closing of the acquisition. In addition, in connection with the acquisition of Proprius, we assumed certain agreements entered into by Proprius. We assumed Proprius’ license agreement with AlphaRx, Inc. for the in-license of a topical non-steroidal anti-inflammatory drug therapy and other successor topical non-steroidal anti-inflammatory drug therapies. Future consideration under the AlphaRx agreement includes up to $116.0 million potentially payable by us for the successful development and commercialization of a product and potential royalty payments. In addition, we assumed the licenses obtained from third parties for certain personalized medicine services. Under the terms of these agreements, we will be obligated to pay approximately $4.2 million in the aggregate in sales milestones and a royalty based on net sales, if any. The total purchase price, including transaction expenses of approximately $1.5 million, has been allocated to tangible and intangible assets acquired based on estimated fair market values, with the remainder classified as goodwill.
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

     The amount allocated to in-process technology represents the fair value of acquired, to-be-completed research projects, including those related to personalized medicine services and therapeutic candidates. The estimated value of approximately $12.6 million of the research projects was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the future net cash flows from the project once commercially viable, and discounting the net cash flows to their present value. As of the acquisition date, these projects were not expected to have reached technological feasibility and will have no alternative future use. Accordingly, the amount allocated to in-process technology was charged to our consolidated statement of operations during the first quarter of 2008.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$979,310	$971,276	$16,209,804	$7,880,916
Net income (loss)	$(4,112,223)	$(1,592,519)	$1,051,024	$(2,324,579)
Net income (loss) per share:
Basic	$(0.11)	$(0.04)	$0.03	$(0.07)
Diluted	$(0.11)	$(0.04)	$0.03	$(0.07)
     The pro forma information is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred as of January 1, 2008 and 2007, or the results that may be achieved in the future.
11. Goodwill
     As of September 30, 2008, our goodwill balance of $26.5 million solely relates to our acquisition of Proprius on March 4, 2008. We did not have any goodwill at September 30, 2007.
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
     We adopted SFAS No. 157 on January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which is effective for fiscal years beginning after November 15, 2008 and for interim periods within those years. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS No. 157 include those initially measured at fair value in a business combination.

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
     The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Fair Value Measurements at September 30, 2008
		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets	Observable Inputs	Unobservable
Description	September 30, 2008	(Level 1)	(Level 2)	Inputs (Level 3)
Financial instruments owned:
Money market funds	$126,547,715	$126,547,715	$—	$—
Certificates of deposit	4,313,889	4,313,889	—	—
U.S. government and agency debt	16,872,106	—	16,872,106	—
Commercial paper	1,964,266	—	1,964,266	—

Total financial instruments owned	$149,697,976	$130,861,604	$18,836,372	$—

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
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-Q. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to develop, gain FDA approval for and commercialize milnacipran for Fibromyalgia Syndrome and our timetable for doing so, our ability to commercialize our personalized medicine services and otherwise obtain the benefits we hope to derive from the Proprius acquisition and the potential synergies associated with a sales force that details personalized medicine services and milnacipran, our ability to acquire and develop any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-Q and in our other SEC filings.
     We undertake no obligation to publicly release revisions in such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as required by securities and other applicable laws.
Company Overview
     Cypress Bioscience, Inc. is developing therapeutics and personalized medicine services, to facilitate improved and individualized patient care. Cypress’ goal is to address the evolving needs of specialist physicians and their patients by identifying unmet medical needs in the areas of pain, rheumatology, and physical medicine and rehabilitation, including challenging disorders such as fibromyalgia and rheumatoid arthritis. We intend to use this approach to improve patient care and create a unique partnership with physicians.

     We are developing milnacipran for fibromyalgia (FM) and with our acquisition in March 2008 of Proprius Pharmaceuticals, Inc., or Proprius, a formerly privately held company, we have expanded our strategy to include providing personalized medicine services to rheumatologists. Personalized medicine services are tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. At the end of October, with our recently hired 11 person sales force, we launched our first two novel personalized medicine services, Avise PGSM and Avise MCVSM. Avise PG is a test that supports dose optimization and therapeutic decision making for patients taking methotrexate (MTX), a widely used first-line therapy for rheumatoid arthritis, or RA. Avise MCV is a test that aids in the diagnosis and prognosis of RA. We have exercised the right granted by our partner, Forest Laboratories, Inc., or Forest Laboratories, to co-promote our leading product candidate for FM, milnacipran, and intend to detail it to rheumatologists, pain centers, and physical medicine and rehabilitation specialists in the U.S. using the same sales force that will be detailing our personalized medicine services when and if the product is approved by the U.S. Food and Drug Administration (FDA). We believe that offering integrated diagnostic and therapeutic services through the same sales organization could facilitate physician access and improve the quality of the sales call, as well as help establish Cypress as a leader targeting these specific specialists. We also have a number of Proof of Concept (POC) stage opportunities in development, including two pharmaceutical candidates acquired from Proprius, and intend to pursue these opportunities on an ongoing basis. We continue to evaluate various other potential strategic transactions, including the acquisition of products, product candidates, technologies and companies, and other alternatives.
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
     In December 2007, Cypress and Forest announced that we had submitted the milnacipran New Drug Application (NDA) to the FDA. In February 2008, the FDA accepted for review the NDA for milnacipran for the treatment of FM. With a standard 10-month review timeline, the FDA Prescription Drug User Fee Act (PDUFA) target action date was October 18, 2008. In October 2008, Cypress and Forest announced that the FDA advised the companies that it was not able to take final action by the scheduled PDUFA action date of October 18, 2008, on the NDA for milnacipran. The FDA did not request any additional information from the companies, but did indicate that a clinical data question related to the NDA submission required confirmation. The FDA indicated that their assessment could be completed in a matter of weeks, but could not confirm specific timing.
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
Comparison of Three Months Ended September 30, 2008 and 2007
Revenue
     We recognized revenues under our collaborative agreement with Forest Laboratories of $1.0 million for the three months ended September 30, 2008 compared to $1.0 million for the three months ended September 30, 2007. Revenues under our collaborative agreement remained comparable between the third quarter of 2008 and the third quarter of 2007. The revenues recorded during 2008 and 2007 consist solely of amounts earned or reimbursed to us pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements and funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran. The amount of sponsored development reimbursements from Forest Laboratories and funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran may change periodically based on the level of development activity and may be terminated upon NDA approval.
Research and Development
     Research and development expenses for the three months ended September 30, 2008 were $2.0 million compared to $1.6 million for the three months ended September 30, 2007. The increase in research and development expenses is primarily attributable to costs incurred during the third quarter of 2008 in connection with our proof of concept studies for new compounds, development costs incurred during the third quarter of 2008 in connection with validation activities for our personalized medicine services and increased share-based compensation expense related to options granted in 2008. During the third quarter of 2008, we incurred total costs of $0.1 million in connection with our Phase III programs compared to a total of $0.5 million during the third quarter of 2007. The costs for the third Phase III clinical trial are being reimbursed by Forest Laboratories as noted below.
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
Selling, General and Administrative
     Selling, general and administrative expenses for the three months ended September 30, 2008 were $4.1 million compared to $2.2 million for the three months ended September 30, 2007. The increase in selling, general and administrative expenses is primarily due to marketing expenses incurred during the third quarter of 2008 in connection with the launch of our personalized medicine services, recruitment costs incurred during the third quarter of 2008 in connection with the hiring of an eleven person sales force for the launch of our personalized medicine services, higher legal fees incurred during the third quarter of 2008 due to increased patent filing activity and increased share-based compensation expense related to options granted during 2008.
Interest Income
     Interest income for the three months ended September 30, 2008 was $1.0 million compared to $2.3 million for the three months ended September 30, 2007. The decrease in interest income for the three months ended September 30, 2008 compared to the corresponding period in 2007 is primarily due to a general decrease in interest rates and related yields experienced during the third quarter of 2008 compared to the third quarter of 2007, as well as a decrease in our average cash and investment balances during the third quarter of 2008 compared to the third quarter of 2007 due to the cash acquisition of Proprius in March 2008.

Comparison of Nine Months Ended September 30, 2008 and 2007
Revenue
     We recognized revenues under our collaborative agreement with Forest Laboratories of $16.2 million for the nine months ended September 30, 2008 compared to $7.9 million for the nine months ended September 30, 2007. The increase in revenues under our collaborative agreement is due to a $10.0 million milestone payment received from Forest Laboratories in February 2008 upon NDA acceptance and a $3.2 million payment received from Forest Laboratories also upon NDA acceptance in February 2008 as reimbursement for one-third of the costs paid in connection with the second Phase III trial for milnacipran, with the remaining two-thirds payable if the NDA is approved. This increase in revenues during 2008 was partially offset by a $5.0 million milestone payment received from Forest Laboratories in 2007 as a consequence of the results of our second Phase III trial for milnacipran. The revenues recorded during 2008 and 2007 consist solely of amounts earned or reimbursed to us pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of milnacipran. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements, funding received from Forest Laboratories for certain of our employees devoted to the development of milnacipran, the $10.0 million milestone payment and $3.2 million payment for reimbursement of certain costs received during 2008 described above and the $5.0 million milestone payment received during 2007.
Research and Development
     Research and development expenses for the nine months ended September 30, 2008 were $7.7 million compared to $4.8 million for the nine months ended September 30, 2007. The increase in research and development expenses is primarily attributable to a $1.0 million milestone payment and $0.5 million sublicense fee owed to Pierre Fabre upon NDA acceptance in connection with our collaboration agreement with Forest Laboratories, as well as costs incurred during 2008 in connection with our proof of concept studies for new compounds, development costs incurred during 2008 in connection with validation activities for our personalized medicine services, one-time costs owed to Forest Laboratories as agreed upon in the amendment to our agreement with Forest Laboratories and increased share-based compensation expense related to options granted in 2008. During the nine months ended September 30, 2008, we incurred total costs of $2.6 million, including milestone payments and sublicense fees, in connection with our Phase III programs compared to a total of $2.3 million during the nine months ended September 30, 2007.
Selling, General and Administrative
     Selling, general and administrative expenses for the nine months ended September 30, 2008 were $10.8 million compared to $7.7 million for the nine months ended September 30, 2007. The increase in selling, general and administrative expenses is primarily due to marketing expenses incurred during 2008 in connection with the launch of our personalized medicine services, recruitment costs incurred during 2008 in connection with the hiring of an eleven person sales force for the launch of our personalized medicine services, higher legal fees incurred during 2008 due to increased patent filing activity, increased consulting fees incurred during 2008 in connection with the transition to a commercial enterprise and increased share-based compensation expense related to options granted during 2008.

In-Process Research and Development
     In-process research and development represents the fair value of acquired, to-be-completed research projects, including those related to personalized medicine services and therapeutic candidates, obtained in connection with the Proprius acquisition that had not reached technological feasibility at the acquisition date and are not expected to have an alternative future use. Accordingly, the $12.6 million of in-process research and development was charged to our consolidated statement of operations during the first quarter of 2008.
Interest Income
     Interest income for the nine months ended September 30, 2008 was $3.9 million compared to $5.1 million for the nine months ended September 30, 2007. The decrease in interest income for the nine months ended September 30, 2008 compared to the corresponding period in 2007 is primarily due to a general decrease in interest rates and related yields experienced during 2008 compared to 2007.
Liquidity and Capital Resources
     At September 30, 2008, we had cash, cash equivalents and short-term investments of $149.8 million compared to cash, cash equivalents and short-term investments of $181.8 million at December 31, 2007. Working capital at September 30, 2008 totaled $145.2 million compared to $178.0 million at December 31, 2007. We have invested a substantial portion of our available cash in money market funds, marketable debt instruments of governmental agencies, commercial paper and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.
     Net cash provided by operating activities as disclosed in our Consolidated Statement of Cash Flows was $4.3 million for the nine months ended September 30, 2008, compared to net cash used in operating activities of $0.3 million for the nine months ended September 30, 2007. The primary source of cash from operations during the nine months ended September 30, 2008 was the $10.0 million milestone payment and the $3.2 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $1.8 million for changes in operating assets and liabilities and non-cash charges of $17.2 million that includes $12.6 million of the write-off of in-process research and development related to the acquisition of Proprius. The primary source of cash from operations during the nine months ended September 30, 2007 was the $5.0 million milestone payment received from Forest Laboratories, offset by cash used in operations including $2.0 million for changes in operating assets and liabilities and non-cash charges of $1.2 million.
     Net cash provided by investing activities as disclosed in our Consolidated Statement of Cash Flows was $50.2 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of $42.8 million for the nine months ended September 30, 2007. The fluctuation in net cash from investing activities during the nine months ended September 30, 2008 compared to the corresponding prior year period was primarily a result of a net increase in the proceeds from the sale of short-term securities during the nine months ended September 30, 2008 offset by $39.1 million in cash paid for the acquisition of Proprius.
     Net cash provided by financing activities as disclosed in our Consolidated Statement of Cash Flows was $2.0 million for the nine months ended September 30, 2008, compared to $71.9 million for the nine months ended September 30, 2007. The decrease in net cash provided by financing activities during the nine months ended September 30, 2008 compared to the corresponding prior year period was primarily the result of proceeds of approximately $2.0 million from the exercise of stock options and warrants during 2008 compared to net proceeds of approximately $69.9 million from the completion of our secondary offering of common stock during June 2007 and proceeds of approximately $2.0 million from the exercise of stock options during 2007.
     The following table summaries our long-term contractual obligations as of September 30, 2008:

		Less than	1 - 3 years	3 - 5
		1 year	(2009-	years	More than 5
	Total	(2008)	2011)	(2012-2014)	years (2015 +)
Operating leases	$903,873	$85,760	$693,023	$125,090	$—
Purchase obligations (1)	739,488	739,488	—	—	$—

Total	$1,643,361	$825,248	$693,023	$125,090	$—

(1)	Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude accrued liabilities to the extent presented on the balance sheet as of September 30, 2008.
     Other commercial and contractual commitments include potential milestone payments of up to $3.5 million to Pierre Fabre and sublicense payments to Pierre Fabre based on 5% of any upfront and milestone payments received from Forest Laboratories, milestone payments up to $37.5 million associated with the development of Proprius’ therapeutic candidates, milestone payments of up to $116.0 million to AlphaRx, milestone payments of up to $4.3 million to Collegium Pharmaceutical, Inc. in connection with the reformulation and new product agreement entered into with Collegium, milestone payments up to approximately $45.0 million in connection with license agreements related to our POC programs and milestone payments up to $4.2 million in connection with license agreements related to certain personalized medicine services. In the event we move forward with development of a product or service under any of these arrangements, in most instances, we would also be obligated to make royalty payments. Contractual obligations for which we will be reimbursed by Forest Laboratories are not included in the table above. Additionally, our current lease agreement for our executive and administrative offices was extended to July 2012 and is reflected in the table above, and we entered into a one-year lease for laboratory space in May 2008, which is also reflected in the table above. We are currently searching for combined space for our executive and administrative offices and laboratory.
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
     Our current expected primary cash needs on both a short term and long-term basis are for the development of products under our POC trials and certain personalized medicine services, including the Avise PGSM and Avise MCVSM, establishment of a commercial infrastructure, general research, working capital and other general corporate purposes and the identification, acquisition or license and development of potential future products and services. In addition to the amounts payable under our merger agreement with Proprius and our agreements with Pierre Fabre, AlphaRx, Collegium and various licensors under our POC trials and personalized medicine services business and the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than our FM product and our ongoing POC trials) that we may in-license or acquire, we estimate that based on our current business plan, we will require approximately $8 million to fund our operations for the remainder of 2008, which includes funding of operations related to Proprius. In addition, one of our ongoing goals is to continue to identify and in-license new products and product candidates. In the event we acquire, license or develop any new products or product candidates, or begin any new POC program, the amount to fund our operations for 2008 would increase, possibly materially. Even though we intend to launch our personalized medicine services around late 2008, our net losses will continue for at least the next several years. Such losses may fluctuate, and the fluctuations may be substantial.
     Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at September 30, 2008 are sufficient to fund operations through at least 2009. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives. In order to acquire or develop additional products and product candidates, we will require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
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
     Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Unless and until we can generate a sufficient amount of product and service revenue, if ever, we expect to finance future capital needs through public or private debt or equity offerings or collaboration and licensing arrangements, as well as interest income earned on cash balances. We do not currently have any commitments or specific plans for future external funding. We may not be able to raise additional capital and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we may be required to delay, scale back or eliminate some or all of our development of existing or future product candidates and personalized medicine services.
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
     In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and certificates of deposits as Level 1 assets. At September 30, 2008, our Level 1-classified investments totaled $130.9 million. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify U. S. government and agency debt and commercial paper holdings as Level 2 assets. At September 30, 2008, our Level 2-classified investments totaled $18.8 million. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At September 30, 2008, we did not hold any Level 3-classified financial assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
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
     The FDA has accepted the NDA application for milnacipran for review, but we may not receive regulatory approval from the FDA or any other regulatory body required for the commercial sale of milnacipran, or any future products in the United States for any number of reasons. In addition, in October 2008, Cypress and Forest announced that the FDA advised the companies that it was not able to take final action by the scheduled PDUFA action date of October 18, 2008, on the NDA for milnacipran. The FDA did indicate that a clinical data question related to the NDA submission required confirmation. We do not have any insight as to the type of question that has arisen and it is possible that the question may not be resolved favorably and that our NDA would not be approved. Additionally, although the FDA indicated that their assessment could be completed in a matter of weeks, the FDA could not confirm specific timing and we may not have an answer from the FDA for months.
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
     As part of our strategy, we are actively evaluating potential strategic transactions, including the acquisitions of products, product candidates, technologies and companies, in order to expand our product pipeline and service offerings. In March 2008, we acquired Proprius, a formerly private San Diego-based personalized medicine services and specialty pharmaceutical company and now one of our subsidiaries. We do not have any experience in the personalized medicine services business and face many challenges with respect to the integration of the two companies. Our acquisition of Proprius will expose us to operational and financial risks, including:
•	higher development or commercialization costs than we anticipate for the personalized medicine services and therapeutic products;

•	challenges with running a services business;

•	higher than expected licensing and integration costs;

•	exposure to liabilities of licensed and acquired intellectual property, compounds, products and services;

•	disruption of our business and diversion of our management’s time and attention as part of integrating Proprius’ business with our operations; and

•	potential significant impairement charges related to goodwill.
     We will devote significant resources to our new business and we may fail to realize the anticipated benefit of this strategic transaction with Proprius.
* We may not be successful in creating a commercial infrastructure.
     We recently hired only 11 employees to begin creating a commercial infrastructure in order to launch our personalized medicine services. Additionally, even with our small sales force to launch our personalized medicine services, we may not timely obtain all the regulatory approvals and clearances necessary to provide the services in various states, which would impact our ability to have a successful sales force. We also have exercised our co-promotion right which will also allow us to co-promote milnacipran under our agreement with Forest Laboratories and be paid by Forest for the milnacipran portion of the sales details. The co-promotion right is subject to our building our own marketing and sales capabilities, which include an approximately 100 person sales force, and we currently do not have an adequate sales force to directly sell, market or distribute milnacipran. Even if we hire the additional sales representatives that we estimate will require, if it does not occur in a timely fashion, we may lose our co-promotion right with respect to milnacipran. Additionally, many of our competitors have significantly greater experience than we do in selling, marketing and distributing products and services, and we may not be able to compete successfully with them with the sales force we develop. Also, because we have begun creating our sales force prior to the date on which we will obtain information with respect to the FDA’s decision whether or not to approve milnacipran for FM, and because milnacipran may never be approved, we may never realize the strategic synergies that would have been obtained if a portion of our sales force was funded by Forest Laboratories and if our sales force was marketing both milnacipran and our personalized medicine services, and we may consequently incur greater commercial costs to promote the personalized medicine services. Even though we intend to offer, over time, integrated diagnostic and therapeutic services through the same sales organization, this may not facilitate greater physician access or improve the quality of the sales call, and it may not help establish Cypress as a leader targeting these specific specialists.
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
* We will need to increase the size of our organization, and we may experience difficulties in managing growth.
     As of September 30, 2008, we had 37 full-time employees. We will need to continue to expand our managerial, operational and other resources in order to manage and fund our development activities relating to our personalized medicine services. In addition, in order to perform under our co-promotion arrangement for milnacipran we will need to manage and fund our recruitment and training of sales and marketing personnel and other activities relating to the commercialization of milnacipran. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
•	manage the FDA review process relating to our NDA for milnacipran;

•	manage our internal development and commercialization efforts for our personalized medicine services and milnacipran effectively while carrying out our contractual obligations to collaborators and other third parties and complying with all applicable laws, rules and regulations;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.
     We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals.
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
* All of our personalized medicine services are going to be performed at a single laboratory and, in the event this facility was to be affected by man-made or natural disasters, our operations could be severely impaired.
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

* Failure to timely or accurately bill for our personalized medicine services could have a material adverse effect on our net revenues and bad debt expense.
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
*We are at an early stage of development and we may never generate any significant revenues.
     We are at an early stage of development as a biotechnology company and have only recently launched our personalized medicine services. Our current product and services candidates, as well as any future products and services that we may acquire or develop, will require significant additional development, appropriate regulatory approval, and additional investments before they can be commercialized, if ever. Our product development and product acquisition efforts may not lead to commercial services or drugs, either because the service and product candidates are not shown to be safe and effective, or because we have inadequate financial or other resources to pursue clinical development of the service and product candidate or because the FDA, CMS or state authorities do not grant or otherwise withdraw or revoke a regulatory approval. For example, in mid-2006, we discontinued our obstructive sleep apnea program because our Phase IIa trials did not support continued development.
     Rheumatologists do not currently use personalized medicine services to predict which of their patients with undifferentiated arthritis will go on to develop RA, or to determine the level of methotrexate (MTX) polyglutamates among their patients on MTX. We may be unable to drive awareness of, and to establish the clinical need for, these personalized medicine services, and therefore may be unable to successfully commercialize these products and services.
     Further, if we are unable to realize significant revenues in the sale of any of the personalized medicine tests that we acquired as part of the Proprius acquisition, are unable to develop the topical Non-steroidal Anti-inflammatory Drugs (NSAID) and RA treatment under development as part of the Proprius acquisition, and Forest Laboratories and Cypress are unable to develop milnacipran as a commercial drug in the United States, or if such development is further delayed, we will be unable to generate revenues, may be unsuccessful in raising additional capital and may cease our operations. Even with the launch of our two first personalized medicine services and if we do commercialize any product or additional personalized medicine services, we still may never achieve profitability.
If we receive regulatory approval for milnacipran or any other future product candidate, and secure and maintain regulatory approvals related to our personalized medicine services, we will be subject to ongoing FDA, CLIA and state regulatory obligations and continuing regulatory review by applicable regulatory authorities.
     Any regulatory approvals that we or our collaborators receive for milnacipran or any future product candidates will be limited to the indications, dosages and restrictions on the product label. We currently are seeking approval for milnacipran in the treatment of FM. The FDA may not approve milnacipran for our preferred indication at all, may approve milnacipran for a more limited indication, or may impose additional limitations on the indicated uses or require post-marketing surveillance or the performance of potentially costly post-marketing studies. Even if we receive FDA and other regulatory approvals, as we have seen with other products on the market for pain, milnacipran or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. The most common treatment emergent adverse events during the placebo-controlled clinical trials of milnacipran for FM included nausea (37% vs. 20% placebo), headache (18% vs. 14% placebo), constipation (16% vs. 4% placebo), hot flashes (12% vs. 2% placebo), hyperhidrosis (9% vs. 2% placebo), vomiting (7% vs. 2% placebo), palpitations (7% vs. 2% placebo), heart rate increase (6% vs. 1% placebo), dry mouth (5% vs. 2% placebo) and hypertension (5% vs. 2% placebo). Any marketed product and its manufacturer continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. Federal and state regulatory approvals we may receive related to planned or future personalized medicine services will mandate specific clinical laboratory approval standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality and inspections, and our failure to meet and maintain those approvals could adversely affect our ability to offer personalized medicine products and services. In addition, the FDA has in the past and may in the future claim regulatory authority over laboratory-developed tests, in which event our personalized medicine services may directly or indirectly become subject to FDA approval.
If advances in technology allow others to perform diagnostic tests which are similar to or better than ours or to perform such services in a more efficient or cost-effective manner than is currently possible, our personalized medicine services may not meet with demand in the marketplace or the demand for these services may decrease.
     The diagnostic industry is characterized by rapidly advancing technology that may enable clinical laboratories, hospitals, physicians or other medical providers to perform personalized medicine services similar to or better than ours in a more efficient or cost-effective manner than is currently possible. In the event that we launch our personalized medicine services, and then other advances in technology result in a decreased demand for our personalized medicine services, our financial condition and results of operations would be harmed. In addition, in order for our business to be successful, we may need to develop new diagnostic tests or improve existing diagnostic tests. There is no assurance, however, that we will be able to develop or improve these personalized medicine services in the future. Even if we successfully develop such services in a timely manner, these new tests may not be utilized by our customers. If we fail to develop new services or release new or improved tests on a timely basis, or if such tests do not obtain market acceptance, our financial condition and results of operations could also be harmed.
*The FDA may decide to exercise enforcement discretion and require FDA approval or clearance of our personalized medicine services.
     Our current personalized medicine services have not been cleared or approved by the FDA. Due to the evolving regulatory environment, there is always the risk that the FDA could decide to exercise its oversight with respect to any one of our tests and determine that FDA approval or clearance is required. This would require additional time and money and could require us to cease offering our services, which could have a material adverse effect on our business. In addition, both Avise PG and Avise MCV, our first personalized medicine services, have been developed and validated internally by us. If we fail to properly develop our personalized medicine services or if we fail to validate them accurately or inaccurately measure the performance specifications of the personalized medicine services we develop due to human error, deficiencies in our quality control process or otherwise, we may become subject to legal action as well as damage to our reputation with customers, which could have a material adverse effect upon our business.
* We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize milnacipran or any of our other future product candidates.
     As of September 30, 2008, we had only 37 full-time employees. We have in the past and expect to continue to rely on third parties to conduct all of our clinical trials. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize milnacipran, or any of our other future product candidates.
* Even if our product candidates are approved or our personalized medicine service candidates are commercialized, the market may not accept these products or services.
     Even if our service and product development efforts are successful and even if the requisite regulatory approvals are obtained, Avise PG, Avise MCV, milnacipran, or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The FDA has only approved two drugs recently for the management of FM, and we cannot predict whether milnacipran, if approved, will gain market acceptance. A number of additional factors may limit the market acceptance of our services and products including the following:
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
     If the Avise PG, the Avise MCV, milnacipran, or any future product candidates that we may develop do not achieve market acceptance, we may lose our investment in that product candidate, which may cause our stock price to decline.

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
     It is possible that future developments by our competitors could make our products, personalized medicine services or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to provide products and services which are more effective than those of our competitors and to keep pace with rapid medical and scientific change. Sales of our existing product candidates, if initiated, may decline rapidly if a new product is introduced by a competitor, particularly if a new product represents a substantial improvement over any of our existing products. In addition, the high level of competition in our industry could force us to reduce the price at which we sell our products or require us to spend more to market our products.
     With respect to our FM program, in June 2007, the FDA approved Pfizer Inc.’s drug pregabalin (Lyrica®) for the management of FM and in June 2008 approved Eli Lilly and Company’s duloxetine (Cymbalta®) for the management of FM. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to milnacipran, which is a norepinephrine serotonin reuptake inhibitor. Based on the similar pharmacology, it was believed that duloxetine, which is also approved for the treatment of major depressive disorder, generalized anxiety disorder, and diabetic peripheral neuropathic pain, was receiving some off-label use for the treatment of FM even prior to approval for the management of FM. Tricyclic antidepressants, or TCAs, which are available as inexpensive generic formulations, are also used to treat FM and will be less expensive than milnacipran if milnacipran receives FDA approval. Pfizer Inc.’s drug pregabalin (Lyrica®) and Eli Lilly and Company’s duloxetine (Cymbalta®) are competitive with our proposed FM product and these products, and any other future products will affect our proposed sales and may cause our sales to be lower than anticipated.
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
     With respect to our personalized medicine services, we compete with several large, national laboratories including Quest Diagnostics Incorporated, or Quest, and Laboratory Corporation of America Holdings, and also compete with regional and hospital laboratories. The larger competitors have substantially greater financial and human resources, existing access to the medical community, as well as a much larger infrastructure than we do. Other companies may develop personalized medicine services that are more sensitive, specific, easy to use, or cost-effective than our personalized medicine services, and we may therefore be unable to compete with them in the marketplace.
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
We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to our product candidates or personalized medicine services, could hinder or prevent our product candidate’s or personalized medicine services’ commercialization success.
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
     Market acceptance of our personalized medicine services and the majority of our anticipated diagnostics sales will likely depend, in large part, on the availability of adequate payment or reimbursement from insurance plans, including government plans such as Medicare, managed care organizations, private insurance plans and other third-party payors. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that a service is not experimental or investigational, and that it is medically necessary, appropriate for a specific patient, cost effective or supported by peer-reviewed publications. Because each third-party payor individually approves payment or reimbursement, obtaining these approvals can be a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of these services to each third-party payor separately with no assurance that approval will be obtained. This individualized process or any action by the government negatively affecting payment for or reimbursement of our services can delay the market acceptance of new services and may have a negative effect on our revenues and operating results.
     We believe third-party payors are increasingly limiting coverage for personalized medicine services, and in many instances are exerting pressure on service suppliers to reduce their prices. Consequently, third-party payment or reimbursement may not be consistently available or adequate to cover the cost of our services. Additionally, third-party payors who have previously approved a specific level of payment or reimbursement may reduce that level. Under prospective payment systems, in which healthcare providers may be paid or reimbursed a set amount based on the type of diagnostic procedure performed, such as those utilized by Medicare and in many private managed care systems, the cost of our personalized medicine services may not be justified and reimbursed. Any limitations on payment or reimbursement for our services could limit our ability to commercialize and sell new services or to continue to sell our existing services, or may cause the selling prices of our existing services to be reduced, which would adversely affect our revenues and operating results.
* We rely on our employees and consultants for their scientific and technical expertise in connection with our business operations.
     We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of September 30, 2008, we had only 37 full-time employees and therefore, we rely heavily on each of our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the research, development and commercialization of milnacipran or any future product candidates. We expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.
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
     We have incurred substantial losses during our history. For the nine months ended September 30, 2008 and the years ended December 2006 and 2005, we incurred net losses of $11.0 million, $8.3 million and $7.7 million, respectively. As of September 30, 2008, we had an accumulated deficit of $161.0 million. Our ability to become profitable will depend upon our and Forest Laboratories’ ability to develop, market and commercialize milnacipran, and our ability to develop, market and commercialize our personalized medicine services and any other products we may develop. We may not generate revenue from the sale of products for the next few years or become profitable in the foreseeable future and may never achieve profitability.
We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or discontinue the completion of any proposed acquisitions or adversely affect our ability to realize the expected benefits of any completed acquisitions.
     We will incur certain non-reimbursable expenses in connection with the development of milnacipran, and will also incur costs in the development of the personalized medicine services and therapeutic products that we acquired in connection with the acquisition of Proprius, and in building our sales force and the exercise of our co-promotion right for milnacipran. We are also incurring expenses in connection with our Proof of Concept trials, the evaluation of potential acquisitions or other strategic transactions and will incur additional expenses in the event we close any such transactions or enter into any co-promotion, in-licensing or collaboration agreements in connection with any such transactions. We may also be required to pay up to $37.5 million in potential milestone-related payments associated with the development of certain therapeutic candidates acquired in our merger with Proprius. We do not have any committed external sources of funding and we will likely need to raise additional capital through the sale of equity or debt. The amount of capital we will require will depend upon many factors, including but not limited to, the size and timing of our proposed sale force, how much is ultimately required to develop the products and personalized medicine services we acquired in connection with our acquisition of Proprius, the evaluation and potential closing of any strategic transactions and the development strategy for milnacipran. If we are unable to raise capital when we need it, we may have to scale back or discontinue the evaluation or completion of any proposed acquisitions or strategic transaction(s).
* Raising additional funds by issuing securities, or through collaboration and licensing arrangements, may cause dilution to existing stockholders, restrict our operations, or require us to relinquish propriety rights.
     We may attempt to raise additional funds through public or private equity offerings, as we did in June 2007 with a public equity offering, or through debt financings. However, the credit crisis and the current economic conditions may prevent us from raising money through debt or equity financings. We may also attempt to raise funds through corporate collaborations and licensing arrangements. For example, under our reformulation and new product agreement with Collegium Pharmaceutical, Inc., or Collegium, Collegium may require that any milestone payments we are required to make to Collegium be paid with shares of our common stock. In addition, the potential milestone payments due to the stockholders of Proprius may be paid in up to 50% stock of Cypress, at our election. To the extent that we are able to raise additional capital by issuing equity securities, our existing stockholders’ ownership percentage will be diluted. In addition, if we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish potential valuable rights to our potential products on terms that are not favorable to us.
The investment of our cash balance and short-term investments are subject to risks which may cause losses and affect the liquidity of these investments
     As of September 30, 2008, we had $126.6 million in cash and cash equivalents and $23.2 million in short-term investments. We have historically invested these amounts in United States government securities, commercial paper, certificates of deposit and money market funds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. During the quarter ended September 30, 2008, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
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
     The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2005 through December 31, 2007, the low and high sales prices for our common stock ranged from $4.31 to $18.20. For the nine months ended September 30, 2008, our low and high sales prices were $5.45 and $11.09, respectively. As of September 30, 2008, the last reported sale price of our common stock was $7.35. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We expect our stock price to be volatile in the near future. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:
•	the results of the FDA’s review of the NDA that we submitted for milnacipran for the treatment of FM;

•	the results of any clinical trials for milnacipran;

•	development of our personalized medicine services and other product candidates;

•	our ability to integrate the Proprius business and its employees;

•	developments in our relationship with Forest Laboratories, including the termination of our agreement;

•	developments in our relationship with Pierre Fabre, including the termination of our agreement;

•	our entering into, or failing to enter into, an agreement for the acquisition of any products, product candidates or companies, or an agreement with any corporate collaborator;

•	our available cash;

•	announcements of technological innovations or new products by us or our competitors;

•	developments in our patent or other proprietary rights;

•	fluctuations in our operating results;

•	litigation initiated by or against us;

•	developments in domestic and international governmental policy or regulation; and

•	economic and other external factors or other disaster or crisis.
* The concentration of ownership among our existing officers, directors and principal stockholders may result in the entrenchment of management, prevent other stockholders from influencing significant corporate decisions and depress our stock price.
     As of September 30, 2008, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 51% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.
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
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404 related to internal controls, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will increase our costs and will continue to require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.
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
     In connection with our acquisition of Proprius, we acquired an issued patent (U.S. patent 6,921,667, which terminates in 2023) and several patents in prosecution with respect to the Avise PG test and a number of patents in prosecution on the Avise MCV. Although we have one issued patent covering the Avise PG test we may not be able to secure any additional patent protection and the existing patent may not ensure exclusivity through the patent term. In addition, as part of our acquisition of Proprius we have acquired a family of pending U.S. and international patent applications directed to PRO-515 (the oral disease modifying antirheumatic drug, or DMARD, therapy for the treatment of RA). We have also acquired a patent family directed to PRO-406 (the topical NSAID therapy for the symptomatic treatment of osteoarthritis) including one issued patent (U.S. patent No. 7,138,394, which expires in 2023) and several pending U.S. and foreign patent applications. It is uncertain whether we will be able to obtain any claim with reasonable coverage for PRO-406 or PRO-515.
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
     Others may file patent applications or obtain patents on similar technology or compounds that compete with milnacipran for the treatment of FM, for any of our personalized medicine services or any of the products that may be developed under our POC trials. We cannot predict the breadth of claims that will be allowed and issued in patent applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. We may infringe on intellectual property rights of others without being aware of the infringement. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.
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
     Not applicable
Item 3 — Defaults Upon Senior Securities
     Not applicable
Item 4 — Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5 — Other Information
     Not applicable
Item 6 — Exhibits

3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.3	Third Amended and Restated By-Laws. (2)

4.1	Form of Stock Certificate. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a — 14(b) or Rule 15d — 14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix C of our Definitive Proxy Statement filed with the SEC on August 11, 2003

(2)	Incorporated by reference to Form 8-K filed with the SEC on July 27, 2007

(3)	Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Cypress Bioscience, Inc.
Date: November 10, 2008	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of
the Board (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer, Chief Operating
Officer and Executive Vice President (Principal Financial Officer)