Form 10-K
period 2008-12-31
CYPRESS BIOSCIENCE INC
filed 2009-03-16
CIK 716054

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 was approximately $241.5 million*
     The number of shares outstanding of the Registrant’s common stock as of March 2, 2009 was 37,983,754.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2008.
*	Calculated based on 33,587,453 shares of common stock held as of June 30, 2008 by non-affiliates and a per share market price of $7.19. Excludes 4,295,621 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 30, 2008, who are deemed to be affiliates only for purposes of this calculation. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

CYPRESS BIOSCIENCE, INC.
FORM 10-K
INDEX
We own or have rights to various copyrights, trademarks and service marks used in our business, including the following: Cypress Bioscience, Inc., Avise PGSM and Avise MCVSM. SavellaTM is a trademark of Forest Laboratories, Inc. This report also includes other trademarks, service marks, and trade names of other companies.

i

PART I
     Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” “should,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-K. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to commercialize Savella, our ability to create a successful commercial organization, our ability to market our personalized medicine services, our ability to acquire and develop any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-K and in our other SEC filings.
Item 1. Business
Company Overview
     Cypress Bioscience, Inc. provides therapeutics and personalized medicine services, facilitating improved and individualized patient care. Cypress’ goal is to address the evolving needs of specialist physicians and their patients by identifying unmet medical needs in the areas of pain, rheumatology, and physical medicine and rehabilitation, including challenging disorders such as fibromyalgia and rheumatoid arthritis. We believe this approach to improving patient care creates a unique partnership with physicians, and expect that offering personalized medicine services and therapeutic products through the same sales organization will provide Cypress a differentiated commercial strategy and sustainable competitive advantage.
     In January 2009, we received approval from the U.S. Food and Drug Administration (FDA) to market Savella (milnacipran HCl) for the management of fibromyalgia (FM). Savella is a dual-reuptake inhibitor that preferentially blocks the reuptake of norepinephrine with higher potency than serotonin (in vitro). These two neurotransmitters are thought to play a central role in the symptoms for FM. We exercised the right granted by our partner, Forest Laboratories, Inc., or Forest Laboratories, to co-promote Savella for FM, and will detail it to rheumatologists, pain centers, and physical medicine and rehabilitation specialists in the U.S. At the end of October 2008, with our initial 11 person sales force, we launched our first two novel personalized medicine services, Avise PG and Avise MCV, which are detailed to rheumatologists. By early 2009, we expanded the sales force to 115 field based personnel in anticipation of the launch of Savella.
     Personalized medicine services are tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. Avise PG is a test that supports dose optimization and therapeutic decision making for patients taking methotrexate (MTX), a widely used first-line therapy for rheumatoid arthritis (RA). Avise MCV is a test that aids in the diagnosis and prognosis of RA. We believe that offering integrated personalized medicine services and pharmaceutical products through the same sales organization will facilitate physician access and improve the quality of the sales call, as well as help establish Cypress as a leader targeting these specific specialists. We intend to begin this process when we initiate promotion of Savella to the same rheumatologists that we currently call upon for our first two personalized medicine services. In March 2009, we and our partner, Forest Laboratories, announced that we expect to ship Savella to wholesalers and pharmacies by mid 2009. Once we begin detailing Savella to physicians, we will be reimbursed by Forest Laboratories for the Savella sales calls based on Forest Laboratories’ cost to conduct such sales calls.
     We also have a number of Proof of Concept (POC) stage opportunities in development, including two pharmaceutical candidates acquired in connection with our acquisition in March 2008 of Proprius, Inc., or Proprius, and intend to pursue these opportunities on an ongoing basis. We continue to evaluate various other potential strategic transactions, including the acquisition of products, product candidates, technologies and companies, and other alternatives.

     Milnacipran HCl has been approved for a non-pain condition in over 50 countries, with commercial experience outside the U.S. since 1997. We obtained an exclusive license in the U.S. and Canada to milnacipran from Pierre Fabre Medicament, or Pierre Fabre, in 2001.
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
     The efficacy of Savella for the management of fibromyalgia was established in two double-blind, placebo-controlled, multicenter studies in adult patients (18-74 years of age), 888 subjects in Study 1 and 1,196 subjects in Study 2. Enrolled patients met the American College of Rheumatology (ACR) criteria for fibromyalgia (a history of widespread pain for 3 months and pain present at 11 or more of the 18 specific tender point sites). Approximately 35% of patients had a history of depression. Study 1 was six months in duration and Study 2 was three months in duration. A larger proportion of patients treated with Savella than with placebo experienced a simultaneous reduction in pain from baseline of at least 30% (VAS) and also rated themselves as much improved or very much improved based on the patient global assessment (PGIC). In addition, a larger proportion of patients treated with Savella met the criteria for treatment response, as measured by the composite endpoint that concurrently evaluated improvement in pain (VAS), physical function (SF-36 PCS), and patient global assessment (PGIC), in fibromyalgia as compared to placebo.
     In December 2008, we announced positive top-line results from the third Phase III trial for Savella, a 1,025 patient, multicenter, double-blind, placebo controlled phase III study of Savella for the management of FM. These results, which confirm the findings from the two previous phase III trials, showed that Savella demonstrated a highly statistically significant difference compared to placebo in responder analyses based on a concurrent and clinically meaningful improvement in pain, patient global impression of change, and physical functioning.
     On January 14, 2009, Cypress and Forest announced that Savella was approved by the FDA for the management of fibromyalgia. In March 2009, we and our partner, Forest Laboratories, announced that we expect to ship Savella to wholesalers and pharmacies by mid 2009. Savella was originally expected to be available in March 2009. Forest and Cypress submitted a minor post-approval cosmetic formulation change for FDA approval. A response from the FDA is anticipated no later than May 2009..
     Additional information on our ongoing post approval clinical development program for Savella can be found at www.clinicaltrials.gov.
     In March 2008, we announced the closing of the acquisition of Proprius that included an upfront payment of approximately $37.5 million in cash, as well as an additional $37.5 million in potential milestone related payments associated with the development of Proprius’ early clinical-stage therapeutic candidates, which include a product to treat pain and a product to treat rheumatoid arthritis. In February 2009, we announced the closing of a transaction to acquire Cellatope Corporation’s technology platform that uses cell-bound complement activation products (CB-CAP) to diagnose and monitor debilitating autoimmune disorders, including systemic lupus erythematosus (SLE/Lupus). We acquired the CB-CAP technology in a transaction that included a $2 million cash payment to Cellatope for the diagnostic technology as well as an additional $3 million potential milestone payment associated with the commercial development of the Lupus monitoring application.
Savella (milnacipran HCl) for the Management of Fibromyalgia
Savella
     We will promote Savella for the management of FM with our partner, Forest Laboratories. Savella is a dual-reuptake inhibitor that preferentially blocks the reuptake of norepinephrine with higher potency than serotonin (in vitro), two neurotransmitters thought to play a central role in the symptoms of FM. Milnacipran is approved for the treatment of a non-pain condition in over 50 countries, with commercial experience outside the U.S. for 10 years. Milnacipran had not previously been approved in the United States for any indication, and we and Forest Laboratories are the first companies to develop and commercialize Savella (milnacipran HCl) in the United States for FM.

Ongoing Phase IV Trials
     We have ongoing Phase IV clinical studies of Savella that are routinely updated and posted on www.clinicaltrials.gov. Additionally, as previously disclosed, in October 2007, we began a 270 patient Phase III ambulatory blood pressure monitoring (ABPM) study. The study is designed to accurately assess any changes in blood pressure and pulse at 100 and 200 mg daily dose of Savella in patients with FM. This trial has been completed and the results are pending. We will disclose such results only in the event the outcomes from such study are materially different from our historical trial results.
Personalized Medicine Services
Avise MCV
Avise MCV is a personalized medicine service that we launched at the American College of Rheumatology annual meeting in October 2008. Avise MCV is a sensitive and specific test that improves upon traditional means of diagnosing Rheumatoid Arthritis (RA). Avise MCV measures antibodies to mutated citrullinated vimentin, a protein that is found in the inflamed synovium of patients with RA. Avise MCV is a useful adjunct to traditional clinical and laboratory methods for diagnosis of RA, offering a high level of diagnostic accuracy and correlation to RA disease progression. We acquired this personalized medicine service as part of our acquisition of Proprius.
Avise PG
     Avise PG is a personalized medicine service that we are offering to assist physicians in optimizing the dosage and efficacy of methotrexate (MTX) once therapy has been initiated in patients with RA by determining the level of MTX polyglutamates, the active metabolite of MTX. Avise PG, which we launched in October 2008 at the American College of Rheumatology annual meeting, allows physicians to more rapidly titrate MTX to an appropriate therapeutic dose, and to determine whether MTX will be effective for patients based on their MTX metabolism. There is potential clinical and economic benefit to optimizing MTX therapy before considering alternate or additive treatments, such as biologic therapies. Avise PG may be a useful tool for assessing patients with RA who are partial or non-responders after being treated with MTX for more than three months. Since dose is not well correlated with therapeutic response to MTX, and up to 40% of patients do not fully respond to MTX, measurement of MTX polyglutamates can help physicians to determine whether their patients should be switched to another disease-modifying anti-rheumatic drug (DMARD) or whether the MTX dose can be increased to achieve a therapeutic level. We acquired this personalized medicine service as part of our acquisition of Proprius.
Other Personalized Medicine Services
     Through our acquisition of Proprius we also acquired a number of additional development stage diagnostic, prognostic and predictive technologies designed to provide clinically meaningful, actionable information to enhance physicians’ care of patients with RA. In addition, in February 2009, we announced the closing of a transaction to acquire Cellatope Corporation’s technology platform. This technology platform uses cell-bound complement activation products (CB-CAP) to diagnose and monitor debilitating autoimmune disorders, including lupus. The earliest any services using the CB-CAP technology would be available commercially is mid to late 2010. Development of all other personalized medicine services is ongoing.

Licenses, Collaborations and Acquisitions
Milnacipran Agreements
Pierre Fabre Agreements
     In January 2004, we amended and restated our existing license agreement with Pierre Fabre. Our license agreement with Pierre Fabre provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. We paid Pierre Fabre an upfront payment of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003. We also issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock in connection with an amendment to the agreement with Pierre Fabre. In February 2008, we paid Pierre Fabre $1.0 million upon the acceptance by the FDA of the NDA for milnacipran. Additionally, we are obligated to pay Pierre Fabre 5% of any upfront and milestone payments received from Forest Laboratories as a sublicense fee. We have paid Pierre Fabre an aggregate of $3.6 million under our obligation to pay 5% of any upfront and milestone payments received from Forest Laboratories and after a total of $7.5 million has been paid, any additional sublicense fees are credited against any subsequent milestone and royalty payments owed by us to Pierre Fabre. If not used, these credits are carried forward to subsequent years. Additional payments of up to a total of $3.5 million (of which $3.0 million was paid in January 2009 upon NDA approval) will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. Forest Laboratories assumed our obligation to pay royalties to Pierre Fabre and the transfer price for the active ingredient supplied by Pierre Fabre. Pierre Fabre retains the right to sell products in indications developed by us outside the United States and Canada, and will pay us a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by us.
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
     In addition, in January 2004, we entered into a supply agreement with Pierre Fabre. Pierre Fabre has the exclusive right to manufacture the active ingredients used in the commercial product, and we will pay Pierre Fabre a transfer price and royalties based on net sales. Forest Laboratories has assumed both of these financial obligations. Our supply agreement with Pierre Fabre may be terminated for cause either by us or by Pierre Fabre upon 90 days’ prior written notice to the other party upon a material breach of the agreement if the breach is not cured within 90 days following the written notice. In addition, Pierre Fabre may elect to terminate the agreement if we effect a change in control under specified circumstances.
Forest Laboratories Agreement
     In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. We selected Forest Laboratories as our development and marketing collaborator based in part on its strong franchise in central nervous system drugs and in the primary care and psychiatric markets. Under our agreement with Forest Laboratories, we sublicensed our exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada, which was exercised in July 2007. In addition, Forest Laboratories has an option for a specified time period to acquire an exclusive license from us in the United States, and potentially Canada, to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees. However, we agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees was eliminated as of the fourth quarter in 2004 for the second Phase III trial only, and we paid for a majority of the external costs of the second Phase III trial only, which were approximately $9.7 million. Forest reimbursed us for one-third of the costs, or $3.2 million in February 2008 in connection with the NDA acceptance for Savella by the FDA and the remaining $6.5 million upon NDA approval. Forest Laboratories is funding the Phase IV clinical trials and is continuing to fund a specified number of our employees that are assisting with the conduct of these clinical trials. Forest

Laboratories is also responsible for sales and marketing activities related to any product developed under the agreement, subject to our option under the co-promotion provisions to deliver up to 25% of the total physician details using our own sales force, and we will be reimbursed by Forest Laboratories in an amount equal to Forest Laboratories’ cost of providing the equivalent detailing calls. In connection with exercising the option to co-promote Savella, we will detail to rheumatologists, pain centers, and physical and rehabilitation medicine specialists. As of February 1, 2009, we had 115 field based sales personnel.
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
     Under our agreement with Forest Laboratories, we received an upfront payment of $25.0 million in January 2004, of which $1.25 million was paid to Pierre Fabre as a sublicense fee. Additionally, we received the following payments from Forest: a $5.0 million milestone payment in June 2007 for the successful second Phase III trial for Savella, of which $250,000 was paid to Pierre Fabre as a sublicense fee; a $1.0 million license fee payment in July 2007 to extend the territory to Canada, of which $50,000 was paid to Pierre Fabre as a sublicense fee; a $5.0 million milestone payment in December 2007 upon the filing of the NDA for Savella, of which $250,000 was paid to Pierre Fabre as a sublicense fee; a $10.0 million milestone payment in February 2008 upon the acceptance by the FDA of the NDA for Savella, of which $500,000 was paid to Pierre Fabre as a sublicense fee; and a $25.0 million milestone payment in January 2009 for the NDA approval of Savella, of which $1.25 million was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to us under the agreement could total approximately $205.0 million, of which $71.0 million has been received to date, related to the development of Savella for the treatment of FM, a large portion of which will depend upon achieving certain sales of Savella. In addition we are eligible to receive potential royalty payments based on sales of licensed product under this agreement. We believe that milnacipran may be effective in the treatment of other indications. With our development and marketing partner Forest Laboratories, we may in the future investigate the use of milnacipran in the treatment of other disorders. Should we and Forest Laboratories choose to pursue additional indications beyond FM and obtain FDA approval for such indications, we could receive up to an additional $45.0 million in milestone payments. Since we are entitled to royalty payments based on sales of any licensed product under the agreement with Forest Laboratories, we would receive royalty payments for any additional indications. The decision regarding which, if any, additional indications are pursued, is one that we make together with Forest Laboratories, through the joint development committee. Such decisions relate to the research and development of milnacipran, so in the event the joint development committee is unable to resolve any dispute regarding potential indications, Forest Laboratories and we must jointly resolve such issue.
     Forest Laboratories assumed the royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in Savella. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement in the applicable country or (iii) the last commercial sale of a generic product in such country, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice in the event of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if the breach has not been cured within the required time period following the written notice. Forest Laboratories may also terminate our agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of an NDA or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.
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

Acquisition of Proprius
Merger Agreement
     In March 2008, we acquired Proprius in a transaction involving an upfront payment of approximately $37.5 million in cash and an additional $37.5 million in potential milestone-related payments associated with the development of Proprius’ therapeutic candidates. The milestone payments are payable, at the sole discretion of Cypress, in cash, or up to 50% in shares of Cypress common stock, or a combination of both. We will only issue shares of our common stock in full or partial payment of any milestone payment to accredited investors, within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended, and the aggregate number of such shares issued to all accredited investors will not exceed 19.9% of the issued and outstanding shares of Cypress common stock on the date of the merger agreement. If we do issue shares of our common stock in full or partial payment of any milestone payment, the shares will be valued using a trailing 10-trading day average closing price over a period ending shortly before the relevant milestone payment to the Proprius stockholders is due. We have also agreed to file a registration statement with the Securities and Exchange Commission registering those shares for resale prior to their issuance.
          Subject to the terms of the merger agreement, the milestone payments are payable as follows:
• $20.0 million upon the dosing of the first subject in any human phase III clinical trial involving PRO-406 (the topical non-steroidal anti-inflammatory drug [NSAID] therapy for the symptomatic treatment of osteoarthritis), that could be used, or in the case of a Phase II/III clinical trial that is used, as one of the pivotal trials required for filing a NDA. In the event that Cypress determines, in its sole discretion, to engage in a transaction (other than a change of control transaction) pursuant to which a substantial portion of the intellectual property rights owned by Cypress immediately after the effective time of the Proprius acquisition and necessary for the production, development and sale of PRO-406 are sold or licensed to or acquired by a third party prior to achievement of the $20.0 million milestone for PRO-406, in lieu of the $20.0 million milestone payment, the Proprius stockholders will receive 50% of the proceeds from such disposition after subtraction of Cypress’ development costs related to PRO-406, but the amount Proprius stockholders will receive cannot exceed $20.0 million; and
• $17.5 million upon the earlier of our Board of Directors formally approving the initiation of a Phase III clinical trial for PRO-515 (the oral DMARD therapy for the treatment of RA), or the dosing of the first subject in a Phase III clinical trial involving PRO-515 or certain other product candidates.
          The nearest-term commercial services we acquired are Avise MCV and the Avise PG. Both Avise MCV and Avise PG are licensed from third parties. Under the terms of these agreements, we may be obligated to pay up to approximately $4.2 million in the aggregate in sales milestones and a royalty based on net sales.
          At the closing of the merger, 10% of the aggregate merger consideration otherwise payable at closing was contributed to an escrow fund which will be available for 15 months to indemnify Cypress and related indemnitees for certain matters, including breaches of representations and warranties and covenants included in the merger agreement. We may only make claims against the escrow fund for breaches of representations and warranties which result in aggregate damages in excess of $250,000, after which we can recover the full amount of such damages, including the $250,000, up to the full amount of the escrow fund. Once the escrow fund has been exhausted or released, Cypress has the right to withhold and deduct amounts for certain indemnification claims related to Proprius’ capitalization, intellectual property and tax representations and warranties from milestone payments otherwise payable by Cypress. In addition, in connection with the merger all four employees of Proprius, including Michael Walsh, the former CEO of Proprius, have entered into retention agreements with Cypress dated February 23, 2008. Pursuant to the retention agreements, 25% of the aggregate consideration each employee would have otherwise been entitled to receive upon closing of the merger will be subject to vesting restrictions until the second anniversary of the date of the retention agreements.

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
Patents, Trademarks and Proprietary Technology
     We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We seek to protect our intellectual property rights by a variety of means, including patents, maintaining trade secrets and proprietary know-how, and technological innovation to develop and maintain our competitive position. We actively seek patent protection both in the United States and internationally and have filed 8 patent applications related to FM and milnacipran. It is possible that a patent will not issue from any of our patent applications and the breadth or scope of protection allowed under any issued patents may not provide adequate protection to protect any of our future products. We intend to enforce our patents, trademarks and brand names. We have also obtained a license from Pierre Fabre to certain patents and patent applications related to milnacipran. Under the license, which we have sublicensed to Forest Laboratories, we have rights to a method of synthesis patent for milnacipran in the United States and Canada. Both the United States patent (U.S. Patent 5,034,541) and the Canadian patent (No. 2,006,464) terminate in December 2009. The composition of matter patent for milnacipran expired in June 2002. Pursuant to the terms of the license agreement, Pierre Fabre is responsible for the prosecution and maintenance of the patents and patent applications licensed thereunder at its sole expense. In addition, Pierre Fabre has the first right to take actions with respect to the infringement or potential infringement of such patents and patent applications, except for any action in connection with an abbreviated NDA filed by a third party, and provided that we may take appropriate actions with respect to the infringement of such patents and patent applications in the United States and Canada if Pierre Fabre fails to do so within a specified period of time. Cypress or Forest Laboratories has the first right to take any action with respect to any proceeding in connection with an abbreviated NDA filed by a third party. Although we have filed use patents on milnacipran, three of which have issued (U.S. Patent 6,602,911, U.S. Patent 6,635,675, and U.S. Patent 6,992,110, all expiring in 2021), we may not be able to secure any additional patent protection and the existing patents may not ensure exclusivity through the patent term. As a new chemical entity in the United States, milnacipran also qualifies under the terms of the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act, or Hatch-Waxman Amendments, under which it would receive five years of marketing exclusivity upon marketing approval, during which time a generic milnacipran may not be approved. Even so, recent amendments to the Hatch-Waxman Amendments have been proposed and it, therefore, may not apply to us in the future.
     In connection with our acquisition of Proprius, we acquired rights to an issued patent (U.S. patent 6,921,667, which terminates in 2023) and several patents in prosecution with respect to Avise PG and Avise MCV and a number of patents in prosecution on the other development stage personalized medicine services. Although we have one issued patent covering Avise PG, we may not be able to secure any additional patent protection and the existing patent may not ensure exclusivity through the patent term. In addition, as part of our acquisition of Proprius we have acquired a family of pending U.S. and international patent applications directed to PRO-515 (the oral DMARD therapy for the treatment of RA). We have also acquired rights to a patent family directed to PRO-406 (the topical non-steroidal anti-inflammatory drug [NSAID] therapy for the symptomatic treatment of osteoarthritis) including one issued patent (U.S. patent No. 7,138,394, which expires in 2023) and several pending U.S. and foreign patent applications. It is uncertain whether we will be able to obtain any claim with reasonable coverage for PRO-406 or PRO-515.
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
Competition
     The pharmaceutical and personalized medicine services industries are highly competitive and require an ongoing, extensive search for technological innovation. They also require, among other things, the ability to effectively discover, develop, test, commercialize, market and promote products, including communicating the effectiveness, safety and value of products to actual and prospective customers, including medical professionals. Many of our competitors have greater resources than we have. This enables them, among other things, to spread their marketing and promotion costs over a broader revenue base. Other competitive factors in the pharmaceutical and personalized medicine services industries include quality and price, product technology, reputation, customer service and access to technical information.
     It is possible that developments by our competitors could make our products, personalized medicine services or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to provide products and services which are more effective than those of our competitors and to keep pace with rapid medical and scientific change. Sales of services and products may decline rapidly if a new service or product is introduced by a competitor, particularly if a new service or product represents a substantial improvement over any of our existing services or products. In addition, the high level of competition in our industry could force us to reduce the price at which we sell our services or products or require us to spend more to market our services or products.
     With respect to our FM commercial product, Savella (milnacipran HCl), in June 2007, the FDA approved Pfizer Inc.’s drug pregabalin (Lyrica®) for the management of FM. In addition, in June 2008, the FDA approved Eli Lilly and Company’s drug duloxetine (Cymbalta®) for the management of FM. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to Savella, which is a norepinephrine serotonin reuptake inhibitor. Tricyclic antidepressants, or TCAs, which are available as inexpensive generic formulations, are also used to treat FM and will likely be less expensive than Savella. The market potential for FM is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain or antidepressant therapies could decide to evaluate their current product candidates for the treatment of FM at any time. Due to the high prevalence and incidence of FM, we anticipate that most, if not all, of the major pharmaceutical companies will have significant research and product development programs in FM. We expect to encounter significant competition both in the United States and in foreign markets for each of the drugs that we seek to develop.
     With respect to our personalized medicine services, while no other laboratory currently provides the services we offer, we will compete with several large, national laboratories including Quest Diagnostics Incorporated, or Quest, and Laboratory Corporation of America Holdings and also compete with regional and esoteric laboratories, to the degree they have similar offerings. The larger competitors have substantially greater existing connections to the medical community, financial and human resources, as well as a much larger infrastructure than we do. Other companies may develop and commercialize personalized laboratory services that are more sensitive, specific, easy to use, or cost-effective than our personalized medicine services, and we may therefore be unable to compete with them in the marketplace.
     Our competition for pharmaceutical products will be partially determined by the potential indications that are ultimately cleared for marketing by regulatory authorities, the timing of any clearances and market introductions and whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which we can develop, complete the clinical trials for, receive regulatory clearance for and supply commercial quantities of Savella or other products to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other factors described above, on product efficacy, safety, reliability, availability and patent protection.

Manufacturing and Supply
     Pursuant to the terms of our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the active pharmaceutical ingredient for Savella in exchange for a transfer price. Forest Laboratories has assumed the obligation to pay the transfer price directly to Pierre Fabre. Currently, Pierre Fabre manufactures the active pharmaceutical ingredient for Savella in its facility located in Gaillac, France. This facility has been inspected by the FDA and is subject to continued inspections. Pierre Fabre has qualified an additional manufacturing facility. In addition, because Pierre Fabre is our sole supplier of the active pharmaceutical ingredient for Savella and is currently the only supplier of the active pharmaceutical ingredient for Savella in the world, we have the right, but not the obligation, to qualify us or Forest Laboratories as an additional manufacturing facility to manufacture the active pharmaceutical ingredient for Savella. We do not currently have this capability. In addition, we have the right to manufacture the active pharmaceutical ingredient for Savella if Pierre Fabre does not have the required buffer stock or in the event that we terminate our license agreement with Pierre Fabre under certain circumstances. Currently, Forest Laboratories is responsible for encapsulating and packaging Savella.
     We perform all our personalized medicine services in our laboratory located in San Diego, California. Despite precautions taken by us, any future natural or man-made disaster at this laboratory, such as a fire, earthquake or terrorist activity, could cause substantial delays in our operations, damage or destroy our equipment and biological samples or cause us to incur additional expenses. In the event of an extended shutdown of our laboratory, we may be unable to perform our personalized medicine services in a timely manner or at all and therefore would be unable to operate our business in a commercially competitive manner.
     In order to rely on a third party to perform our personalized medicine services, we could only use another facility with established state licensure and accreditation under The Clinical Laboratory Improvement Amendments of 1988, or CLIA. Additionally, any new laboratory opened by us would be subject to certification under CLIA and licensure by various states, which would take a significant amount of time and result in delays in our ability to begin or continue commercial operations.
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

     The results of the pharmaceutical development, preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA, which must be complete, accurate and in compliance with FDA regulations. The FDA may take up to 60 days after submission of an NDA to accept it for filing, indicating that the NDA is sufficiently complete to permit substantive review. Although the Prescription Drug User Fee Act (PDUFA) sets goals for FDA to complete its standard review of NDAs within 10 months, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA may convene an advisory committee of scientists, physicians and patients to advise it on the approvability of a particular application. The FDA may issue a complete response decision on an NDA filed by us or our collaborators if the applicable scientific and regulatory criteria are not satisfied, or it may require additional clinical data and/or additional pivotal trial or trials. Moreover, after approval, the FDA may require additional post-approval testing, surveillance and safety reporting to monitor the products as part of a risk management program. Thus, even if approval for a drug is granted, it can be limited or revoked if evidence subsequently emerges casting doubt on the safety or efficacy of a product, as has happened recently with respect to several high profile marketed drugs, or if the manufacturing facility, processes or controls do not comply with regulatory requirements. Finally, an approval may entail limitations on the uses, labeling, dosage forms, distribution and packaging of the product.
     Among the conditions for new drug approval is the requirement that the prospective manufacturer’s quality control, record keeping, notifications and reporting and manufacturing systems conform to the FDA’s cGMP regulations. To obtain approval, the drug manufacturing facility must be registered with the FDA and must pass a pre-approval inspection demonstrating compliance with cGMP requirements. Prior to FDA approval of the Savella NDA, Pierre Fabre’s facility was inspected by the FDA for compliance with cGMP requirements. Manufacturing establishments also are subject to periodic, ongoing compliance inspections. In complying with the standards contained in these regulations, manufacturers must continue to expend time, money, resources and effort in order to ensure compliance. Failure to comply with these requirements can result in legal or regulatory action, including warning letters, suspension of manufacture, product seizure or recalls, injunctive action or civil or criminal penalties.
     In addition, although we have received marketing approval from the FDA for Savella for the management of FM, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label information dissemination promotion, industry sponsored scientific and educational activities and promotional activities involving the Internet. Failure to comply with these requirements, either by us or our collaborator for Savella, Forest Laboratories, can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. In addition, the Office of the Inspector General of the Department of Health and Human Services, as well as state attorneys general, enforce healthcare fraud and abuse laws that impose harsh financial penalties for the provision of kickbacks to healthcare providers or the causation of submission of false claims for federal healthcare system payment relating to unapproved uses of drug products. We are subject to significant and burdensome regulation as we transition from a development stage company to a company with a commercialized product.
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
     The approval process for any of our future products is expensive, time consuming and uncertain, and any applicable regulatory agency may not grant marketing approval. We may not have sufficient resources to complete the required testing and regulatory review processes. Furthermore, we are unable to predict the extent of adverse governmental regulation, which might arise from future United States or foreign legislative or administrative action.

Personalized Medicine Services
     Our personalized medicine services are tests that have been validated analytically and clinically, and regulated under CLIA. CLIA, which is implemented and enforced by the Centers for Medicare & Medicaid Services, or CMS, extends federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. CLIA is intended to ensure the quality and reliability of non-research laboratory testing performed on the patient samples collected in the United States and its territories by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality and inspections. We believe we meet CLIA and state requirements for our commercially available personalized medicine laboratory service offerings, as well as those in development, and we do not anticipate that they will require FDA approval.
     While CMS has had primary responsibility for regulating laboratory-developed tests, the FDA has in the past also claimed regulatory authority over laboratory-developed tests, but had stated that it was exercising enforcement discretion in not regulating laboratory-developed tests performed by high complexity, CLIA-certified laboratories. In September 2006, the FDA published a draft guidance document that described certain laboratory-developed tests that the FDA intends to regulate as in vitro diagnostic test systems (i.e., as medical devices). The FDA calls this category of laboratory-developed tests “In Vitro Diagnostic Multivariate Index Assays,” or IVDMIAs. The FDA issued a revised draft guidance pertaining to IVDMIAs in July 2007. In the revised guidance, the FDA defines an IVDMIA as a device that combines the values of multiple variables using an interpretation function to yield a single, patient-specific result that is intended for use in the diagnosis of a disease or other condition, or in the cure, mitigation, treatment, or prevention of disease, and that provides a result that cannot be independently derived or verified by the end user and whose derivation is non-transparent. The IVDMIA draft guidance, if adopted as published, would extend FDA oversight over laboratories that offer laboratory-developed tests which meet this definition. We do not believe that Avise MCV and Avise PG will be subject to the recently proposed FDA regulatory guidance.
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
     In 1996, Congress passed the Health Insurance Portability and Accountability Act, or HIPAA. Among other things, HIPAA requires the U.S. Department of Heath and Human Services, or HHS, to issue regulations designed to improve the efficiency and effectiveness of the healthcare system by facilitating the transfer of health information along with protecting the confidentiality and security of health information. Specifically, Title II of HIPAA, the Administrative Simplification Act, contains four provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of data content, codes and formats used in healthcare transactions. With the commercialization of our personalized medicine services, we are subject to the HIPAA regulations and are undertaking and implementing procedures and training to comply with such HIPAA regulations. Penalties for non-compliance with HIPAA include both civil and criminal penalties. The privacy regulations protect medical records and other personal health information by limiting its use and release, giving patients the right to access their medical records (with certain limitations on CLIA laboratory test results) and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. In addition to the federal privacy regulations, there are a number of state laws regarding the confidentiality of health information that are applicable to clinical laboratories. The penalties for violation of state privacy laws vary widely. We have taken the necessary steps to comply with health information privacy and confidentiality statutes and regulations. Our failure to achieve or maintain compliance with changes in state or federal laws regarding privacy could result in civil or criminal penalties and could have a material adverse effect on our business. In addition, HHS has security regulations which establish standards for the security of electronic protected health information to be implemented by health plans, healthcare clearinghouses and certain healthcare providers. Our failure to achieve or maintain compliance with these regulations could result in civil or criminal penalties and could have a material adverse effect on our business.

     Billing and reimbursement for our personalized medicine services are subject to significant and complex federal and state regulation. Penalties for violations of laws relating to billing federal healthcare programs and for violations of federal fraud and abuse laws include:
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
Employees
     As of February 1, 2009, we employed 145 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.
Available Information
     Our website address is www.cypressbio.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.
Item 1A. Risk Factors
This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product and service sales, royalties, revenue, expenses, net income, and earnings per share.
Risks related to our business
We may not be successful in creating a successful commercial infrastructure.
          In a period of a few months, we hired 115 field based sales employees to create a commercial infrastructure in order to launch Savella along with our corporate partner, Forest Laboratories. We initially began with an 11 person sales force which launched the first two of our personalized medicine services in October 2008 and hired the remainder of our current sales field personnel only recently. Our proposed launch of Savella is a result of us exercising our co-promotion right which allows us to co-promote Savella under our agreement with Forest Laboratories and be paid by Forest for the Savella portion of the sales details. In March 2009, we and our partner, Forest Laboratories, announced that we expect to ship Savella to wholesalers and pharmacies by mid 2009. Savella was originally expected to be available in March 2009. Forest and Cypress submitted a minor post-approval cosmetic formulation change for FDA approval. A response from the FDA is anticipated no later than May, 2009. We experienced a delay with respect to the NDA approval of Savella and it is possible that we will not receive a response from the FDA by May 2009. If there is a FDA delay, Savella may not be shipped to wholesalers and pharmacies by mid 2009 and in the event it is not, it will delay our selling efforts. Any further delay in our selling efforts would have a financial impact on our business. Specifically, it would delay our ability to generate royalty revenues under our collaboration with Forest and prevent us from being reimbursed for the portion of our sales force calls that would have been devoted to the promotion of Savella, which will cause our sales force costs to be a larger portion of our expected expenses.

          The co-promotion right is subject to our maintaining our own sales capabilities, which includes our sales force. In the event we are unable to maintain our sales force, we would lose our co-promotion right with respect to Savella. In addition, although we now have the number of required sales personnel, the performance of our sales personnel as measured by actual sales may be disappointing. Many of our competitors have significantly greater experience than we do in selling, marketing and distributing products and services, and we may not be able to compete successfully with them with the sales force we have developed. Even though we intend to offer integrated personalized medicine services and therapeutic products through the same sales organization, this may not facilitate greater physician access or improve the quality of the sales call, and it may not help establish Cypress as a leader targeting these specific specialists. In addition, because even once we are selling Savella, only a small portion of our sales force will be offering both personalized medicine services and Savella, and because our initial personalized medicine services are targeted only to rheumatologists, the potential synergies will exist in only a small portion of our sales calls at this time.
          In the event that our agreement with Forest Laboratories is terminated, or with respect to any other product we may develop which is not covered by our collaboration with Forest Laboratories or is not sold to the specialists that we are currently calling upon, we may have to obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force, or build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms or to establish sales, marketing and distribution capabilities of our own. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful.
We may encounter challenges is our personalized medicine services business.
          We launched the first of our two personalized medicine services in October 2008. These services were acquired in March 2008, when we acquired Proprius, a formerly private San Diego-based personalized medicine services and specialty pharmaceutical company. We have limited experience in the personalized medicine services space. The launch of our personalized medicine services has exposed us to potential operational and financial risks, including:
•	higher development or commercialization costs than we anticipate for the personalized medicine services;

•	challenges with running a service business;

•	higher than expected licensing and integration costs;

•	exposure to liabilities of licensed and acquired intellectual property, compounds, products and services;

•	disruption of our business and diversion of our management’s time and attention as part of integrating Proprius’ business with our operations; and

•	potential significant impairement charges related to goodwill.
We will devote significant resources to our new business and we may fail to realize the anticipated benefit of this strategic transaction with Proprius.

If third-party payers, including managed care organizations and Medicare, do not provide reimbursement for Avise PG or Avise MCV, their commercial success could be compromised.
          Avise PG has a current list price of $295 and Avise MCV has a current list price of $129. Although we began marketing our personalized medicine services in October 2008, the cycle time for payment is long, and we have only received payment for a few of the tests that have been performed. Further, physicians and patients may decide not to order our tests unless third-party payers, such as managed care organizations as well as government payers such as Medicare and Medicaid, establish coverage policies for the tests or pay a substantial portion of the test price. Reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that tests using our technologies are:
•	not experimental or investigational,

•	medically necessary,

•	appropriate for the specific patient and diagnosis,

•	cost-effective,

•	supported by peer-reviewed publications, and

•	included in clinical practice guidelines.
          There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including our Avise PG and Avise MCV tests. Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payers and health care providers as grounds to deny coverage for a test or procedure.
          Since each payer makes its own decision as to whether to establish a policy to reimburse our test, seeking these approvals is a time-consuming and costly process. We do not yet have any third-party payers reimbursement agreements.
          Insurers, including managed care organizations as well as government payers such as Medicare, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement for Medicare services may be implemented from time to time. Reductions in the reimbursement rates of other third-party payers have occurred and may occur in the future. These measures have resulted in reduced prices and decreased test utilization for the clinical laboratory industry. If we are unable to obtain reimbursement approval from private payers and Medicare and Medicaid programs for our Avise PG and Avise MCV tests, or if the amount reimbursed is inadequate, our ability to generate revenues from these tests could be limited. Even if we are being reimbursed, insurers may withdraw their coverage policies or cancel their contracts with us at any time or stop paying for our test, which would reduce our revenue.
We have recently substantially increased the size of our organization and will continue to need to increase the size of our organization, and we may experience difficulties in managing growth.
          In a period of a few months, we hired 115 field based sales employees to create a commercial infrastructure in order to launch Savella along with our corporate partner, Forest Laboratories, which contributed to an increase in our full-time employees from 37 as of September 30, 2008 to 145 as of February 1, 2009. We will need to continue to expand our managerial, operational and other resources in order to manage and fund our existing business, including the development activities relating to our personalized medicine services, and in order to perform under our co-promotion arrangement for Savella we will need to manage activities relating to the commercialization of Savella. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and future growth. Our need to effectively manage our operations, growth and various projects requires that we:
•	manage our internal development and commercialization efforts for our personalized medicine services and Savella effectively while carrying out our contractual obligations to collaborators and other third parties and complying with all applicable laws, rules and regulations;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.
We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals.

We are dependent on our collaboration with Forest Laboratories to commercialize Savella and to obtain regulatory approval.
          Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of Savella, for all indications in the United States. Forest exercised its option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States and Canada to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Forest Laboratories is responsible for funding the further development of Savella, including further clinical trials and further regulatory approval. With the FDA approval of Savella, Forest Laboratories has primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the further development and marketing of Savella. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to achieve market acceptance of Savella for the management of FM.
          We are subject to a number of additional risks associated with our dependence on our collaboration with Forest Laboratories, including:
•	Forest Laboratories could fail to devote sufficient resources to the commercialization, marketing and distribution of Savella or any other products developed under our collaboration agreement, including by failing to develop or expand sales forces if such sales forces appear necessary for the most effective promotion of Savella or any other approved product;

•	We and Forest Laboratories could disagree as to post approval development plans, including the number and timing of clinical trials, or as to which additional indications for Savella should be pursued, if any, and therefore Savella may never be sold for any indications other than FM;

•	Forest could fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of Savella which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications.

•	Forest Laboratories could independently develop, develop with third parties or acquire products that could compete with Savella, including drugs approved for other indications used by physicians off-label for the treatment of FM;

•	Forest Laboratories could abandon or underfund the post approval development of Savella, repeat or conduct additional clinical trials or require a new formulation of milnacipran for further clinical testing, or delay the commencement of any post approval clinical trials for Savella for the management of FM; and

•	Disputes regarding the collaboration agreement that delay or terminate the post approval development or commercialization, may delay or prevent the achievement of clinical or regulatory objectives that would result in the payment of milestone payments or result in significant litigation or arbitration.
          Furthermore, Forest Laboratories may terminate our collaboration agreement upon our material breach or our bankruptcy and may also terminate our agreement upon 120 days’ notice in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of any future NDA or to result in labeling or indications that would significantly adversely affect the marketing of any product developed under the agreement. If any of these events occur, we may not be able to find another collaborator for further development or commercialization, and even if we elected to pursue further development and continued commercialization of Savella, we might not be able to do so successfully on a stand-alone basis and would experience substantially increased capital requirements that we might not be able to fund.

All of our personalized medicine services are performed at a single laboratory and, in the event this facility was to be affected by man-made or natural disasters, our operations could be severely impaired.
          We are performing all our personalized medicine testing services in our laboratory located in San Diego, California. Despite precautions taken by us, any future natural or man-made disaster at this laboratory, such as a fire, earthquake or terrorist activity, could cause substantial delays in our operations, damage or destroy our equipment and biological samples or cause us to incur additional expenses. In addition, we are leasing the facilities where our lab operates and anytime a lab is moved, it could also cause substantial delay in our operations, damage or destroy our equipment and biological samples or cause us to incur additional expenses. In the event of an extended shutdown of our laboratory, we may be unable to perform our personalized medicine testing services in a timely manner or at all and therefore would be unable to operate our business in a commercially competitive manner. We cannot assure you that we could recover quickly from a serious natural or man-made disaster or that we would not permanently lose customers as a result of any such business interruption. This could harm our operating results and financial condition.
          In order to rely on a third party to perform our personalized medicine testing services, we could only use another facility with established state licensure and accreditation under Clinical Laboratory Improvement Amendments (CLIA). We may not be able to find another CLIA-certified facility and comply with applicable procedures, or find any such laboratory that would be willing to perform the tests for us on commercially reasonable terms. Additionally, any new laboratory opened by us would be subject to certification under CLIA and licensure by various states, which would take a significant amount of time and result in delays in our ability to begin or continue commercial operations.
Failure to timely or accurately bill for our personalized medicine services could have a material adverse effect on our net revenues and bad debt expense.
          Billing for personalized medicine testing can be extremely complicated and we have very limited experience performing such billing. Depending on the billing arrangement and applicable law, we must bill various payers, such as insurance companies, Medicare, Medicaid, physicians, hospitals, employer groups and patients, all of which have different billing requirements. Additionally, compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further complexity to the billing process. Changes in laws and regulations could negatively impact our ability to bill our clients or increase our costs. The Centers for Medicare and Medicaid Services (CMS) also establishes procedures and continuously evaluates and implements changes to the reimbursement process for billing government programs.
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

We have a financial risk related to collections for our services.
          With respect to our personalized medicine services, we bill on a fee-for-service basis. Billing for personalized medicine services is a complex process and we bill many different payers such as insurance companies, governmental payer programs and patients, each of which has different billing requirements. We have very limited experience in the collection of accounts receivable and we face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third party payers, such as Medicare, Medicaid and other governmental payer programs, hospitals, private insurance plans and managed care organizations. As a result of the current economic climate, we may face increased risks in our collection efforts, which could adversely affect our business. In addition, large write-offs of doubtful accounts (particularly in response to a recent increase in personal bankruptcies), delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payers could adversely affect our business, results of operations and financial condition.
We rely upon an exclusive license from Pierre Fabre in order to develop and sell Savella, and our ability to pursue the further development and commercialization of Savella for the management of FM depends upon the continuation of our license from Pierre Fabre.
          Our license agreement with Pierre Fabre provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada, with a right to sublicense certain rights to Forest Laboratories under our collaboration with Forest Laboratories. Either we or Pierre Fabre may terminate the license agreement for cause upon 90 days’ prior written notice to the other party upon the bankruptcy or dissolution of the other party, or upon a breach of any material provision of the agreement if the breach is not cured within 90 days following the written notice. Furthermore, Pierre Fabre has the right to terminate the agreement upon 90 days’ prior notice to us if we and Forest terminate our development and marketing activities with respect to Savella, if we challenge certain patent rights of Pierre Fabre and under specified other circumstances. If our license agreement with Pierre Fabre were terminated, we would lose our rights to develop and commercialize products using the compound milnacipran as an active ingredient, as the compound is manufactured under Pierre Fabre patents and using Pierre Fabre know-how and trade secrets, and it would be unlikely that we could obtain the active ingredient in milnacipran from any other source.
We rely upon Pierre Fabre as our exclusive supplier of the active ingredient in Savella and if Pierre Fabre fails to supply us sufficient quantities of the active ingredient it may delay or prevent us from commercializing Savella.
          Pursuant to our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the active pharmaceutical ingredient in Savella. Neither we nor Forest Laboratories have facilities for the manufacture of the active pharmaceutical ingredient in Savella. Currently, Pierre Fabre manufactures milnacipran in its facility in Gaillac, France. Pierre Fabre is the only worldwide supplier of milnacipran, which is currently approved for sale for a non-pain indication outside the United States. Pierre Fabre’s facility has been initially inspected by the FDA for compliance with current good manufacturing practices, or cGMP, requirements and after this initial inspection, may be inspected from time to time. In addition, Pierre Fabre has qualified an additional manufacturing facility, and the second manufacturing site that has been identified by Pierre Fabre is also subject to inspection by the FDA for compliance with cGMP. In the event an inspection results in written deficiencies, it may result in a disruption or termination of the supply to Forest of milnacipran. We do not have control over Pierre Fabre’s or its sublicensee’s compliance with cGMP requirements. If Pierre Fabre fails to timely and economically supply us sufficient quantities for commercial sale of Savella, our product sales and market acceptance of Savella could be adversely affected.
          Furthermore, our purchase and supply agreement may be terminated for cause either by us or by Pierre Fabre upon 90 days’ prior written notice to the other party upon a material breach of the agreement if the breach is not cured within 90 days following the written notice. We have the right to manufacture milnacipran if Pierre Fabre does not have a required buffer stock or in the event that we terminate our license agreement with Pierre Fabre under certain circumstances. If our purchase and supply agreement with Pierre Fabre is terminated, we are unlikely to be able to qualify another supplier of the active ingredient within a reasonable time period, and our ability to further develop and commercialize Savella will be significantly impaired.

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
          Our collaboration agreement with Forest Laboratories provides that Forest Laboratories may elect to terminate our co-promotion rights for Savella or any other product developed under the collaboration agreement and we may lose our decision-making authority with respect to the development of Savella if we engage in a merger, consolidation or sale of all or substantially all of our assets, or if another person or entity acquires at least 50% of our voting capital stock. Our license agreement with Pierre Fabre provides that Pierre Fabre may elect to terminate the agreement upon a change in control transaction in which a third party acquirer of us controls an SNRI product, and the acquirer does not take certain actions (e.g., divestiture of such SNRI product) within a specified time period to cure the breach of certain restrictions in the agreement that results from such SNRI product. These provisions may have the effect of delaying or preventing a change in control or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring us.
We are at an early stage of commercialization and we may never generate any significant revenues.
          We are at an early stage of development as a biotechnology company and only recently launched our personalized medicine services in October 2008 and in the first half of this year, intend to launch Savella. Without a history of sales, we may not accurately predict future sales, and our sales may be much smaller than we have forecasted, especially in light of the state of the economy. In addition, given our increased costs associated with a laboratory and a sales force, and the fact that Forest only reimburses for the portion of the sales calls that are made for Savella, it is likely that our costs of running our business will exceed our sales on the personalized medicine services and the royalty we will receive for sales of Savella in the initial years following launch. Further, our current product and service candidates, as well as any future products and services that we may acquire or develop, will require significant additional development, appropriate regulatory approval, and additional investments before they can be commercialized, if ever. Our product development and product acquisition efforts may not lead to any further commercial services or drugs, either because the service and product candidates are not shown to be accurate and clinically useful in the case of personalized medicine service product candidates, or safe and effective in the case of drug product candidates, or because we have inadequate financial or other resources to pursue clinical development of the service and product candidate or because the FDA, CMS or state authorities do not grant or otherwise withdraw or revoke a regulatory approval.
          Rheumatologists do not currently use personalized medicine services to determine the level of methotrexate (MTX) polyglutamates among their patients on MTX. Therefore, Avise PG is not the current standard of care. In addition, there are other tests for the diagnosis of RA that compete with Avise MCV. We may be unable to drive awareness of, and to establish the clinical need for, these personalized medicine services, and therefore may be unable to successfully commercialize these products and services.
          It is possible that we are never able to realize material cash inflows in the sales of our personalized medicine services or that even if we do, that such material cash flows do not occur until after 2010. Further, if we are unable to realize significant revenues in the sale of any of our current personalized medicine tests or if Forest Laboratories and Cypress are unable to achieve significant sales of Savella, we will be unable to generate sufficient revenues (including revenues from royalties), may be unsuccessful in raising additional capital and may cease our operations. Even with the launch of our two initial personalized medicine services and Savella, because of the increased costs associated with running a commercial organization, we still may never achieve profitability.

Our failure to comply with the HIPAA security and privacy regulations and other state regulations may increase our operational costs.
          The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of personal health information, or PHI, by health plans and healthcare providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:
     • the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for services and healthcare operations activities;
     • a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;
     • the content of notices of privacy practices for PHI; and
     • administrative, technical and physical safeguards required of entities that use or receive PHI electronically.
          We have implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws. The federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.
Our business presents the risk of product liability claims.
          Once we begin selling Savella, we may be subject to legal actions asserting product liability claims relating to the use of Savella. In connection with exercising our co-promotion right, we agreed to indemnify Forest Laboratories with respect to the promotion of Savella. Although we currently maintain product liability coverage, litigation is inherently subject to uncertainties and we may be required to expend substantial amounts in the defense or resolution of some of these matters, some or all of which may not be covered by insurance.
The FDA approval of any future product candidate is uncertain and will involve the commitment of substantial time and resources.
          We may never receive regulatory approval from the FDA or any other regulatory body required for the commercial sale of any future products in the United States for any number of reasons.
          The regulatory approval of a new drug typically takes many years and the outcome is uncertain. Despite the time and resources expended, regulatory approval is never guaranteed. If we fail to obtain regulatory approval for any future therapeutic product candidates, we will be unable to market and sell any future therapeutic products and therefore may never generate any revenues from product sales for future therapeutic product candidates or become profitable. In addition, our collaborators, or our third-party manufacturers’ failure to comply with the FDA and other applicable United States or foreign regulations may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve new drug approval applications.

          As part of the regulatory approval process, we must conduct, at our own expense, preclinical research and clinical trials for each product candidate sufficient to demonstrate its safety and efficacy to the satisfaction of the FDA and other regulatory agencies in the United States and other countries where the product candidate will be marketed if approved. The number of preclinical studies and clinical trials that will be required varies depending on the product, the disease or condition that the product is in development for and the regulations applicable to any particular product. The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable regulations and standards, including the cGMP requirements. The FDA can delay, limit or decline to grant approval for many reasons, including:
•	a product candidate may not be safe or effective;

•	we may not achieve statistical significance for the primary endpoint;

•	FDA officials may interpret data from preclinical testing, clinical trials, and/or pharmacovigilance data in different ways than we interpret such data;

•	the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of any future collaborators or contract manufacturers;

•	the FDA may change its approval policies or adopt new regulations; and

•	the FDA may request additional data.
In light of our regulatory approval for Savella and if we ever receive regulatory approval for any other future product candidate, and secure and maintain regulatory approvals related to our personalized medicine services, we will be subject to ongoing FDA, CLIA and state regulatory obligations and continuing regulatory review by applicable regulatory authorities.
          Our regulatory approval for Savella and for any future product candidates will be limited to the indications, dosages and restrictions on the product label. The FDA has approved Savella for the management of fibromyalgia, and has imposed additional limitations on the indicated uses, has required post-marketing surveillance and the performance of potentially costly post-marketing studies. Even though we have received FDA approval for Savella, as we have seen with other products on the market, Savella or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. We and Forest Laboratories continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. Federal and state regulatory approvals we may receive related to planned or future personalized medicine services will mandate specific clinical laboratory approval standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality and inspections, and our failure to meet and maintain those approvals could adversely affect our ability to offer personalized medicine products and services. In addition, the FDA has in the past and may in the future claim regulatory authority over laboratory-developed tests, in which event our personalized medicine services may directly or indirectly become subject to FDA approval.
If advances in technology allow others to perform and/or provide personalized medicine services which are similar to or better than ours or to perform such services in a more efficient or cost-effective manner than is currently possible, our personalized medicine services may not meet with demand in the marketplace or the demand for these services may decrease.
          The diagnostic industry is characterized by rapidly advancing technology that may enable clinical laboratories, hospitals, physicians or other medical providers to perform and/or provide personalized medicine services similar to or better than ours in a more efficient or cost-effective manner than is currently possible. With respect to our personalized medicine services, other advances in technology may result in a decreased demand for our personalized medicine services, which would cause our financial condition and results of operations to be harmed. In addition, in order for our business to be successful, we may need to develop new personalized medicine tests or improve existing personalized medicine tests. There is no assurance, however, that we will be able to develop or improve these personalized medicine services in the future. Even if we successfully develop such services in a timely manner, these new tests may not be utilized by our customers. If we fail to develop new services or release new or improved tests on a timely basis, or if such tests do not obtain market acceptance, our financial condition and results of operations could also be harmed.

The FDA may decide to exercise enforcement discretion and require FDA approval or clearance of our personalized medicine services.
          Laboratory-developed tests, like Avise MCV and Avise PG, are regulated by CLIA, as administered by the Centers for Medicare & Medicaid Service, or CMS, as well as applicable stated laws. The FDA has in the past also claimed regulatory authority over laboratory-developed tests, but had stated that it was exercising enforcement discretion in not regulating laboratory-developed tests performed by high complexity, CLIA-certified laboratories. Our current personalized medicine services have not been cleared or approved by the FDA. Due to the evolving regulatory environment, there is always the risk that the FDA could decide to exercise its oversight with respect to any one of our tests and determine that FDA approval or clearance is required. This would require additional time and money and could require us to cease offering our services, which could have a material adverse effect on our business. If we fail to properly develop our personalized medicine services or if we fail to validate them accurately or inaccurately measure the performance specifications of the personalized medicine services we develop due to human error, deficiencies in our quality control process or otherwise, we may become subject to legal action as well as damage to our reputation with customers, which could have a material adverse effect upon our business.
          Further, in September 2006, the FDA published a draft guidance document that described certain laboratory-developed tests that the FDA intends to regulate as in vitro diagnostic test systems (i.e., as medical devices). The FDA calls this category of laboratory-developed tests “In Vitro Diagnostic Multivariate Index Assays,” or IVDMIAs. The FDA issued a revised draft guidance pertaining to IVDMIAs in July 2007. In the revised guidance, the FDA defines an IVDMIA as a device that combines the values of multiple variables using an interpretation function to yield a single, patient-specific result that is intended for use in the diagnosis of a disease or other condition, or in the cure, mitigation, treatment, or prevention of disease, and that provides a result that cannot be independently derived or verified by the end user and whose derivation is non-transparent. The IVDMIA draft guidance, if adopted as published, would extend FDA oversight over laboratories that offer laboratory-developed tests which meet this definition. It is possible that Avise MCV and Avise PG will be subject to the recently proposed FDA regulatory guidance and even if not covered by the IVDMIA draft, that new legislation will extend FDA oversight to our laboratory-developed tests.
We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for any of our other future product candidates.
          As of February 1, 2009, we had only 145 full-time employees. Although we have more employees than we have had historically, 115 of these employees are devoted to our sales organization, and therefore, as we have in the past, we expect to continue to rely on third parties to conduct all of our clinical trials. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize any of our future product candidates.

Even if our product candidates are approved, the market may not accept these products or service or our existing products and services.
          Avise PG, Avise MCV, Savella, or any future product candidates that we may develop and for which we obtain the required regulatory approvals may not gain market acceptance among physicians, patients, healthcare payers and the medical community. A number of factors may limit the market acceptance of our services and products including the following:
•	timing of market entry relative to competitive services and products;

•	extent of marketing efforts by us and with respect to Savella, the marketing efforts of Forest Laboratories;

•	rate of adoption by healthcare practitioners;

•	rate of a product’s acceptance by the target community;

•	availability of alternative therapies;

•	price of our services and products relative to alternative therapies;

•	availability of third-party reimbursement; and

•	the prevalence or severity of side effects or unfavorable publicity concerning our products or similar products.
          If Avise PG, Avise MCV, Savella, or any future product candidates that we may develop do not achieve market acceptance, we may lose our investment in that product candidate, which may cause our stock price to decline.
Our competitors may develop and market products and services that are less expensive, more effective or safer, which may diminish or eliminate the commercial success of any products or services we may commercialize.
          The pharmaceutical and personalized medicine services industries are highly competitive and require an ongoing, extensive search for technological innovation. They also require, among other things, the ability to effectively discover, develop, test, commercialize, market and promote products, including communicating the effectiveness, safety and value of products to actual and prospective customers, including medical professionals. Many of our competitors have greater resources than we have. This enables them, among other things, to spread their marketing and promotion costs over a broader revenue base. Other competitive factors in the pharmaceutical and personalized medicine services industries include quality and price, product technology, reputation, customer service and access to technical information.
          It is possible that future developments by our competitors could make our products, personalized medicine services or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to provide products and services which are more effective than those of our competitors and to keep pace with rapid medical and scientific change. Sales of our services and products may decline rapidly if a new service or product is introduced by a competitor, particularly if a new service or product represents a substantial improvement over any of our existing services or products. In addition, the high level of competition in our industry could force us to reduce the price at which we sell our services or products or require us to spend more to market our services or products.
          With respect to our pharmaceutical product for the management of FM, Savella (milnacipran HC1), in June 2007, the FDA approved Pfizer Inc.’s drug pregabalin (Lyrica®) for the management of FM and in June 2008 approved Eli Lilly and Company’s duloxetine (Cymbalta®) for the management of FM. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to Savella. Tricyclic antidepressants, or TCAs, which are available as inexpensive generic formulations, are also used to treat FM and are less expensive than Savella. Pfizer Inc.’s drug pregabalin (Lyrica®) and Eli Lilly and Company’s duloxetine (Cymbalta®) are competitive with Savella and these products, and any other future products will affect Savella’s sales and may cause sales to be lower than anticipated.

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
          With respect to our personalized medicine services, we compete with large, national laboratories including Quest Diagnostics Incorporated, or Quest, and Laboratory Corporation of America Holdings, and also compete with regional and esoteric laboratories. The larger competitors have substantially greater financial and human resources, existing access to the medical community, as well as a much larger infrastructure than we do. Other companies may develop personalized medicine services that are more sensitive, specific, easy to use, or cost-effective than our personalized medicine services, and we may therefore be unable to compete with them in the marketplace.
          Our competition for pharmaceutical products will be partially determined by the potential indications that are ultimately cleared for marketing by regulatory authorities, the timing of any clearances and market introductions and whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which we can develop, complete the clinical trials for, receive regulatory clearance for and supply commercial quantities of Savella or other products to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other factors described above, on product efficacy, safety, tolerability, cost, reliability, availability and patent protection.
We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to our products or services or product candidates, could hinder or prevent the commercial success of our products, services or product candidates.
          The continuing efforts of the government, insurance and managed care organizations and other health care payers to contain or reduce prescription drug costs may adversely affect:
•	our ability to set a price we believe is fair for our products and services;

•	our ability to generate revenues and achieve or maintain profitability;

•	the future revenues and profitability of our potential customers, suppliers and collaborators; and

•	the availability of capital.
          Successful commercialization of Savella in the United States will depend in part on the extent to which government, insurance and managed care organizations and other health care payers establish appropriate coverage for Savella and related treatments. Third-party payers are increasingly challenging the prices charged for prescription drugs. Third-party payers are also encouraging the use of generic drugs. These trends could influence health care coverage policies, as well as legislative proposals to reform health care or reduce government insurance programs and result in the exclusion of our products, services and product candidates from coverage and reimbursement programs or lower the prices of our products, services and product candidates. Our revenues from the sale of our products and services could be significantly reduced as a result of these cost containment measures and reforms.
          Market acceptance of our personalized medicine services and the majority of our anticipated sales from these services will likely depend, in large part, on the availability of adequate payment or reimbursement from insurance plans, including government plans such as Medicare, managed care organizations, private insurance plans and other third-party payers. Reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that a service is not experimental or investigational, and that it is medically necessary, appropriate for a specific patient or diagnosis, cost effective or supported by peer-reviewed publications. Because each third-party payer individually approves payment or reimbursement, obtaining these approvals can be a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of these services to each third-party payer separately with no assurance that approval will be obtained. This individualized process or any action by the government negatively affecting payment for or reimbursement of our services can delay the market acceptance of new services and may have a negative effect on our revenues and operating results.

          We believe third-party payers are increasingly limiting coverage for personalized medicine services, and in many instances are exerting pressure on service suppliers to reduce their prices. Consequently, third-party payment or reimbursement may not be consistently available or adequate to cover the cost of our services. Additionally, third-party payers who have previously approved a specific level of payment or reimbursement may reduce that level. Under prospective payment systems, in which healthcare providers may be paid or reimbursed a set amount based on the type of personalized medicine service procedure performed, such as those utilized by Medicare and in many private managed care systems, the cost of our personalized medicine services may not be justified and reimbursed. Any limitations on payment or reimbursement for our services could limit our ability to commercialize and sell new services or to continue to sell our existing services, or may cause the selling prices of our existing services to be reduced, which would adversely affect our revenues and operating results.
We rely on our employees and consultants for their scientific and technical expertise in connection with our business operations.
          We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of February 1, 2009, we had only 145 full-time employees and therefore, we rely heavily on each of our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the further development and commercialization of Savella, our personalized medicine services or any future product candidates. We expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.
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
          We have incurred substantial losses during our history. For the years ended December 31, 2008 and 2006, we incurred net losses of $18.2 million and $8.3 million, respectively. As of December 31, 2008, we had an accumulated deficit of $168.2 million. We do not expect to be profitable in the near future, and our ability to become profitable will depend upon our and Forest Laboratories’ ability to further develop, market and commercialize Savella, and our ability to develop, market and commercialize our personalized medicine services and any other products we may develop. We may not become profitable in the foreseeable future and may never achieve profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or discontinue the completion of any proposed acquisitions or adversely affect our ability to realize the expected benefits of any completed acquisitions.
          We will incur certain non-reimbursable expenses in connection with the sales of Savella, and will also incur costs in the development of additional personalized medicine services. We are also incurring expenses in connection with our Proof of Concept trials, the evaluation of potential acquisitions or other strategic transactions and will incur additional expenses in the event we close any such transactions or enter into any co-promotion, in-licensing or collaboration agreements in connection with any such transactions. We may also be required to pay up to $37.5 million in potential milestone-related payments associated with the development of certain therapeutic candidates acquired in our merger with Proprius and a $3.0 million in a milestone payment in connection with our acquisition of Cellatope. We do not have any committed external sources of funding and although we expect to have revenues, it is likely our revenues will be less than we expect to spend in the year 2009 and at some time we will likely need to raise additional capital through the sale of equity or debt. The amount of capital we will require will depend upon many factors, including but not limited to, the amount we spend on our sales force that is not reimbursed by Forest Laboratories, how much is ultimately required to develop the products and personalized medicine services that are in development and the evaluation and potential closing of any strategic transactions. If we are unable to raise capital when we need it, we may have to scale back or eliminate our sales force or some or all of our development of existing or future product candidates and personalized medicine services and discontinue the evaluation or completion of any proposed acquisitions or strategic transactions.
Raising additional funds by issuing securities, or through collaboration and licensing arrangements, may cause dilution to existing stockholders, restrict our operations, or require us to relinquish propriety rights.
          We may attempt to raise additional funds through public or private equity offerings, as we did in June 2007 with a public equity offering, or through debt financings. However, the credit crisis and the current economic conditions may prevent us from raising money through debt or equity financings. We may also issue equity or other securities in connection with corporate collaborations and licensing arrangements, or raise funds through arrangements like these. For example, under our reformulation and new product agreement with Collegium Pharmaceutical, Inc., or Collegium, Collegium may require that any milestone payments we are required to make to Collegium be paid with shares of our common stock. In addition, the potential milestone payments due to the stockholders of Proprius may be paid in up to 50% stock of Cypress, at our election. To the extent that we are able to raise additional capital by issuing equity securities, or otherwise issue equity securities in connection with corporate collaboration and licensing arrangements, our existing stockholders’ ownership percentage will be diluted. In addition, if we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish potential valuable rights to our potential products on terms that are not favorable to us.
The investment of our cash balance and short-term investments are subject to risks which may cause losses and affect the liquidity of these investments.
          As of December 31, 2008, we had $52.5 million in cash and cash equivalents and $93.0 million in short-term investments. We have historically invested these amounts in United States government securities, commercial paper, certificates of deposit and money market funds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. During the quarter ended December 31, 2008, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income.
          We have incurred substantial losses during our history and do not expect to become profitable in 2009 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. All unused federal net operating losses will expire 15 or 20 years after any year in which they were generated. The carryforward period is 15 years for losses incurred prior to 1996 and 20 years for losses incurred subsequent to 1997. Our federal net operating losses will begin to expire this year, in 2009, and our California tax loss carryforwards will begin to expire in 2012. Additionally, the future utilization of our net operating loss carryforwards to offset future taxable income is subject to annual limitations, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that have occurred in prior years, which could prevent us from fully utilizing our net operating loss carryforwards.

Our stock price has been very volatile and will likely continue to be volatile.
          The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2006 through December 31, 2008, the low and high sales prices for our common stock ranged from $4.90 to $18.20. For the year ended December 31, 2008, our low and high sales prices were $4.90 and $11.09, respectively. As of December 31, 2008, the last reported sale price of our common stock was $6.84. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We expect our stock price to be volatile in the near future. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:
•	the commercial sales of Savella;

•	development of our personalized medicine services and other product candidates;

•	developments in our relationship with Forest Laboratories, including the termination of our agreement;

•	developments in our relationship with Pierre Fabre, including the termination of our agreement;

•	our entering into, or failing to enter into, an agreement for the acquisition of any products, product candidates or companies, or an agreement with any corporate collaborator;

•	our available cash;

•	announcements of technological innovations or new products by us or our competitors;

•	developments in our patent or other proprietary rights;

•	fluctuations in our operating results;

•	litigation initiated by or against us;

•	developments in domestic and international governmental policy or regulation; and

•	economic and other external factors or other disaster or crisis.
The concentration of ownership among our existing officers, directors and principal stockholders may result in the entrenchment of management, prevent other stockholders from influencing significant corporate decisions and depress our stock price.
          As of December 31, 2008, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 45% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

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
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ view of us.
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

Risks related to our intellectual property
We rely primarily on method of use patents to protect our proprietary technology for the sales of Savella, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.
          Our ability to realized the full sales potential for Savella (milnacipran HCl), our only therapeutic product, may decrease or be eliminated if we are not able to protect our proprietary technology. The composition of matter patent for milnacipran (U.S. Patent 4,478,836) expired in June 2002. Accordingly, we rely on the patent for the method of synthesis of milnacipran (U.S. Patent 5,034,541), which expires on December 27, 2009 and was assigned to Pierre Fabre and licensed to us and on patents on the method of use of milnacipran to treat symptoms of FM (U.S. Patent 6,602,911, which we refer to as the ‘911 patent), the method of use of milnacipran to treat pain (U.S. Patent 6,992,110) and the method of use of milnacipran to treat symptoms of chronic fatigue syndrome (U.S. Patent 6,635,675) issued to us, to protect our proprietary technology with respect to the development of milnacipran. The method of use patent directly relevant to our current milnacipran product candidate is the ‘911 patent; the other two method of use patents may have future applicability. We have also filed additional patent applications related to milnacipran and to the use of milnacipran for FM (and other related pain syndromes and disorders), although no patents have issued on these patent applications. Because there is no patent protection for the composition of matter of milnacipran, other companies may be able to sell milnacipran in competition with us and Forest Laboratories for indications for which we do not have use patent protection unless we and Forest Laboratories are able to obtain additional protection through milnacipran-related patents or additional use patents that may issue from our pending patent applications or from regulatory exclusivity. It may be more difficult to establish infringement of methods of synthesis, formulation or use patents as compared to a patent on a compound. If we or Forest Laboratories are not able to obtain and enforce these patents, a competitor could use milnacipran for a treatment or use not covered by any of our patents.
          In connection with our acquisition of Proprius, we acquired right to an issued patent (U.S. patent 6,921,667, which terminates in 2023) and several patents in prosecution with respect to the Avise PG test and a number of patents in prosecution on the Avise MCV. Although we have the right to one issued patent covering the Avise PG test we may not be able to secure any additional patent protection and the existing patent may not ensure exclusivity through the patent term. In addition, as part of our acquisition of Proprius we have acquired a family of pending U.S. and international patent applications directed to PRO-515 (the oral disease modifying antirheumatic drug, or DMARD, therapy for the treatment of RA). We have also acquired rights to a patent family directed to PRO-406 (the topical NSAID therapy for the symptomatic treatment of osteoarthritis) including one issued patent (U.S. patent No. 7,138,394, which expires in 2023) and several pending U.S. and foreign patent applications. It is uncertain whether we will be able to obtain any claim with reasonable coverage for PRO-406 or PRO-515.
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
          We also expect to rely on the United States Drug Price Competition and Patent Term Restoration Act, commonly known as the Hatch-Waxman Amendments, for protection of Savella and our other future products. The Hatch-Waxman Amendments provide data exclusivity for new molecular entities, such as that in Savella. Once a drug containing a new molecule is approved by the FDA, the FDA cannot accept an abbreviated NDA for a generic drug containing that molecule for five years, although the FDA may accept and approve a drug containing the molecule pursuant to an NDA supported by independent clinical data. Amendments have been proposed that would narrow the scope of Hatch-Waxman exclusivity and permit generic drugs to compete with our drug. After the Hatch-Waxman exclusivity period expires, assuming our patents are valid, we still expect to rely on our method of use patents to protect our proprietary technology with respect to the development of milnacipran. The patent positions of pharmaceutical companies are uncertain and may involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us is likely and could result in significant expense to us, including diversion of the resources of management.

          Others may file patent applications or obtain patents on similar technology or compounds that compete with Savella for the treatment of FM, for any of our personalized medicine services or any of the products that may be developed under our POC trials. We cannot predict the breadth of claims that will be allowed and issued in patent applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. We may infringe on intellectual property rights of others without being aware of the infringement. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.
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
          Our commercial success depends on obtaining and maintaining proprietary rights to our products and services and product candidates and technologies and their uses as well as successfully defending these rights against third party challenges. We will only be able to protect our products and services and product candidates, proprietary technologies and their uses from unauthorized use by third parties to the extent that valid and enforceable patents or effectively-protected trade secrets cover them.
     Our ability to obtain patent protection for our products and services and product and service candidates and technologies is uncertain due to a number of factors, including:
•	we may not have been the first to make the inventions covered by our pending patent applications or issued patents;

•	we may not have been the first to file patent applications for our products and services and product and service candidates or the technologies we rely upon;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

•	any or all of our pending patent applications may not result in issued patents;

•	we may not seek or obtain patent protection in all countries that will eventually provide a significant business opportunity;

•	any patents issued to us or our collaborators may not provide a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

•	some of our technologies may not be patentable;

•	others may design around our patent claims to produce competitive products which fall outside of the scope of our patents; or

•	others may identify prior art which could invalidate our patents.
          Even if we obtain patents covering our product and service candidates or technologies, we may still be barred from making, using and selling our product candidates or technologies because of the patent rights of others. Others may have filed and in the future are likely to file patent applications covering compounds, assays, genes, gene products or therapeutic or personalized medicine services that are similar or identical to ours. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of the fields in which we have developed and are developing products and services. These could materially affect our ability to develop our product and service candidates or sell our products and services. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products and services and product and service candidates or technologies may infringe. These patent applications may have priority over patent applications filed by us. Disputes may arise regarding the ownership or inventorship of our inventions. It is difficult to determine how such disputes will be resolved. Others may challenge the validity of our patents. If our patents are found to be invalid we will lose the ability to exclude others from making, using or selling the inventions claimed therein.

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
          There is significant litigation in the industry regarding patent and other intellectual property rights. We may be exposed to future litigation by third parties based on claims that our products and services and product and service candidates, technologies or activities infringe the intellectual property rights of others. If our drug development activities are found to infringe any such patents, we may have to pay significant damages. There are many patents relating to chemical compounds and the uses thereof. If our compounds are found to infringe any such patents, we may have to pay significant damages. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against our company or our collaborators could lead to:
•	payment of damages, potentially treble damages, if we are found to have willfully infringed such parties’ patent rights;

•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell products, services and product and service candidates; or

•	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all. As a result, we could be prevented from commercializing current or future products, services and product and service candidates.
The patent applications of pharmaceutical, biotechnology and personalized medicine companies involve highly complex legal and factual questions, which could negatively impact our patent position.
          The patent positions of pharmaceutical and biotechnology and personalized medicine services companies can be highly uncertain and involve complex legal and factual questions. The United States Patent and Trademark Office’s standards are uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. United States patents and patent applications may also be subject to interference proceedings and United States patents may be subject to reexamination proceedings in the United States Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.
          In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products and services without providing any compensation to us. The laws of some countries do not protect intellectual property rights to the same extent as United States laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our product, services or product and service candidates.
          If we fail to obtain and maintain patent protection and trade secret protection of our products, services and product and service candidates, proprietary technologies and their uses, we could lose our competitive advantage and competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We currently occupy a total of approximately 10,100 square feet of leased office space in San Diego, California under 3 leases. The San Diego facilities house our executive and administrative offices and laboratory space. The lease for our main corporate office occupying approximately 5,700 square feet expires in July 2012 and contains monthly rental payments ranging from $15,600 to $17,870 over the lease term. In July 2008, we leased an additional 1,900 square feet of office space for our executive and administrative offices. The lease for this additional space expires in December 2009 and contains monthly rental payments of $5,108. In May 2008, we leased approximately 2,500 square feet of laboratory space. This lease expires in December 2009 and contains monthly rental payments of $6,997.
Item 3. Legal Proceedings
     From time to time, in the normal course of business, we are involved in litigation arising out of our operations. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.
Executive Officers
     Our executive officers are as follows:

NAME	AGE	POSITION
Jay D. Kranzler, M.D., Ph.D.	51	Chief Executive Officer and Chairman of the Board of Directors
R. Michael Gendreau, M.D., Ph.D.	53	Vice President of Clinical Development and Chief Medical Officer
Sabrina Martucci Johnson	42	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Srinvas Rao	40	Chief Scientific Officer
Michael Walsh	49	Executive Vice President and Chief Commercial Officer
Denise Wheeler	39	General Counsel
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

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2008:
First Quarter	$11.09	$6.66
Second Quarter	8.85	6.17
Third Quarter	9.13	5.45
Fourth Quarter	7.41	4.90

Year Ended December 31, 2007:
First Quarter	$9.20	$6.91
Second Quarter	18.20	7.34
Third Quarter	15.60	11.45
Fourth Quarter	15.48	10.85
     As of March 2, 2009, there were approximately 429 holders of record of our common stock. On March 1, 2009, the last reported sale price of our common stock on the NASDAQ Global Stock Market was $8.12 per share. We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business.
Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities during fiscal 2008.

Stock Performance Graph and Cumulative Total Return
          The graph below shows the cumulative total stockholder return assuming the investment of $100 on the date specified (and the reinvestment of dividends thereafter) in each of (i) Cypress Bioscience, Inc.’s common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Pharmaceutical Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:

Revenues:
Revenues under collaborative agreement	$17,159,099	$13,940,603	$4,322,468	$8,384,636	$14,414,619

Operating expenses:
Cost of personalized medicine testing services	267,361	—	—	—	—
Research and development	9,671,076	7,710,684	9,184,404	15,839,737	15,650,328
Selling, general and administrative	17,602,820	10,027,358	8,379,031	5,448,160	11,762,813
In-process research and development	12,590,000	—	—	—	—
Compensation expense (benefit) — variable stock options	—	—	—	(1,749,135)	(699,033)

	40,131,257	17,738,042	17,563,435	19,538,762	26,714,108

Other income (expense):
Interest income	4,746,547	7,285,023	4,923,290	3,501,381	1,092,404
Interest expense	—	—	—	(2,382)	(5,826)
Gain (loss) on disposal of assets	—	—	—	4,186	(2,095)

	4,746,547	7,285,023	4,923,290	3,503,185	1,084,483

Net income (loss)	$(18,225,611)	$3,487,584	$(8,317,677)	$(7,650,941)	$(11,215,006)

Net income (loss) per share — basic	$(0.48)	$0.10	$(0.26)	$(0.25)	$(0.40)

Shares used in computing net income (loss) per share — basic	37,733,737	35,205,783	32,094,785	31,105,271	27,764,975

Net income (loss) per share — diluted	$(0.48)	$0.10	$(0.26)	$(0.25)	$(0.40)

Shares used in computing net income (loss) per share — diluted	37,733,737	36,616,091	32,094,785	31,105,271	27,764,975

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$145,494,605	$181,806,574	$102,778,328	$109,613,278	$112,023,998
Total assets	174,592,523	182,699,850	103,824,941	110,791,798	118,389,524
Total stockholders’ equity	159,915,208	168,014,978	87,097,297	89,975,440	94,173,809
Working capital	138,751,122	177,975,517	99,508,212	105,536,094	112,837,533

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
overview
     Cypress Bioscience, Inc. provides therapeutics and personalized medicine services, facilitating improved and individualized patient care. Cypress’ goal is to address the evolving needs of specialist physicians and their patients by identifying unmet medical needs in the areas of pain, rheumatology, and physical medicine and rehabilitation, including challenging disorders such as fibromyalgia and rheumatoid arthritis. We believe this approach to improving patient care creates a unique partnership with physicians, and expect that offering personalized medicine services and therapeutic products through the same sales organization will provide Cypress a differentiated commercial strategy and sustainable competitive advantage.
     In January 2009, we received approval from the U.S. Food and Drug Administration (FDA) to market Savella (milnacipran HCl) for the management of fibromyalgia (FM). Savella is a dual-reuptake inhibitor that preferentially blocks the reuptake of norepinephrine with higher potency than serotonin (in vitro). These two neurotransmitters are thought to play a central role in the symptoms for FM. We exercised the right granted by our partner, Forest Laboratories, Inc., or Forest Laboratories, to co-promote Savella for FM, and will detail it to rheumatologists, pain centers, and physical medicine and rehabilitation specialists in the U.S. At the end of October 2008, with our initial 11 person sales force, we launched our first two novel personalized medicine services, Avise PG and Avise MCV, which are detailed to rheumatologists. By early 2009, we expanded the sales force to 115 field based personnel in anticipation of the launch of Savella.
     Personalized medicine services are tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. Avise PG is a test that supports dose optimization and therapeutic decision making for patients taking methotrexate (MTX), a widely used first-line therapy for rheumatoid arthritis (RA). Avise MCV is a test that aids in the diagnosis and prognosis of RA. We believe that offering integrated personalized medicine services and pharmaceutical products through the same sales organization will facilitate physician access and improve the quality of the sales call, as well as help establish Cypress as a leader targeting these specific specialists. We intend to begin this process when we initiate promotion of Savella to the same rheumatologists that we currently call upon for our first two personalized medicine services. In March 2009, we and our partner, Forest Laboratories, announced that we expect to ship Savella to wholesalers and pharmacies by mid 2009. Once we begin detailing Savella to physicians, we will be reimbursed by Forest Laboratories for the Savella sales calls based on Forest Laboratories’ cost to conduct such sales calls.
     We also have a number of Proof of Concept (POC) stage opportunities in development, including two pharmaceutical candidates acquired in connection with our acquisition in March 2008 of Proprius, Inc., or Proprius, and intend to pursue these opportunities on an ongoing basis. We continue to evaluate various other potential strategic transactions, including the acquisition of products, product candidates, technologies and companies, and other alternatives.
     Milnacipran HCl has been approved for a non-pain condition in over 50 countries, with commercial experience outside the U.S. since 1997. We obtained an exclusive license in the U.S. and Canada to milnacipran from Pierre Fabre Medicament, or Pierre Fabre, in 2001.
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

     The efficacy of Savella for the management of fibromyalgia was established in two double-blind, placebo-controlled, multicenter studies in adult patients (18-74 years of age), 888 subjects in Study 1 and 1,196 subjects in Study 2. Enrolled patients met the American College of Rheumatology (ACR) criteria for fibromyalgia (a history of widespread pain for 3 months and pain present at 11 or more of the 18 specific tender point sites). Approximately 35% of patients had a history of depression. Study 1 was six months in duration and Study 2 was three months in duration. A larger proportion of patients treated with Savella than with placebo experienced a simultaneous reduction in pain from baseline of at least 30% (VAS) and also rated themselves as much improved or very much improved based on the patient global assessment (PGIC). In addition, a larger proportion of patients treated with Savella met the criteria for treatment response, as measured by the composite endpoint that concurrently evaluated improvement in pain (VAS), physical function (SF-36 PCS), and patient global assessment (PGIC), in fibromyalgia as compared to placebo.
     In December 2008, we announced positive top-line results from the third Phase III trial for Savella, a 1,025 patient, multicenter, double-blind, placebo controlled phase III study of Savella for the management of FM. These results, which confirm the findings from the two previous phase III trials, showed that Savella demonstrated a highly statistically significant difference compared to placebo in responder analyses based on a concurrent and clinically meaningful improvement in pain, patient global impression of change, and physical functioning.
     On January 14, 2009, Cypress and Forest announced that Savella was approved by the FDA for the management of fibromyalgia. In March 2009, we and our partner, Forest Laboratories, announced that we expect to ship Savella to wholesalers and pharmacies by mid 2009. Savella was originally expected to be available in March 2009. Forest and Cypress submitted a minor post-approval cosmetic formulation change for FDA approval. A response from the FDA is anticipated no later than May 2009..
     Additional information on our ongoing post approval clinical development program for Savella can be found at www.clinicaltrials.gov.
     In March 2008, we announced the closing of the acquisition of Proprius that included an upfront payment of approximately $37.5 million in cash, as well as an additional $37.5 million in potential milestone related payments associated with the development of Proprius’ early clinical-stage therapeutic candidates, which include a product to treat pain and a product to treat rheumatoid arthritis. In February 2009, we announced the closing of a transaction to acquire Cellatope Corporation’s technology platform that uses cell-bound complement activation products (CB-CAP) to diagnose and monitor debilitating autoimmune disorders, including systemic lupus erythematosus (SLE/Lupus). We acquired the CB-CAP technology in a transaction that included a $2 million cash payment to Cellatope for the diagnostic technology as well as an additional $3 million potential milestone payment associated with the commercial development of the Lupus monitoring application.
Results of Operations
Comparison of Years Ended December 31, 2008 and 2007
Revenues
     We recognized revenues under our collaborative agreement with Forest Laboratories of $17.2 million for the year ended December 31, 2008 compared to $13.9 million for the year ended December 31, 2007. The increase in revenues under our collaborative agreement is due to a $10.0 million milestone payment and $3.2 million reimbursement for one-third of the costs paid in connection with the second Phase III trial for Savella received from Forest Laboratories in February 2008 upon acceptance of our New Drug Application (NDA). This compares to $10.0 million in milestone payments received from Forest Laboratories during 2007. The revenues recorded during 2008 and 2007 consist solely of amounts earned or reimbursed to us pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of Savella. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements, funding received from Forest Laboratories for certain of our employees devoted to the development of Savella and the milestone payments and reimbursement payment described above. The amount of sponsored development reimbursements from Forest Laboratories and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella changes periodically and may be eliminated based on the level of development activity.

     Revenue for our personalized medicine services business will be recognized as cash payments for the services are received. While we began offering these services in October 2008, no cash payments were received and accordingly, no revenue was recognized.
Cost of Personalized Medicine Testing Services
     Cost of personalized medicine testing services primarily consists of the compensation and benefits (including bonuses and share-based compensation) of laboratory personnel, laboratory supplies, outside laboratory costs, shipping and distribution costs and facility-related expenses. Our costs of personalized medicine services of $0.3 million during 2008 are attributable to the launch of our personalized medicine services business during the fourth quarter of 2008.
Research and Development
     Research and development expenses for the year ended December 31, 2008 were $9.7 million compared to $7.7 million for the year ended December 31, 2007. The increase in research and development expenses is primarily attributable to a $1.0 million milestone payment and $0.5 million sublicense fee owed to Pierre Fabre upon NDA acceptance in connection with our collaboration agreement with Forest Laboratories, as well as costs incurred during 2008 in connection with our proof of concept studies for new compounds, development costs incurred during 2008 in connection with validation activities for our personalized medicine services and increased share-based compensation expense related to options granted in 2008. This increase in research and development costs during 2008 was partially offset by costs incurred during 2007 in connection with the second Phase III Savella trial, which was completed during the second quarter of 2007. During the year ended December 31, 2008, we incurred total costs of $1.1 million, excluding milestone payments and sublicense fees, in connection with our Phase III Savella programs compared to a total of $2.7 million during the year ended December 31, 2007.
     Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of Savella, including the funding of clinical trials and regulatory approvals. This funding received from Forest Laboratories for sponsored development reimbursements is included as a component of our revenue under collaborative agreement on the consolidated statement of operations. We agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, we paid for a majority of the external costs of the second Phase III trial only, which were $9.7 million. Forest repaid us $3.2 million in 2008 and repaid the remaining $6.5 million in January 2009 upon NDA approval.
Selling, General and Administrative
     Selling, general and administrative expenses for year ended December 31, 2008 were $17.6 million compared to $10.0 million for the year ended December 31, 2007. The increase in selling, general and administrative expenses is primarily due to hiring and recruitment costs in connection with the hiring of our sales force, including salary expense for the newly-hired sales team, marketing expenses incurred in connection with the launch of our personalized medicine services, higher legal fees due to increased patent filing activity and increased share-based compensation expense related to options granted during 2008.
In-Process Research and Development
     In-process research and development represents the fair value of acquired, to-be-completed research projects, including those related to personalized medicine services and therapeutic candidates, obtained in connection with the Proprius acquisition that had not reached technological feasibility at the acquisition date and are not expected to have an alternative future use. Accordingly, the $12.6 million of in-process research and development, consisting of $10.2 million related to personalized medicine services and $2.4 million related to therapeutic candidates, was charged to our consolidated statement of operations during the first quarter of 2008. The total estimated value of approximately $12.6 million of the research projects was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the future net cash flows from the project once commercially viable, and discounting the net cash flows to their present value using a discount rate of 30%. We expect material cash inflows (relative to the cost of personalized medicine testing services) to be generated by the personalized medicine services business starting in 2010.

     The personalized medicine services required certain validation work prior to the anticipated launch in late 2008. The validation work was completed and our laboratory was certified prior to the October 2008 launch. The personalized medicine services are being marketed to rheumatologists.
     The therapeutic products acquired from Proprius consisted of early clinical-stage candidates, which include a product to treat pain and a product to treat rheumatoid arthritis. We are planning to launch proof of concept studies for both products in early 2009. Substantial additional research and development will be required prior to any of our acquired therapeutic programs reaching technological feasibility. In addition, once proof of concept studies are completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Due to the early stage of development for these therapeutic products, we are unable to estimate with certainty the time and investment required to develop these products. These programs may never reach technological feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. The successful development of Proprius’ therapeutic products could result in up to an additional $37.5 million in potential milestone-related payments.
Interest Income
     Interest income for the year ended December 31, 2008 was $4.7 million compared to $7.3 million for the year ended December 31, 2007. The decrease in interest income for year ended December 31, 2008 compared to the corresponding period in 2007 is primarily due to a general decrease in interest rates and related yields experienced during 2008 compared to 2007.
Comparison of Years Ended December 31, 2007 and 2006
Revenues
     We recognized revenues under our collaborative agreement with Forest Laboratories of $13.9 million for the year ended December 31, 2007 compared to $4.3 million for the year ended December 31, 2006. The increase in revenues under our collaborative agreement is due to a $5.0 million milestone payment received from Forest Laboratories in June 2007 as a consequence of the results of our second Phase III trial for Savella and a $5.0 million milestone payment received from Forest Laboratories in December 2007 upon NDA filing. The increase in revenues under our collaborative agreement was partially offset by a decrease in sponsored development reimbursements during 2007 for costs incurred in connection with the extension trial to our first Savella Phase III trial, which was completed during the fourth quarter of 2006, and the third Savella Phase III trial, which was initiated during the first quarter of 2006. The revenues recorded during 2007 and 2006 consist solely of amounts earned pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of Savella. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements, funding received from Forest Laboratories for certain of our employees devoted to the development of Savella and milestone payments received from Forest Laboratories during the second and fourth quarters of 2007.
Research and Development
     Research and development expenses for the year ended December 31, 2007 were $7.7 million compared to $9.2 million for the year December 31, 2006. The decrease in research and development expenses is primarily attributable to the completion of our extension trial to our first Savella Phase III trial during the fourth quarter of 2006, a decrease in costs incurred during 2007 in connection with the second Savella Phase III trial, which was completed in the second quarter of 2007, the discontinuation of our sleep apnea program during the second quarter of 2006 and funding provided during the first quarter of 2006 as an unrestricted grant to a university. This decrease in research and development expenses was partially offset by costs incurred during 2007 in connection with the preparation of our Savella NDA, the initiation of proof of concept studies during 2007 for new compounds and increased wages expense associated with bonuses earned during 2007 and an increase in headcount. During the year ended December 31, 2007, we incurred total costs of $2.7 million in connection with our Phase III programs compared to a total of $4.9 million during the year ended December 31, 2006.

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
Liquidity and Capital Resources
     At December 31, 2008, we had cash, cash equivalents and short-term investments of $145.5 million compared to cash, cash equivalents and short-term investments of $181.8 million at December 31, 2007. Working capital at December 31, 2008 totaled $138.8 million compared to $178.0 million at December 31, 2007. We have invested a substantial portion of our available cash in high quality marketable debt instruments of governmental agencies, commercial paper and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments with a goal to preserve principal and maintain liquidity.
     Net cash provided by operating activities as disclosed in our Statement of Cash Flows was $0.2 million for the year ended December 31, 2008 compared to $2.8 million for the year ended December 31, 2007. The primary source of cash from operations during the year ended December 31, 2008 was the $10.0 million milestone payment and the $3.2 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $0.7 million for changes in operating assets and liabilities and non-cash charges of $19.2 million that includes $12.6 million of the write-off of in-process research and development related to the acquisition of Proprius. The primary source of cash from operations during the year ended December 31, 2007 was the $10.0 million in aggregate milestone payments received from Forest Laboratories and the $1.0 million license payment received from Forest Laboratories to extend the territory to include Canada, offset by cash used in operations including $1.9 million for changes in operating assets and liabilities and non-cash charges of $1.2 million.
     Net cash used in investing activities as disclosed in our Statement of Cash Flows was $19.8 million for the year ended December 31, 2008 compared to $37.4 million for the year ended December 31, 2007. The fluctuation in net cash from investing activities during the year ended December 31, 2008 compared to the corresponding prior year period was primarily a result of a net increase in proceeds from the sale of short-term securities during the year ended December 31, 2008 offset by $39.1 million in cash paid for the acquisition of Proprius, which amount includes transaction costs.
     Net cash provided by financing activities as disclosed in our Statement of Cash Flows was $2.0 million for the year ended December 31, 2008 compared to $72.0 million for the year ended December 31, 2007. The decrease in net cash provided by financing activities during 2008 compared to 2007 was primarily the result of proceeds of approximately $2.0 million from the exercise of stock options and warrants during 2008 compared to net proceeds of approximately $69.9 million from the completion of our secondary offering of common stock during June 2007 and proceeds of approximately $2.1 million from the exercise of stock options during 2007.

     The following table summarizes our long-term contractual obligations at December 31, 2008:

		Less than
		1 year	1 – 3 years	3 – 5 years	More than 5
	Total	(2009)	(2010 – 2012)	(2013 – 2015)	years (2016 +)
Operating leases	$818,113	$271,360	$546,753	$—	$—
Purchase obligations (1)	558,728	558,728	—	—	—

Total	$1,376,841	$830,088	$546,753	$—	$—

(1)	Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude accrued liabilities to the extent presented on the balance sheet as of December 31, 2008.
     Other commercial and contractual commitments include potential milestone payments of up to $3.5 million to Pierre Fabre (of which $3.0 million was paid in January 2009 upon NDA approval) and sublicense payments to Pierre Fabre based on 5% of any upfront and milestone payments received from Forest Laboratories, milestone payments up to $37.5 million associated with the development of Proprius’ therapeutic candidates, milestone payments of up to $116.0 million to AlphaRx in connection with the successful development and commercialization of a product associated with the in-license of a topical NSAID therapy, milestone payments of up to $4.3 million to Collegium Pharmaceutical, Inc. in connection with the reformulation and new product agreement entered into with Collegium, milestone payments up to approximately $42.0 million in connection with license agreements related to our POC programs and milestone payments up to $4.2 million in connection with license agreements related to certain personalized medicine services. In the event we move forward with development of a product or service under any of these arrangements, in most instances, we would also be obligated to make royalty payments.
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
     Our current expected primary cash needs on both a short term and long-term basis are for supporting a commercial infrastructure, the development of candidates under our POC trials, including the two pharmaceutical candidates obtained in connection with the Proprius acquisition, our personalized medicine services, and general research, working capital and other general corporate purposes and the identification, acquisition or license, and development of potential future products and services. Excluding the amounts payable under our merger agreement with Proprius and our agreements with Pierre Fabre, AlphaRx, Collegium, Cellatope and various licensors under our POC trials and personalized medicine services business, the costs of in-licensing or acquiring additional compounds or companies, funding clinical development for any product (other than our ongoing POC trials) that we may in-license or acquire and the milestone payment and reimbursement for clinical trial costs received from Forest Laboratories in January 2009, we estimate that based on our current business plan, net cash required to fund operating expenses will approximate $45 million to $50 million for the year 2009. If we include the milestone payment and reimbursement for clinical trial costs received from Forest Laboratories in January 2009, we will require cash of approximately $15 million to $20 million to fund our operations for 2009. These amounts assume that we ship Savella by mid 2009 and achieve royalty revenue and reimbursement for a portion of our sales force after the launch of Savella. In addition, one of our ongoing goals is to continue to identify and in-license new products and product candidates. In the event we acquire, license or develop any new products or product candidates, or begin any new POC, the amount to fund our operations for 2009 would increase, possibly materially. We expect that our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products, product candidates and services. Such losses may fluctuate, and the fluctuations may be substantial.

     Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at December 31, 2008 are sufficient to fund operations through at least 2010. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives. In order to acquire or develop additional products and product candidates, we will likely require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
•	the costs of establishing a commercial infrastructure;

•	the costs and timing of development and regulatory approvals for all our products and services;

•	the costs associated with operating a clinical laboratory;

•	the extent to which we acquire or invest in other products, product candidates and businesses;

•	the costs of in-licensing drug candidates;

•	the ability of Forest Laboratories and us to reach sales milestones and other events under our collaboration agreement; and

•	the costs of commercialization of any future products and services.
     Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Unless and until we can generate a sufficient amount of product and service revenue, if ever, we expect to finance future capital needs through public or private debt or equity offerings or collaboration and licensing arrangements, as well as interest income earned on cash balances. We do not currently have any commitments or specific plans for future external funding. We may not be able to raise additional capital and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we may be required to delay, scale back or eliminate our sales force or some or all of our development of existing or future product candidates and personalized medicine services and discontinue the evaluation or completion of any proposed acquisitions or strategic transactions.
     To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development expenses, share-based compensation and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are the critical accounting policies that affect the significant judgments and estimates used in the preparation of our financial statements (see also the notes to our financial statements).
Revenue Recognition
     In accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period such arrangements require on-going services or performance. Accordingly, the upfront payment of $25.0 million from Forest Laboratories is being recognized over a period of 8 years, which represents the estimated period of significant on-going services and performance under our agreement with Forest Laboratories. Additionally, the $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada is being recognized over the remainder of the 8 year amortization period related to original upfront payment. Amounts received for sponsored development activities, including funding received for certain of our employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. Amounts received for milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement. Any amounts received prior to satisfying revenue recognition criteria will be recorded as deferred revenue.
        In connection with our personalized medicine services, such services are performed based on a written test requisition form. We generally bill third-party payers for these services upon generation and delivery of a report to the ordering physician. As such, we take assignment of benefits and the risk of collection with the third-party payer. We currently do not have any contracts with third-party payers. We usually bill the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier as allowed by law. As relatively new tests, the personalized medicine services offered by us may not be covered under their reimbursement policies. Consequently, we pursue case-by-case reimbursement where policies are not in place or payment history has not been established. As a result, at the time of delivery of the report to the ordering physician, and in the absence of a reimbursement contract or sufficient payment history, collectibility cannot reasonably be assured and revenues are therefore only recognized at the time cash is collected.
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
Share-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. Share-based compensation expense recognized under SFAS 123R for the years ended December 31, 2008, 2007 and 2006 was $7.4 million, $4.9 million and $4.6 million, respectively.
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
     We estimate the expected term of options granted based on the output derived under the simplified method, as allowed under SAB 110. We estimate the volatility of our common stock at the date of grant using our historical price volatility based on our assessment that this approach is the most representative of future stock price trends. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

     SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Given the standard vesting provisions of our stock options and minimal historical turnover, we have not estimated forfeitures and instead adjust our share-based compensation expense as forfeitures occur. We believe that the impact on share-based compensation between estimating forfeitures and recording the impact as the forfeitures occur would not be material.
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
Goodwill
     On March 4, 2008, we acquired all of the outstanding stock of Proprius, a privately-held specialty pharmaceutical company. The acquisition of Proprius resulted in the recording of goodwill, which represented the excess of the purchase price over the fair value of the net assets acquired. We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The provisions of SFAS No. 142 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit with goodwill to the carrying value of its long-term assets. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded. Through December 31,2008, there was no impairment identified through this analysis.
New Accounting Pronouncements
     In November 2007, FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements. The objective of EITF Issue No. 07-1 is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and the third parties. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF Issue No. 07-1 shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF Issue No. 07-1 to have a material effect on our consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in connection with business combinations. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The impact of the adoption of SFAS No. 141(R) on our results of operations and cash flows will depend on the terms and timing of future acquisitions, if any.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS No. 160 improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of December 31, 2008, we did not hold any noncontrolling interests in subsidiaries, and will apply the provisions of SFAS No. 160 when we have such noncontrolling interests.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
     We have invested our excess cash in United States government securities, commercial paper, corporate debt securities, certificates of deposit and money market funds with strong credit ratings. As a result, our interest income is most sensitive to changes in the general level of United States interest rates. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve over a three month period would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Ernst & Young, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.
There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Cypress Bioscience, Inc.
     We have audited Cypress Bioscience, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cypress Bioscience, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Cypress Bioscience, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Cypress Bioscience, Inc. and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 12, 2009

Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information required by this item will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders under the heading “Election of Directors” (except that information pertaining to executive officers of the Registrant is contained in Part I of this report). Such information is incorporated herein by reference.
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
Item 11. Executive Compensation
     Information required by this item will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required by this item will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
     Information required by this item will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders under the headings “Certain Transactions” and “Independence of the Board of Directors” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     Information required by this item will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements
Our financial statements are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index on page F-1.
Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
(b) Exhibits

Exhibit
No.	Description	Incorporated by Reference to

2.1	Agreement and Plan of Merger dated February 23, 2008 by among the Registrant, Propel Acquisition Sub, Inc., Proprius, Inc. and Michael J. Walsh, as the Stockholders’ Representative(*)	Exhibit 2.1 to Form 8-K filed on March 5, 2008

3.1	Second Amended and Restated Certificate of Incorporation	Appendix C to Definitive Proxy Statement filed with the Securities and Exchange Commission on August 11, 2003

3.2	Third Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K filed on July 27, 2007

4.1	Form of Stock Certificate	Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

10.1	2000 Equity Incentive Plan(†)	Exhibit 10.25 to Form 10-K for the year ended December 31, 2000

10.2	Form of Stock Option Agreement for use with the 2000 Equity Incentive Plan(†)	Exhibit 10.26 to Form 10-K for the year ended December 31, 2000

10.3	Reformulation and New Product Agreement dated August 22, 2002 between the Registrant and Collegium Pharmaceuticals, Inc.(*)	Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002

10.4	Common Stock Issuance Agreement dated October 31, 2002 between the Registrant and Collegium Pharmaceuticals, Inc.(*)	Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002

10.5	Equity Investment Agreement dated June 6, 2003 between the Registrant and Pierre Fabre Medicament	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.6	Warrant to purchase Common Stock of the Registrant issued to Pierre Fabre Medicament on June 6, 2003	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003

10.7	Third Restated License Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.23 to the Form 10-K for the year ended December 31, 2003.

10.8	First Restated Trademark Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.24 to the Form 10-K for the year ended December 31, 2003.

10.9	Purchase and Supply Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.25 to the Form 10-K for the year ended December 31, 2003.

Exhibit
No.	Description	Incorporated by Reference to

10.10	License and Collaboration Agreement dated January 9, 2004 between the Registrant and Forest Laboratories(*)	Exhibit 10.26 to the Form 10-K for the year ended December 31, 2003.

10.11	Side Letter dated January 9, 2004 among the Registrant, Forest Laboratories and.. Pierre Fabre Medicament(*)	Exhibit 10.27 to the Form 10-K for the year ended December 31, 2003.

10.12	Letter Agreement dated January 9, 2004 among the Registrant, Forest Laboratories and Pierre Fabre Medicament(*)	Exhibit 10.28 to the Form 10-K for the year ended December 31, 2003.

10.13	Amendment to Forest Agreement(*)	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2005

10.14	First Amendment to Office Lease	Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 2006

10.15	2008 Bonus Plan(†)	Exhibit 10.1 to the Form 8-K filed on January 28, 2008

10.16	Employment Agreement dated February 23, 2008 between the Registrant and Michael J. Walsh	Exhibit 10.1 to the Form 8-K filed on February 25, 2008

10.17	Non-Competition Agreement dated February 23, 2008 among the Registrant, Proprius, Inc. and Michael J. Walsh	Exhibit 10.3 to the Form 8-K filed on February 25, 2008

10.18	Form of Retention Agreement among the Registrant, Proprius, Inc. and the “Key Employee” as defined therein	Exhibit 10.4 to the Form 8-K filed on February 25, 2008

10.19	Amended and Restated Employment Agreement dated December 31, 2008 between the Registrant and Dr. Jay Kranzler(†)

10.20	Amended and Restated Severance Benefits Plan adopted on December 31, 2008(†)

10.21	Amended and Restated Employment Agreement dated December 31, 2008 between the Registrant and Denise Wheeler(†)

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney	Reference is made to the signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

*	Confidential Treatment has been granted to certain portions of this agreement.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cypress Bioscience, Inc.
Date: March 16, 2009	By:	/s/ Jay D. Kranzler
Chief Executive Officer

Date: March 16, 2009	By:	/s/ Sabrina Martucci Johnson
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

Signature	Title	Date

/s/ Jay D. Kranzler Jay D. Kranzler, M.D., Ph.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2009

/s/ Sabrina Martucci Johnson Sabrina Martucci Johnson	Chief Financial Officer, Chief Operating Officer and Executive Vice President (Principal Financial and Accounting Officer)	March 16, 2009

/s/ Roger Hawley Roger Hawley	Director	March 16, 2009

/s/ Amir H. Kalali Amir H. Kalali	Director	March 16, 2009

/s/ Jon W. McGarity Jon W. McGarity	Director	March 16, 2009

/s/ Jean-Pierre Millon Jean-Pierre Millon	Director	March 16, 2009

/s/ Perry B. Molinoff Perry B. Molinoff	Director	March 16, 2009

/s/ Tina S. Nova Tina S. Nova	Director	March 16, 2009

/s/ Daniel H. Petree Daniel H. Petree	Director	March 16, 2009

CYPRESS BIOSCIENCE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cypress Bioscience, Inc.
We have audited the accompanying consolidated balance sheets of Cypress Bioscience, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cypress Bioscience, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cypress Bioscience, Inc.’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 12, 2009

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$52,490,414	$70,093,425
Short-term investments	93,004,191	111,713,149
Receivable from Forest Laboratories	165,880	142,750
Prepaid expenses and other current assets	1,048,668	651,144

Total current assets	146,709,153	182,600,468

Property and equipment, net	1,088,749	79,382
Goodwill	26,465,627	—
Other assets	328,994	20,000

Total assets	$174,592,523	$182,699,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,055,567	$443,734
Accrued compensation	1,055,056	307,164
Accrued liabilities	377,992	522,637
Payable to Forest Laboratories	1,118,000	—
Current portion of deferred revenue	3,351,416	3,351,416

Total current liabilities	7,958,031	4,624,951

Deferred rent	16,452	5,673
Deferred revenue, net of current portion	6,702,832	10,054,248

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares authorized; 37,906,994 and 37,423,584 shares issued and outstanding at December 31, 2008 and 2007, respectively	37,907	37,424
Additional paid-in capital	327,595,174	317,891,137
Accumulated other comprehensive income	481,154	59,833
Accumulated deficit	(168,199,027)	(149,973,416)

Total stockholders’ equity	159,915,208	168,014,978

	$174,592,523	$182,699,850

See accompanying notes to the consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
Revenues under collaborative agreement	$17,159,099	$13,940,603	$4,322,468

Operating expenses:
Cost of personalized medicine services	267,361	—	—
Research and development	9,671,076	7,710,684	9,184,404
Selling, general and administrative	17,602,820	10,027,358	8,379,031
In-process research and development	12,590,000	—	—

Total operating expenses	40,131,257	17,738,042	17,563,435

Loss from operations	(22,972,158)	(3,797,439)	(13,240,967)

Interest income	4,746,547	7,285,023	4,923,290

Net income (loss)	$(18,225,611)	$3,487,584	$(8,317,677)

Net income (loss) per share — basic	$(0.48)	$0.10	$(0.26)

Shares used in computing net income (loss) per share — basic	37,733,737	35,205,783	32,094,785

Net income (loss) per share — diluted	$(0.48)	$0.10	$(0.26)

Shares used in computing net income (loss) per share — diluted	37,733,737	36,616,091	32,094,785

See accompanying notes to the consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Par Value	Paid-in Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2005	31,920,632	$31,921	$235,202,784	$(115,942)	$(145,143,323)	$89,975,440
Issuance of stock upon options exercised	227,836	227	467,567	—	—	467,794
Share-based compensation for options issued to non-employees	—	—	143,756	—	—	143,756
Share-based compensation for options issued to employees	—	—	4,638,078	—	—	4,638,078
Issuance of stock to match 401(k) contributions	20,912	21	142,480	—	—	142,501
Comprehensive loss:
Net loss	—	—	—	—	(8,317,677)	(8,317,677)
Unrealized gain on short-term investments	—	—	—	47,405	—	47,405

Comprehensive loss	—	—	—	—	—	(8,270,272)

Balance at December 31, 2006	32,169,380	32,169	240,594,665	(68,537)	(153,461,000)	87,097,297

Issuance of stock in secondary offering, net of offering costs	4,700,000	4,700	69,871,454	—	—	69,876,154
Issuance of stock upon options exercised	535,736	536	2,126,480	—	—	2,127,016
Issuance of stock upon warrants exercised	3,729	4		—	—	4
Share-based compensation for options issued to non-employees	—	—	184,567	—	—	184,567
Share-based compensation for options issued to employees	—	—	4,935,160	—	—	4,935,160
Issuance of stock to match 401(k) contributions	14,739	15	178,811	—	—	178,826
Comprehensive income:
Net income	—	—	—	—	3,487,584	3,487,584
Unrealized gain on short-term investments	—	—	—	128,370	—	128,370

Comprehensive income	—	—	—	—	—	3,615,954

Balance at December 31, 2007	37,423,584	37,424	317,891,137	59,833	(149,973,416)	168,014,978

Issuance of stock upon options exercised	133,742	134	499,698	—	—	499,832
Issuance of stock upon warrants exercised	300,000	300	1,472,400	—	—	1,472,700
Share-based compensation for options issued to non-employees	—	—	20,245	—	—	20,245
Share-based compensation for options issued to employees	—	—	7,356,623	—	—	7,356,623
Issuance of stock to match 401(k) contributions	49,668	49	355,071	—	—	355,120
Comprehensive loss:
Net loss	—	—	—	—	(18,225,611)	(18,225,611)
Unrealized gain on short-term investments	—	—	—	421,321	—	421,321

Comprehensive loss	—	—	—	—	—	(17,804,290)

Balance at December 31, 2008	37,906,994	$37,907	$327,595,174	$481,154	$(168,199,027)	$159,915,208

See accompanying notes to the consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
Operating Activities
Net income (loss)	$(18,225,611)	$3,487,584	$(8,317,677)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	99,895	37,990	31,846
In-process research and development	12,590,000	—	—
Accretion of debt discount on short-term investments	(1,236,996)	(4,134,496)	(3,152,035)
Share-based compensation for options issued to non-employees	20,245	184,567	143,756
Share-based compensation for stock and options issued to employees	7,711,743	5,113,986	4,780,579
Changes in operating assets and liabilities, net of effects from purchase of Proprius:
Prepaid expenses and other assets	(697,518)	(40,683)	(37,669)
Receivable from Forest Laboratories	(23,130)	207,622	184,561
Accounts payable and other accrued liabilities	2,215,080	709,048	(568,960)
Payable to Forest Laboratories	1,118,000	(530,000)	(385,000)
Deferred rent	10,779	(2,484)	(9,754)
Deferred revenue	(3,351,416)	(2,219,336)	(3,125,000)

Net cash provided by (used in) operating activities	231,071	2,813,798	(10,455,353)

Investing Activities
Cash paid to acquire Proprius, net of cash acquired	(39,084,627)	—	—
Purchases of short-term investments	(124,117,596)	(162,574,366)	(129,149,627)
Proceeds from sale of short-term investments	144,484,871	125,210,000	150,525,000
Purchase of property and equipment	(1,089,262)	(51,592)	(46,831)

Net cash (used in) provided by investing activities	(19,806,614)	(37,415,958)	21,328,542

Financing Activities
Proceeds from exercise of stock options and warrants	1,972,532	2,127,020	467,794
Proceeds from secondary offering of common stock, net	—	69,876,154	—

Net cash provided by financing activities	1,972,532	72,003,174	467,794

Increase (decrease) in cash and cash equivalents	(17,603,011)	37,401,014	11,340,983
Cash and cash equivalents at beginning of the year	70,093,425	32,692,411	21,351,428

Cash and cash equivalents at end of the year	$52,490,414	$70,093,425	$32,692,411

See accompanying notes to the consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
The Company
     Cypress Bioscience, Inc. (the “Company”) provides therapeutics and personalized medicine services, facilitating improved and individualized patient care. The Company’s goal is to address the evolving needs of specialist physicians and their patients by identifying unmet medical needs in the areas of pain, rheumatology, and physical medicine and rehabilitation, including challenging disorders such as fibromyalgia and rheumatoid arthritis. The Company believes this approach to improving patient care creates a unique partnership with physicians, and expects that offering personalized medicine services and therapeutic products through the same sales organization will provide the Company a differentiated commercial strategy and sustainable competitive advantage.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Proprius Pharmaceuticals, Inc. (“Proprius”). All intercompany accounts and transactions have been eliminated.
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

Goodwill
     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually, or more frequently if an event occurs indicating the potential for impairment. To date, no impairment losses have been identified on goodwill.
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
     In connection with the Company’s personalized medicine services, such services are performed based on a written test requisition form. The Company generally bills third-party payers for these services upon generation and delivery of a report to the ordering physician. As such, the Company takes assignment of benefits and the risk of collection with the third-party payer. The Company currently does not have any contracts with third-party payers. The Company usually bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier as allowed by law. As relatively new tests, the personalized medicine services offered by the Company may not be covered under their reimbursement policies. Consequently, the Company pursues case-by-case reimbursement where policies are not in place or payment history has not been established. As a result, at the time of delivery of the report to the ordering physician, and in the absence of a reimbursement contract or sufficient payment history, collectibility cannot reasonably be assured and revenues are therefore only recognized at the time cash is collected. For the year ended December 31, 2008, the Company did not recognize any revenue from personalized medicine services.
Cost of Personalized Medicine Services
     Cost of personalized medicine testing services primarily consists of the compensation and benefits (including bonuses and share-based compensation) of laboratory personnel, laboratory supplies, outside laboratory costs, shipping and distribution costs and facility-related expenses. The Company’s costs of personalized medicine services of $0.3 million during 2008 are attributable to the launch of its personalized medicine services business during the fourth quarter of 2008.

Segment Reporting
     The Company currently operates in a single operating segment. The Company generates revenues from its collaboration agreement with Forest Laboratories. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company periodically evaluates the benefits of operating in distinct segments and will report accordingly when such distinction is made.
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
Research and Development
     Research and development expenses consist primarily of salaries and related personnel expenses for the Company’s research and development personnel, fees paid to external service providers to conduct clinical trials, patient enrollment costs, fees and milestone payments under the Company’s license and development agreements, validation activities for the Company’s personalized medicine services and costs for facilities, supplies, materials and equipment. All such costs are charged to research and development expenses as incurred. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. The Company accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments in any of three years ended December 31, 2008 for a change in estimate.
     Research and development expenses also include costs incurred in connection with the first Phase III clinical trial, the extension trial for Savella and the third Phase III clinical trial, for which such costs are reimbursed by Forest Laboratories pursuant to the collaboration agreement.
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
Net Income (Loss) Per Share
     Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method. For the year ended December 31, 2007, the dilutive common share equivalents for outstanding options and warrants included in diluted net income per share was 1,410,308. The Company has excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the years ended December 31, 2008 and 2006 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share for the years ended December 31, 2008 and 2006 was 687,817 and 878,816, respectively.
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
Impact of Recently Issued Accounting Standards
     In November 2007, FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements. The objective of EITF Issue No. 07-1 is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and the third parties. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF Issue No. 07-1 shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect the adoption of EITF Issue No. 07-1 to have a material effect on its consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in connection with business combinations. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The impact of the adoption of SFAS No. 141(R) on the Company’s results of operations and cash flows will depend on the terms and timing of future acquisitions, if any.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS No. 160 improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of December 31, 2008, the Company did not hold any noncontrolling interests in subsidiaries, and will apply the provisions of SFAS No. 160 when the Company acquires such noncontrolling interests.

Adoption of New Accounting Standards
     On January 1, 2008 the Company adopted the provisions of SFAS No. 157, Fair Value Measurement, related to its financial assets.  The Company measures certain assets at fair value as discussed in Note 3 to the financial statements.
     On January 1, 2008 the Company adopted the provision of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 includes short-term investments in the assets eligible for this treatment.  Currently, the Company records the gains or losses for the period in comprehensive income and in the equity section of the balance sheet.  At this time, the Company has not elected to account for any short-term investments using the provisions of SFAS No. 159.
     On January 1, 2008 the Company adopted the provisions of EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities.  The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability.  The adoption of EITF Issue No. 07-3 did not have an impact on the Company’s financial statements.
2. SHORT-TERM INVESTMENTS
     At December 31, 2008 and 2007, short-term investments consisted of the following:

	December 31, 2008
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$87,637,614	$468,401	$(11,312)	$88,094,703
Corporate debt securities	600,000	2,208	—	602,208
Commercial paper	1,985,423	8,763	—	1,994,186
Certificates of deposit	2,300,000	13,094	—	2,313,094

	$92,523,037	$492,466	$(11,312)	$93,004,191

	December 31, 2007
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$98,037,775	$112,030	$(10,489)	$98,139,316
Commercial paper	5,989,083	—	(4,949)	5,984,134
Certificates of deposit	7,600,000	936	(11,237)	7,589,699

	$111,626,858	$112,966	$(26,675)	$111,713,149

     The unrealized losses on investments were primarily caused by changes in interest rates. Based on an evaluation of the credit standing of each issuer, management believes it is probable that the Company will be able to collect all amounts due according to the contractual terms.
     Realized gains or losses on available-for-sale securities were immaterial during the years ended December 31, 2008, 2007 and 2006. Cash and cash equivalents at December 2007 include an unrealized loss of $26,458.
     Contractual maturities for short-term investments at December 31, 2008 were as follows:

Fair Value
Due within 1 year	$77,409,343
After 1 year but within 2 years	15,594,848

Total	$93,004,191

3. FAIR VALUE DISCLOSURES
     In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157.
     The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds and certificates of deposits as Level 1 assets.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies U. S. government and agency debt, corporate debt securities and commercial paper holdings as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At December 31, 2008, the Company did not hold any Level 3-classified financial assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements at December 31, 2008
		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets	Observable Inputs	Unobservable
Description	December 31, 2008	(Level 1)	(Level 2)	Inputs (Level 3)
Financial instruments owned:
Money market funds	$52,468,475	$52,468,475	$—	$—
Certificates of deposit	2,313,094	2,313,094	—	—
U.S. government and agency debt	88,094,703	—	88,094,703	—
Corporate debt securities	602,208	—	602,208	—
Commercial paper	1,994,186	—	1,994,186	—

Total financial instruments owned	$145,472,666	$54,781,569	$90,691,097	$—

4. ACQUISITION OF PROPRIUS
     On March 4, 2008, the Company acquired all of the outstanding stock of Proprius, a privately-held specialty pharmaceutical company.  The Company acquired Proprius to expand its strategy to include providing personalized medicine services to rheumatologists, as well as to expand its product pipeline with the addition of two early clinical-stage therapeutic candidates, which include a product to treat pain and a product to treat rheumatoid arthritis. Personalized medicine services are tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. The Company has exercised the right granted by its partner, Forest Laboratories, to co-promote its leading product candidate for fibromyalgia, Savella, and intends to detail it to rheumatologists, pain centers, and physical medicine and rehabilitation specialists in the U.S. using the same sales force that is detailing its personalized medicine services. The Company believes that offering integrated personalized medicine services and therapeutic services through the same sales organization may facilitate physician access and improve the quality of the sales call, as well as help establish the Company as a leader targeting these specific specialists. The Company expects to benefit from the acquisition by expanding its current product offerings and increasing its revenues. Additionally, given that as of the acquisition date Proprius had not successfully had any product reach the market, the Company’s valuation did not identify any technology exhibiting technological feasibility. Consequently, a significant portion of the goodwill is attributed to future yet-to-be developed products which are expected to extend from development efforts now underway once they achieve technological feasibility and reach the market. These factors among others contributed to a purchase price for the Proprius acquisition that resulted in the recognition of goodwill of $26.5 million. Proprius’ operations were assumed as of the date of the acquisition and are included in the Company’s results of operations beginning on March 5, 2008 and, as a result, are not reflected in its results of operations for the years ended December 31, 2007 and 2006.
     Pursuant to the terms of the agreement, entered into on February 23, 2008, the Company acquired all of Proprius’ outstanding capital stock for $37.6 million in cash (including the payment and assumption of net indebtedness), funded with existing cash resources, as well as up to an additional $37.5 million in potential milestone-related payments associated with the development of Proprius’ therapeutic candidates. Such payments, if any, would be paid in cash and up to 50% of such payments in shares of the Company’s common stock or a combination of both, as determined at the Company’s sole discretion. The purchase price includes $3.8 million which is held in an escrow account and will be available to satisfy any claims for indemnification we may have until the escrow is released, which will be 15 months following the closing of the acquisition. In addition, in connection with the acquisition of Proprius, the Company assumed certain agreements entered into by Proprius. The Company assumed Proprius’ license agreement with AlphaRx, Inc. for the in-license of a topical non-steroidal anti-inflammatory drug therapy and other successor topical non-steroidal anti-inflammatory drug therapies. Future consideration under the AlphaRx agreement includes up to $116.0 million potentially payable by the Company for the successful development and commercialization of a product and potential royalty payments. In addition, the Company assumed the licenses obtained from third parties for certain personalized medicine services. Under the terms of these agreements, as of December 31, 2008, the Company will be obligated to pay up to approximately $4.2 million in the aggregate in sales milestones and a royalty based on net sales, if any. The total purchase price, including transaction expenses of approximately $1.5 million, has been allocated to tangible and intangible assets acquired based on estimated fair market values, with the remainder classified as goodwill.
     The total purchase price of the acquisition was as follows:

Cash paid for Proprius business	$37,633,247
Estimated transaction costs	1,451,380

Total estimated purchase price	$39,084,627

     The transaction costs incurred by the Company primarily consist of fees for attorneys, financial advisors, accountants and other advisors directly related to the transaction.
     The total purchase price has been allocated as follows based on the assets and liabilities acquired as of March 4, 2008:

Fair value of net tangible assets acquired and liabilities assumed:
Other assets	$29,000

		29,000
In-process research and development		12,590,000
Goodwill		26,465,627

Total purchase price		$39,084,627

     The amount allocated to in-process technology represents the fair value of acquired, to-be-completed research projects, including $10.2 million related to personalized medicine services and $2.4 million related to therapeutic candidates. The total estimated value of approximately $12.6 million of the research projects was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the future net cash flows from the project once commercially viable, and discounting the net cash flows to their present value. As of the acquisition date, these projects were not expected to have reached technological feasibility and will have no alternative future use. The personalized medicine services required certain re-validation efforts, as well as The

Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certification of the new lab space, in order to establish technological feasibility. Accordingly, the testing and planning activities necessary to establish technological feasibility and ensure that the personalized medicine services met their required functions, features and technical performance requirements had not been reached as of the acquisition date. Therefore, the amount allocated to in-process technology was charged to the Company’s consolidated statement of operations during the first quarter of 2008.
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
     The accompanying consolidated statements of operations reflect the operating results of the Proprius business since March 4, 2008. Assuming the acquisition of Proprius had occurred on January 1, 2008 and 2007 and excluding any pro forma charge for in-process research and development costs and transaction costs, the pro forma unaudited results of operations would have been as follows:

	Year Ended
	December 31,
	2008	2007
Revenue	$17,159,099	$13,940,603
Net income (loss)	$(6,190,173)	$285,149
Net income (loss) per share:
Basic	$(0.16)	$0.01
Diluted	$(0.16)	$0.01
     The pro forma information is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred as of January 1, 2008 and 2007, or the results that may be achieved in the future.
5. STOCKHOLDERS’ EQUITY
Public Offering of Shares of Common Stock
     On June 5, 2007, the Company completed a public offering of 4,700,000 shares of common stock at $15.50 per share resulting in proceeds of approximately $69.9 million, net of underwriting and offering costs.
Warrants
     In June 2005, upon execution of a license agreement, the Company issued warrants to a licensor to purchase 62,656 shares of common stock as a license fee. These warrants, which have an exercise price of $15.96 per share, expire in June 2010. As of December 31, 2008, all of these warrants remain outstanding.
6. SHARE-BASED COMPENSATION
Share-Based Compensation Plans
     2000 EQUITY INCENTIVE PLAN
     In May 2000, the Company adopted the 2000 Equity Incentive Plan (the “2000 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company’s common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. The exercise price of all incentive stock options granted under the 2000 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options granted under the 2000 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date of grant. Options granted under the 2000 Plan have a term of up to ten years and generally vest over four years. In

February 2001, the shareholders of the Company approved a provision to amend the 2000 Plan, whereby the total number of shares reserved for issuance under the 2000 Plan and the 1996 Equity Incentive Plan, in the aggregate, will be increased quarterly such that the number equals 21.1% of the number of shares of the Company’s common stock issued and outstanding as of the end of that day. Additionally, in September 2003, the shareholders of the Company approved an amendment to the 2000 Plan to increase the number of shares of common stock available for issuance as incentive stock options from 875,000 shares to 5,600,000 shares. This amendment does not alter the total number of shares available for issuance under the 2000 Plan; it only increases the total number of shares that may be issued under the 2000 Plan as incentive stock options. As of December 31, 2008, 1,024,165 shares of the Company’s common stock are available for future grant under the 2000 Plan.
     1996 EQUITY INCENTIVE PLAN
     In January 1996, the Company adopted the 1996 Equity Incentive Plan (the “1996 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company’s common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. Options granted under the 1996 Plan have a term of up to ten years and vest as determined by the Board but in no event less than twenty percent per year. Although options that were previously granted under the 1996 Plan remain outstanding at December 31, 2008, the 1996 Plan expired in 2006 and accordingly, no shares are available for future grant under this plan.
Stock Options
     The exercise price of all options granted during the years ended December 31, 2008, 2007 and 2006 was equal to the market value on the date of grant. The estimated fair value as defined by SFAS 123R of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.5%	4.5%	4.7%
Expected volatility	73%	76%	82%
Expected option term (in years)	6.0	5.9	5.7
Dividend yield	0.0%	0.0%	0.0%
     The risk-free interest rate assumption is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with terms commensurate with the expected term of the Company’s employee stock options. The expected volatility is estimated at the date of grant using the historical volatility of the Company’s stock based on the assessment that this approach is most representative of future stock price trends. The expected term of the Company’s options is based on the output derived under the simplified method, as allowed under Staff Accounting Bulletin No. 110 (“SAB 110”). The simplified method was used as given the level of outstanding options and as a result of stock price volatility, the Company does not have sufficient historical exercise data to provide a more reasonable basis upon which to estimate expected term. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Given the standard vesting provisions for stock options and minimal historical turnover, the Company has not estimated forfeitures and instead adjusts its share-based compensation expense as forfeitures occur. The impact on share-based compensation between estimating forfeitures and recording the impact as the forfeitures occur would not be material.
     The Company amortizes the fair value of options granted on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The weighted average fair values of options granted were $5.26, $6.04 and $4.20 for the years ended December 31, 2008, 2007 and 2006, respectively.

     The following table summarizes the activity of the Company’s stock options for the periods presented:

	2000	1996		Weighted
	Equity	Equity	Number of	Average
	Incentive	Incentive	Options Under	Exercise
	Plan Options	Plan Options	All Plans	Prices
Balance December 31, 2005	3,039,989	279,201	3,319,190	$7.25
Granted	839,693	—	839,693	5.88
Exercised	(95,433)	(202,939)	(298,372)	2.91
Canceled/Expired	(68,813)	(4,375)	(73,188)	11.84

Balance December 31, 2006	3,715,436	71,887	3,787,323	7.19
Granted	1,187,249	—	1,187,249	8.78
Exercised	(550,136)	(19,585)	(569,721)	4.23
Canceled/Expired	(73,363)	(3,333)	(76,696)	13.69

Balance December 31, 2007	4,279,186	48,969	4,328,155	7.91
Granted	2,924,174	—	2,924,174	8.00
Exercised	(109,251)	(24,491)	(133,742)	3.74
Canceled/Expired	(144,064)	(312)	(144,376)	11.24

Balance December 31, 2008	6,950,045	24,166	6,974,211	$7.96

     Options outstanding at December 31, 2008 have a weighted average remaining contractual term of 7.5 years.
     For the years ended December 31, 2008, 2007 and 2006, total share-based compensation expense related to employee stock options was $7,356,623, $4,935,160 and $4,638,078, respectively. The breakdown of total employee share-based compensation expense by operating statement classification is presented below:

	Year Ended December 31,
	2008	2007	2006
Cost of personalized medicine services	$34,525	$—	$—
Research and development expenses	1,357,558	817,430	896,275
Selling, general and administrative expenses	5,964,540	4,117,730	3,741,803

	$7,356,623	$4,935,160	$4,638,078

     As of December 31, 2008, there was $15.5 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 3.0 years. As of December 31, 2008, there were 3,721,163 options exercisable with a weighted average exercise price of $8.09 and a weighted average remaining contractual term of 6.1 years. The total intrinsic value of stock option exercises during the years ended December 31, 2008, 2007 and 2006 was $0.8 million, $4.9 million and $1.0 million, respectively. As of December 31, 2008, the total intrinsic value of options outstanding and exercisable was $5.6 million and $4.3 million, respectively. As of December 31, 2008 and 2007, the weighted average fair value of unvested options was $5.18 and $6.16, respectively.
     For the years ended December 31, 2008, 2007 and 2006, share-based compensation related to options granted to non-employees, accounted for in accordance with EITF 96-18, was $20,245, $184,567 and $143,756, respectively.
     The estimated fair value of such options was determined using the Black-Scholes option valuation model with the following weighted-average assumptions for options that vested during the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	3.1%	4.4%	4.7%
Expected volatility	72%	75%	80%
Expected option term (in years)	5.8	5.6	5.4
Dividend yield	0.0%	0.0%	0.0%

7. SIGNIFICANT LICENSING AND COLLABORATION AGREEMENTS
License and Collaboration Agreement with Forest Laboratories
     In January 2004, the Company entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under the agreement with Forest Laboratories, the Company sublicensed its exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States. In addition, Forest Laboratories exercised its option to extend the territory to include Canada. In conjunction with the option exercise, Forest Laboratories paid the Company a non-refundable $1.0 million license payment in July 2007, which is being recognized on a straight-line basis over the remainder of the 8 year amortization period related to the original upfront license payment received in January 2004. Forest Laboratories also has an option for a specified time period to acquire an exclusive license from the Company in the United States and Canada to any compounds developed under the Company’s agreement with Collegium Pharmaceutical, Inc. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of the Company’s employees. However, the Company agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the amount of funding that the Company receives from Forest Laboratories for certain of its employees was eliminated as of the fourth quarter in 2004 for the second Phase III trial only, and the Company paid for a majority of the external costs of the second Phase III trial only, which were $9.7 million. Forest Laboratories reimbursed the Company for one-third of the costs, or $3.2 million, in February 2008 in connection with the New Drug Application (“NDA”) acceptance for Savella by the Food and Drug Administration (“FDA”) and the remaining $6.5 million in January 2009 upon NDA approval (see Note 13). Forest Laboratories is funding Phase IV clinical trials for Savella and is continuing to fund a specified number of our employees that are assisting with the conduct of these clinical trials. Forest Laboratories is also responsible for sales and marketing activities related to any product developed under the agreement, subject to our option to co-promote up to 25% of the total physician details using our own sales force and the Company will be reimbursed by Forest Laboratories in an amount equal to Forest Laboratories’ cost of providing the equivalent detailing calls. In connection with the Company’s exercising its option to co-promote Savella, the Company will detail to rheumatologists, pain centers, and physical and rehabilitation medicine specialists in the U.S.
     Under the agreement with Forest Laboratories, the Company received an upfront, non-refundable payment of $25.0 million, of which $1.25 million, classified as research and development expenses, was paid to Pierre Fabre as a sublicense fee. Additionally, the Company received a $5.0 million milestone payment in June 2007 from Forest Laboratories for the successful second Phase III trial for Savella, of which $250,000 was paid to Pierre Fabre as a sublicense fee, a $1.0 million license payment in July 2007 to extend the territory to include Canada, of which $50,000 was paid to Pierre Fabre as a sublicense fee, a $5.0 million milestone payment in December 2007 upon NDA filing, of which $250,000 was paid to Pierre Fabre as a sublicense fee, and a $10.0 million milestone payment in February 2008 upon NDA acceptance, of which $500,000 was paid to Pierre Fabre as a sublicense fee. In January 2009, the Company received a $25.0 million milestone payment from Forest Laboratories upon NDA approval, of which $1.25 million was paid to Pierre Fabre as a sublicense fee (Note 13). The total upfront and milestone payments to the Company under the agreement could total approximately $205.0 million, of which $71.0 million has been received to date, related to the development of Savella for the treatment of fibromyalgia, a large portion of which will depend upon achieving certain sales of Savella and up to an additional $45.0 million in the event that the Company and Forest Laboratories develop milnacipran for other indications. In addition, the Company has the potential to receive royalty payments based on sales of licensed product under this agreement. Forest Laboratories also assumed the future royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in Savella. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement in an applicable country or (iii) the last commercial sale of a generic product in such country, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if such breach has not been cured within the required time period following such written notice. Forest Laboratories may also terminate the agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of a new drug application or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.

     For the years ended December 31, 2008, 2007 and 2006, the Company recognized revenues of $17.2 million, $13.9 million and $4.3 million, respectively, under its collaboration agreement with Forest Laboratories, consisting of the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements, funding received from Forest Laboratories for certain of the Company’s employees devoted to the development of Savella and milestone payments received from Forest Laboratories during 2008 and 2007.
Licensing Agreement with Pierre Fabre
     In August 2001, the Company entered into a license agreement and a trademark agreement with Pierre Fabre. Pursuant to the terms of the license agreement, the Company paid Pierre Fabre $1.5 million upon execution of the agreement and a $1.0 million milestone payment in September 2003. The upfront payment of $1.5 million and $1.0 million milestone payment have been expensed pursuant to SFAS No. 2, Accounting for Research and Development Costs, as the ultimate commercialization of the related products is uncertain and the technology has no alternative uses. As of December 31, 2008, additional payments of up to $3.5 million will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. In January 2009, the Company paid Pierre Fabre a $3.0 million milestone payment upon the approval of the NDA (see Note 13).
     The license agreement was amended and restated in November 2001 and subsequently in May 2003. In connection with the second amended and restated agreement in May 2003, the Company issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock, all of which were exercised during 2008 resulting in proceeds to the Company of $1.5 million. Pursuant to SFAS No. 2, the additional license consideration in the form of the equity instruments has been expensed as the ultimate commercialization of the related product is uncertain and the technology has no alternative uses.
     In January 2004, in connection with the Company’s transaction with Forest Laboratories, the Company’s license agreement and trademark agreement with Pierre Fabre were further amended. The third amended and restated license agreement with Pierre Fabre provides the Company with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. Simultaneous to the third amended and restated license agreement, the Company also entered into a purchase and supply agreement with Pierre Fabre for the active pharmaceutical ingredient in milnacipran. Pierre Fabre has the exclusive right to manufacture the active ingredients used in the commercial product for a specified time period (subject to compliance with certain provisions in the agreement), and Pierre Fabre will be paid a transfer price for each product manufactured and royalties based on net sales, both of which obligations have been assumed by Forest Laboratories. Additionally, the Company is obligated to pay Pierre Fabre a 5% sublicense fee on upfront and milestone payments received from Forest Laboratories, of which $3.6 million has been paid to date. Once a total of $7.5 million has been paid to Pierre Fabre, such additional sublicense payments due to Pierre Fabre shall be credited against any royalties or milestones owed by the Company to Pierre Fabre, which shall be carried forward to any subsequent years as applicable. Pierre Fabre also retains the right to sell products in indications developed by the Company outside the United States and Canada and will pay the Company a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by the Company. The agreement is effective until the later of the expiration of the last-to-expire of certain patents held by Pierre Fabre relating to the development of milnacipran or ten years after the first commercial sale of a licensed product, unless terminated earlier. Each party has the right to terminate the agreement upon 90 days’ prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if the breach is not cured within 90 days following the written notice. Additionally, Pierre Fabre has the right to terminate the agreement upon 90 days’ prior notice to the Company if the Company takes certain actions.

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
8. INCOME TAXES
     In July 2006, the FASB issued FIN 48, which the Company adopted on January 1, 2007. As a result of adoption, the Company recorded a net decrease to net deferred tax assets of approximately $836,000 and a corresponding reduction to the valuation allowance. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $913,000.
     A rollforward of changes in the Company’s gross unrecognized tax benefits is as follows:

	December 31,
	2008	2007
Unrecognized tax benefits as of the beginning of the year	$913,000	$913,000
Increases related to prior year tax positions	17,000	—
Decreases related to expirations of prior year tax positions	(5,000)	—
Increases related to current year tax positions	—	—
Settlements	—	—
Other	114,000	—

Unrecognized tax benefits as of the end of the year	$1,039,000	$913,000

     Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
     The Company is subject to taxation in the United States and California. The Company’s tax years for 1989 to 2008 are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2007 and at December 31, 2008, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2008.
     At December 31, 2008, the Company had net deferred tax assets of $49.1 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset.
     Additionally, pursuant to Internal Revenue Code Section 382 and 383, the annual use of the net operating loss carryforwards and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. As a result of any such ownership change, portions of the Company’s net operating loss carryforwards and research and development tax credits are subject to annual limitations. The Company completed a Section 382/383 analysis regarding the limitation of the net operating losses and research and development credits. Based upon the analysis, the Company determined that ownership changes occurred in prior years. However, the annual limitations on net operating loss and research and development tax credit carryforwards will not have a material impact on the future utilization of such carryforwards.

     Significant components of the Company’s deferred tax assets as of December 31, 2008 and 2007 are shown below. A valuation allowance has been established to offset the net deferred tax assets as of December 31, 2008 and 2007 as realization of such assets is uncertain.

	2008	2007
Net operating loss carryforwards	$25,423,000	$23,208,000
Deferred revenue	4,097,000	5,462,000
Capitalized research and development	9,022,000	7,537,000
Capitalized intangibles	3,785,000	3,544,000
Tax credits	1,290,000	1,270,000
Share-based compensation expense	5,473,000	3,029,000
Other	16,000	37,000

	49,106,000	44,087,000
Valuation allowance	(49,106,000)	(44,087,000)

	$—	$—

     The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows:

	2008	2007	2006
Tax at federal statutory rate	$(6,378,964)	$1,220,654	$(2,911,187)
State income tax, net of federal benefits	(1,047,243)	200,397	(477,934)
In-process research and development	5,129,921	—	—
Share-based compensation	729,670	420,707	377,130
Other	(44,282)	156,252	38,183
Change in valuation allowance	1,610,898	(1,998,010)	2,973,808

	$—	$—	$—

     At December 31, 2008, the Company had federal and California net operating loss carryforwards of approximately $90.9 million and $38.1 million, respectively. The federal tax loss carryforwards will begin to expire in 2009. The California tax loss carryforwards will begin to expire in 2012. Additionally, the Company has federal and California research and development tax credit carryforwards of approximately $1.8 million and $0.6 million, respectively. The federal research and development tax credit carryforwards will continue to expire in 2009 unless previously utilized. The California research and development credit carryforwards carry forward indefinitely.
     As a result of the adoption of SFAS 123R, the Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits. At December 31, 2008 and 2007, deferred tax assets do not include $8.6 million of excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryovers. Stockholders’ equity will be increased by $8.6 million when such excess tax benefits are realized.
9. RELATED PARTY TRANSACTIONS
     The Company employs the services of a consultant, whose husband is an officer of the Company. Such consultant provided consulting services to the Company in the amount of approximately $177,000, $225,000 and $194,000 for the years ended December 31, 2008, 2007 and 2006, respectively. In December 2008, this consultant accepted a position with the Company.
10. RETIREMENT PLAN
     The Company has a savings plan under Section 401(k) of the Internal Revenue Code under which all employees over the age of twenty-one are eligible to participate on the first entry date (January 1, April 1, July 1 and October 1) following their hire date. The plan allows for a matching contribution in the Company’s common stock (valued as of the contribution date) equal to 100% of the amount of the salary contributed for the preceding six- month period. Employees vest in the matching contribution made on the last day of June of the plan year provided they are employed on the last day of December of the plan year and vest in the matching contribution made on the last day of December of the plan year provided that they are employed on the last day of June of the following plan year. After five years of vesting service, the matching contribution is 100% vested immediately. During the years ended December 31, 2008, 2007 and 2006, the charge to operations for the matching contribution was $355,120, $178,826 and $142,501, respectively. The matching contribution in common stock to the 401(k) Plan is included as a component of share-based compensation to employees.

11. COMMITMENTS AND CONTINGENCIES
Office Lease
     The Company currently occupies a total of approximately 10,100 square feet of leased office space in San Diego, California under three separate leases. The San Diego facilities house the Company’s executive and administrative offices and laboratory space. The lease for the main corporate office expires in July 2012 with the other two leases both expiring in December 2009.
     Future annual minimum lease payments due under noncancelable operating leases consists of the following at December 31, 2008:

Operating
Years Ending December 31,	Leases
2009	$271,360
2010	207,428
2011	214,235
2012	125,090

Total minimum lease payments	$818,113

     Total rent expense was approximately $334,000, $202,000 and $194,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Licensing Agreements
     The Company has entered into licensing agreements with various universities and organizations. Under the terms of these agreements, the Company has received licenses to know-how and technology claimed in certain patents or patent applications. The Company is required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent. Some of the agreements also require the Company to pay expenses arising from the prosecution and maintenance of the patents covering the licensed technology. If all of the licensed candidates are successfully developed (excluding Savella), the Company may be required to pay milestone payments up to approximately $42.0 million over the lives of these agreements, in addition to royalties on sales of the affected products at various rates. Due to the uncertainties of the development process, the timing and probability of the milestone and royalty payments cannot be accurately estimated.
12. QUARTERLY INFORMATION (UNAUDITED)
     The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information.

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$14,215,700	$1,014,794	$979,310	$949,295
Total operating expenses	$18,797,686	$6,175,141	$6,110,123	$9,048,307
Other income	$1,701,005	$1,169,137	$1,018,590	$857,815
Net loss (1)	$(2,880,981)	$(3,991,210)	$(4,112,223)	$(7,241,197)
Net loss per share – basic and diluted (2)	$(0.08)	$(0.11)	$(0.11)	$(0.19)
Shares used in calculating per share amounts — basic and diluted	37,523,645	33,641,610	37,883,074	37,883,334

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$960,851	$5,948,789	$971,276	$6,059,687
Total operating expenses	$3,464,854	$5,160,868	$3,879,746	$5,232,574
Other income	$1,282,880	$1,551,021	$2,275,699	$2,175,423
Net income (loss) (3)	$(1,221,123)	$2,338,942	$(632,771)	$3,002,536
Net income (loss) per share — basic (2)	$(0.04)	$0.07	$(0.02)	$0.08
Net income (loss) per share — diluted (2)	$(0.04)	$0.07	$(0.02)	$0.08
Shares used in calculating per share amounts — basic	32,262,555	33,715,858	37,360,788	37,403,753
Shares used in calculating per share amounts — diluted	32,262,555	35,134,985	37,360,788	38,912,841

(1)	During the first quarter of 2008, the Company recognized a milestone payment of $10.0 million upon NDA acceptance and $3.2 million also upon NDA acceptance as reimbursement for one-third of the costs paid in connection with the second Phase III trial for Savella. Additionally, the Company recognized a charge in the amount of $12.6 million during the first quarter of 2008 for in-process research and development in connection with the Proprius acquisition.

(2)	Net (loss) income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net (loss) income per share may not necessarily equal the total for the year.

(3)	During the second and fourth quarters of 2007, the Company recognized milestone payments of $5.0 million as a consequence of the results of the second Phase III trial for Savella and the filing of an NDA for Savella, respectively.
13. SUBSEQUENT EVENTS
FDA Approval of NDA for Savella
     During January 2009, the FDA approved the NDA for Savella for the treatment of fibromyalgia filed by the Company and Forest Laboratories. In connection with the approval of the NDA, the Company received a $25.0 million milestone payment from Forest Laboratories. Of this amount, $1.25 million was paid to Pierre Fabre as a sublicense fee. The Company also received $6.5 million from Forest Laboratories upon NDA approval as reimbursement for the remaining two-thirds of the costs paid in connection with the second Phase III trial for Savella. Additionally, the Company paid Pierre Fabre a $3.0 million milestone payment in January 2009 upon the approval of the NDA filing.
Cellatope Transaction
     In February 2009, the Company announced the closing of a transaction to acquire Cellatope Corporation’s technology platform that uses cell-bound complement activation products (CB-CAP) to diagnose and monitor debilitating autoimmune disorders, including systemic lupus erythematosus (SLE/Lupus). The Company acquired the CB-CAP technology in a transaction that included a $2.0 million cash payment to Cellatope for the diagnostic technology, as well as an additional $3.0 million potential milestone payment associated with the commercial development of the Lupus monitoring application.