Form 10-Q
period 2009-03-31
CYPRESS BIOSCIENCE INC
filed 2009-05-11
CIK 716054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009, or

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

           Indicate by check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
          Indicate by check ☑ whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
           Indicate by check ☑ whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
          At May 5, 2009, 38,058,754 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CYPRESS BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$57,747,514	$52,490,414
Short-term investments	102,615,314	93,004,191
Receivable from Forest Laboratories	157,177	165,880
Prepaid expenses and other current assets	1,323,921	1,048,668

Total current assets	161,843,926	146,709,153

Property and equipment, net	1,216,592	1,088,749
Goodwill	26,465,627	26,465,627
Restricted cash	487,100	—
Other assets	321,494	328,994

Total assets	$190,334,739	$174,592,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,044,423	$2,055,567
Accrued compensation	1,324,513	1,055,056
Accrued liabilities	857,974	377,992
Payable to Forest Laboratories	1,118,000	1,118,000
Current portion of deferred revenue	5,202,056	3,351,416

Total current liabilities	9,546,966	7,958,031

Deferred rent	18,153	16,452
Deferred revenue, net of current portion	27,301,678	6,702,832
Other liabilities	487,100	—

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 60,000,000 shares of common stock authorized; 38,058,754 and 37,906,994 shares issued and outstanding at March 31, 2009 (unaudited) and December 31, 2008, respectively	38,059	37,907
Additional paid-in capital	330,100,757	327,595,174
Accumulated other comprehensive income	201,557	481,154
Accumulated deficit	(177,359,531)	(168,199,027)

Total stockholders’ equity	152,980,842	159,915,208

Total liabilities and stockholders’ equity	$190,334,739	$174,592,523

See accompanying notes to consolidated financial statements.
Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Revenues under collaborative agreement	$7,855,557	$14,215,700
Revenues from personalized medicine services	2,837	—

Total revenues	7,858,394	14,215,700

Operating expenses:
Cost of personalized medicine services	359,392	—
Research and development	7,237,392	2,669,624
Selling, general and administrative	10,057,251	3,538,062
In-process research and development	—	12,590,000

Total operating expenses	17,654,035	18,797,686

Loss from operations	(9,795,641)	(4,581,986)

Interest income	635,137	1,701,005

Net loss	$(9,160,504)	$(2,880,981)

Net loss per share — basic and diluted	$(0.24)	$(0.08)

Shares used in computing net loss per share —basic and diluted	37,981,814	37,523,645

See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net loss	$(9,160,504)	$(2,880,981)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	104,162	11,120
In-process research and development	—	12,590,000
Amortization of premium/discount on short-term investments	(60,488)	(685,317)
Share-based compensation for options issued to non-employees	—	7,750
Share-based compensation for stock and options issued to employees	2,126,760	1,980,805
Non-cash portion of asset acquisition	487,100	—
Changes in operating assets and liabilities, net of effects from purchase of Proprius	21,922,932	(806,536)

Net cash provided by operating activities	15,419,962	10,216,841

Investing Activities
Cash paid to acquire Proprius, net of cash acquired	—	(39,084,627)
Purchases of short-term investments	(37,061,706)	(28,832,146)
Proceeds from sale of short-term investments	27,231,474	70,656,000
Purchases of property and equipment	(224,505)	(57,385)
Deposit of restricted cash	(487,100)	—

Net cash (used in) provided by investing activities	(10,541,837)	2,681,842

Financing Activities
Proceeds from exercise of stock options	378,975	399,892

Net cash provided by financing activities	378,975	399,892

Increase in cash and cash equivalents	5,257,100	13,298,575
Cash and cash equivalents at beginning of period	52,490,414	70,093,425

Cash and cash equivalents at end of period	$57,747,514	$83,392,000

See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     We provide therapeutics and personalized medicine services, facilitating improved and individualized patient care. Our goal is to address the evolving needs of specialist physicians and their patients by identifying unmet medical needs in the areas of pain, rheumatology, and physical medicine and rehabilitation, including challenging disorders such as fibromyalgia and rheumatoid arthritis. We believe this approach to improving patient care creates a unique partnership with physicians, and expect that offering personalized medicine services and therapeutic products through the same sales organization will provide us with a differentiated commercial strategy and sustainable competitive advantage.
2. Basis of Presentation
          The accompanying financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles for interim financial statements. Certain information and disclosures normally included in complete audited year end financial statements have been condensed or omitted. In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more information, these financial statements should be read in conjunction with the audited financial statements and the related disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.
          The condensed consolidated financial statements include the accounts of Cypress Bioscience, Inc. and its wholly-owned subsidiary, Proprius Pharmaceuticals, Inc. (“Proprius”), collectively referred to as Cypress Bioscience, Inc. All significant intercompany accounts and transactions have been eliminated.
3. Recent Accounting Pronouncements
          In November 2007, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 07-1, Accounting for Collaborative Arrangements. The objective of EITF Issue No. 07-1 is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and the third parties. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF Issue No. 07-1 shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF Issue No. 07-1 did not have a material impact on our financial statements.
          In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after

December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The adoption of SFAS No. 141(R) did not have a material impact on our financial statements.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS No. 160 improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of March 31, 2009, we did not hold any noncontrolling interests in subsidiaries, and will apply the provisions of SFAS No. 160 when the Company acquires such noncontrolling interests.
4. Short-Term Investments
          Our short-term investments consist of securities of the U.S. government or its agencies, corporate debt securities, commercial paper and certificates of deposit. We have classified our short-term investments as available-for-sale and carry them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive income or loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income.
          At March 31, 2009 and December 31, 2008, short-term investments consisted of the following:

	March 31, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$96,506,138	$293,393	$(102,737)	$96,696,794
Corporate debt securities	2,908,392	8,762	(3,298)	2,913,856
Commercial paper	1,999,227	713	—	1,999,940
Certificates of deposit	1,000,000	4,724	—	1,004,724

	$102,413,757	$307,592	$(106,035)	$102,615,314

	December 31, 2008
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$87,637,614	$468,401	$(11,312)	$88,094,703
Corporate debt securities	600,000	2,208	—	602,208
Commercial paper	1,985,423	8,763	—	1,994,186
Certificates of deposit	2,300,000	13,094	—	2,313,094

	$92,523,037	$492,466	$(11,312)	$93,004,191

5. Revenue Recognition
          Revenues under our collaborative agreement include upfront license fees, sponsored development reimbursements, funding for certain of our employees, development and commercial milestones and royalties. In accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period such arrangements require on-going services or performance. Amounts received for sponsored development activities, including funding received for certain of our employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. Amounts received for development milestones are recognized upon achievement of the milestone, which requires substantive effort and was not readily assured at the inception of the agreement. Revenue from commercial milestones is recognized over the remaining patent life, which corresponds with the term of the collaboration agreement. Royalties will be recognized when earned. Any amounts received prior to satisfying revenue recognition criteria are recorded as deferred revenue.
     In connection with our personalized medicine services, such services are performed based on a written test requisition form. We generally bill third-party payers for these services upon generation and delivery of a report to the ordering physician. As such, we take assignment of benefits and the risk of collection with the third-party payer. We currently do not have any contracts with third-party payers. We usually bill the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier as allowed by law. As relatively new tests, the personalized medicine services offered by us may not be covered under their reimbursement policies. Consequently, we pursue case-by-case reimbursement where policies are not in place or payment history has not been established. As a result, at the time of delivery of the report to the ordering physician, and in the absence of a reimbursement contract or sufficient payment history, collectibility cannot reasonably be assured and revenues are therefore only recognized at the time cash is collected. For the three months ended March 31, 2009, we recognized $2,837 in revenue from personalized medicine services. For the three months ended March 31, 2008, we did not recognize any revenue from personalized medicine services as our personalized medicine services were launched in the fourth quarter of 2008.
6. Research and Development Expenses
          Research and development expenses consist primarily of salaries and related personnel expenses for our research and development personnel, fees paid to external service providers to conduct clinical trials, patient enrollment costs, fees and milestone payments under our license and development agreements, validation activities for our personalized medicine services and costs for facilities (including our laboratory), supplies, materials and equipment. All such costs are charged to research and development expenses as incurred. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments for the three months ended March 31, 2009 and 2008 for a change in estimate.

7. Net Loss Per Share
          Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted net loss per share by application of the treasury stock method. We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three months ended March 31, 2009 and 2008 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 745,078 and 906,596 for the three months ended March 31, 2009 and 2008, respectively.
8. Comprehensive Loss
          The components of comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(9,160,504)	$(2,880,981)
Unrealized (loss) gain on short-term investments	(279,597)	156,573

Comprehensive loss	$(9,440,101)	$(2,724,408)

9. Share-Based Compensation
          Total share-based compensation expense related to stock options granted to employees and non-employee directors recognized for the three months ended March 31, 2009 and 2008 was comprised as follows:

	Three Months Ended
	March 31,
	2009	2008
Cost or personalized medicine services	$36,796	$—
Research and development expenses	357,165	283,276
Selling, general and administrative expenses	1,732,799	1,697,529

	$2,126,760	$1,980,805

          As of March 31, 2009, there was $17.8 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.9 years.

10. Collaboration Agreement
Food and Drug Administration (“FDA”) Approval of New Drug Application (“NDA”) for Savella
          During January 2009, the FDA approved the NDA for Savella for the treatment of fibromyalgia filed by us and Forest Laboratories. In connection with the approval of the NDA, we received a $25.0 million milestone payment from Forest Laboratories. Of this amount, $1.25 million was paid to Pierre Fabre as a sublicense fee based on 5% of the milestone payment received from Forest Laboratories. We also received $6.5 million from Forest Laboratories upon NDA approval as reimbursement for the remaining two-thirds of the costs paid in connection with the second Phase III trial for Savella. Additionally, we paid Pierre Fabre a $3.0 million milestone payment in January 2009 upon the approval of the NDA filing.
11. Asset Purchase Agreement
Cellatope Transaction
          In February 2009, we entered into an asset purchase agreement with Cellatope Corporation (“Cellatope”) whereby we acquired Cellatope’s technology platform that uses cell-bound complement activation products (“CB-CAP”) to diagnose and monitor debilitating autoimmune disorders, including systemic lupus erythematosus (“SLE/Lupus”). We acquired the CB-CAP technology in a transaction that included a $2.0 million cash payment to Cellatope for the diagnostic technology, as well as an additional $3.0 million potential milestone payment associated with the commercial development of the Lupus monitoring application.
          The acquisition price included $0.2 million which is held in an escrow account and will be available to satisfy any claims for indemnification we may have until the escrow is released, which will be 18 months following the closing of the transaction. In addition to the escrow funds, $0.5 million was withheld from the closing consideration to be paid by July 2012, subject to conditions in the asset purchase agreement, and is classified as restricted cash.
          Pursuant to SFAS No. 141R, Business Combinations, we determined that the assets acquired from Cellatope do not constitute a business and accordingly, the transaction has been accounted for as an asset acquisition. The $2.0 million upfront payment was charged to research and development expenses during the first quarter of 2009 as the ultimate commercialization of the related product is uncertain and the technology has no alternative uses.
12. Fair Value Disclosures
          The following table presents information about our financial assets measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and certificates of deposits as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify U. S. government and agency debt, corporate debt securities and commercial paper holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At March 31, 2009, we did not hold any Level 3-classified financial assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements at March 31, 2009
		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets	Observable Inputs	Unobservable
Description	March 31, 2009	(Level 1)	(Level 2)	Inputs (Level 3)
Financial instruments owned:
Money market funds	$58,932,405	$58,932,405	$—	$—
Certificates of deposit	1,004,724	1,004,724	—	—
U.S. government and agency debt	96,696,794	—	96,696,794	—
Corporate debt securities	2,913,856	—	2,913,856	—
Commercial paper	1,999,940	—	1,999,940	—

Total financial instruments owned	$161,547,719	$59,937,129	$101,610,590	$—

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” “should,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-Q. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to successfully commercialize Savella, our ability to create a successful commercial organization, our ability to market our personalized medicine services, our ability to acquire and develop any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-Q and in our other SEC filings.
          We undertake no obligation to publicly release revisions in such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as required by securities and other applicable laws.
          We own or have rights to various copyrights, trademarks and service marks used in our business, including the following: Cypress Bioscience, Inc., Avise PG SM and Avise MCV SM . Savella TM is a trademark of Forest Laboratories, Inc. This report also includes other trademarks, service marks, and trade names of other companies.
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
     In January 2009, we received approval from the U.S. Food and Drug Administration (“FDA”) to market Savella (milnacipran HCl) for the management of fibromyalgia (“FM”). Savella is a dual-reuptake inhibitor that preferentially blocks the reuptake of norepinephrine with higher potency than serotonin (in vitro). These two neurotransmitters are thought to play a central role in the symptoms for FM. We exercised the right granted by our partner, Forest Laboratories, Inc., or Forest Laboratories, to co-promote Savella for FM, and at the beginning of May 2009 began detailing it to rheumatologists, pain centers, and physical medicine and rehabilitation specialists in the U.S. At the end of October 2008, with our initial 11 person sales force, we launched our first two novel personalized medicine services, Avise PG and Avise MCV, which are detailed to rheumatologists. By early 2009, we expanded the sales force to 115 field based personnel in anticipation of the launch of Savella.

     Personalized medicine services are tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. Avise PG is a test that supports dose optimization and therapeutic decision making for patients taking methotrexate (“MTX”), a widely used first-line therapy for rheumatoid arthritis (“RA”). Avise MCV is a test that aids in the diagnosis and prognosis of RA. We believe that offering integrated personalized medicine services and pharmaceutical products through the same sales organization will facilitate physician access and improve the quality of the sales call, as well as help establish Cypress as a leader targeting these specific specialists. We began this process at the beginning of May 2009 when we initiated promotion of Savella to the same rheumatologists that we currently call upon for our first two personalized medicine services. Savella was shipped to wholesalers and became available at pharmacies at the end of April 2009. Now that we are detailing Savella to physicians, we will be reimbursed by Forest Laboratories for the Savella sales calls based on Forest Laboratories’ cost to conduct such sales calls.
     We also have a number of Proof of Concept (“POC”) stage opportunities in development, including two pharmaceutical candidates acquired in connection with our acquisition in March 2008 of Proprius, Inc., or Proprius, and intend to pursue these opportunities on an ongoing basis. We continue to evaluate various other potential strategic transactions, including the acquisition of products, product candidates, technologies and companies, and other alternatives.
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
     The efficacy of Savella for the management of fibromyalgia was established in two double-blind, placebo-controlled, multicenter studies in adult patients (18-74 years of age), 888 subjects in Study 1 and 1,196 subjects in Study 2. Enrolled patients met the American College of Rheumatology (“ACR”) criteria for fibromyalgia (a history of widespread pain for 3 months and pain present at 11 or more of the 18 specific tender point sites). Approximately 35% of patients had a history of depression. Study 1 was six months in duration and Study 2 was three months in duration. A larger proportion of patients treated with Savella than with placebo experienced a simultaneous reduction in pain from baseline of at least 30% (VAS) and also rated themselves as much improved or very much improved based on the patient global assessment (PGIC). In addition, a larger proportion of patients treated with Savella met the criteria for treatment response, as measured by the composite endpoint that concurrently evaluated improvement in pain (VAS), physical function (SF-36 PCS), and patient global assessment (PGIC), in fibromyalgia as compared to placebo.
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

     On January 14, 2009, Cypress and Forest announced that Savella was approved by the FDA for the management of fibromyalgia. Savella was shipped to wholesalers and became available at pharmacies at the end of April 2009.
     Additional information on our ongoing post approval clinical development program for Savella can be found at www.clinicaltrials.gov.
     In March 2008, we announced the closing of the acquisition of Proprius that included an upfront payment of approximately $37.5 million in cash, as well as up to an additional $37.5 million in potential milestone related payments associated with the development of Proprius’ early clinical-stage therapeutic candidates, which include a product to treat pain and a product to treat rheumatoid arthritis.
     In February 2009, we announced the closing of a transaction to acquire Cellatope Corporation’s technology platform that uses cell-bound complement activation products (“CB-CAP”) to diagnose and monitor debilitating autoimmune disorders, including systemic lupus erythematosus (“SLE/Lupus”). We acquired the CB-CAP technology in a transaction that included a $2.0 million cash payment to Cellatope for the diagnostic technology as well as an additional $3.0 million potential milestone payment associated with the commercial development of the Lupus monitoring application.
Results of Operations
          The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this quarterly report.
Comparison of Three Months Ended March 31, 2009 and 2008
Revenue
          We recognized revenues under our collaborative agreement with Forest Laboratories of $7.9 million for the three months ended March 31, 2009 compared to $14.2 million for the three months ended March 31, 2008. Revenues in the first quarter of 2009 included a $6.5 million reimbursement for the remaining two-thirds of the costs paid in advance by us in connection with the second Phase III trial for Savella received from Forest Laboratories in January 2009 upon approval of our New Drug Application (“NDA”). This compares to a $10.0 million milestone payment and $3.2 million reimbursement for one-third of the costs paid in connection with the second Phase III trial for Savella received from Forest Laboratories in February 2008 upon acceptance of our NDA. The revenues recorded during 2009 and 2008 consist almost entirely of amounts earned or reimbursed to us pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of Savella. Such revenues include the recognition of the $25.0 million upfront payment received in January 2004 from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, a $25.0 million milestone payment received in January 2009 upon NDA approval recognized on a straight-line basis over the remaining patent life for Savella which is estimated to be 13 years, sponsored development reimbursements and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella. The amount of sponsored development reimbursements from Forest Laboratories and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella changes periodically and may be eliminated based on the level of development activity.

          Revenues for our personalized services business are recognized as cash payments for the services are received. We recognized revenue of approximately $3,000 during the first quarter of 2009 in connection with our personalized medicine services business, which was launched during the fourth quarter of 2008.
Cost of Personalized Medicine Services
          Cost of personalized medicine testing services primarily consists of the compensation and benefits (including bonuses, if any, and share-based compensation) of laboratory personnel, laboratory supplies, outside laboratory costs, shipping and distribution costs and facility-related expenses. We incurred costs of $0.4 million during the first quarter of 2009 in connection with our personalized medicine services business, which was launched during the fourth quarter of 2008.
Research and Development
          Research and development expenses for the three months ended March 31, 2009 were $7.2 million compared to $2.7 million for the three months ended March 31, 2008. The increase in research and development expenses is primarily attributable to a $3.0 million milestone payment owed to Pierre Fabre upon NDA approval in connection with our collaboration agreement with Forest Laboratories and a $2.0 million payment recognized as research and development expense during the first quarter of 2009 in connection with our asset purchase agreement with Cellatope, as well as costs incurred during the first quarter of 2009 in connection with our proof of concept studies for new compounds. This increase in research and development expenses was partially offset by a $1.0 million milestone payment and $0.5 million sublicense fee owed to Pierre Fabre upon NDA acceptance in the first quarter of 2008.
          Effective January 9, 2004, pursuant to our collaboration agreement with Forest Laboratories, Forest Laboratories assumed responsibility for funding all continuing development of Savella, including the funding of clinical trials and regulatory approvals. This funding received from Forest Laboratories for sponsored development reimbursements is included as a component of our revenue under collaborative agreement on the consolidated statement of operations. We agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, we paid for a majority of the external costs of the second Phase III trial only, which were approximately $9.7 million. Forest has repaid us $3.2 million in February 2008 upon NDA acceptance and $6.5 million in January 2009 upon NDA approval.
Selling, General and Administrative
          Selling, general and administrative expenses for the three months ended March 31, 2009 were $10.1 million compared to $3.5 million for the three months ended March 31, 2008. The increase in selling, general and administrative expenses is primarily due to the costs associated with building our sales force, including salary, commission and benefits, travel expenses, training costs and automobile fleet costs, as well as marketing expenses incurred during the first quarter of 2009 in connection with our personalized medicine services business.
In-Process Research and Development
          We incurred in-process research and development in 2008 but not in 2009. In-process research and development represents the fair value of acquired, to-be-completed research projects, including those related to personalized medicine services and therapeutic candidates, obtained in connection with the Proprius acquisition in March 2008 that had not reached technological feasibility at the acquisition date and are not expected to have an alternative future use. Accordingly, the $12.6 million of in-process research and development, consisting of $10.2 million related to personalized medicine services and $2.4 million related to therapeutic candidates, was charged to our consolidated statement of operations during the first quarter of 2008. The total estimated value of approximately $12.6 million of the research projects was determined by estimating the costs to develop the acquired technology into a commercially viable product, estimating the future net cash flows from the project once commercially viable, and discounting the net cash flows to their present value using a discount rate of 30%.
          The personalized medicine services required certain validation work prior to the anticipated launch in late 2008. The validation work was completed and our laboratory was certified prior to the October 2008 launch. The personalized medicine services are being marketed to rheumatologists.
          The therapeutic products acquired from Proprius consisted of early clinical-stage candidates, which include a product to treat pain and a product to treat rheumatoid arthritis. Substantial additional research and development will be required prior to any of our acquired therapeutic programs reaching technological feasibility. In addition, once proof of concept studies are completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Due to the early stage of development for these therapeutic products, we are unable to estimate with certainty the time and investment required to develop these products. These programs may never reach technological feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. The successful development of Proprius’ therapeutic products could result in potential milestone payments of up to $37.5 million.
Interest Income
          Interest income for the three months ended March 31, 2009 was $0.6 million compared to $1.7 million for the three months ended March 31, 2008. The decrease in interest income for the three months ended March 31, 2009 compared to the corresponding period in 2008 is primarily due to a general decrease in interest rates and related yields experienced during the first quarter of 2009 compared to the first quarter of 2008.
Liquidity and Capital Resources
          At March 31, 2009, we had cash, cash equivalents and short-term investments of $160.4 million compared to cash, cash equivalents and short-term investments of $145.5 million at December 31, 2008. Working capital at March 31, 2009 totaled $152.3 million compared to $138.8 million at December 31, 2008. We have invested a substantial portion of our available cash in money market funds, marketable debt instruments of governmental agencies, corporate debt securities, commercial paper and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.
          Net cash provided by operating activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $15.4 million for the three months ended March 31, 2009, compared to $10.2 million for the three months ended March 31, 2008. The primary source of cash from operations during the three months ended March 31, 2009 was the $25.0 million milestone payment and the $6.5 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $1.8 million for changes in operating assets and liabilities (excluding impact of initial deferred revenue amount from milestone payment) and non-cash charges of $2.7 million. The primary source of cash from operations during the three months ended March 31, 2008 was the $10.0 million milestone payment and the $3.2 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $0.8 million for changes in operating assets and liabilities and non-cash charges of

$13.9 million that includes $12.6 million of the write-off of in-process research and development related to the acquisition of Proprius.
          Net cash used in investing activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $10.5 million for the three months ended March 31, 2009, compared to net cash provided by investing activities of $2.7 million for the three months ended March 31, 2008. The fluctuation in net cash from investing activities during the three months ended March 31, 2009 compared to the corresponding prior year period was primarily a result of a net increase in purchases of short-term investments during the three months ended March 31, 2009 compared to a net increase in proceeds from the sale of short-term investments offset by $39.1 million in cash paid for the acquisition of Proprius during the three months ended March 31, 2008.
          Net cash provided by financing activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $0.4 million for the three months ended March 31, 2009, compared to $0.4 million for the three months ended March 31, 2008. Net cash provided by financing activities consisted of proceeds of approximately $0.4 million from the exercise of stock options during the three months ended March 31, 2009 and 2008.
          The following table summaries our long-term contractual obligations as of March 31, 2009:

		Less than
		1 year	1 - 3 years	3 - 5 years	More than 5
	Total	(2009)	(2010- 2012)	(2013-2015)	years (2016 +)
Operating leases	$808,584	$261,831	$546,753	$—	$—
Purchase obligations (1)	226,420	226,420	—	—	—

Total	$1,035,004	$488,251	$546,753	$—	$—

(1)	Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude accrued liabilities to the extent presented on the balance sheet as of March 31, 2009.
          Other commercial and contractual commitments include potential milestone payments of up to $0.5 million to Pierre Fabre and sublicense payments to Pierre Fabre based on 5% of any upfront and milestone payments received from Forest Laboratories, milestone payments up to $37.5 million associated with the development of Proprius’ therapeutic candidates, milestone payments of up to $116.0 million to AlphaRx in connection with the successful development and commercialization of a product associated with the in-license of a topical NSAID therapy, milestone payments of up to $4.3 million to Collegium Pharmaceutical, Inc. in connection with the reformulation and new product agreement entered into with Collegium, milestone payments up to approximately $42.0 million in connection with license agreements related to our POC programs, milestone payments up to $3.0 million to Cellatope in connection with the commercial development of a Lupus monitoring application and milestone payments up to $3.9 million in connection with license agreements related to certain personalized medicine services. In the event we move forward with development of a product or service under any of these arrangements, in most instances, we would also be obligated to make royalty payments.
          Unless and until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, from revenue under our collaboration agreement with Forest and, if available to us, cash from financings.

          Our current expected primary cash needs on both a short term and long-term basis are for supporting a commercial infrastructure, the development of candidates under our POC trials, including the pharmaceutical candidates obtained in connection with the Proprius acquisition, our personalized medicine services, and general research, working capital and other general corporate purposes and the identification, acquisition or license, and development of potential future products and services. Excluding the amounts payable under our merger agreement with Proprius and our agreements with Pierre Fabre, AlphaRx, Collegium, Cellatope and various licensors under our POC trials and personalized medicine services business, the costs of in-licensing or acquiring additional compounds or companies, funding clinical development for any product (other than our ongoing POC trials) that we may in-license or acquire and the milestone payment and reimbursement for clinical trial costs received from Forest Laboratories in January 2009, we estimate that based on our current business plan, net cash required to fund operating expenses will approximate $45 million to $50 million for the year 2009. If we include the milestone payment and reimbursement for clinical trial costs received from Forest Laboratories in January 2009, we will require cash of approximately $15 million to $20 million to fund our operations for 2009. In addition, one of our ongoing goals is to continue to identify and in-license new products and product candidates. In the event we acquire, license or develop any new products or product candidates, or begin any new POC, the amount to fund our operations for 2009 would increase, possibly materially. We expect that our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products, product candidates and services. Such losses may fluctuate, and the fluctuations may be substantial.
          Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at March 31, 2009 are sufficient to fund operations through at least 2010. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives. In order to acquire or develop additional products and product candidates, we will likely require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
•	the costs of funding our commercial infrastructure;

•	the costs and timing of development and regulatory approvals for all our products and services;

•	the costs associated with operating a clinical laboratory;

•	the extent to which we acquire or invest in other products, product candidates and businesses;

•	the costs of in-licensing drug candidates;

•	the ability of Forest Laboratories and us to reach sales milestones and other events under our collaboration agreement; and

•	the costs of commercialization of any future products and services.
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
Critical Accounting Policies
          There were no significant changes in critical accounting policies or estimates from those at December 31, 2008.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          We have invested our excess cash in United States government securities, corporate debt securities, commercial paper, certificates of deposit and money market funds with strong credit ratings. As a result, our interest income is most sensitive to changes in the general level of United States interest rates. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve over a three month period would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.
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
Item 1A — Risk Factors
          We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.
Risks related to our business
* We may not be successful in creating a successful commercial infrastructure.
     In a period of a few months, we hired 115 field based sales employees to create a commercial infrastructure in order to launch Savella along with our corporate partner, Forest Laboratories. We initially began with an 11 person sales force which launched the first two of our personalized medicine services in October 2008 and hired the remainder of our current sales field personnel only recently. Our launch of Savella at the beginning of May 2009 is a result of us exercising our co-promotion right which allows us to co-promote Savella under our agreement with Forest Laboratories and be paid by Forest for the Savella portion of the sales details. Savella was shipped to wholesalers on April 24, 2009 and became available at pharmacies beginning on April 28, 2009. After Savella was approved by the U.S. Food and Drug Administration (FDA) on January 14, 2009, Cypress and Forest submitted a minor post-approval cosmetic formulation change to the FDA which now has been approved. The delay in launching Savella delayed our ability to generate royalty revenues under our collaboration with Forest and prevented us from being reimbursed for the portion of our sales force calls that would have been devoted to the promotion of Savella, which will cause the net cost of our sales force to be a larger portion of our expected expenses for the year 2009.
          The co-promotion right is subject to our maintaining our own sales capabilities, which includes our sales force. In the event we are unable to maintain our sales force, we would lose our co-promotion right with respect to Savella. In addition, although we now have the number of required sales personnel, the performance of our sales personnel as measured by actual sales may be disappointing. Many of our competitors have significantly greater experience than we do in selling, marketing and distributing products and services, and we may not be able to compete successfully with them with the sales force we have developed. Even though we intend to offer integrated personalized medicine services and therapeutic products through the same sales organization, this may not facilitate greater physician access or improve the quality of the sales call, and it may not help establish Cypress as a leader targeting these specific specialists. In addition, because only a small portion of our sales force is offering both personalized medicine services and Savella, and because our initial personalized medicine services are targeted only to rheumatologists, the potential synergies exist in only a small portion of our sales calls at this time.
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
We may encounter challenges in our personalized medicine services business.
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
* If third-party payers, including managed care organizations and Medicare, do not provide reimbursement for Avise PG or Avise MCV, their commercial success could be compromised.
          Avise PG has a current list price of $295 and Avise MCV has a current list price of $129. Although we began marketing our personalized medicine services in October 2008, the cycle time for payment is long, and we have only received payment for a small number of the tests that have been performed. Further, physicians and patients may decide not to order our tests unless third-party payers, such as managed care organizations as well as government payers such as Medicare and Medicaid, establish coverage policies for the tests or pay a substantial portion of the test price. Reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that tests using our technologies are:
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
* We have recently substantially increased the size of our organization and will continue to need to increase the size of our organization, and we may experience difficulties in managing growth.
          In a period of a few months, we hired 115 field based sales employees and management to create a commercial infrastructure in order to launch Savella along with our corporate partner, Forest Laboratories, which contributed to an increase in our full-time employees from 37 as of September 30, 2008 to 145 as of March 31, 2009. We will need to continue to expand our managerial, operational and other resources in order to manage and fund our existing business, including the development activities relating to our personalized medicine services, and in order to perform under our co-promotion arrangement for Savella we will need to manage activities relating to the commercialization of Savella. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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
          Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of Savella, for all indications in the United States. Forest exercised its option to extend the territory to include Canada. In addition, Forest Laboratories has the option to acquire an exclusive license from us in the United States and Canada to any compounds developed under our agreement with Collegium Pharmaceutical, Inc. Forest Laboratories is responsible for funding the further development of Savella, including further clinical trials and further regulatory approval. With the FDA approval of Savella, Forest Laboratories has primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the further development and marketing of Savella . Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to achieve market acceptance of Savella for the management of FM.
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
* We are at an early stage of commercialization and we may never generate any significant revenues.
          We are at an early stage of development as a biotechnology company and only recently launched our personalized medicine services in October 2008 and only in May 2009 launched Savella. Without a history of sales, we may not accurately predict future sales, and our sales may be much smaller than we have forecasted, especially in light of the state of the economy. In addition, given our increased costs associated with a laboratory and a sales force, and the fact that Forest only reimburses for the portion of the sales calls that are made for Savella, it is likely that our costs of running our business will exceed our sales on the personalized medicine services and the royalty we will receive for sales of Savella in the initial years following launch. Further, our current product and service candidates, as well as any future products and services that we may acquire or develop, will require significant additional development, appropriate regulatory approval, and additional investments before they can be commercialized, if ever. Our product development and product acquisition efforts may not lead to any further commercial services or drugs, either because the service and product candidates are not shown to be accurate and clinically useful in the case of personalized medicine service product candidates, or safe and effective in the case of drug product candidates, or because we have inadequate financial or other resources to pursue clinical development of the service and product candidate or because the FDA, CMS or state authorities do not grant or otherwise withdraw or revoke a regulatory approval.
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
* Our business presents the risk of product liability claims.
          Now that we are selling Savella, we may be subject to legal actions asserting product liability claims relating to the use of Savella. In connection with exercising our co-promotion right, we agreed to indemnify Forest Laboratories with respect to the promotion of Savella. Although we currently maintain product liability coverage, litigation is inherently subject to uncertainties and we may be required to expend substantial amounts in the defense or resolution of some of these matters, some or all of which may not be covered by insurance.
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
* In light of our regulatory approval for Savella and if we ever receive regulatory approval for any other future product candidate, and secure and maintain regulatory approvals related to our personalized medicine services, we will be subject to ongoing FDA, CLIA and state regulatory obligations and continuing regulatory review by applicable regulatory authorities.
          Our regulatory approval for Savella has been and regulatory approval for any future product candidates will be limited to the indications, dosages and restrictions on the product label. The FDA has approved Savella for the management of fibromyalgia, and has imposed additional limitations on the indicated uses, has required post-marketing surveillance and the performance of potentially costly post-marketing studies. Even though we have received FDA approval for Savella, as we have seen with other products on the market, Savella or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. We and Forest Laboratories continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. Federal and state regulatory approvals we may receive related to planned or future personalized medicine services will mandate specific clinical laboratory approval standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality and inspections, and our failure to meet and maintain those approvals could adversely affect our ability to offer personalized medicine products and services. In addition, the FDA has in the past and may in the future claim regulatory authority over laboratory-developed tests, in which event our personalized medicine services may directly or indirectly become subject to FDA approval.
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
          As of March 31, 2009, we had only 145 full-time employees. Although we have more employees than we have had historically, 115 of these employees are devoted to our sales organization, and therefore, as we have in the past, we expect to continue to rely on third parties to conduct all of our clinical trials. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize any of our future product candidates.
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
          We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of March 31, 2009, we had only 145 full-time employees and therefore, we rely heavily on each of our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the further development and commercialization of Savella, our personalized medicine services or any future product candidates. We expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.
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
          We have incurred substantial losses during our history. For the three months ended March 31, 2009 and the years ended December 31, 2008 and 2006, we incurred net losses of $9.2 million, $18.2 million and $8.3 million, respectively. As of March 31, 2009, we had an accumulated deficit of $177.4 million. We do not expect to be profitable in the near future, and our ability to become profitable will depend upon our and Forest Laboratories’ ability to further develop, market and commercialize Savella, and our ability to develop, market and commercialize our personalized medicine services and any other products we may develop. We may not become profitable in the foreseeable future and may never achieve profitability.
* We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or discontinue the completion of any proposed acquisitions or adversely affect our ability to realize the expected benefits of any completed acquisitions.
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

* The investment of our cash balance and short-term investments are subject to risks which may cause losses and affect the liquidity of these investments.
          As of March 31, 2009, we had $57.7 million in cash and cash equivalents and $102.6 million in short-term investments. We have historically invested these amounts in United States government securities, corporate debt securities, commercial paper, certificates of deposit and money market funds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. During the quarter ended March 31, 2009, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
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
          The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2006 through December 31, 2008, the low and high sales prices for our common stock ranged from $4.90 to $18.20. For the three months ended March 31, 2009, our low and high sales prices were $6.78 and $10.10, respectively. As of March 31, 2009, the last reported sale price of our common stock was $7.11. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We expect our stock price to be volatile in the near future. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:
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
          As of March 31, 2009, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 45% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.
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
          In connection with our acquisition of Proprius, we acquired right to an issued patent (U.S. patent 6,921,667, which terminates in 2023) and several patents in prosecution with respect to the Avise PG test and a number of patents in prosecution on the Avise MCV. Although we have the right to one issued patent covering the Avise PG test we may not be able to secure any additional patent protection and the existing patent may not ensure exclusivity through the patent term. In addition, as part of our acquisition of Proprius we acquired rights to a patent family directed to PRO-406 (the topical NSAID therapy for the symptomatic treatment of osteoarthritis) including one issued patent (U.S. patent No. 7,138,394, which expires in 2023) and several pending U.S. and foreign patent applications. It is uncertain whether we will be able to obtain any claim with reasonable coverage for PRO-406.
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
          Not applicable
Item 3 — Defaults Upon Senior Securities
          Not applicable
Item 4 — Submission of Matters to a Vote of Security Holders
          Not applicable
Item 5 — Other Information
          Not applicable
Item 6 — Exhibits

3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.3	Fourth Amended and Restated By-Laws.

4.1	Form of Stock Certificate. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a — 14(b) or Rule 15d — 14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix C of our Definitive Proxy Statement filed with the SEC on August 11, 2003

(2)	Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Cypress Bioscience, Inc.
Date: May 11, 2009	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the
Board (Principal Executive Officer)

Date: May 11, 2009	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer, Chief Operating
Officer and Executive Vice President (Principal Financial Officer)