Form 10-Q
period 2009-06-30
CYPRESS BIOSCIENCE INC
filed 2009-08-10
CIK 716054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009, or

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

          Indicate by check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
          Indicate by check ☑ whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
          Indicate by check ☑ whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
          At August 5, 2009, 38,288,461 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CYPRESS BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$63,481,408	$52,490,414
Short-term investments	87,814,135	93,004,191
Receivable from Forest Laboratories	4,438,821	165,880
Prepaid expenses and other current assets	4,559,523	1,048,668

Total current assets	160,293,887	146,709,153

Property and equipment, net	1,322,619	1,088,749
Goodwill	23,028,598	26,465,627
Restricted cash	487,109	—
Other assets	313,994	328,994

Total assets	$185,446,207	$174,592,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,453,361	$2,055,567
Accrued compensation	3,519,669	1,055,056
Accrued liabilities	722,377	377,992
Payable to Forest Laboratories	1,118,000	1,118,000
Current portion of deferred revenue	5,202,056	3,351,416

Total current liabilities	12,015,463	7,958,031

Deferred rent	19,856	16,452
Deferred revenue, net of current portion	26,001,164	6,702,832
Other liabilities	487,109	—

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 90,000,000 shares of common stock authorized; 38,134,441 and 37,906,994 shares issued and outstanding at June 30, 2009 (unaudited) and December 31, 2008, respectively	38,134	37,907
Additional paid-in capital	332,520,628	327,595,174
Accumulated other comprehensive income	332,287	481,154
Accumulated deficit	(185,968,434)	(168,199,027)

Total stockholders’ equity	146,922,615	159,915,208

Total liabilities and stockholders’ equity	$185,446,207	$174,592,523

See accompanying notes to consolidated financial statements.

Note:	The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Revenues under collaborative agreement	$930,350	$1,014,794	$8,323,247	$15,230,494
Commercial revenues	4,819,024	—	5,281,684	—
Revenues from personalized medicine services	56,062	—	58,899	—

Total revenues	5,805,436	1,014,794	13,663,830	15,230,494

Operating expenses:
Cost of personalized medicine services	498,803	—	858,195	—
Research and development	2,048,667	3,009,361	9,286,059	5,678,985
Selling, general and administrative	12,356,877	3,165,780	22,414,128	6,703,842
In-process research and development	—	—	—	12,590,000

Total operating expenses	14,904,347	6,175,141	32,558,382	24,972,827

Loss from operations	(9,098,911)	(5,160,347)	(18,894,552)	(9,742,333)

Interest income	490,008	1,169,137	1,125,145	2,870,142

Net loss	$(8,608,903)	$(3,991,210)	$(17,769,407)	$(6,872,191)

Net loss per share – basic and diluted	$(0.23)	$(0.11)	$(0.47)	$(0.18)

Shares used in computing net loss per share –basic and diluted	38,059,838	37,641,610	38,021,042	37,582,628

See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net loss	$(17,769,407)	$(6,872,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	223,574	32,064
In-process research and development	—	12,590,000
Amortization of premium/discount on short-term investments	265,909	(1,087,650)
Share-based compensation for options issued to non-employees	—	14,431
Share-based compensation for stock and options issued to employees	4,525,946	3,931,415
Non-cash portion of asset acquisition	487,109	—
Changes in operating assets and liabilities, net of effects from purchase of Proprius	19,012,401	(714,817)

Net cash provided by operating activities	6,745,532	7,893,252

Investing Activities
Cash paid to acquire Proprius, net of cash acquired	—	(39,084,627)
Purchases of short-term investments	(56,981,170)	(28,832,146)
Proceeds from sale of short-term investments	61,756,450	105,581,000
Purchases of property and equipment	(442,444)	(214,875)
Deposit of restricted cash	(487,109)	—

Net cash provided by investing activities	3,845,727	37,449,352

Financing Activities
Proceeds from exercise of stock options	399,735	1,972,532

Net cash provided by financing activities	399,735	1,972,532

Increase in cash and cash equivalents	10,990,994	47,315,136
Cash and cash equivalents at beginning of period	52,490,414	70,093,425

Cash and cash equivalents at end of period	$63,481,408	$117,408,561

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
2. Basis of Presentation
          The accompanying financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles for interim financial statements. Certain information and disclosures normally included in complete audited year end financial statements have been condensed or omitted. In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more information, these financial statements should be read in conjunction with the audited financial statements and the related disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009. Further, in connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued requirements regarding subsequent events, we evaluated subsequent events after the balance sheet date of June 30, 2009 through August 10, 2009, the date of issuance of our financial statements.
          The condensed consolidated financial statements include the accounts of Cypress Bioscience, Inc. and its wholly-owned subsidiary, Proprius Pharmaceuticals, Inc. (“Proprius”), collectively referred to as Cypress Bioscience, Inc. All significant intercompany accounts and transactions have been eliminated.
3. Recent Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB 162. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its consolidated results of operations or financial condition.
          In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated results of operations or financial condition.
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
          At June 30, 2009 and December 31, 2008, short-term investments consisted of the following:

	June 30, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$78,323,533	$314,791	$(8,802)	$78,629,522
Corporate debt securities	8,958,315	26,565	(482)	8,984,398
Certificates of deposit	200,000	215	—	200,215

	$87,481,848	$341,571	$(9,284)	$87,814,135

	December 31, 2008
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$87,637,614	$468,401	$(11,312)	$88,094,703
Corporate debt securities	600,000	2,208	—	602,208
Commercial paper	1,985,423	8,763	—	1,994,186
Certificates of deposit	2,300,000	13,094	—	2,313,094

	$92,523,037	$492,466	$(11,312)	$93,004,191

          The unrealized losses on investments were primarily caused by changes in interest rates. Based on an evaluation of the credit standing of each issuer, we believe it is probable that we will be able to collect all amounts due according to the contractual terms.
          Realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2009 and 2008.

          Contractual maturities for short-term investments at June 30, 2009 were as follows:

Fair Value
Due within 1 year	$70,562,545
After 1 year but within 2 years	17,251,590

Total	$87,814,135

5. Revenue Recognition
          Our revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Some of our agreements contain multiple elements and in accordance with these agreements, we may be eligible for upfront license fees, sponsored development reimbursements, funding for certain of our employees, co-promotion reimbursement, development and commercial milestones and royalties.
          Revenues under our collaborative agreement include upfront license fees, sponsored development reimbursements, funding for certain of our employees and development milestones. Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period such arrangements require on-going services or performance. Amounts received for sponsored development activities, including funding received for certain of our employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. Amounts received for development milestones are recognized upon achievement of the milestone, which requires substantive effort, was not readily assured at the inception of the agreement and is non-refundable. Any amounts received prior to satisfying revenue recognition criteria are recorded as deferred revenue.
          Commercial revenues include royalties on product sales of Savella, revenue from commercial milestones and reimbursement for co-promotion of Savella. Royalty revenue is recognized when earned. Revenue from commercial milestones related to our NDA approval, net of sublicense fees, is recognized over the remaining patent life, which corresponds with the term of the collaboration agreement. Revenue from commercial milestones related to sales-based milestones, net of sublicense fees, is recognized upon the achievement of the specified milestones, which requires substantive effort, was not readily assured at the inception of the agreement and is non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Co-promotion reimbursement revenue is recognized in the period in which the detailing calls (measured on a per physician call basis) are performed using an estimated reimbursement rate based on historical cost information provided to us by Forest and consideration for any changes in Forest’s Savella sales force cost structure. We recognize this revenue as services have been rendered, the reimbursement rate is determinable and collectability is reasonably assured. At the end of Forest’s fiscal year on March 31, an annual reconciliation will be performed to adjust the per-detail fee to reflect the actual rate that is equal to the cost of such effort to Forest had it been accomplished by the Forest sales force detailing Savella. The corresponding costs associated with our co-promotion reimbursement are included as a component of selling, general and administrative expense on the Consolidated Statement of Operations.
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
6. Research and Development Expenses
          Research and development expenses consist primarily of salaries and related personnel expenses for our research and development personnel, fees paid to external service providers to conduct clinical trials, patient enrollment costs, fees and milestone payments under our license and development agreements, validation activities for our personalized medicine services and costs for facilities (including our laboratory), supplies, materials and equipment. All such costs are charged to research and development expenses as incurred. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments for the three and six months ended June 30, 2009 and 2008 for a change in estimate.
7. Net Loss Per Share
          Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted net loss per share by application of the treasury stock method. We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three and six months ended June 30, 2009 and 2008 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 654,550 and 702,023 for the three months ended June 30, 2009 and 2008, respectively, and 709,755 and 814,551 for the six months ended June 30, 2009 and 2008, respectively.
8. Comprehensive Loss
          The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(8,608,903)	$(3,991,210)	$(17,769,407)	$(6,872,191)
Unrealized gain (loss) on short-term Investments	130,730	(189,088)	(148,867)	(32,515)

Comprehensive loss	$(8,478,173)	$(4,180,298)	$(17,918,274)	$(6,904,706)

9. Share-Based Compensation
          Total share-based compensation expense related to stock options granted to employees and non-employee directors recognized for the three and six months ended June 30, 2009 and 2008 was comprised as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of personalized medicine services	$37,305	$—	$74,101	$—
Research and development expenses	340,223	362,565	697,388	645,841
Selling, general and administrative expenses	1,341,657	1,403,432	3,074,456	3,100,961

Comprehensive income (loss)	$1,719,185	$1,765,997	$3,845,945	$3,746,802

          As of June 30, 2009, there was $16.1 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.8 years.
10. 2009 Equity Incentive Plan
          On June 15, 2009, our stockholders approved the Cypress Bioscience, Inc. 2009 Equity Incentive Plan (“2009 Plan”) at our 2009 Annual Meeting of Stockholders. The 2009 Plan provides for the grant to employees, directors and consultants of incentive and non-qualified options to purchase our common stock, as well as the granting of stock appreciation rights, restricted stock awards, performance stock awards and other stock awards. The exercise price of stock options granted under the 2009 Plan shall not be less than the fair market value of our common stock on the date of grant. Options granted under the 2009 Plan have a term of up to ten years and generally vest over four years. The total number of shares reserved for issuance under the 2009 Plan is 8,000,000 shares.
11. Collaboration Agreement
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
12. Goodwill
          During the second quarter of 2009, we determined that our accounting for contingent payments made, in conjunction with our March 2008 acquisition of Proprius, to certain former Proprius employees that were originally accounted for as additional purchase price of the acquired business should have been accounted for as employee compensation for post-combination services provided to the Company. The contingent payments, which totaled $3.4 million, are maintained in an escrow account and will be returned to us if such employees do not fulfill their service commitment through March 2010.
          We have performed an evaluation to determine if the financial statement impacts resulting from this error in accounting were material, considering both quantitative and qualitative factors. Based on this materiality analysis, we concluded that correcting the cumulative error would be immaterial to the current year financial statements and a correction of the error would not have a material impact to any individual prior period financial statements. Accordingly, we have recorded an adjustment during the second quarter of 2009 to reduce goodwill associated with the Proprius acquisition by $3.4 million and have recognized the related entire cumulative compensation expense in the amount of $2.3 million ($0.5 million classified as research and development expense and $1.8 million classified as selling, general and administrative expense), including $0.4 million ($0.1 million classified as research and development expense and $0.3 million classified as selling, general and administrative expense) related to the three months ended March 31, 2009 and $1.4 million ($0.3 million classified as research and development expense and $1.1 million classified as selling general and administrative expense) related to the year ended December 31, 2008.
          The remaining $1.1 million of unearned compensation at June 30, 2009 will be recognized ratably through March 2010. If an employee does not fulfill the service condition and we obtain cash from the escrow account in an amount in excess of the unearned compensation attributable to that employee, such amount would be accounted for as a reversal of compensation expense at that time.
13. Asset Purchase Agreement
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
14. Fair Value Disclosures
          The following table presents information about our financial assets measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and certificates of deposits as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify U. S. government and agency debt, corporate debt securities and commercial paper holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At June 30, 2009, we did not hold any Level 3-classified financial assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements at June 30, 2009
		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets	Observable Inputs	Unobservable
Description	June 30, 2009	(Level 1)	(Level 2)	Inputs (Level 3)
Financial instruments owned:
Money market funds	$63,433,412	$63,433,412	$—	$—
Certificates of deposit	200,215	200,215	—	—
U.S. government and agency debt	78,629,522	—	78,629,522	—
Corporate debt securities	8,984,398	—	8,984,398	—

Total financial instruments owned	$151,247,547	$63,633,627	$87,613,920	$—

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
Company Overview
          Cypress Bioscience, Inc. provides therapeutics and personalized medicine services, facilitating improved and individualized patient care. Cypress’ goal is to address the evolving needs of specialist physicians and their patients by identifying unmet medical needs in the areas of pain, rheumatology, and physical medicine and rehabilitation, including challenging disorders such as fibromyalgia and rheumatoid arthritis. We believe our approach to improving patient care creates a unique partnership with physicians, and expect that offering personalized medicine services and therapeutic products through the same sales organization will provide Cypress a differentiated commercial strategy and sustainable competitive advantage.
          In January 2009 we received approval from the U.S. Food and Drug Administration (“FDA”) to market Savella (milnacipran HCl) for the management of fibromyalgia (“FM”). Savella was shipped to wholesalers and became available at pharmacies at the end of April 2009. Savella is a dual-reuptake inhibitor that preferentially blocks the reuptake of norepinephrine with higher potency than serotonin (in vitro). These two neurotransmitters are thought to play a central role in the symptoms for FM. We co-promote Savella for FM with our corporate partner, Forest Laboratories, Inc., or Forest Laboratories, and by the beginning of 2009 we expanded the sales force to 115 field based personnel in anticipation of the launch of Savella. At the beginning of May 2009 we began detailing Savella to rheumatologists, pain centers, and physical medicine and rehabilitation specialists in the U.S. Now that we are detailing Savella to physicians, we will be reimbursed by Forest Laboratories for the Savella sales calls that we make based on Forest Laboratories’ cost to conduct such sales calls.

          At the end of October 2008, with our initial 11 person sales force, we launched our first two novel personalized medicine services, Avise PG and Avise MCV, which are detailed to rheumatologists. Personalized medicine services are tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. Avise PG is a test that supports dose optimization and therapeutic decision making for patients taking methotrexate (“MTX”), a widely used first-line therapy for rheumatoid arthritis (“RA”). Avise MCV is a test that aids in the diagnosis and prognosis of RA. We believe that offering integrated personalized medicine services and pharmaceutical products through the same sales organization will facilitate physician access and improve the quality of the sales call, as well as help establish Cypress as a leader targeting these specific specialists. We began making this offering available at the beginning of May 2009 when we initiated promotion of Savella with our 115 field based personnel to the same rheumatologists that we currently call upon for our first two personalized medicine services.
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
          The efficacy of Savella for the management of fibromyalgia was established in two double-blind, placebo-controlled, multicenter studies in adult patients (18-74 years of age), 888 subjects in Study 1 and 1,196 subjects in Study 2. Enrolled patients met the American College of Rheumatology (“ACR”) criteria for fibromyalgia (a history of widespread pain for 3 months and pain present at 11 or more of the 18 specific tender point sites). Approximately 35% of patients had a history of depression. Study 1 was six months in duration and Study 2 was three months in duration. A larger proportion of patients treated with Savella than with placebo experienced a simultaneous reduction in pain from baseline of at least 30% (VAS) and also rated themselves as much improved or very much improved based on the patient global impression of change (PGIC). In addition, a larger proportion of patients treated with Savella met the criteria for treatment response, as measured by the composite endpoint that concurrently evaluated improvement in pain (VAS), physical function (SF-36 PCS), and patient global impression of change (PGIC), in fibromyalgia as compared to placebo.
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

          Additional information on our ongoing post approval clinical development program for Savella can be found at www.clinicaltrials.gov .
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
Comparison of Three Months Ended June 30, 2009 and 2008
Revenues Under Collaborative Agreements
          We recognized revenues under our collaborative agreement with Forest Laboratories of $0.9 million for the three months ended June 30, 2009 compared to $1.0 million for the three months ended June 30, 2008. The revenues under collaborative agreements recorded during 2009 and 2008 consist entirely of amounts earned or reimbursed to us pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of Savella. Such revenues include the recognition of the $25.0 million upfront payment received in January 2004 from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella. The amount of sponsored development reimbursements from Forest Laboratories and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella changes periodically and may be eliminated based on the level of development activity.
Commercial Revenues
          We recognized commercial revenues of $4.8 million for the three months ended June 30, 2009 in connection with the launch of Savella during the second quarter of 2009.
          The following table summarizes the components of commercial revenues for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
	2009	2008
Royalty revenue	$1,441,353	$—
Revenue from commercial milestones	462,660	—
Co-promotion reimbursement	2,915,011	—

	$4,819,024	$—

          We recognized royalty revenue of $1.4 million for the three months ended June 30, 2009 based on net sales of Savella during the period as reported by Forest Laboratories.
          Revenue from commercial milestones for the three months ended June 30, 2009 consists of the recognition of the $25.0 million milestone payment received in January 2009 upon NDA approval. A $1.25 million sublicense fee paid to Pierre Fabre was deducted from the $25.0 million, and the balance is recognized on a straight-line basis over the remaining patent life for Savella, which is estimated to be 13 years.
          Co-promotion reimbursement revenue of $2.9 million for the three months ended June 30, 2009 consists of reimbursement from Forest Laboratories for detail calls provided by our sales force during the period, as well as reimbursement for certain marketing costs incurred by us.
          The co-promotion reimbursement for detail calls is determined based on the number of detailing calls made by our sales force (measured on a per physician call basis) during the period, each of which is reimbursed at a rate equal to the cost of such effort to Forest had it been accomplished by the Forest sales force. At the end of Forest’s fiscal year on March 31, an annual reconciliation will be performed to adjust the per-detail fee to reflect the actual rate achieved by the Forest sales force detailing Savella. Based on historical cost information provided to us by Forest, we believe the per-detail fee utilized in our determination of revenue from the co-promotion reimbursement is based on reasonable and supportable estimates; however, there can be no assurance that our estimated costs will approximate the actual costs. The corresponding costs associated with our co-promotion reimbursement are included as a component of selling, general and administrative expense on the Consolidated Statement of Operations.
Revenues From Personalized Medicine Services
          Revenues for our personalized services business are recognized as cash payments for the services are received. We recognized revenue of approximately $56,000 during the second quarter of 2009 in connection with our personalized medicine services business, which was launched during the fourth quarter of 2008.
Cost of Personalized Medicine Services
          Cost of personalized medicine testing services primarily consists of the compensation and benefits (including bonuses, if any, and share-based compensation) of laboratory personnel, laboratory supplies, outside laboratory costs, shipping and distribution costs and facility-related expenses. We incurred costs of $0.5 million during the second quarter of 2009 in connection with our personalized medicine services business, which was launched during the fourth quarter of 2008.
Research and Development
          Research and development expenses for the three months ended June 30, 2009 were $2.0 million compared to $3.0 million for the three months ended June 30, 2008. The decrease in research and development expenses is primarily attributable to a decrease in costs incurred during the second quarter of 2009 in connection with our proof of concept studies for new compounds, as well as one-time costs owed to Forest Laboratories in the second quarter of 2008 as agreed upon in the amendment to our agreement with Forest Laboratories.

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
Selling, General and Administrative
          Selling, general and administrative expenses for the three months ended June 30, 2009 were $12.4 million compared to $3.2 million for the three months ended June 30, 2008. The increase in selling, general and administrative expenses is primarily due to the costs associated with supporting our commercial organization, including salary, commission and benefits, travel expenses, training costs and automobile fleet costs, as well as marketing expenses incurred during the second quarter of 2009 and compensation expense recognized for contingent payments in connection with our acquisition of Proprius.
Interest Income
          Interest income for the three months ended June 30, 2009 was $0.5 million compared to $1.2 million for the three months ended June 30, 2008. The decrease in interest income for the three months ended June 30, 2009 compared to the corresponding period in 2008 is primarily due to a general decrease in interest rates and related yields experienced during the second quarter of 2009 compared to the second quarter of 2008.
Comparison of Six Months Ended June 30, 2009 and 2008
Revenues Under Collaborative Agreement
          We recognized revenues under our collaborative agreement with Forest Laboratories of $8.3 million for the six months ended June 30, 2009 compared to $15.2 million for the six months ended June 30, 2008. Revenues during the six months ended June 30, 2009 included a $6.5 million reimbursement for the remaining two-thirds of the costs paid in advance by us in connection with the second Phase III trial for Savella received from Forest Laboratories in January 2009 upon approval of our New Drug Application (“NDA”). This compares to a $10.0 million milestone payment and $3.2 million reimbursement for one-third of the costs paid in connection with the second Phase III trial for Savella received from Forest Laboratories in February 2008 upon acceptance of our NDA. The revenues under collaborative agreements recorded during 2009 and 2008 consist entirely of amounts earned or reimbursed to us pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of Savella. Such revenues include the recognition of the $25.0 million upfront payment received in January 2004 from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella. The amount of sponsored development reimbursements from Forest Laboratories and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella changes periodically and may be eliminated based on the level of development activity.

Commercial Revenues
          We recognized commercial revenues of $5.3 million for the six months ended June 30, 2009 in connection with the launch of Savella during the second quarter of 2009.
          The following table summarizes the components of commercial revenues for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008
Royalty revenue	$1,441,353	$—
Revenue from commercial milestones	925,320	—
Co-promotion reimbursement	2,915,011	—

	$5,281,684	$—

          We recognized royalty revenue of $1.4 million for the six months ended June 30, 2009 based on net sales of Savella during the period as reported by Forest Laboratories.
          Revenue from commercial milestones for the six months ended June 30, 2009 consists of the recognition of the $25.0 million milestone payment received in January 2009 upon NDA approval. A $1.25 million sublicense fee paid to Pierre Fabre was deducted from the $25.0 million, and the balance is recognized straight-line basis over the remaining patent life for Savella, which is estimated to be 13 years.
          Co-promotion reimbursement revenue of $2.9 million for the six months ended June 30, 2009 consists of reimbursement from Forest Laboratories for detail calls provided by our sales force during the period, as well as reimbursement for certain marketing costs incurred by us.
Revenues From Personalized Medicine Services
          Revenues for our personalized services business are recognized as cash payments for the services are received. We recognized revenue of approximately $59,000 during the six months ended June 30, 2009 in connection with our personalized medicine services business, which was launched during the fourth quarter of 2008.
Cost of Personalized Medicine Services
          Cost of personalized medicine testing services primarily consists of the compensation and benefits (including bonuses, if any, and share-based compensation) of laboratory personnel, laboratory supplies, outside laboratory costs, shipping and distribution costs and facility-related expenses. We incurred costs of $0.9 million during the first half of 2009 in connection with our personalized medicine services business, which was launched during the fourth quarter of 2008.
Research and Development
          Research and development expenses for the six months ended June 30, 2009 were $9.3 million compared to $5.7 million for the six months ended June 30, 2008. The increase in research and development expenses is primarily attributable to a $3.0 million milestone payment owed to Pierre Fabre upon NDA approval in connection with our collaboration agreement with Forest Laboratories and a $2.0 million payment recognized as research and development expense during the first quarter of 2009 in connection with our asset purchase agreement with Cellatope. This increase in research and development expenses was partially offset by a $1.0 million milestone payment and $0.5 million sublicense fee owed to Pierre Fabre upon NDA acceptance in the first quarter of 2008.
Selling, General and Administrative
          Selling, general and administrative expenses for the six months ended June 30, 2009 were $22.4 million compared to $6.7 million for the six months ended June 30, 2008. The increase in selling, general and administrative expenses is primarily due to the costs associated with building and supporting our commercial organization, including salary, commission and benefits, travel expenses, training costs and automobile fleet costs, as well as marketing expenses incurred during 2009, increased legal fees incurred during 2009 in connection with patent filing activities and compensation expense recognized for contingent payments in connection with our acquisition of Proprius.
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
Interest Income
          Interest income for the six months ended June 30, 2009 was $1.1 million compared to $2.9 million for the six months ended June 30, 2008. The decrease in interest income for the six months ended June 30, 2009 compared to the corresponding period in 2008 is primarily due to a general decrease in interest rates and related yields experienced during the first half of 2009 compared to the first half of 2008.

Liquidity and Capital Resources
          At June 30, 2009, we had cash, cash equivalents and short-term investments of $151.3 million compared to cash, cash equivalents and short-term investments of $145.5 million at December 31, 2008. Working capital at June 30, 2009 totaled $148.3 million compared to $138.8 million at December 31, 2008. We have invested a substantial portion of our available cash in money market funds, marketable debt instruments of governmental agencies, corporate debt securities, commercial paper and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.
          Net cash provided by operating activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $6.7 million for the six months ended June 30, 2009, compared to $7.9 million for the six months ended June 30, 2008. The primary source of cash from operations during the six months ended June 30, 2009 was the $25.0 million milestone payment and the $6.5 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $4.7 million for changes in operating assets and liabilities (excluding impact of initial deferred revenue amount from milestone payment) and non-cash charges of $5.5 million. The primary source of cash from operations during the six months ended June 30, 2008 was the $10.0 million milestone payment and the $3.2 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $0.7 million for changes in operating assets and liabilities and non-cash charges of $15.5 million that includes $12.6 million of the write-off of in-process research and development related to the acquisition of Proprius.
          Net cash provided by investing activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $3.8 million for the six months ended June 30, 2009, compared to $37.4 million for the six months ended June 30, 2008. The fluctuation in net cash provided by investing activities during the six months ended June 30, 2009 compared to the corresponding prior year period was primarily a result of a decrease in net proceeds from the sales of short-term investments during the six months ended June 30, 2009 compared the corresponding prior year period, partially offset by $39.1 million in cash paid for the acquisition of Proprius during the six months ended June 30, 2008.
          Net cash provided by financing activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $0.4 million for the six months ended June 30, 2009, compared to $2.0 million for the six months ended June 30, 2008. The decrease in net cash provided by financing activities during the six months ended June 30, 2009 compared to the corresponding prior year period was primarily the result of proceeds of approximately $0.4 million from the exercise of stock options during 2009 compared to proceeds of approximately $2.0 million from the exercise of stock options during 2008.
          The following table summaries our long-term contractual obligations as of June 30, 2009:

		Less than
		1 year	1 - 3 years	3 – 5 years	More than 5
	Total	(2009)	(2010– 2012)	(2013-2015)	years (2016 +)
Operating leases	$1,106,353	$190,275	$807,453	$108,625	$—
Purchase obligations (1)	182,384	182,384	—	—	—

Total	$1,288,737	$372,659	$807,453	$108,625	$—

(1)	Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty.

Purchase obligations exclude agreements that are cancelable without penalty and also exclude accrued liabilities to the extent presented on the balance sheet as of June 30, 2009.
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
          Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at June 30, 2009 are sufficient to fund operations through at least 2010. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives. In order to acquire or develop additional products and product candidates, we will likely require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
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
Critical Accounting Policies
          There were no significant changes in critical accounting policies or estimates from those at December 31, 2008 other than as follows:
Revenue Recognition
          Our revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Some of our agreements contain multiple elements and in accordance with these agreements, we may be eligible upfront license fees, sponsored development reimbursements, funding for certain of our employees, co-promotion reimbursement, development and commercial milestones and royalties.
          Revenues under our collaborative agreement include upfront license fees, sponsored development reimbursements, funding for certain of our employees and development milestones. Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period such arrangements require on-going services or performance. Amounts received for sponsored development activities, including funding received for certain of our employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. Amounts received for development milestones are recognized upon achievement of the milestone, which requires substantive effort, was not readily assured at the inception of the agreement and is non-refundable. Any amounts received prior to satisfying revenue recognition criteria are recorded as deferred revenue.

          Commercial revenues include royalties on product sales of Savella, revenue from commercial milestones and reimbursement for co-promotion of Savella. Royalty revenue is recognized when earned. Revenue from commercial milestones related to our NDA approval is recognized over the remaining patent life, which corresponds with the term of the collaboration agreement. Revenue from commercial milestones related to sales-based milestones is recognized upon the achievement of the specified milestones, which requires substantive effort, was not readily assured at the inception of the agreement and is non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Co-promotion reimbursement revenue is recognized in the period in which the detailing calls (measured on a per physician call basis) are performed using an estimated reimbursement rate based on historical cost information provided to us by Forest and consideration for any changes in Forest’s Savella sales force cost structure. We recognize this revenue as services have been rendered, the reimbursement rate is determinable and collectability is reasonably assured. At the end of Forest’s fiscal year on March 31, an annual reconciliation will be performed to adjust the per-detail fee to reflect the actual rate that is equal to the cost of such effort to Forest had it been accomplished by the Forest sales force detailing Savella. The corresponding costs associated with our co-promotion reimbursement are included as a component of selling, general and administrative expense on the Consolidated Statement of Operations.
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
     In a period of a few months, we hired 115 field based sales employees to create a commercial infrastructure in order to launch Savella along with our corporate partner, Forest Laboratories. We initially began with an 11 person sales force which launched the first two of our personalized medicine services in October 2008 and hired the remainder of our current sales field personnel by January 2009. Our launch of Savella at the beginning of May 2009 is a result of us exercising our co-promotion right which allows us to co-promote Savella under our agreement with Forest Laboratories and be paid by Forest for the Savella portion of the sales details. While Savella was approved by the U.S. Food and Drug Administration (FDA) on January 14, 2009, Cypress and Forest did not commence product promotion until May 2009. The delay in launching Savella delayed our ability to generate royalty revenues under our collaboration with Forest and prevented us from being reimbursed for the portion of our sales force calls that would have been devoted to the promotion of Savella, which will cause the net cost of our sales force to be a larger portion of our expected expenses for the year 2009.
          The co-promotion right is subject to our maintaining our own sales capabilities, which includes our sales force. In the event we are unable to maintain our sales force, we would lose our co-promotion right with respect to Savella. In addition, although we now have the number of required sales personnel, the performance of our sales personnel as measured by actual sales may be disappointing. Many of our competitors have significantly greater experience than we do in selling, marketing and distributing products and services, and we may not be able to compete successfully with them with the sales force we have developed. Even though we intend to offer integrated personalized medicine services and therapeutic products through the same sales organization, this may not facilitate greater physician access or improve the quality of the sales call, and it may not help establish Cypress as a leader targeting these specific specialists. In addition, because our initial personalized medicine services are targeted only to rheumatologists, the potential synergies from offering personalized medicine services and therapeutic products together exist in only a small portion of our Savella sales calls at this time..
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
          We launched the first of our two personalized medicine services in October 2008. These services were acquired in March 2008, when we acquired Proprius, a formerly private San Diego-based personalized medicine services and specialty pharmaceutical company. We have limited experience in the personalized medicine services space. The launch of our personalized medicine services has exposed us to potential operational and financial risks, including:
•	we may be unable to drive awareness of, and to establish the clinical need for, these personalized medicine services, and therefore may be unable to successfully commercialize these products and services;

•	higher development or commercialization costs than we anticipate for the personalized medicine services;

•	challenges with running a service business;

•	higher than expected licensing and integration costs;

•	exposure to liabilities of licensed and acquired intellectual property, compounds, products and services;

•	disruption of our business and diversion of our management’s time and attention as part of integrating Proprius’ business with our operations; and

•	potential significant impairment charges related to goodwill.
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
          Since each payer makes its own decision as to whether to establish a policy to reimburse our test, seeking these approvals is a time-consuming and costly process. We do not yet have any third-party payer reimbursement agreements.
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
          In a period of a few months in late 2008, we hired 115 field based sales employees and management to create a commercial infrastructure in order to launch Savella along with our corporate partner, Forest Laboratories, which contributed to an increase in our full-time employees from 37 as of September 30, 2008 to 151 as of June 30, 2009. We will need to continue to expand our managerial, operational and other resources in order to manage and fund our existing business, including the development activities relating to our personalized medicine services, and in order to perform under our co-promotion arrangement for Savella we will need to manage activities relating to the commercialization of Savella. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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
* All of our personalized medicine services are performed at a single laboratory and, in the event this facility was to be affected by man-made or natural disasters, our personalized medicine services operations could be severely impaired.
          We are performing all our personalized medicine testing services in our laboratory located in San Diego, California. Despite precautions taken by us, any future natural or man-made disaster at this laboratory, such as a fire, earthquake or terrorist activity, could cause substantial delays in our personalized medicine services operations, damage or destroy our equipment and biological samples or cause us to incur additional expenses. In addition, we are leasing the facilities where our lab operates and anytime a lab is moved, it could also cause substantial delay in our personalized medicine services operations, damage or destroy our equipment and biological samples or cause us to incur additional expenses. In the event of an extended shutdown of our laboratory, we may be unable to perform our personalized medicine testing services in a timely manner or at all and therefore would be unable to operate our personalized medicine services business in a commercially competitive manner, which would also detract from our ability to offer integrated personalized medicine services and therapeutic products through the same sales organization. We cannot assure you that we could recover quickly from a serious natural or man-made disaster or that we would not permanently lose customers as a result of any such business interruption. This could harm our operating results and financial condition.
          In order to rely on a third party to perform our personalized medicine testing services, we could only use another facility with established state licensure and accreditation under Clinical Laboratory Improvement Amendments (CLIA). We may not be able to find another CLIA-certified facility and comply with applicable procedures, or find any such laboratory that would be willing to perform the tests for us on commercially reasonable terms. Additionally, any new laboratory opened by us would be subject to certification under CLIA and licensure by various states, which would take a significant amount of time and result in delays in our ability to continue our personalized medicine services operations.
Failure to timely or accurately bill for our personalized medicine services could have a material adverse effect on our personalized medicine services net revenues and bad debt expense.
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
We have a financial risk related to collections for our personalized medicine services.
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
* We rely upon Pierre Fabre as our exclusive supplier of the active ingredient in Savella and if Pierre Fabre fails to supply us sufficient quantities of the active ingredient it may delay or prevent us from further commercializing Savella.
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
          It is possible that we will never be able to realize material cash inflows from sales of our personalized medicine services or that even if we do, such material cash flows do not occur until after 2010. Further, if we are unable to realize significant revenues in the sale of any of our current personalized medicine services or if Forest Laboratories and Cypress are unable to achieve significant sales of Savella, we will be unable to generate sufficient revenues (including revenues from royalties), may be unsuccessful in raising additional capital and may cease our operations. Even with the launch of our two initial personalized medicine services and Savella, because of the increased costs associated with running a commercial organization, we still may never achieve profitability.
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
          We may be subject to legal actions asserting product liability claims relating to the use of Savella. In connection with exercising our co-promotion right, we agreed to indemnify Forest Laboratories with respect to the promotion of Savella. Although we currently maintain $10 million in insurance for product liability claims, litigation is inherently subject to uncertainties and we may be required to expend substantial amounts in the defense or resolution of any product liability claims made relating to the use of Savella, some or all of which may not be covered by insurance.
          We also plan to continue conducting clinical trials on humans using milnacipran and our other Proof of Concept stage development candidates and the use of milnacipran and these other development candidates may result in adverse effects. Although we are aware that there are side effects associated with milnacipran and these other development candidates, we cannot predict all possible harm or side effects that may result from the treatment of patients with milnacipran or any of our future product candidates, and the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities. We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.
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
          Our regulatory approval for Savella has been and regulatory approval for any future product candidates will be limited to the indications, dosages and restrictions on the product label. The FDA has approved Savella for the management of fibromyalgia, and has imposed additional limitations on the indicated uses, has required post-marketing surveillance and the performance of potentially costly post-marketing studies. Even though we have received FDA approval for Savella, as we have seen with other products on the market, Savella or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. We and Forest Laboratories continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. Federal and state regulatory approvals we have received related to our current personalized medicine services and may receive related to planned or future personalized medicine services mandate specific clinical laboratory approval standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality and inspections, and our failure to meet and maintain those approvals could adversely affect our ability to offer personalized medicine products and services. In addition, the FDA has in the past and may in the future claim regulatory authority over laboratory-developed tests, in which event our personalized medicine services may directly or indirectly become subject to FDA approval.
* If advances in technology allow others to perform and/or provide personalized medicine services which are similar to or better than ours or to perform such services in a more efficient or cost-effective manner than is currently possible, our personalized medicine services may not meet with demand in the marketplace or the demand for these services may decrease.
          The diagnostic industry is characterized by rapidly advancing technology that may enable clinical laboratories, hospitals, physicians or other medical providers to perform and/or provide personalized medicine services similar to or better than ours in a more efficient or cost-effective manner than is currently possible. With respect to our personalized medicine services, other advances in technology may result in a decreased demand for our personalized medicine services. In addition, in order for our business to be successful, we may need to develop new personalized medicine tests or improve existing personalized medicine tests. There is no assurance, however, that we will be able to develop or improve these personalized medicine services in the future. Even if we successfully develop such services in a timely manner, these new tests may not be utilized by our customers. If we fail to develop new services or release new or improved tests on a timely basis, or if such tests do not obtain market acceptance for any reason, our financial condition and results of operations could be harmed.
* The FDA may decide to exercise enforcement discretion and require FDA approval or clearance of our personalized medicine services.
          Laboratory-developed tests, like Avise MCV and Avise PG, are regulated by CLIA, as administered by the Centers for Medicare and Medicaid Service, or CMS, as well as applicable state laws. The FDA has in the past also claimed regulatory authority over laboratory-developed tests, but has stated that it was exercising enforcement discretion in not regulating laboratory-developed tests performed by high complexity, CLIA-certified laboratories. Our current personalized medicine services have not been cleared or approved by the FDA. Due to the evolving regulatory environment, there is always the risk that the FDA could decide to exercise its oversight with respect to any one of our tests and determine that FDA approval or clearance is required. This would require additional time and money and could require us to cease offering our personalized medicine services, which could have a material adverse effect on our business. If we fail to properly develop our personalized medicine services or if we fail to validate them accurately or inaccurately measure the performance specifications of the personalized medicine services we develop due to human error, deficiencies in our quality control process or otherwise, we may become subject to legal action as well as damage to our reputation with customers, which could have a material adverse effect upon our business.
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
          As of June 30, 2009, we had only 151 full-time employees. Although we have more employees than we have had historically, 115 of these employees are devoted to our sales organization, and therefore, as we have in the past, we expect to continue to rely on third parties to conduct all of our clinical trials. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize any of our future product candidates.

* Even if our product candidates are approved, the market may not accept these products or services or our existing products and services.
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
          If Avise PG, Avise MCV, Savella, or any future product candidates that we may develop do not achieve market acceptance, we may lose our investment in that product candidate, which may cause our stock price to decline, and our financial condition and results of operations could also be harmed.
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
          We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of June 30, 2009, we had only 151 full-time employees and therefore, we rely heavily on each of our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the further development and commercialization of Savella, our personalized medicine services or any future product candidates. We expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.
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

          We have incurred substantial losses during our history. For the six months ended June 30, 2009 and the years ended December 31, 2008 and 2006, we incurred net losses of $17.8 million, $18.2 million and $8.3 million, respectively. As of June 30, 2009, we had an accumulated deficit of $186.0 million. We do not expect to be profitable in the near future, and our ability to become profitable will depend upon our and Forest Laboratories’ ability to further develop, market and commercialize Savella, and our ability to further develop, market and commercialize our personalized medicine services and any other products we may develop. We may not become profitable in the foreseeable future and may never achieve profitability.
* We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or eliminate our sales efforts and the development of future product candidates and personalized medicine services or to discontinue the completion of any proposed acquisitions, or which could adversely affect our ability to realize the expected benefits of any completed acquisitions.
          We will incur certain non-reimbursable expenses in connection with the sales of Savella, and will also incur costs in the development of additional personalized medicine services. We are also incurring expenses in connection with our Proof of Concept trials, the evaluation of potential acquisitions or other strategic transactions and will incur additional expenses in the event we close any such transactions or enter into any co-promotion, in-licensing or collaboration agreements in connection with any such transactions. We may also be required to pay up to $37.5 million in potential milestone-related payments associated with the development of certain therapeutic candidates acquired in our merger with Proprius and a $3.0 million milestone payment in connection with our acquisition of Cellatope. We do not have any committed external sources of funding and although we expect to have revenues, it is likely our revenues will be less than we expect to spend in the year 2009 and that at some time in the future we will likely need to raise additional capital through the sale of equity or debt. The amount of capital we will require will depend upon many factors, including but not limited to, the amount we spend on our sales force that is not reimbursed by Forest Laboratories, how much is ultimately required to develop the products and personalized medicine services that are in development and the evaluation and potential closing of any strategic transactions. If we are unable to raise capital when we need it, we may have to scale back or eliminate our sales force or some or all of our development of existing or future product candidates and personalized medicine services and discontinue the evaluation or completion of any proposed acquisitions or strategic transactions, and we may be unable to realize the expected benefits of any completed acquisitions or strategic transactions.
* Raising additional funds by issuing securities, or through collaboration and licensing arrangements, may cause dilution to existing stockholders, restrict our operations, or require us to relinquish propriety rights.
          We may attempt to raise additional funds through public or private equity offerings, as we did in June 2007 with a public equity offering, or through debt financings. However, the credit crisis and the current economic conditions may prevent us from raising money through debt or equity financings. We may also issue equity or other securities in connection with corporate collaborations and licensing arrangements, or raise funds through arrangements like these. For example, under our reformulation and new product agreement with Collegium Pharmaceutical, Inc., or Collegium, Collegium may require that any milestone payments we are required to make to Collegium be paid with shares of our common stock. In addition, the potential milestone payments due to the stockholders of Proprius may be paid in up to 50% stock of Cypress, at our election. To the extent that we are able to raise additional capital by issuing equity securities, or otherwise issue equity securities in connection with corporate collaboration and licensing arrangements or otherwise, our existing stockholders’ ownership percentage will be diluted. Any financing or other transaction that involves our issuing securities that we do engage in may also include provisions that restrict our operations. In addition, if we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish potential valuable rights to our potential products on terms that are not favorable to us.
* The investment of our cash balance and short-term investments are subject to risks which may cause losses and affect the liquidity of these investments.
          As of June 30, 2009, we had $63.5 million in cash and cash equivalents and $87.8 million in short-term investments. We have historically invested these amounts in United States government securities, corporate debt securities, commercial paper, certificates of deposit and money market funds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. During the quarter ended June 30, 2009, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
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
          The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2006 through December 31, 2008, the low and high sales prices for our common stock ranged from $4.90 to $18.20. For the six months ended June 30, 2009, our low and high sales prices were $6.70 and $10.10, respectively. As of June 30, 2009, the last reported sale price of our common stock was $9.42. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We expect our stock price to be volatile in the near future. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:
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
          As of June 30, 2009, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 50% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
          Provisions in our second amended and restated certificate of incorporation and our third amended and restated bylaws may delay, impede or prevent an acquisition or change in control of us. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. These provisions include, among others, a requirement that our board of directors be divided into three classes with directors serving three year terms and with only one class of directors being elected in any given year, a requirement that special meetings of our stockholders may only be called by the chairman of the board, our chief executive officer or a majority of our board of directors and a prohibition on actions by our stockholders by written consent. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.
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
* If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our ability to operate our business and investors’ view of us.
          As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404 related to internal controls, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will increase our costs and will continue to require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our ability to raise financing and operate our business as well as our stock price.
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
          There is significant litigation in the industry regarding patent and other intellectual property rights. We may be exposed to future litigation by third parties based on claims that our products and services and product and service candidates, technologies or activities infringe the intellectual property rights of others. If our drug development or personalized medicine services activities are found to infringe any such patents, we may have to pay significant damages. There are many patents relating to chemical compounds and the uses thereof. If our compounds are found to infringe any such patents, we may have to pay significant damages. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against our company or our collaborators could lead to:
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable
Item 3 — Defaults Upon Senior Securities
          Not applicable
Item 4 — Submission of Matters to a Vote of Security Holders
          The Annual Meeting of Stockholders, or the Annual Meeting, of the Company was held on June 15, 2009. The Company had 38,058,754 shares of common stock outstanding and entitled to vote as of April 24, 2009, the date of record of the meeting. At the meeting, holders of a total of 32,238,382 shares of common stock were present in person or represented by proxy. The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:
(1) For the elections of the nominee directors that will hold office until the annual meeting of stockholders in 2012:

	For	Withheld Authority or Against
Jay Kranzler	29,586,908	2,651,474
Perry Molinoff	30,126,780	2,111,602
Daniel Petree	23,667,898	8,570,484
The Company’s Board of Directors is comprised of the individuals elected this year and the following directors for the following terms: Roger Hawley and Tina Nova whose terms expire in 2010 and Jon McGarity, Jean-Pierre Millon and Amir Kalali whose terms expire in 2011.
(2) To increase the authorized number of shares of common stock from 60,000,000 to 90,000,000 shares:

For	Against	Abstained
28,894,995	3,223,566	119,817
(3) To approve the Company’s 2009 Equity Incentive Plan:

For	Against	Abstained
15,119,835	11,414,523	39,819
(4) To ratify the selection of Ernst & Young LLP by the Audit Committee of our Board of Directors to continue as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstained
26,865,348	5,355,466	17,567
Item 5 — Other Information
          Not applicable

Item 6 — Exhibits

3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.3	Fourth Amended and Restated By-Laws. (2)

4.1	Form of Stock Certificate. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(b) or Rule 15d – 14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix C of our Definitive Proxy Statement filed with the SEC on August 11, 2003

(2)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 6, 2009

(3)	Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Cypress Bioscience, Inc.
Date: August 10, 2009	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 10, 2009	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer, Chief Operating
Officer and Executive Vice President (Principal Financial Officer)