Form 10-Q
period 2009-09-30
CYPRESS BIOSCIENCE INC
filed 2009-11-09
CIK 716054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009,
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At November 4, 2009, 38,295,761 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CYPRESS BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$48,537,815	$52,490,414
Short-term investments	96,275,678	93,004,191
Receivable from Forest Laboratories	5,069,012	165,880
Prepaid expenses and other current assets	5,058,072	1,048,668

Total current assets	154,940,577	146,709,153

Property and equipment, net	1,395,867	1,088,749
Goodwill	23,028,598	26,465,627
Restricted cash	487,111	—
Other assets	306,494	328,994

Total assets	$180,158,647	$174,592,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$623,050	$2,055,567
Accrued compensation	4,240,626	1,055,056
Accrued liabilities	279,666	377,992
Payable to Forest Laboratories	951,254	1,118,000
Current portion of deferred revenue	5,202,056	3,351,416

Total current liabilities	11,296,652	7,958,031

Deferred rent	20,423	16,452
Deferred revenue, net of current portion	24,700,650	6,702,832
Other liabilities	487,111	—

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 90,000,000 shares of common stock authorized; 38,295,761 and 37,906,994 shares issued and outstanding at September 30, 2009 (unaudited) and December 31, 2008, respectively	38,296	37,907
Additional paid-in capital	334,741,985	327,595,174
Accumulated other comprehensive income	311,331	481,154
Accumulated deficit	(191,437,801)	(168,199,027)

Total stockholders’ equity	143,653,811	159,915,208

Total liabilities and stockholders’ equity	$180,158,647	$174,592,523

See accompanying notes to consolidated financial statements.
Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Revenues under collaborative agreement	$839,905	$979,310	$9,163,152	$16,209,804
Commercial revenues	5,150,838	—	10,432,522	—
Revenues from personalized medicine services	74,586	—	133,485	—

Total revenues	6,065,329	979,310	19,729,159	16,209,804

Operating expenses:
Cost of personalized medicine services	562,831	—	1,421,026	—
Research and development	1,311,341	2,035,541	10,597,400	7,714,526
Selling, general and administrative	9,914,859	4,074,582	32,328,987	10,778,424
In-process research and development	—	—	—	12,590,000

Total operating expenses	11,789,031	6,110,123	44,347,413	31,082,950

Loss from operations	(5,723,702)	(5,130,813)	(24,618,254)	(14,873,146)

Interest income	254,335	1,018,590	1,379,480	3,888,732

Net loss	$(5,469,367)	$(4,112,223)	$(23,238,774)	$(10,984,414)

Net loss per share — basic and diluted	$(0.14)	$(0.11)	$(0.61)	$(0.29)

Shares used in computing net loss per share —basic and diluted	38,257,303	37,883,074	38,100,661	37,683,507

See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net loss	$(23,238,774)	$(10,984,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	357,021	57,815
In-process research and development	—	12,590,000
Amortization of premium/discount on short-term investments	551,563	(1,179,856)
Share-based compensation for options issued to non-employees	—	20,245
Share-based compensation for stock and options issued to employees	6,296,061	5,673,619
Non-cash portion of asset acquisition	487,111	—
Changes in operating assets and liabilities, net of effects from purchase of Proprius	15,864,903	(1,829,055)

Net cash provided by operating activities	317,885	4,348,354

Investing Activities
Cash paid to acquire Proprius, net of cash acquired	—	(39,084,627)
Purchases of short-term investments	(78,330,811)	(47,694,297)
Proceeds from sale of short-term investments	74,337,938	137,350,000
Purchases of property and equipment	(641,639)	(376,901)
Deposit of restricted cash	(487,111)	—

Net cash (used in) provided by investing activities	(5,121,623)	50,194,175

Financing Activities
Proceeds from exercise of stock options	851,139	1,972,532

Net cash provided by financing activities	851,139	1,972,532

(Decrease) increase in cash and cash equivalents	(3,952,599)	56,515,061
Cash and cash equivalents at beginning of period	52,490,414	70,093,425

Cash and cash equivalents at end of period	$48,537,815	$126,608,486

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
2. Basis of Presentation
          The accompanying financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles for interim financial statements. Certain information and disclosures normally included in complete audited year end financial statements have been condensed or omitted. In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more information, these financial statements should be read in conjunction with the audited financial statements and the related disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009. Further, in connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued requirements regarding subsequent events, we evaluated subsequent events after the balance sheet date of September 30, 2009 through November 9, 2009, the date of issuance of our financial statements.
          The condensed consolidated financial statements include the accounts of Cypress Bioscience, Inc. and its wholly-owned subsidiary, Proprius Pharmaceuticals, Inc. (“Proprius”), collectively referred to as Cypress Bioscience, Inc. All significant intercompany accounts and transactions have been eliminated.
3. Recent Accounting Pronouncements
          The Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The Codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our consolidated financial position, results of operations or cash flows.
          In April 2009, the FASB issued authoritative guidance that requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments. This guidance became effective for all interim reporting periods ending after June 15, 2009, with early adoption permitted for interim reporting periods ending after March 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

          In May 2009, the FASB issued authoritative guidance on subsequent events, which we adopted on a prospective basis beginning April 1, 2009. The guidance is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application did not have an impact on our consolidated financial position, results of operations or cash flows.
          In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements which establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for a deliverable will be based on vendor-specific objective evidence if available, third party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third party evidence is available. The standard eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This standard is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Early adoption of is permitted. The Company is currently evaluating the potential impact of adopting the accounting guidance on its consolidated results of operations and financial position.
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
          At September 30, 2009 and December 31, 2008, short-term investments consisted of the following:

	September 30, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. government and agency debt	$86,904,826	$290,372	$(32,702)	$87,162,496
Corporate debt securities	9,059,521	53,661	—	9,113,182

	$95,964,347	$344,033	$(32,702)	$96,275,678

	December 31, 2008
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. government and agency debt	$87,637,614	$468,401	$(11,312)	$88,094,703
Corporate debt securities	600,000	2,208	—	602,208
Commercial paper	1,985,423	8,763	—	1,994,186
Certificates of deposit	2,300,000	13,094	—	2,313,094

	$92,523,037	$492,466	$(11,312)	$93,004,191

          The unrealized losses on investments were primarily caused by changes in interest rates. Based on an evaluation of the credit standing of each issuer, we believe it is probable that we will be able to collect all amounts due according to the contractual terms.
          Realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2009 and 2008.
          Contractual maturities for short-term investments at September 30, 2009 were as follows:

Fair Value
Due within 1 year	$77,004,234
After 1 year but within 2 years	19,271,444

Total	$96,275,678

5. Revenue Recognition
          Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Some of our agreements contain multiple elements and in accordance with these agreements, we may be eligible for upfront license fees, sponsored development reimbursements, funding for certain of our employees, co-promotion reimbursement, development and commercial milestones and royalties.
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
          Commercial revenues include royalties on product sales of Savella, revenue from commercial milestones and reimbursement for co-promotion of Savella. Royalty revenue is recognized based on royalties reported by Forest Laboratories during the quarter with such payment due within 45 days after quarter end. The royalty rate as stated in our agreement with Forest Laboratories is subject to adjustment based on Forest’s total payment obligations to Cypress and Pierre Fabre; however, the royalty rate cannot be reduced below the stipulated floor. Revenue from commercial milestones related to our New Drug Application (“NDA”) approval, net of sublicense fees, is recognized over the remaining patent life, which corresponds with the term of the collaboration agreement. As this milestone payment cannot be bifurcated from the reimbursement for the co-promotion of Savella, it has been deferred and is being recognized over the relevant period. Revenue from commercial milestones related to sales-based milestones, net of sublicense fees, is recognized upon the achievement of the specified milestones, which requires substantive effort, was not readily assured at the inception of the agreement and is non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Co-promotion reimbursement revenue is recognized in the period in which the detailing calls (measured on a per physician call basis) are performed using an estimated reimbursement rate based on historical cost information provided to us by Forest and consideration for any changes in Forest’s Savella sales force productivity. We recognize this revenue as services have been rendered, the reimbursement rate is determinable and collectability is reasonably assured. At the end of Forest’s fiscal year on March 31, an annual reconciliation will be performed to adjust the per-detail fee to reflect the actual rate that is equal to the cost of such effort to Forest had it been accomplished by the Forest sales force detailing Savella. Differences in revenue resulting from changes between the estimated rate and actual rate are adjusted for in the period they become known. The corresponding costs associated with our co-promotion reimbursement are included as a component of selling, general and administrative expense on the Consolidated Statement of Operations.
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
6. Research and Development Expenses
          Research and development expenses consist primarily of salaries and related personnel expenses for our research and development personnel, fees paid to external service providers to conduct clinical trials, patient enrollment costs, fees and milestone payments under our license and development agreements, validation activities for our personalized medicine services and costs for facilities (including our laboratory), supplies, materials and equipment. All such costs are charged to research and development expenses as incurred. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments for the three and nine months ended September 30, 2009 and 2008 for a change in estimate.
7. Net Loss Per Share
          Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted net loss per share by application of the treasury stock method. We have excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the three and nine months ended September 30, 2009 and 2008 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 683,187 and 644,654 for the three months ended September 30, 2009 and 2008, respectively, and 721,140 and 767,293 for the nine months ended September 30, 2009 and 2008, respectively.

8. Comprehensive Loss
          The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(5,469,367)	$(4,112,223)	$(23,238,774)	$(10,984,414)
Unrealized loss on short-term Investments	(20,956)	(54,526)	(169,823)	(87,041)

Comprehensive loss	$(5,490,323)	$(4,166,749)	$(23,408,597)	$(11,071,455)

9. Share-Based Compensation
          Total share-based compensation expense related to stock options granted to employees and non-employee directors recognized for the three and nine months ended September 30, 2009 and 2008 was comprised as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of personalized medicine services	$55,640	$—	$129,741	$—
Research and development expenses	344,108	382,271	1,041,496	1,028,112
Selling, general and administrative expenses	1,370,367	1,359,933	4,444,823	4,460,894

	$1,770,115	$1,742,204	$5,616,060	$5,489,006

          As of September 30, 2009, there was $14.8 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.6 years.
          The matching contribution in common stock to our 401(k) Plan is included as a component of our share-based compensation to employees. Such matching contribution is made on the last day of June and the last day of December of each plan year. For the nine months ended September 30, 2009 and 2008, the charge for the matching contribution was $680,001 and $184,613, respectively.
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
          We have performed an evaluation to determine if the financial statement impacts resulting from this error in accounting were material, considering both quantitative and qualitative factors. Based on this materiality analysis, we concluded that correcting the cumulative error would be immaterial to the current year financial statements and a correction of the error would not have a material impact to any individual prior period financial statements. Accordingly, we recorded an adjustment during the second quarter of 2009 to reduce goodwill associated with the Proprius acquisition by $3.4 million and recognized the related entire cumulative compensation expense in the amount of $2.3 million ($0.5 million classified as research and development expense and $1.8 million classified as selling, general and administrative expense), including $0.4 million ($0.1 million classified as research and development expense and $0.3 million classified as selling, general and administrative expense) related to the three months ended March 31, 2009 and $1.4 million ($0.3 million classified as research and development expense and $1.1 million classified as selling general and administrative expense) related to the year ended December 31, 2008. During the three months ended September 30, 2009, we recognized compensation expense in the amount of $0.4 million ($0.1 million classified as research and development expense and $0.3 million classified as selling, general and administrative expense) related to such contingent payments.
          The remaining $0.7 million of unearned compensation at September 30, 2009 will be recognized ratably through March 2010. If an employee does not fulfill the service condition and we obtain cash from the escrow account in an amount in excess of the unearned compensation attributable to that employee, such amount would be accounted for as a reversal of compensation expense at that time.
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
          Pursuant to the accounting treatment prescribed for business combinations, we determined that the assets acquired from Cellatope do not constitute a business and accordingly, the transaction has been accounted for as an asset acquisition. The $2.0 million upfront payment was charged to research and development expenses during the first quarter of 2009 as the ultimate commercialization of the related product is uncertain and the technology has no alternative uses.
14. Fair Value Disclosures
          The following table presents information about our financial assets measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify U. S. government and agency debt, corporate debt securities and commercial paper holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At September 30, 2009, we did not hold any Level 3-classified financial assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements at September 30, 2009
		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets	Observable Inputs	Unobservable
Description	September 30, 2009	(Level 1)	(Level 2)	Inputs (Level 3)
Financial instruments owned:
Money market funds	$48,514,152	$48,514,152	$—	$—
U.S. government and agency debt	87,162,496	—	87,162,496	—
Corporate debt securities	9,113,182	—	9,113,182	—

Total financial instruments owned	$144,789,830	$48,514,152	$96,275,678	$—

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
          In January 2009, we received approval from the U.S. Food and Drug Administration (“FDA”) to market Savella (milnacipran HCl) for the management of fibromyalgia (“FM”). Savella was shipped to wholesalers and became available at pharmacies at the end of April 2009. Savella is a dual-reuptake inhibitor that preferentially blocks the reuptake of norepinephrine with higher potency than serotonin (in vitro). These two neurotransmitters are thought to play a central role in the symptoms for FM. We co-promote Savella for FM with our corporate partner, Forest Laboratories, Inc., or Forest Laboratories, and by the beginning of 2009, we expanded our sales force to 115 field based personnel in anticipation of the launch of Savella. At the beginning of May 2009, we began detailing Savella to rheumatologists, pain centers, and physical medicine and rehabilitation specialists in the U.S. Now that we are detailing Savella to physicians, we will be reimbursed by Forest Laboratories for the Savella sales calls that we make based on Forest Laboratories’ cost to conduct such sales calls.

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
          In August 2002, we entered into a reformulation and new product agreement with Collegium Pharmaceuticals pursuant to which Collegium was engaged to develop new products and new formulations of milnacipran. In May 2009, we terminated this agreement with Collegium.
Results of Operations
          The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this quarterly report.
Comparison of Three Months Ended September 30, 2009 and 2008
Revenues Under Collaborative Agreements
          We recognized revenues under our collaborative agreement with Forest Laboratories of $0.8 million for the three months ended September 30, 2009 compared to $1.0 million for the three months ended September 30, 2008. The revenues under collaborative agreements recorded during 2009 and 2008 consist entirely of amounts earned or reimbursed to us pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of Savella. Such revenues include the recognition of the $25.0 million upfront payment received in January 2004 from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella. The amount of sponsored development reimbursements from Forest Laboratories and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella changes periodically and may be eliminated based on the level of development activity.
Commercial Revenues
          We recognized commercial revenues of $5.2 million for the three months ended September 30, 2009 in connection with the launch of Savella during 2009.
          The following table summarizes the components of commercial revenues for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
	2009	2008
Royalty revenue	$1,286,484	$—
Revenue from commercial milestones	462,660	—
Co-promotion reimbursement	3,401,694	—

	$5,150,838	$—

          We recognized royalty revenue of $1.3 million for the three months ended September 30, 2009 based on net sales of Savella during the period as reported by Forest Laboratories. The royalty rate as stated in our agreement with Forest Laboratories is subject to adjustment based on Forest’s total payment obligations to Cypress and Pierre Fabre; however, the royalty rate cannot be reduced below the stipulated floor. The $1.3 million in royalty revenue recognized during the third quarter reflects a cumulative adjustment of approximately $248,000 recorded during the third quarter, of which approximately $120,000 relates to the second quarter, based on Forest Laboratories’ total payment obligations to Cypress and Pierre Fabre. During the third quarter, we recognized the adjustment to royalty revenue recognized in the prior quarter as the royalty reporting process was finalized during the current quarter. We do not expect there to be future adjustments to royalty revenue recognized in prior periods.
          Revenue from commercial milestones for the three months ended September 30, 2009 consists of the recognition of the $25.0 million milestone payment received in January 2009 upon New Drug Application (“NDA”) approval. A $1.25 million sublicense fee paid to Pierre Fabre was deducted from the $25.0 million, and the balance is recognized on a straight-line basis over the remaining patent life for Savella, which is estimated to be 13 years.
          Co-promotion reimbursement revenue of $3.4 million for the three months ended September 30, 2009 consists of reimbursement from Forest Laboratories for detail calls provided by our sales force during the period, as well as reimbursement for certain marketing costs incurred by us. The $3.4 million in co-promotion revenue recognized during the third quarter reflects a downward adjustment of approximately $0.5 million related to the second quarter based on the estimated reimbursement rate reflecting Forest’s actual detail-per-call rate achieved to date. In subsequent periods, the co-promotion revenue recognized in the quarter will reflect any estimated adjustments to the reimbursement rate.
          The co-promotion reimbursement for detail calls is determined based on the number of detailing calls made by our sales force (measured on a per physician call basis) during the period, each of which is reimbursed at a rate equal to the cost of such effort to Forest had it been accomplished by the Forest sales force. At the end of Forest’s fiscal year on March 31, an annual reconciliation will be performed to adjust the per-detail fee to reflect the actual rate achieved by the Forest sales force detailing Savella. Based on information provided to us by Forest tracking their call activity to date, we believe the per-detail fee utilized in our determination of revenue from the co-promotion reimbursement is based on reasonable and supportable estimates; however, there can be no assurance that our estimated costs will approximate the actual costs. Differences in revenue resulting from changes between the estimated rate and actual rate are adjusted for in the period they become known. The corresponding costs associated with our co-promotion reimbursement are included as a component of selling, general and administrative expense on the Consolidated Statement of Operations.

Revenues From Personalized Medicine Services
          Revenues for our personalized medicine services business are recognized as cash payments for the services are received. We recognized revenue of approximately $75,000 during the third quarter of 2009 in connection with our personalized medicine services business, which was launched during the fourth quarter of 2008.
Cost of Personalized Medicine Services
          Cost of personalized medicine testing services primarily consists of the compensation and benefits (including bonuses, if any, and share-based compensation) of laboratory personnel, laboratory supplies, outside laboratory costs, shipping and distribution costs and facility-related expenses. We incurred costs of $0.6 million during the third quarter of 2009 in connection with our personalized medicine services business, which was launched during the fourth quarter of 2008.
Research and Development
          Research and development expenses for the three months ended September 30, 2009 were $1.3 million compared to $2.0 million for the three months ended September 30, 2008. The decrease in research and development expenses is primarily attributable to a decrease in costs incurred during the third quarter of 2009 in connection with our proof of concept studies for new compounds.
Selling, General and Administrative
          Selling, general and administrative expenses for the three months ended September 30, 2009 and 2008 is comprised of the following:

	Three Months Ended
	September 30,
	2009	2008
Sales and marketing	$5,969,639	$1,284,845
General and administrative	3,945,220	2,789,737

	$9,914,859	$4,074,582

          Sales and marketing expenses increased to $6.0 million for the three months ended September 30, 2009 from $1.3 million for the three months ended September 30, 2008. The increase is primarily due to the costs associated with supporting our commercial organization, including salary, commission and benefits, travel expenses, training costs and automobile fleet costs.
          General and administrative expenses increased to $3.9 million for the three months ended September 30, 2009 from $2.8 million for the three months ended September 30, 2008. The increase is primarily due to increased consulting costs incurred during the third quarter of 2009 in connection with business development activities and compensation expense recognized for contingent payments in connection with our acquisition of Proprius.
Interest Income
          Interest income for the three months ended September 30, 2009 was $0.3 million compared to $1.0 million for the three months ended September 30, 2008. The decrease in interest income for the three months ended September 30, 2009 compared to the corresponding period in 2008 is primarily due to a general decrease in interest rates and related yields experienced during the third quarter of 2009 compared to the third quarter of 2008, as well as maturing securities being reinvested at lower rates.
Comparison of Nine Months Ended September 30, 2009 and 2008
Revenues Under Collaborative Agreement
          We recognized revenues under our collaborative agreement with Forest Laboratories of $9.2 million for the nine months ended September 30, 2009 compared to $16.2 million for the nine months ended September 30, 2008. Revenues during the nine months ended September 30, 2009 included a $6.5 million reimbursement for the remaining two-thirds of the costs paid in advance by us in connection with the second Phase III trial for Savella received from Forest Laboratories in January 2009 upon approval of our NDA. This compares to a $10.0 million milestone payment and $3.2 million reimbursement for one-third of the costs paid in connection with the second Phase III trial for Savella received from Forest Laboratories in February 2008 upon acceptance of our NDA. The revenues under collaborative agreements recorded during 2009 and 2008 consist entirely of amounts earned or reimbursed to us pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of Savella. Such revenues include the recognition of the $25.0 million upfront payment received in January 2004 from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella. The amount of sponsored development reimbursements from Forest Laboratories and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella changes periodically and may be eliminated based on the level of development activity.
Commercial Revenues
          We recognized commercial revenues of $10.4 million for the nine months ended September 30, 2009 in connection with the launch of Savella during 2009.
          The following table summarizes the components of commercial revenues for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008
Royalty revenue	$2,727,837	$—
Revenue from commercial milestones	1,387,980	—
Co-promotion reimbursement	6,316,705	—

	$10,432,522	$—

          We recognized royalty revenue of $2.7 million for the nine months ended September 30, 2009 based on net sales of Savella during the period as reported by Forest Laboratories, subject to an adjustment by Forest Laboratories based on their total payment obligations to Cypress and Pierre Fabre.
          Revenue from commercial milestones for the nine months ended September 30, 2009 consists of the recognition of the $25.0 million milestone payment received in January 2009 upon NDA approval. A $1.25 million sublicense fee paid to Pierre Fabre was deducted from the $25.0 million, and the balance is recognized straight-line basis over the remaining patent life for Savella, which is estimated to be 13 years.

          Co-promotion reimbursement revenue of $6.3 million for the nine months ended September 30, 2009 consists of reimbursement from Forest Laboratories for detail calls provided by our sales force during the period, as well as reimbursement for certain marketing costs incurred by us.
Revenues From Personalized Medicine Services
          Revenues for our personalized medicine services business are recognized as cash payments for the services are received. We recognized revenue of approximately $133,000 during the nine months ended September 30, 2009 in connection with our personalized medicine services business, which was launched during the fourth quarter of 2008.
Cost of Personalized Medicine Services
          Cost of personalized medicine testing services primarily consists of the compensation and benefits (including bonuses, if any, and share-based compensation) of laboratory personnel, laboratory supplies, outside laboratory costs, shipping and distribution costs and facility-related expenses. We incurred costs of $1.4 million during the nine months ended September 30, 2009 in connection with our personalized medicine services business, which was launched during the fourth quarter of 2008.
Research and Development
          Research and development expenses for the nine months ended September 30, 2009 were $10.6 million compared to $7.7 million for the nine months ended September 30, 2008. The increase in research and development expenses is primarily attributable to a $3.0 million milestone payment owed to Pierre Fabre upon NDA approval in connection with our collaboration agreement with Forest Laboratories and a $2.0 million payment recognized as research and development expense during the first quarter of 2009 in connection with our asset purchase agreement with Cellatope. This increase in research and development expenses was partially offset by a $1.0 million milestone payment and $0.5 million sublicense fee owed to Pierre Fabre upon NDA acceptance in the first quarter of 2008, as well as one-time costs owed to Forest Laboratories during 2008 as agreed upon in the amendment to our agreement with Forest Laboratories.
Selling, General and Administrative
          Selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 is comprised of the following:

	Nine Months Ended
	September 30,
	2009	2008
Sales and marketing	$19,428,092	$1,511,732
General and administrative	12,900,895	9,266,692

	$32,328,987	$10,778,424

          Sales and marketing expenses increased to $19.4 million for the nine months ended September 30, 2009 from $1.5 million for the nine months ended September 30, 2008. The increase is primarily due to the costs associated with supporting our commercial organization, including salary, commission and benefits, travel expenses, training costs and automobile fleet costs, as well as marketing expenses incurred during 2009.

          General and administrative expenses increased to $12.9 million for the nine months ended September 30, 2009 from $9.3 million for the nine months ended September 30, 2008. The increase is primarily due to increased consulting costs incurred during 2009 in connection with business development activities, increased legal fees incurred during 2009 in connection with patent filing activities and compensation expense recognized for contingent payments in connection with our acquisition of Proprius.
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
Interest Income
          Interest income for the nine months ended September 30, 2009 was $1.4 million compared to $3.9 million for the nine months ended September 30, 2008. The decrease in interest income for the nine months ended September 30, 2009 compared to the corresponding period in 2008 is primarily due to a general decrease in interest rates and related yields experienced during 2009 compared to 2008, as well as maturing securities being reinvested at lower rates.
Liquidity and Capital Resources
          At September 30, 2009, we had cash, cash equivalents and short-term investments of $144.8 million compared to cash, cash equivalents and short-term investments of $145.5 million at December 31, 2008. Working capital at September 30, 2009 totaled $143.6 million compared to $138.8 million at December 31, 2008. We have invested a substantial portion of our available cash in money market funds, marketable debt instruments of governmental agencies, corporate debt securities, commercial paper and certificates of deposit, which are within federally insured limits. We have established guidelines relating to our investments to preserve principal and maintain liquidity.
          Net cash provided by operating activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $0.3 million for the nine months ended September 30, 2009, compared to $4.3 million for the nine months ended September 30, 2008. The primary source of cash from operations during the nine months ended September 30, 2009 was the $25.0 million milestone payment and the $6.5 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $7.9 million for changes in operating assets and liabilities (excluding impact of initial deferred revenue amount from commercial milestone payment) and non-cash charges of $7.7 million. The primary source of cash from operations during the nine months ended September 30, 2008 was the $10.0 million milestone payment and the $3.2 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $1.8 million for changes in operating assets and liabilities and non-cash charges of $17.2 million that includes $12.6 million of the write-off of in-process research and development related to the acquisition of Proprius.
          Net cash used in investing activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $5.1 million for the nine months ended September 30, 2009, compared to net cash provided by investing activities of $50.2 million for the nine months ended September 30, 2008. The fluctuation in net cash from investing activities during the nine months ended September 30, 2009 compared to the corresponding prior year period was primarily a result of a net increase in the purchases of short-term investments during 2009 compared to a net increase in proceeds from the sale of short-term investments during the corresponding prior year period, partially offset by $39.1 million in cash paid for the acquisition of Proprius during the nine months ended September 30, 2008.
          Net cash provided by financing activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $0.9 million for the nine months ended September 30, 2009, compared to $2.0 million for the nine months ended September 30, 2008. The decrease in net cash provided by financing activities during the nine months ended September 30, 2009 compared to the corresponding prior year period was primarily the result of proceeds of approximately $0.9 million from the exercise of stock options during 2009 compared to proceeds of approximately $2.0 million from the exercise of stock options during 2008.
          The following table summaries our long-term contractual obligations as of September 30, 2009:

		Less than
		1 year	1 - 3 years	3 - 5 years	More than 5
	Total	(2009)	(2010-2012)	(2013-2015)	years (2016 +)
Operating leases	$1,011,499	$95,421	$807,453	$108,625	$—
Purchase obligations (1)	182,384	182,384	—	—	—

Total	$1,193,883	$277,805	$807,453	$108,625	$—

(1)	Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude accrued liabilities to the extent presented on the balance sheet as of September 30, 2009.
          Other commercial and contractual commitments include potential milestone payments of up to $0.5 million to Pierre Fabre and sublicense payments to Pierre Fabre based on 5% of any upfront and milestone payments received from Forest Laboratories, milestone payments up to $37.5 million associated with the development of Proprius’ therapeutic candidates, milestone payments of up to $116.0 million to AlphaRx in connection with the successful development and commercialization of a product associated with the in-license of a topical NSAID therapy, milestone payments up to approximately $42.0 million in connection with license agreements related to our POC programs, milestone payments up to $3.0 million to Cellatope in connection with the commercial development of a Lupus monitoring application and milestone payments up to $3.9 million in connection with license agreements related to certain personalized medicine services. In the event we move forward with development of a product or service under any of these arrangements, in most instances, we would also be obligated to make royalty payments.
          Unless and until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, from revenue under our collaboration agreement with Forest and, if available to us, cash from financings.
          Our current expected primary cash needs on both a short term and long-term basis are for supporting a commercial infrastructure, the development of candidates under our POC trials, including the pharmaceutical candidates obtained in connection with the Proprius acquisition, our personalized medicine services, and general research, working capital and other general corporate purposes and the identification, acquisition or license, and development of potential future products and services. Excluding the amounts payable under our merger agreement with Proprius and our agreements with Pierre Fabre, AlphaRx, Cellatope and various licensors under our POC trials and personalized medicine services business, the costs of in-licensing or acquiring additional compounds or companies, funding clinical development for any product (other than our ongoing POC trials) that we may in-license or acquire and the milestone payment and reimbursement for clinical trial costs received from Forest Laboratories in January 2009, we estimate that based on our current business plan, net cash required to fund operating expenses will approximate $45 million to $50 million for the year 2009. If we include the milestone payment and reimbursement for clinical trial costs received from Forest Laboratories in January 2009, we will require cash of approximately $15 million to $20 million to fund our operations for 2009. In addition, one of our ongoing goals is to continue to identify and in-license new products and product candidates. In the event we acquire, license or develop any new products or product candidates, or begin any new POC, the amount to fund our operations for 2009 would increase, possibly materially. We expect that our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products, product candidates and services. Such losses may fluctuate, and the fluctuations may be substantial.
          Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at September 30, 2009 are sufficient to fund operations through at least 2010. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives. In order to acquire or develop additional products and product candidates, we will likely require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
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
Critical Accounting Policies
          There were no significant changes in critical accounting policies or estimates from those at December 31, 2008 other than as follows:
Revenue Recognition
          Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Some of our agreements contain multiple elements and in accordance with these agreements, we may be eligible for upfront license fees, sponsored development reimbursements, funding for certain of our employees, co-promotion reimbursement, development and commercial milestones and royalties.
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
          Commercial revenues include royalties on product sales of Savella, revenue from commercial milestones and reimbursement for co-promotion of Savella. Royalty revenue is recognized based on royalties reported by Forest Laboratories during the quarter with such payment due within 45 days after quarter end. The royalty rate as stated in our agreement with Forest Laboratories is subject to adjustment based on Forest’s total payment obligations to Cypress and Pierre Fabre; however, the royalty rate cannot be reduced below the stipulated floor. Revenue from commercial milestones related to our NDA approval, net of sublicense fees, is recognized over the remaining patent life, which corresponds with the term of the collaboration agreement. As this milestone payment cannot be bifurcated from the reimbursement for the co-promotion of Savella, it has been deferred and is being recognized over the relevant period. Revenue from commercial milestones related to sales-based milestones, net of sublicense fees, is recognized upon the achievement of the specified milestones, which requires substantive effort, was not readily assured at the inception of the agreement and is non-refundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Co-promotion reimbursement revenue is recognized in the period in which the detailing calls (measured on a per physician call basis) are performed using an estimated reimbursement rate based on historical cost information provided to us by Forest and consideration for any changes in Forest’s Savella sales force productivity. We recognize this revenue as services have been rendered, the reimbursement rate is determinable and collectability is reasonably assured. At the end of Forest’s fiscal year on March 31, an annual reconciliation will be performed to adjust the per-detail fee to reflect the actual rate that is equal to the cost of such effort to Forest had it been accomplished by the Forest sales force detailing Savella. Differences in revenue resulting from changes between the estimated rate and actual rate are adjusted for in the period they become known. The corresponding costs associated with our co-promotion reimbursement are included as a component of selling, general and administrative expense on the Consolidated Statement of Operations.
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
          The co-promotion right is subject to our maintaining our own sales capabilities, which includes our sales force. In the event we are unable to maintain our sales force, we would lose our co-promotion right with respect to Savella. In addition, although we now have the number of required sales personnel, the performance of our sales personnel as measured by actual sales may be disappointing. Many of our competitors have significantly greater experience than we do in selling, marketing and distributing products and services, and we may not be able to compete successfully with them with the sales force we have developed. Even though we intend to offer integrated personalized medicine services and therapeutic products through the same sales organization, this may not facilitate greater physician access or improve the quality of the sales call, and it may not help establish Cypress as a leader targeting these specific specialists. In addition, because our initial personalized medicine services are targeted only to rheumatologists, the potential synergies from offering personalized medicine services and therapeutic products together exist in only a small portion of our Savella sales calls at this time.
          The co-promotion reimbursement for detail calls is determined based on the number of detailing calls made by our sales force (measured on a per physician call basis) during the period, each of which is reimbursed at a rate equal to the cost of such effort to Forest had it been accomplished by the Forest sales force. At the end of Forest’s fiscal year on March 31, an annual reconciliation will be performed to adjust the per-detail fee to reflect the actual rate achieved by the Forest sales force detailing Savella. It is possible that our estimated costs do not approximate the actual costs and that the required annual reconciliation results in the payment to us being reduced both for past details calls and future detail calls.
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
          We will devote significant resources to our new business and we may fail to realize the anticipated benefit of this strategic transaction with Proprius and further, may decide to terminate our personalized medicine services.
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
          In a period of a few months in late 2008, we hired 115 field based sales employees and management to create a commercial infrastructure in order to launch Savella along with our corporate partner, Forest Laboratories, which contributed to an increase in our full-time employees from 37 as of September 30, 2008 to 148 as of September 30, 2009. We will need to continue to expand our managerial, operational and other resources in order to manage and fund our existing business, including the development activities relating to our personalized medicine services, and in order to perform under our co-promotion arrangement for Savella we will need to manage activities relating to the commercialization of Savella. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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
          As of September 30, 2009, we had only 148 full-time employees. Although we have more employees than we have had historically, 115 of these employees are devoted to our sales organization, and therefore, as we have in the past, we expect to continue to rely on third parties to conduct all of our clinical trials. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize any of our future product candidates.
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
          With respect to our pharmaceutical product for the management of FM, Savella (milnacipran HC1), in June 2007, the FDA approved Pfizer Inc.’s drug pregabalin (Lyrica®) for the management of FM and in June 2008 approved Eli Lilly and Company’s duloxetine (Cymbalta®) for the management of FM. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to Savella. Tricyclic antidepressants, or TCAs, which are available as inexpensive generic formulations, are also used to treat FM and are less expensive than Savella. Pfizer Inc.’s drug pregabalin (Lyrica®) and Eli Lilly and Company’s duloxetine (Cymbalta®) are competitive with Savella and these products and any other future products will affect Savella’s sales and may cause sales to be lower than anticipated.
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
          Market acceptance of our personalized medicine services and the majority of our anticipated sales from these services will likely depend, in large part, on the availability of adequate payment or reimbursement from insurance plans, including government plans such as Medicare, managed care organizations, private insurance plans and other third-party payers. Reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that a service is not experimental or investigational, and that it is medically necessary, appropriate for a specific patient or diagnosis, cost effective or supported by peer-reviewed publications. Because each third-party payer individually approves payment or reimbursement, obtaining these approvals can be a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of these services to each third-party payer separately with no assurance that approval will be obtained. We do not yet have any third-party payer reimbursement agreements. This individualized process or any action by the government negatively affecting payment for or reimbursement of our services can delay the market acceptance of new services and may have a negative effect on our revenues and operating results.
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
          We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of September 30, 2009, we had only 148 full-time employees and therefore, we rely heavily on each of our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the further development and commercialization of Savella, our personalized medicine services or any future product candidates. We expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business.
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
          We have incurred substantial losses during our history. For the nine months ended September 30, 2009 and the years ended December 31, 2008 and 2006, we incurred net losses of $23.2 million, $18.2 million and $8.3 million, respectively. As of September 30, 2009, we had an accumulated deficit of $191.4 million. We do not expect to be profitable in the near future, and our ability to become profitable will depend upon our and Forest Laboratories’ ability to further develop, market and commercialize Savella, and our ability to further develop, market and commercialize our personalized medicine services and any other products we may develop. We may not become profitable in the foreseeable future and may never achieve profitability.
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
          We may attempt to raise additional funds through public or private equity offerings, as we did in June 2007 with a public equity offering, or through debt financings. However, the credit crisis and the current economic conditions may prevent us from raising money through debt or equity financings. We may also issue equity or other securities in connection with corporate collaborations and licensing arrangements, or raise funds through arrangements like these. For example, the potential milestone payments due to the stockholders of Proprius may be paid in up to 50% stock of Cypress, at our election. To the extent that we are able to raise additional capital by issuing equity securities, or otherwise issue equity securities in connection with corporate collaboration and licensing arrangements or otherwise, our existing stockholders’ ownership percentage will be diluted. Any financing or other transaction that involves our issuing securities that we do engage in may also include provisions that restrict our operations. In addition, if we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish potential valuable rights to our potential products on terms that are not favorable to us.
*	The investment of our cash balance and short-term investments are subject to risks which may cause losses and affect the liquidity of these investments.
          As of September 30, 2009, we had $48.5 million in cash and cash equivalents and $96.3 million in short-term investments. We have historically invested these amounts in United States government securities, corporate debt securities, commercial paper, certificates of deposit and money market funds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. During the quarter ended September 30, 2009, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
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
          The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2006 through December 31, 2008, the low and high sales prices for our common stock ranged from $4.90 to $18.20. For the nine months ended September 30, 2009, our low and high sales prices were $6.70 and $10.10, respectively. As of September 30, 2009, the last reported sale price of our common stock was $8.17. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We expect our stock price to be volatile in the near future. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:
•	the commercial sales of Savella and our personalized medicine services;

•	development of our personalized medicine services and other product candidates;

•	developments in our relationship with Forest Laboratories, including the termination of our agreement;

•	developments in our relationship with Pierre Fabre, including the termination of our agreement;

•	our entering into, or failing to enter into, an agreement for the acquisition of any products, product candidates or companies, or an agreement with any corporate collaborator;

•	our available cash;

•	announcements of technological innovations or new products by us or our competitors;

•	developments in our patent or other proprietary rights;

•	fluctuations in our operating results;

•	litigation initiated by or against us;

•	developments in domestic and international governmental policy or regulation; and

•	economic and other external factors or other disaster or crisis.
*	The concentration of ownership among our existing officers, directors and principal stockholders may result in the entrenchment of management, prevent other stockholders from influencing significant corporate decisions and depress our stock price.
          As of Sepember 30, 2009, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 50% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to influence matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.
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
     Not applicable
Item 3 — Defaults Upon Senior Securities
     Not applicable
Item 4 — Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5 — Other Information
     Not applicable
Item 6 — Exhibits
3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.

3.3	Fourth Amended and Restated By-Laws. (2)

4.1	Form of Stock Certificate. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a — 14(b) or Rule 15d — 14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix C of our Definitive Proxy Statement filed with the SEC on August 11, 2003

(2)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 6, 2009.

(3)	Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Cypress Bioscience, Inc.
Date: November 9, 2009	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of
the Board (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer, Chief Operating
Officer and Executive Vice President (Principal Financial Officer)