Form 10-K
period 2009-12-31
CYPRESS BIOSCIENCE INC
filed 2010-03-31
CIK 716054

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                             TO
Commission File No. 0-12943
CYPRESS BIOSCIENCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2389839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4350 Executive Drive, Suite 325 San Diego, California (Address of principal executive offices)	92121 (Zip Code)
Registrant’s telephone number, including area code: (858) 452-2323
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class:	Name of Exchange on which Registered

Common Stock $.001 Par Value	The NASDAQ Stock Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $277.4 million*
     The number of shares outstanding of the Registrant’s common stock as of March 2, 2009 was 37,983,754.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2009.

*	Calculated based on 29,451,276 shares of common stock held as of June 30, 2009 by non-affiliates and a per share market price of $9.42. Excludes 8,683,165 shares of common stock held by directors and executive officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 30, 2009, who are deemed to be affiliates only for purposes of this calculation. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

CYPRESS BIOSCIENCE, INC.
FORM 10-K
INDEX
We own or have rights to various copyrights, trademarks and service marks used in our business, including the following: Cypress Bioscience, Inc., Avise PGSM and Avise MCVSM. SavellaTM is a trademark of Forest Laboratories, Inc. This report also includes other trademarks, service marks, and trade names of other companies.

i.

PART I
  Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” “should,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-K. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to market Savella, our ability to create a successful commercial organization, our ability to market our personalized medicine services, our ability to acquire and develop any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-K and in our other SEC filings.
Item 1. Business
Company Overview
     Cypress Bioscience, Inc., which was incorporated in Delaware in 1981, provides therapeutics and personalized medicine services, facilitating improved and individualized patient care. Cypress’ goal is to address the evolving needs of specialist physicians and their patients by identifying unmet medical needs in the areas of pain, rheumatology, and physical medicine and rehabilitation, including challenging disorders such as fibromyalgia and rheumatoid arthritis. We believe our approach to improving patient care creates a unique partnership with physicians, and expect that offering personalized medicine services and therapeutic products through the same sales organization will provide Cypress a differentiated commercial strategy and sustainable competitive advantage.
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
     Following the January 2009 FDA approval to market Savella for the management of FM, Savella was shipped to wholesalers and became available at pharmacies at the end of April 2009. Savella is a dual-reuptake inhibitor that preferentially blocks the reuptake of norepinephrine with higher potency than serotonin (in vitro). These two neurotransmitters are thought to play a central role in the symptoms for FM. We co-promote Savella for FM with our corporate partner, Forest Laboratories, Inc., or Forest Laboratories, and by the beginning of 2009, we expanded our sales force to 115 field based personnel in anticipation of the launch of Savella. At the beginning of May 2009, we began detailing Savella to rheumatologists, pain centers, and physical medicine and rehabilitation specialists in the U.S. Now that we are detailing Savella to physicians, in addition to receiving a royalty on total net sales of Savella we will be reimbursed by Forest Laboratories for the Savella sales calls that we make based on Forest Laboratories’ cost to conduct such sales calls.
     At the end of October 2008, with our initial 11 person sales force, we launched our first two novel personalized medicine services, Avise PG and Avise MCV, which are detailed to rheumatologists. Personalized medicine services are tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. Avise

1.

PG is a test that supports dose optimization and therapeutic decision making for patients taking methotrexate (“MTX”), a widely used first-line therapy for rheumatoid arthritis (“RA”). Avise MCV is a test that aids in the diagnosis and prognosis of RA. We believe that offering integrated personalized medicine services and pharmaceutical products through the same sales organization will facilitate physician access and improve the quality of the sales call, as well as help establish Cypress as a leader targeting these specific specialists. When we began promoting Savella in May 2009 with our 115 field based personnel we called on the same rheumatologists that we began calling upon in October 2008 for our first two personalized medicine services.
     From time to time we have ongoing Proof of Concept (“POC”) stage therapeutic product opportunities in development. At the present time, we are not funding any POC stage development programs, including the two pharmaceutical candidates acquired in connection with our acquisition in March 2008 of Proprius, Inc., or Proprius, although we continue to evaluate the merit of future investment in POC stage development programs. We are also actively continuing to evaluate various other potential strategic transactions for development stage and commercial product opportunities where we can leverage our broad technical, clinical and regulatory expertise or our excess sales force capacity, and are considering a variety of potential transaction structures.
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
     In March 2008, we announced the closing of the acquisition of Proprius that included an upfront payment of approximately $37.5 million in cash, as well as up to an additional $37.5 million in potential milestone related payments associated with the development of Proprius’ early clinical-stage therapeutic candidates, which include a product to treat pain and a product to treat rheumatoid arthritis. We are not currently in active development with respect to either product candidate.
     Our operations of our personalized medicine services business, which we acquired as part of the acquisition of Proprius, are heavily influenced by the amount and timing of reimbursement we receive from third party payers. While the reimbursement has continued to improve for our Avise products, collection cycles continue to be prolonged with the amount of cash collected significantly less than the gross value of the testing services performed. During the fourth quarter of 2009, the Company revised its projections for the personalized medicine services business to reflect current product demand and the cash collection profile, which resulted in a $1.1 million non-cash goodwill impairment charge in the fourth quarter of 2009.
Savella (milnacipran HCl) for the Management of Fibromyalgia
Savella
     We promote Savella for the management of FM with our partner, Forest Laboratories. Savella is a dual-reuptake inhibitor that preferentially blocks the reuptake of norepinephrine with higher potency than serotonin (in vitro), two neurotransmitters thought to play a central role in the symptoms of FM. Milnacipran is approved for the treatment of a non-pain condition in over 50 countries, with commercial experience outside the U.S. since 1997. Milnacipran had not previously been approved in the United States for any indication, and we and Forest Laboratories are the first companies to develop and commercialize Savella in the United States for FM.
Ongoing Phase IV Trials
     We have ongoing Phase IV clinical studies of Savella that are routinely updated and posted on www.clinicaltrials.gov.

2.

Personalized Medicine Services
Avise MCV
     Avise MCV is a personalized medicine service that we launched at the American College of Rheumatology annual meeting in October 2008. Avise MCV is a specialized lab blood test that can help accurately diagnose Rheumatoid Arthritis (RA). Avise MCV measures antibodies to mutated citrullinated vimentin, or MCV, a protein found in the inflamed synovium of patients with RA. Elevated levels of anti-MCV not only indicate an increased likelihood of having RA, but also identify those who may develop more severe forms of RA. Avise MCV may be used for first-line diagnostic testing of patients who present with symptoms of RA, offering prognostic insight while improving diagnostic accuracy. We acquired this personalized medicine service as part of our acquisition of Proprius.
Avise PG
     Avise PG is a personalized medicine service that we also launched at the American College of Rheumatology annual meeting in October 2008. Avise PG is a specialized blood test that helps measure how well the body metabolizes methotrexate (MTX). MTX is a widely used medication for the treatment of RA. Avise PG offers rheumatologists insight into a patient’s metabolism of MTX by measuring levels of MTX polyglutamates, the active metabolites of MTX. Historically, physicians have depended solely on a patient’s response, as gauged by clinical signs and symptoms, to determine whether MTX therapy has been optimized. We acquired this personalized medicine service as part of our acquisition of Proprius.
Other Personalized Medicine Services
     In February 2009, we announced the closing of a transaction to acquire Cellatope Corporation’s technology platform. This technology platform uses cell-bound complement activation products (CB-CAP) to diagnose and monitor debilitating autoimmune disorders, including lupus. The earliest any services using the CB-CAP technology would be available commercially is the fourth quarter of 2010.
     We continue to explore opportunities to improve the revenue profile of the personalized medicine services through strategic alliances.
Licenses, Collaborations and Acquisitions
Milnacipran Agreements
Pierre Fabre Agreements
     In January 2004, we amended and restated our existing license agreement with Pierre Fabre. Our license agreement with Pierre Fabre provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. We paid Pierre Fabre an upfront payment of $1.5 million in connection with the execution of the original license agreement in 2001 and a $1.0 million milestone payment in September 2003. We also issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock in connection with an amendment to the agreement with Pierre Fabre. In February 2008, we paid Pierre Fabre $1.0 million upon the acceptance by the FDA of the New Drug Application (“NDA”) for milnacipran. Additionally, we are obligated to pay Pierre Fabre 5% of any upfront and milestone payments received from Forest Laboratories as a sublicense fee. We have paid Pierre Fabre an aggregate of $3.6 million under our obligation to pay 5% of any upfront and milestone payments received from Forest Laboratories and after a total of $7.5 million has been paid, any additional sublicense fees are credited against any subsequent milestone and royalty payments owed by us to Pierre Fabre. If not used, these credits are carried forward to subsequent years. Additional payments of up to a total of $3.5 million (of which $3.0 million was paid in January 2009 upon NDA approval) will be due to Pierre Fabre based on meeting certain clinical and regulatory milestones. Forest Laboratories assumed our obligation to pay royalties to Pierre Fabre and the transfer price for the active ingredient supplied by Pierre Fabre. Pierre Fabre retains the right to sell products in indications developed by us outside the United States and Canada, and will pay us a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by us.

3.

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
Forest Laboratories Agreement
     In January 2004, we entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. We selected Forest Laboratories as our development and marketing collaborator based in part on its strong franchise in central nervous system drugs and in the primary care markets. Under our agreement with Forest Laboratories, we sublicensed our exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada, which was exercised in July 2007. Additionally, Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approval, as well as a specified number of our employees. However, we agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the amount of funding that we receive from Forest Laboratories for certain of our employees was eliminated as of the fourth quarter in 2004 for the second Phase III trial only, and we paid for a majority of the external costs of the second Phase III trial only, which were approximately $9.7 million. Forest reimbursed us for one-third of the costs, or $3.2 million in February 2008 in connection with the NDA acceptance for Savella by the FDA and the remaining $6.5 million upon NDA approval. Forest Laboratories is funding the Phase IV clinical trials. Forest Laboratories is also responsible for sales and marketing activities related to any product developed under the agreement, subject to our option under the co-promotion provisions to deliver up to 25% of the total physician details using our own sales force, and we will be reimbursed by Forest Laboratories in an amount equal to Forest Laboratories’ cost of providing the equivalent detailing calls. In connection with exercising the option to co-promote Savella, we detail to rheumatologists, pain centers, and physical and rehabilitation medicine specialists as well as select primary care physicians. As of February 1, 2010, we had 111 field based sales personnel.
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
     Under our agreement with Forest Laboratories, we received an upfront payment of $25.0 million in January 2004, of which $1.25 million was paid to Pierre Fabre as a sublicense fee. Additionally, we received the following payments from Forest: a $5.0 million milestone payment in June 2007 for the successful second Phase III trial for Savella, of which $250,000 was paid to Pierre Fabre as a sublicense fee; a $1.0 million license fee payment in July 2007 to extend the territory to Canada, of which $50,000 was paid to Pierre Fabre as a sublicense fee; a $5.0 million milestone payment in December 2007 upon the filing of the NDA for Savella, of which $250,000 was paid to Pierre

4.

Fabre as a sublicense fee; a $10.0 million milestone payment in February 2008 upon the acceptance by the FDA of the NDA for Savella, of which $500,000 was paid to Pierre Fabre as a sublicense fee; and a $25.0 million milestone payment in January 2009 for the NDA approval of Savella, of which $1.25 million was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to us under the agreement could total approximately $165.0 million, of which $71.0 million has been received to date, related to the development and commercialization of Savella for the treatment of FM, a large portion of which will depend upon achieving certain sales of Savella. There was an additional $40.0 million in potential milestone payments related to new formulations of milnacipran created on behalf of Cypress; however, alternative formulation technology has been selected by Forest and Cypress and therefore Forest and Cypress have decided not to move forward with any such formulations created by a third party on Cypress’ behalf and therefore, such milestone events are no longer possible. In addition we will receive royalty payments based on sales of licensed product under this agreement. We believe that milnacipran may be effective in the treatment of other indications. With Forest Laboratories, we may in the future investigate the use of milnacipran in the treatment of other disorders. Should we and Forest Laboratories choose to pursue additional indications beyond FM and obtain FDA approval for such indications, we could receive up to an additional $45.0 million in milestone payments. Since we are entitled to royalty payments based on sales of any licensed product under the agreement with Forest Laboratories, we would receive royalty payments for any additional indications. The decision regarding which, if any, additional indications are pursued, is one that we make together with Forest Laboratories, through the joint development committee. Such decisions relate to the research and development of milnacipran, so in the event the joint development committee is unable to resolve any dispute regarding potential indications, Forest Laboratories and we must jointly resolve such issue.
     Forest Laboratories assumed the royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in Savella, of which we are obligated to reimburse Forest Laboratories for a portion of the active ingredient costs of samples. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement in the applicable country or (iii) the last commercial sale of a generic product in such country, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice in the event of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if the breach has not been cured within the required time period following the written notice. Forest Laboratories may also terminate our agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of an NDA or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.
Acquisition of Proprius
Merger Agreement
     In March 2008, we acquired Proprius in a transaction involving an upfront payment of approximately $37.5 million in cash and an additional $37.5 million in potential milestone-related payments associated with the development of Proprius’ therapeutic candidates. We are evaluating these product candidates but are not currently in active development with respect to either product candidate. The milestone payments are payable, at the sole discretion of Cypress, in cash, or subject to certain conditions, up to 50% in shares of Cypress common stock, or a combination of both. We will only issue shares of our common stock in full or partial payment of any milestone payment to accredited investors, within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, as amended, and the aggregate number of such shares issued to all accredited investors will not exceed 19.9% of the issued and outstanding shares of Cypress common stock on the date of the merger agreement. If we do issue shares of our common stock in full or partial payment of any milestone payment, the shares will be valued using a trailing 10-trading day average closing price over a period ending shortly before the relevant milestone payment to the Proprius stockholders is due. We have also agreed to file a registration statement with the Securities and Exchange Commission registering those shares for resale prior to their issuance.
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

5.

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
          The nearest-term commercial services we acquired are Avise MCV and the Avise PG, both of which we are currently promoting. Both Avise MCV and Avise PG are licensed from third parties. Under the terms of these agreements, we may be obligated to pay up to approximately $4.2 million in the aggregate in sales milestones and a royalty based on net sales.
          At the closing of the merger, 10% of the aggregate merger consideration otherwise payable at closing was contributed to an escrow fund which was paid to the former Proprius stockholders in June 2009, with minor deductions. In addition, in connection with the merger all four employees of Proprius, including Michael Walsh, the former CEO of Proprius, entered into retention agreements with Cypress dated February 23, 2008. Pursuant to the retention agreements, 25% of the aggregate consideration each employee would have otherwise been entitled to receive upon closing of the merger was subject to vesting restrictions until the second anniversary of the date of the retention agreements, or March 4, 2010. Such amounts, less applicable withholdings, were paid to the four former Proprius employees on March 4, 2010.
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
Patents, Trademarks and Proprietary Technology
     We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We seek to protect our intellectual property rights by a variety of means, including patents, maintaining trade secrets and proprietary know-how, and technological innovation to develop and maintain our competitive position. We actively seek patent protection both in the United States and internationally and have three issued patents and eight patent applications pending related to FM and milnacipran. It is possible that a patent will not issue from any of our patent applications and the breadth or scope of protection allowed under any issued patents may not provide adequate protection to protect any of our future products. We intend to enforce our patents, trademarks and brand names. We have also obtained a license from Pierre Fabre to certain patents and patent applications related to milnacipran. Under the license, which we have sublicensed to Forest Laboratories, we have rights to a method of synthesis patent for milnacipran in the United States and Canada. Both the United States patent (U.S. Patent 5,034,541) and the Canadian patent (No. 2,006,464) terminated in December 2009. The composition of matter patent for milnacipran expired in June 2002. Pursuant to the terms of the license agreement, Pierre Fabre is responsible for the prosecution and maintenance of the patents and patent applications licensed thereunder at its sole expense. In addition, Pierre Fabre has the first right to take actions with respect to the infringement or potential infringement of such patents and patent applications, except for any action in connection with an abbreviated NDA filed by a third party, and provided that we may take appropriate actions with respect to the infringement of such patents and patent applications in the United States and Canada if Pierre Fabre fails to do so within a specified period of time. Cypress or Forest Laboratories has the first right to take any action with respect to any proceeding in connection with an abbreviated NDA filed by a third party. Although we have filed use patents on milnacipran, three of which have issued (U.S. Patent 6,602,911, U.S. Patent 6,635,675, and U.S. Patent 6,992,110, all expiring in 2021), we may not be able to secure any additional patent protection and the existing

6.

patents may not ensure exclusivity through the patent term. As a new chemical entity in the United States, milnacipran also qualifies under the terms of the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act, or Hatch-Waxman Amendments, under which it receives five years of marketing exclusivity upon marketing approval, during which time a generic milnacipran may not be approved on the basis of Cypress’ NDA filing. Even so, recent amendments to the Hatch-Waxman Amendments have been proposed and, therefore, it may not apply to us in the future.
     In connection with our acquisition of Proprius, we acquired rights to an issued patent (U.S. patent 6,921,667, which terminates in 2023) and several patents in prosecution with respect to Avise PG and Avise MCV and a number of patents in prosecution on the other development stage personalized medicine services. Although we have two issued patents covering Avise PG (in addition to U.S. Patent 6,921,667, U.S. Patent 7,582,282 issued September 1, 2009), we may not be able to secure any additional patent protection and the existing patent may not ensure exclusivity through the patent term. In addition, as part of our acquisition of Proprius we have acquired a family of pending U.S. and international patent applications directed to PRO-515 (the oral DMARD therapy for the treatment of RA). We have also acquired rights to a patent family directed to PRO-406 (the topical non-steroidal anti-inflammatory drug) NSAID therapy for the symptomatic treatment of osteoarthritis) including one issued patent (U.S. patent No. 7,138,394, which expires in 2023) and several pending U.S. and foreign patent applications. It is uncertain whether we will be able to obtain any claim with reasonable coverage for PRO-406 or PRO-515. We are not currently in active development with respect to either PRO-406 or PRO-515.
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
     Others have filed applications for, or have been issued, patents and may obtain additional patents and other proprietary rights relating to products or processes competitive with us. The scope and validity of such patents are presently unknown. If existing or future patents are upheld as valid by courts, we may be required to obtain licenses to use technology covered by such patents.
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
     With respect to our FM commercial product, Savella (milnacipran HCl), in June 2007, the FDA approved Pfizer Inc.’s drug pregabalin (Lyrica®) for the management of FM. In addition, in June 2008, the FDA approved Eli Lilly and Company’s drug duloxetine (Cymbalta®) for the management of FM. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to Savella, which is a

7.

norepinephrine serotonin reuptake inhibitor. Tricyclic antidepressants, or TCAs, which are available as inexpensive generic formulations, are also used to treat FM and are less expensive than Savella, as are other generic antidepressants and pain drugs that are commonly used to treat FM. Pfizer Inc.’s drug pregabalin (Lyrica®) and Eli Lilly and Company’s duloxetine (Cymbalta®) are competitive with Savella and these products and any other future products will affect Savella’s sales and may cause sales to be lower than anticipated, as can the numerous generic antidepressants and pain products commonly used off-label to treat FM.
     The market potential for FM is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain or antidepressant therapies could decide to evaluate their current product candidates for the treatment of FM at any time. Due to the high prevalence and incidence of FM, we anticipate that most, if not all, of the major pharmaceutical companies will have significant research and product development programs in FM. We expect to encounter significant competition both in the United States and in foreign markets for Savella and each of the drugs that we seek to develop.
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
     Our competition for pharmaceutical products will be partially determined by the potential indications that are ultimately cleared for marketing by regulatory authorities, the timing of any clearances and market introductions and whether any currently available drugs, or drugs under development by others, are effective in the same indications. Accordingly, the relative speed with which we can develop, complete the clinical trials for, receive regulatory clearance for and supply commercial quantities of products to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other factors described above, on product efficacy, safety, reliability, availability, payer reimbursement policies and patent protection.
Manufacturing and Supply
     Pursuant to the terms of our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the active pharmaceutical ingredient for Savella in exchange for a transfer price. Forest Laboratories has assumed the obligation to pay the transfer price directly to Pierre Fabre, of which we are obligated to reimburse Forest Laboratories for a portion of the active ingredient costs of samples. Currently, Pierre Fabre manufactures the active pharmaceutical ingredient for Savella in its facility located in Gaillac, France. This facility has been inspected by the FDA and is subject to continued inspections. Pierre Fabre has qualified an additional manufacturing facility. In addition, because Pierre Fabre is our sole supplier of the active pharmaceutical ingredient for Savella and is currently the only supplier of the active pharmaceutical ingredient for Savella in the world, we have the right, but not the obligation, to qualify us or Forest Laboratories as an additional manufacturing facility to manufacture the active pharmaceutical ingredient for Savella. We do not currently have this capability. In addition, we have the right to manufacture the active pharmaceutical ingredient for Savella if Pierre Fabre does not have the required buffer stock or in the event that we terminate our license agreement with Pierre Fabre under certain circumstances. Currently, Forest Laboratories is responsible for encapsulating and packaging Savella.
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

8.

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

9.

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

10.

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
     While CMS has had primary responsibility for regulating laboratory-developed tests, the FDA has in the past also claimed regulatory authority over laboratory-developed tests, but had stated that it was exercising enforcement discretion in not regulating laboratory-developed tests performed by high complexity, CLIA-certified laboratories. In September 2006, the FDA published a draft guidance document that described certain laboratory-developed tests that the FDA intends to regulate as in vitro diagnostic test systems (i.e., as medical devices). The FDA calls this category of laboratory-developed tests “In Vitro Diagnostic Multivariate Index Assays,” or IVDMIAs. The FDA issued a revised draft guidance pertaining to IVDMIAs in July 2007. In the revised guidance, the FDA defines an IVDMIA as a device that combines the values of multiple variables using an interpretation function to yield a single, patient-specific result that is intended for use in the diagnosis of a disease or other condition, or in the cure, mitigation, treatment, or prevention of disease, and that provides a result that cannot be independently derived or verified by the end user and whose derivation is non-transparent. The IVDMIA draft guidance, if adopted as published, would extend FDA oversight over laboratories that offer laboratory-developed tests which meet this definition. We do not believe that Avise MCV and Avise PG will be subject to the proposed FDA regulatory guidance.

11.

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
Employees
     As of February 1, 2010, we employed 150 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.
Available Information
     Our website address is www.cypressbio.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those

12.

reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Item 1A.	Risk Factors
This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product and service sales, royalties, revenue, expenses, net income or loss, and earnings or loss per share.
Risks related to our business
We may not be successful in creating a successful commercial infrastructure.
     In a period of a few months, we hired 115 field based sales employees to create a commercial infrastructure in order to launch Savella along with our corporate partner, Forest Laboratories. We initially began with an 11 person sales force which launched the first two of our personalized medicine services in October 2008 and hired the remainder of our current sales field personnel by January 2009. Our launch of Savella at the beginning of May 2009 is a result of us exercising our co-promotion right which allows us to co-promote Savella under our agreement with Forest Laboratories and be paid by Forest for the Savella portion of the sales details. While Savella was approved by the U.S. Food and Drug Administration (FDA) on January 14, 2009, Cypress and Forest did not commence product promotion until May 2009. The delay in launching Savella delayed our ability to generate royalty revenues under our collaboration with Forest and prevented us from being reimbursed for the portion of our sales force calls that would have been devoted to the promotion of Savella, which caused the net cost of our sales force to be a larger portion of our expenses for the year 2009.
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
We may encounter challenges in our personalized medicine services.
          We launched the first two of our personalized medicine services in October 2008. These services were acquired in March 2008, when we acquired Proprius, a formerly private San Diego-based personalized medicine services and specialty pharmaceutical company. We have limited experience in the personalized medicine services space. The launch of our personalized medicine services has exposed us to potential operational and financial risks, including:

13.

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
          In addition, the launch of our personalized medicine services has exposed us to significant impairment charges related to goodwill, and we incurred a $1.1 million non-cash goodwill impairment charge related to our personalized medicine services business in the fourth quarter of 2009. We will continue to devote significant resources to our new business and we may fail to realize the anticipated benefit of this strategic transaction with Proprius and further, may decide to terminate our personalized medicine services.
If third-party payers, including managed care organizations and Medicare, do not provide reimbursement for Avise PG or Avise MCV, their commercial success could be compromised.
          We began marketing our personalized medicine services in October 2008 and the cycle time for payment is long and further, we might not ever receive payment. We have only received payment for a small number of the tests that have been performed, and the value of the cash collected has been significantly less than the gross value of the testing services performed.. Further, physicians and patients may decide not to order our tests unless third-party payers, such as managed care organizations as well as government payers such as Medicare and Medicaid, establish coverage policies for the tests or pay a substantial portion of the test price. Reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that tests using our technologies are:
•	not experimental or investigational;

•	medically necessary;

•	appropriate for the specific patient and diagnosis;

•	cost-effective;

•	supported by peer-reviewed publications; and

•	included in clinical practice guidelines.
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

14.

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
We have recently substantially increased the size of our organization and may need to continue to increase the size of our organization, and we may experience difficulties in managing growth.
          In a period of a few months in late 2008, we hired 115 field based sales employees and management to create a commercial infrastructure in order to launch Savella along with our corporate partner, Forest Laboratories, which contributed to an increase in our full-time employees from 37 as of September 30, 2008 to 150 as of February 1, 2010. We may need to continue to expand our managerial, operational and other resources in order to grow, manage and fund our existing business, including the development activities relating to our personalized medicine services, and in order to perform under our co-promotion arrangement for Savella we will need to manage activities relating to the commercialization of Savella. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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
We are dependent on our collaboration with Forest Laboratories to commercialize Savella and to obtain additional regulatory approvals.
          Pursuant to the terms of our collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of Savella, for all indications in the United States. Forest Laboratories exercised its option to extend the territory to include Canada. Forest Laboratories is responsible for funding the further development of Savella, including further clinical trials and further regulatory approval. With the FDA approval of Savella, Forest Laboratories has primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the further development and marketing of Savella . Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to achieve market acceptance of Savella for the management of FM.
          We are subject to a number of additional risks associated with our dependence on our collaboration with Forest Laboratories, including:
•	Forest Laboratories could fail to devote sufficient resources to the commercialization, marketing and distribution of Savella or any other products developed under our collaboration agreement, including by failing to develop or expand sales forces if such sales forces appear necessary for the most effective promotion of Savella or any other approved product;

15.

•	We and Forest Laboratories could disagree as to post approval development plans, including the number and timing of clinical trials, or as to which additional indications for Savella should be pursued, if any, and therefore Savella may never be sold for any indications other than FM;

•	Forest Laboratories could fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of Savella which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;

•	Forest Laboratories could independently develop, develop with third parties or acquire products that could compete with Savella, including drugs approved for other indications used by physicians off-label for the treatment of FM;

•	Forest Laboratories could abandon or underfund the post approval development of Savella, repeat or conduct additional clinical trials or require a new formulation of milnacipran for further clinical testing, or delay the commencement of any post approval clinical trials for Savella for the management of FM; and

•	Disputes regarding the collaboration agreement that delay or terminate the post approval development or commercialization, may delay or prevent the achievement of clinical or regulatory objectives that would result in the payment of milestone payments or result in significant litigation or arbitration.
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
          We are performing all our personalized medicine testing services in our laboratory located in San Diego, California. Despite precautions taken by us, any future natural or man-made disaster at this laboratory, such as a fire, earthquake or terrorist activity, could cause substantial delays in our personalized medicine services operations, damage or destroy our equipment and biological samples or cause us to incur additional expenses. In addition, we are leasing the facilities where our lab operates and anytime a lab is moved, it could also cause substantial delay in our personalized medicine services operations, damage or destroy our equipment and biological samples or cause us to incur additional expenses. In the event of an extended shutdown of our laboratory, we may be unable to perform our personalized medicine testing services in a timely manner or at all and therefore would be unable to operate our personalized medicine services in a commercially competitive manner, which would also detract from our ability to offer integrated personalized medicine services and therapeutic products through the same sales organization. We cannot assure you that we could recover quickly from a serious natural or man-made disaster or that we would not permanently lose customers as a result of any such business interruption. This could harm our operating results and financial condition.
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

16.

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
          Missing or incorrect information on test requisitions adds complexity to and slows the billing process, creates backlogs of unbilled tests, and generally increases the aging of accounts receivable and bad debt expense. Our experience to date has been that our collection cycles continue to be prolonged, with the amount of cash collected significantly less than the gross value of testing services performed. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing federal healthcare programs could also lead to various penalties, including:
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
          With respect to our personalized medicine services, we bill on a fee-for-service basis. Billing for personalized medicine services is a complex process and we bill many different payers such as insurance companies, governmental payer programs and patients, each of which has different billing requirements. We have very limited experience in the collection of accounts receivable and we face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third party payers, such as Medicare, Medicaid and other governmental payer programs, hospitals, private insurance plans and managed care organizations. In addition, as a result of the current economic climate, we may face increased risks in our collection efforts, which could adversely affect our business. Also, large write-offs of doubtful accounts (particularly in response to a recent increase in personal bankruptcies), delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payers could adversely affect our business, results of operations and financial condition. Our experience to date has been that our collection cycles continue to be prolonged, with the amount of cash collected significantly less than the gross value of testing services performed.
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

17.

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
          Pursuant to our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the active pharmaceutical ingredient in Savella. Neither we nor Forest Laboratories have facilities for the manufacture of the active pharmaceutical ingredient in Savella. Currently, Pierre Fabre manufactures milnacipran in its facility in Gaillac, France. Pierre Fabre is the only worldwide supplier of milnacipran, which is currently approved for sale for a non-pain indication outside the United States. Pierre Fabre’s facility has been initially inspected by the FDA for compliance with current good manufacturing practices, or cGMP, requirements and after this initial inspection, may be inspected from time to time. In addition, Pierre Fabre has qualified an additional manufacturing facility, and the second manufacturing site that has been identified by Pierre Fabre is also subject to inspection by the FDA for compliance with cGMP. In the event an inspection results in written deficiencies, it may result in a disruption or termination of the supply to Forest Laboratories of milnacipran. We do not have control over Pierre Fabre’s or its sublicensee’s compliance with cGMP requirements. If Pierre Fabre fails to timely and economically supply us sufficient quantities for commercial sale of Savella, our product sales and market acceptance of Savella could be adversely affected.
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
          We lose our decision-making authority with respect to the development of Savella if we engage in a merger, consolidation or sale of all or substantially all of our assets, or if another person or entity acquires at least 50% of our voting capital stock. In addition, in the event there is a change of control of Cypress that is not approved by our Board or in the event the surviving entity has an FM product and does not divest such product within 12 months, Forest Laboratories may elect to terminate our co-promotion rights for Savella or any other product developed under the collaboration agreement. Our license agreement with Pierre Fabre provides that Pierre Fabre may elect to terminate the

18.

agreement upon a change in control transaction in which a third party acquirer of us controls an SNRI product, and the acquirer does not take certain actions (e.g., divestiture of such SNRI product) within a specified time period to cure the breach of certain restrictions in the agreement that results from such SNRI product. These provisions may have the effect of delaying or preventing a change in control or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring us.
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
          It is possible that we will never be able to realize material cash inflows from sales of our personalized medicine services. Further, if we are unable to realize significant revenues in the sale of any of our current personalized medicine services or if Forest Laboratories and Cypress are unable to achieve significant sales of Savella, we will be unable to generate sufficient revenues (including revenues from royalties), may be unsuccessful in raising additional capital and may cease our operations.
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

19.

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
          We may be subject to legal actions asserting product liability claims relating to the use of Savella. In connection with exercising our co-promotion right, we agreed to indemnify Forest Laboratories with respect to the promotion of Savella. Although we currently maintain $10.0 million in insurance for product liability claims, litigation is inherently subject to uncertainties and we may be required to expend substantial amounts in the defense or resolution of any product liability claims made relating to the use of Savella, some or all of which may not be covered by insurance.
          We also plan to continue conducting clinical trials on humans using milnacipran and from time to time, and to conduct clinical trials on humans in Proof of Concept stage development candidates, and the use of milnacipran and these other development candidates may result in adverse effects. Although we are aware that there are side effects associated with milnacipran and other potential development candidates, we will never be able to predict all possible harm or side effects that may result from the treatment of patients with milnacipran or any of our future product candidates, and the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities. We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.
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

20.

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

21.

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
          Further, in September 2006, the FDA published a draft guidance document that described certain laboratory-developed tests that the FDA intends to regulate as in vitro diagnostic test systems (i.e., as medical devices). The FDA calls this category of laboratory-developed tests “In Vitro Diagnostic Multivariate Index Assays,” or IVDMIAs. The FDA issued a revised draft guidance pertaining to IVDMIAs in July 2007. In the revised guidance, the FDA defines an IVDMIA as a device that combines the values of multiple variables using an interpretation function to yield a single, patient-specific result that is intended for use in the diagnosis of a disease or other condition, or in the cure, mitigation, treatment, or prevention of disease, and that provides a result that cannot be independently derived or verified by the end user and whose derivation is non-transparent. The IVDMIA draft guidance, if adopted as published, would extend FDA oversight over laboratories that offer laboratory-developed tests which meet this definition. It is possible that Avise MCV and Avise PG will be subject to the proposed FDA regulatory guidance and even if not covered by the IVDMIA draft, that new legislation will extend FDA oversight to our laboratory-developed tests.
We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for any of our other future product candidates.
          As of February 1, 2010, we had only 150 full-time employees. Although we have more employees than we have had historically, 111 of these employees are devoted to our sales organization, and therefore, as we have in the past, we expect to continue to rely on third parties to conduct all of our clinical trials. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize any of our future product candidates.
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

22.

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
          With respect to our pharmaceutical product for the management of FM, Savella (milnacipran HC1), in June 2007, the FDA approved Pfizer Inc.’s drug pregabalin (Lyrica®) for the management of FM and in June 2008 approved Eli Lilly and Company’s duloxetine (Cymbalta®) for the management of FM. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to Savella. Tricyclic antidepressants, or TCAs, which are available as inexpensive generic formulations, are also used to treat FM and are less expensive than Savella, as are other generic antidepressants and pain products commonly used to treat FM. Pfizer Inc.’s drug pregabalin (Lyrica®) and Eli Lilly and Company’s duloxetine (Cymbalta®) are competitive with Savella and these products and any other future products will affect Savella’s sales and may cause sales to be lower than anticipated, as can the numerous generic antidepressants and pain products commonly used off-label to treat FM.
          The market potential for FM is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain or antidepressant therapies could decide to evaluate their current product candidates for the treatment of FM at any time. Due to the prevalence and incidence of FM, we anticipate that most, if not all, of the major pharmaceutical companies will have significant research and product development programs in FM. We expect to encounter significant competition both in the United States and in foreign markets for Savella and each of the drugs that we seek to develop.
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

23.

Accordingly, the relative speed with which we can develop, complete the clinical trials for, receive regulatory clearance for and supply commercial quantities of products to the market is expected to be an important competitive factor. We expect that competition among products approved for sale will be based, among other factors described above, on product efficacy, safety, tolerability, cost, reliability, availability, payer reimbursement policies and patent protection.
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
          We believe third-party payers are increasingly limiting coverage for personalized medicine services, and in many instances are exerting pressure on service suppliers to reduce their prices. Consequently, third-party payment or reimbursement may not be consistently available or adequate to cover the cost of our services. We do not yet have any third-party payer reimbursement agreements. Additionally, third-party payers who have previously approved a specific level of payment or reimbursement may reduce that level. Under prospective payment systems, in which healthcare providers may be paid or reimbursed a set amount based on the type of personalized medicine service procedure performed, such as those utilized by Medicare and in many private managed care systems, the cost of our personalized medicine services may not be justified and reimbursed. Any limitations on payment or reimbursement for our services could limit our ability to commercialize and sell new services or to continue to sell our existing services, or may cause the selling prices of our existing services to be reduced, which would adversely affect our revenues and operating results.

24.

We rely on our employees and consultants for their scientific and technical expertise in connection with our business operations.
          We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of February 1, 2010, we had only 150 full-time employees, 111 of which are sales field based and therefore, we rely heavily on each of our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the further development and commercialization of Savella, our personalized medicine services or any future product candidates. We expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business. Additionally, our employment agreement with our chief executive officer provides for “at will” employment, which means that he may terminate his services to us at any time.
We have a history of operating losses and we may never be profitable.
          We have incurred substantial losses during our history. For the years ended December 31, 2009 and 2008, we incurred net losses of $28.3 million and $18.2 million, respectively. As of December 31, 2009, we had an accumulated deficit of $196.5 million. We do not expect to be profitable in the near future, and our ability to become profitable will depend upon our and Forest Laboratories’ ability to further develop, market and commercialize Savella, and our ability to further develop, market and commercialize our personalized medicine services and any other products we may develop. We may not become profitable in the foreseeable future and may never achieve profitability.
We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or eliminate our sales efforts and the development of future product candidates and personalized medicine services or to discontinue pursuing any proposed acquisitions, or which could adversely affect our ability to realize the expected benefits of any completed acquisitions.
          We will incur certain non-reimbursable expenses in connection with the sales of Savella, and will also incur costs in the development of additional personalized medicine services, such as our CB-CAP technology. We are also incurring expenses in connection with the evaluation of potential acquisitions or other strategic transactions and will incur additional expenses in the event we close any such transactions or enter into any co-promotion, in-licensing or collaboration agreements in connection with any such transactions, or invest in any Proof of Concept studies. We may also be required to pay up to $37.5 million in potential milestone-related payments associated with the development of certain therapeutic candidates acquired in our merger with Proprius and a $3.0 million milestone payment in connection with our acquisition of Cellatope. We do not have any committed external sources of funding and although we expect to have revenues, it is likely our revenues will be less than we expect to spend in the year 2010 and that at some time in the future we will likely need to raise additional capital through the sale of equity or debt. The amount of capital we will require will depend upon many factors, including but not limited to, the amount we spend on our sales force that is not reimbursed by Forest Laboratories, how much is ultimately required to develop the products and personalized medicine services that are in development and the evaluation, pursuit and potential closing of any strategic transactions. If we are unable to raise capital when we need it, we may have to scale back or eliminate our sales force or some or all of our development of existing or future product candidates and personalized medicine services and discontinue the evaluation, pursuit or completion of any proposed acquisitions or strategic transactions, and we may be unable to realize the expected benefits of any completed acquisitions or strategic transactions.
Raising additional funds by issuing securities, or through collaboration and licensing arrangements, may cause dilution to existing stockholders, restrict our operations, or require us to relinquish propriety rights.
          We may attempt to raise additional funds through public or private equity offerings, as we did in June 2007 with a public equity offering, or through debt financings. However, the recent credit crisis and the current economic conditions may prevent us from raising money through debt or equity financings. We may also issue equity or other securities in connection with corporate collaborations and licensing arrangements, or raise funds through arrangements like these. For example, the potential milestone payments due to the stockholders of Proprius may be paid in up to 50% stock of Cypress, at our election. To the extent that we are able to raise additional capital by issuing equity securities, or otherwise issue equity securities in connection with corporate collaboration and licensing arrangements or otherwise, our existing stockholders’ ownership percentage will be diluted. Any financing or other transaction that

25.

involves our issuing securities that we do engage in may also include provisions that restrict our operations. In addition, if we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish potential valuable rights to our potential products on terms that are not favorable to us.
The investment of our cash balance and short-term investments are subject to risks which may cause losses and affect the liquidity of these investments.
          As of December 31, 2009, we had $38.6 million in cash and cash equivalents and $103.1 million in short-term investments. We have historically invested these amounts in United States government securities, corporate debt securities, commercial paper, certificates of deposit and money market funds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. During the quarter ended December 31, 2009, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income.
          We have incurred substantial losses during our history and do not expect to become profitable in 2010 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. All unused federal net operating losses will expire 15 or 20 years after any year in which they were generated. The carryforward period is 15 years for losses incurred prior to 1996 and 20 years for losses incurred subsequent to 1997. Our federal net operating losses wil begin to expire in 2010, and our California tax loss carryforwards will begin to expire in 2012. Additionally, the future utilization of our net operating loss carryforwards to offset future taxable income is subject to annual limitations, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that have occurred in prior years, which could prevent us from fully utilizing our net operating loss carryforwards.
Our stock price has been very volatile and will likely continue to be volatile.
          The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2007 through December 31, 2009, the low and high sales prices for our common stock ranged from $4.90 to $18.20. For the year ended December 31, 2009, our low and high sales prices were $5.24 and $10.10, respectively. As of December 31, 2009, the last reported sale price of our common stock was $5.77. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We expect our stock price to be volatile in the near future. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:
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

26.

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
          As of December 31, 2009, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 60% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.
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
          Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and by the NASDAQ Stock Market LLC, have resulted and we expect will continue to result in significant costs to us. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of internal control over financial reporting has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant financial resources and management time related to compliance activities. Additionally, these laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

27.

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
          Our ability to realize the full sales potential for Savella (milnacipran HCl), our only therapeutic product, may decrease or be eliminated if we are not able to protect our proprietary technology. The composition of matter patent for milnacipran (U.S. Patent 4,478,836) expired in June 2002, and a method of synthesis patent (U.S. Patent 5,034,041) expired on December 27, 2009. Accordingly, we rely on the patent for the method of use of milnacipran to treat fibromyalgia (U.S. patent 6,602,911), pain (U.S. Patent 6,992,110) and the method of use of milnacipran to treat symptoms of chronic fatigue syndrome (U.S. Patent 6,635,675) issued to us, to protect our proprietary technology with respect to the development of milnacipran. The method of use patent directly relevant to our current milnacipran product candidate is the ‘911 patent; the other two method of use patents may have future applicability. We have also filed additional patent applications related to milnacipran and to the use of milnacipran for FM (and other related pain syndromes and disorders), although no patents have issued on these patent applications. Because there is no patent protection for the composition of matter of milnacipran, other companies may be able to sell milnacipran in competition with us and Forest Laboratories for indications for which we do not have use patent protection unless we and Forest Laboratories are able to obtain additional protection through milnacipran-related patents or additional use patents that may issue from our pending patent applications or from regulatory exclusivity. It may be more difficult to establish infringement of methods of synthesis, formulation or use patents as compared to a patent on a compound. If we or Forest Laboratories are not able to obtain and enforce these patents, a competitor could use milnacipran for a treatment or use not covered by any of our patents.
          In connection with our acquisition of Proprius, we acquired rights to an issued patent (U.S. patent 6,921,667, which terminates in 2023) and several patents in prosecution with respect to the Avise PG test (U.S. Patent 7,582,282 issued September 1, 2009) and a number of patents in prosecution on the Avise MCV. Although we have the right to two issued patents covering the Avise PG test, we may not be able to secure any additional patent protection and the existing patent may not ensure exclusivity through the patent term. In addition, as part of our acquisition of Proprius we acquired rights to a patent family directed to PRO-406 (the topical NSAID therapy for the symptomatic treatment of osteoarthritis) including one issued patent (U.S. patent No. 7,138,394, which expires in 2023) and several pending U.S. and foreign patent applications. It is uncertain whether we will be able to obtain any claim with reasonable coverage for PRO-406.
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

28.

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
          Others may file patent applications or obtain patents on similar technology or compounds that compete with Savella for the treatment of FM, for any of our personalized medicine services or any of the products that may be developed under any POC trials we conduct. We cannot predict the breadth of claims that will be allowed and issued in patent applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. We may infringe on intellectual property rights of others without being aware of the infringement. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.
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

29.

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

30.

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

31.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We currently occupy a total of approximately 10,100 square feet of leased office space in San Diego, California under three leases. The San Diego facilities house our executive and administrative offices and laboratory space. The lease for our main corporate office occupying approximately 5,700 square feet expires in July 2012 and contains monthly rental payments ranging from $15,600 to $17,870 over the lease term. In July 2008, we leased an additional 1,900 square feet of office space for our executive and administrative offices. The lease for this additional space expires in December 2010 and contains monthly rental payments of $4,635. In May 2008, we leased approximately 2,500 square feet of laboratory space. This lease expires in June 2010 and contains monthly rental payments of $6,383.
Item 3. Legal Proceedings
     From time to time, in the normal course of business, we are involved in litigation arising out of our operations. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.
Item 4. (Removed and Reserved)

32.

PART II
Item 5. Market for our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the NASDAQ Global Stock Market under the symbol “CYPB”. Set forth below are the high and low sales prices for our common stock for the periods indicated as reported on the NASDAQ Global Stock Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2009:
First Quarter	$10.10	$6.78
Second Quarter	9.68	6.70
Third Quarter	9.95	6.85
Fourth Quarter	8.37	5.24

Year Ended December 31, 2008:
First Quarter	$11.09	$6.66
Second Quarter	8.85	6.17
Third Quarter	9.13	5.45
Fourth Quarter	7.41	4.90
     As of March 1, 2010, there were approximately 414 holders of record of our common stock. On March 1, 2010, the last reported sale price of our common stock on the NASDAQ Global Stock Market was $5.22 per share. We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business.
Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities during fiscal 2009.

33.

Stock Performance Graph and Cumulative Total Return
          The graph below shows the cumulative total stockholder return assuming the investment of $100 on the date specified (and the reinvestment of dividends thereafter) in each of (i) Cypress Bioscience, Inc.’s common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Pharmaceutical Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or the indexes presented.
NOTE: Data complete through last fiscal year.
NOTE: Corporate Performance Graph with peer group uses peer group only performance (excludes only company).
NOTE: Peer group indices use beginning of period market capitalization weighting.

34.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:

Revenues:
Revenues under collaborative agreement	$10,026,307	$16,659,099	$13,440,603	$4,322,468	$8,384,636
Commercial revenues	16,976,200	—	—	—	—
Revenues from personalized medicine services	332,372	—	—	—	—

	27,334,879	16,659,099	13,440,603	4,322,468	8,384,636

Operating expenses:
Cost of personalized medicine testing services	1,986,722	267,361	—	—	—
Research and development	11,996,169	9,171,076	7,210,684	9,184,404	15,839,737
Selling, general and administrative	42,138,458	17,602,820	10,027,358	8,379,031	5,448,160
In-process research and development	—	12,590,000	—	—	—
Goodwill impairment	1,100,000	—	—	—	—
Compensation expense (benefit) — variable stock options	—	—	—	—	(1,749,135)

	57,221,349	39,631,257	17,238,042	17,563,435	19,538,762

Other income (expense):
Interest income	1,634,507	4,746,547	7,285,023	4,923,290	3,501,381
Interest expense	—	—	—	—	(2,382)
Gain (loss) on disposal of assets	—	—	—	—	4,186

	1,634,507	4,746,547	7,285,023	4,923,290	3,503,185

Net income (loss)	$(28,251,963)	$(18,225,611)	$3,487,584	$(8,317,677)	$(7,650,941)

Net income (loss) per share — basic	$(0.74)	$(0.48)	$0.10	$(0.26)	$(0.25)

Shares used in computing net income (loss) per share — basic	38,150,054	37,733,737	35,205,783	32,094,785	31,105,271

Net income (loss) per share — diluted	$(0.74)	$(0.48)	$0.10	$(0.26)	$(0.25)

Shares used in computing net income (loss) per share — diluted	38,150,054	37,733,737	36,616,091	32,094,785	31,105,271

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$141,673,371	$145,494,605	$181,806,574	$102,778,328	$109,613,278
Total assets	176,064,710	174,592,523	182,699,850	103,824,941	110,791,798
Total stockholders’ equity	140,584,003	159,915,208	168,014,978	87,097,297	89,975,440
Working capital	140,503,944	138,751,122	177,975,517	99,508,212	105,536,094

35.

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
     Following the January 2009 FDA approval to market Savella for the management of FM, Savella was shipped to wholesalers and became available at pharmacies at the end of April 2009. Savella is a dual-reuptake inhibitor that preferentially blocks the reuptake of norepinephrine with higher potency than serotonin (in vitro). These two neurotransmitters are thought to play a central role in the symptoms for FM. We co-promote Savella for FM with our corporate partner, Forest Laboratories, Inc., or Forest Laboratories, and by the beginning of 2009, we expanded our sales force to 115 field based personnel in anticipation of the launch of Savella. At the beginning of May 2009, we began detailing Savella to rheumatologists, pain centers, and physical medicine and rehabilitation specialists in the U.S. Now that we are detailing Savella to physicians, in addition to receiving a royalty on total net sales of Savella we will be reimbursed by Forest Laboratories for the Savella sales calls that we make based on Forest Laboratories’ cost to conduct such sales calls.
     At the end of October 2008, with our initial 11 person sales force, we launched our first two novel personalized medicine services, Avise PG and Avise MCV, which are detailed to rheumatologists. Personalized medicine services are tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. Avise PG is a test that supports dose optimization and therapeutic decision making for patients taking methotrexate (“MTX”), a widely used first-line therapy for rheumatoid arthritis (“RA”). Avise MCV is a test that aids in the diagnosis and prognosis of RA. We believe that offering integrated personalized medicine services and pharmaceutical products through the same sales organization will facilitate physician access and improve the quality of the sales call, as well as help establish Cypress as a leader targeting these specific specialists. When we began promoting Savella in May 2009 with our 115 field based personnel we called on the same rheumatologists that we began calling upon in October 2008 for our first two personalized medicine services.
     From time to time we have ongoing Proof of Concept (“POC”) stage therapeutic product opportunities in development. At the present time, we are not funding any POC stage development programs, including the two pharmaceutical candidates acquired in connection with our acquisition in March 2008 of Proprius, Inc., or Proprius, although we continue to evaluate the merit of future investment in POC stage development programs. We are also actively continuing to evaluate various other potential strategic transactions for development stage and commercial product opportunities where we can leverage our broad technical, clinical and regulatory expertise or our excess sales force capacity, and are considering a variety of potential transaction structures.

36.

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
     In March 2008, we announced the closing of the acquisition of Proprius that included an upfront payment of approximately $37.5 million in cash, as well as up to an additional $37.5 million in potential milestone related payments associated with the development of Proprius’ early clinical-stage therapeutic candidates, which include a product to treat pain and a product to treat rheumatoid arthritis. We are not currently in active development with respect to either product candidate.
Results of Operations
Comparison of Years Ended December 31, 2009 and 2008
Revenues Under Collaborative Agreement
     We recognized revenues under our collaborative agreement with Forest Laboratories of $10.0 million for the year ended December 31, 2009 compared to $16.7 million for year ended December 31, 2008. Revenues during the year ended December 31, 2009 included a $6.5 million reimbursement for the remaining two-thirds of the costs paid in advance by us in connection with the second Phase III trial for Savella received from Forest Laboratories in January 2009 upon approval of our New Drug Application (“NDA”). This compares to a $10.0 million milestone payment, net of a $0.5 million sublicense fee to Pierre Fabre, and $3.2 million reimbursement for one-third of the costs paid in connection with the second Phase III trial for Savella received from Forest Laboratories in February 2008 upon acceptance of our NDA. The revenues under collaborative agreements recorded during 2009 and 2008 consist entirely of amounts earned or reimbursed to us pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of Savella. Such revenues include the recognition of the $25.0 million upfront payment received in January 2004 from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella. The amount of sponsored development reimbursements from Forest Laboratories and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella changes periodically and may be eliminated based on the level of development activity.
Commercial Revenues
     We recognized commercial revenues of $17.0 million for the year ended December 31, 2009 in connection with the launch of Savella during 2009.
     The following table summarizes the components of commercial revenues for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,
	2009	2008
Royalty revenue	$4,850,687	$—
Revenue from milestones	1,254,640	—
Co-promotion reimbursement	10,870,873	—

	$16,976,200	$—

37.

     We recognized royalty revenue of $4.9 million for the year ended December 31, 2009 based on net sales of Savella during the period as reported by Forest Laboratories, subject to an adjustment by Forest Laboratories based on their total payment obligations to Cypress and Pierre Fabre.
     Revenue from milestones for the year ended December 31, 2009 consists of the recognition of $1.9 million related to the $25.0 million milestone payment, net of the $1.25 million sublicense payment to Pierre Fabre, received in January 2009 upon NDA approval, and net of sampling obligations of $0.6 million. The milestone will be recognized on a straight-line basis, net of sampling obligations, over the ongoing commercial obligation period, which is estimated to be 13 years.
     Co-promotion reimbursement revenue of $10.9 million for the year ended December 31, 2009 consists of reimbursement from Forest Laboratories for detail calls provided by our sales force during the period, as well as reimbursement for certain marketing costs incurred by us.
     The co-promotion reimbursement for detail calls is determined based on the number of detailing calls made by our sales force (measured on a per physician call basis) during the period, each of which is reimbursed at a rate equal to the cost of such effort to Forest Laboratories had it been accomplished by the Forest Laboratories sales force. The corresponding costs associated with our co-promotion reimbursement are included as a component of selling, general and administrative expense on the Consolidated Statement of Operations.
Revenues From Personalized Medicine Services
     Revenues from our personalized medicine services are recognized as cash payments for the services are received. We recognized revenue of approximately $0.3 million during 2009 in connection with personalized medicine services, which were launched during the fourth quarter of 2008.
Cost of Personalized Medicine Services
     Cost of personalized medicine testing services primarily consists of the compensation and benefits (including bonuses, if any, and stock-based compensation) of laboratory personnel, laboratory supplies, outside laboratory costs, shipping and distribution costs and facility-related expenses. We incurred costs of $2.0 million during the year ended December 31, 2009 compared to $0.3 million during the year ended December 31, 2008 in connection with our personalized medicine services. Our personalized medicine services were launched during the fourth quarter of 2008, resulting in a full year of activity during 2009.
Research and Development
     Research and development expenses for the year ended December 31, 2009 were $12.0 million compared to $9.2 million for the year ended December 31, 2008. The increase in research and development expenses is primarily attributable to a $3.0 million milestone payment owed to Pierre Fabre upon NDA approval in connection with our collaboration agreement with Forest Laboratories and a $2.0 million payment recognized as research and development expense during the first quarter of 2009 in connection with our asset purchase agreement with Cellatope. This increase in research and development expenses was partially offset by a $1.0 million milestone payment owed to Pierre Fabre upon NDA acceptance in the first quarter of 2008, as well as one-time costs owed to Forest Laboratories during 2008 as agreed upon in the amendment to our agreement with Forest Laboratories.
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

38.

Selling, General and Administrative
     Selling, general and administrative expenses for the year ended December 31, 2009 and 2008 is comprised of the following:

	Year Ended
	December 31,
	2009	2008
Sales and marketing	$25,139,875	$4,921,301
General and administrative	16,998,583	12,681,519

	$42,138,458	$17,602,820

     Sales and marketing expenses increased to $25.1 million for the year ended December 31, 2009 from $4.9 million for the year ended December 31, 2008. The increase is primarily due to the costs associated with supporting our commercial organization, which expanded from 11 people for most of 2008 to 115 in 2009, including salary, commission and benefits, travel expenses, training costs and automobile fleet costs, as well as marketing expenses incurred during 2009.
     General and administrative expenses increased to $17.0 million for the year ended December 31, 2009 from $12.7 million for the year ended December 31, 2008. The increase is primarily due to increased consulting costs incurred during 2009 in connection with business development activities, increased legal fees incurred during 2009 in connection with patent filing activities and compensation expense recognized for contingent payments in connection with our acquisition of Proprius.
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
     The therapeutic products acquired from Proprius consisted of early clinical-stage candidates, which include a product to treat pain and a product to treat rheumatoid arthritis. Substantial additional research and development will be required prior to any of our acquired therapeutic programs reaching technological feasibility. In addition, once proof of concept studies are completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Due to the early stage of development for these therapeutic products, we are unable to estimate with certainty the time and investment required to develop these products. These programs may never reach technological feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. The successful development of Proprius’ therapeutic products could result in potential milestone payments of up to $37.5 million. At the present time, we are not funding the development of these two products.

39.

Goodwill Impairment
     We assess our goodwill for impairment as of December 1 of each year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For 2009, our annual impairment review coincided with a series of facts and circumstances indicating that our goodwill might be impaired, including revised projections for our personalized medicine services business reflecting current product demand and our cash collection profile.
     We measure for potential impairment of goodwill associated with each of our reporting units based on a projected discounted cash flow method using a discount rate that we believe is commensurate with the risk inherent in our current business model and a market approach method using market multiples of similar companies. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.
     Upon completion of our analysis, we concluded that the goodwill related to our personal medicine services reporting unit was fully impaired, resulting in a $1.1 million impairment charge. We also concluded that the goodwill related to our therapeutics reporting unit in the amount of $21.9 million was not impaired. There were no such charges in 2008.
Interest Income
     Interest income for the year ended December 31, 2009 was $1.6 million compared to $4.7 million for the year ended December 31, 2008. The decrease in interest income for the year ended December 31, 2009 compared to the corresponding period in 2008 is primarily due to a general decrease in interest rates and related yields experienced during 2009 compared to 2008, as well as maturing securities being reinvested at lower rates.
Comparison of Years Ended December 31, 2008 and 2007
Revenues Under Collaborative Agreement
     We recognized revenues under our collaborative agreement with Forest Laboratories of $16.7 million for the year ended December 31, 2008 compared to $13.4 million for the year ended December 31, 2007. The increase in revenues under our collaborative agreement is due to a $10.0 million milestone payment, net of a $0.5 million sublicense fee to Pierre Fabre, and $3.2 million reimbursement for one-third of the costs paid in connection with the second Phase III trial for Savella received from Forest Laboratories in February 2008 upon acceptance of our NDA. This compares to $10.0 million in milestone payments, net of $0.5 million in sublicense fees to Pierre Fabre, received from Forest Laboratories during 2007. The revenues recorded during 2008 and 2007 consist solely of amounts earned or reimbursed to us pursuant to our collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of Savella. Such revenues include the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements, funding received from Forest Laboratories for certain of our employees devoted to the development of Savella and the milestone payments and reimbursement payment described above. The amount of sponsored development reimbursements from Forest Laboratories and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella changes periodically and may be eliminated based on the level of development activity.
     Revenue from our personalized medicine services will be recognized as cash payments for the services are received. While we began offering these services in October 2008, no cash payments were received and accordingly, no revenue was recognized during 2008.

40.

Cost of Personalized Medicine Testing Services
     Cost of personalized medicine testing services primarily consists of the compensation and benefits (including bonuses and stock-based compensation) of laboratory personnel, laboratory supplies, outside laboratory costs, shipping and distribution costs and facility-related expenses. Our costs of personalized medicine services of $0.3 million during 2008 are attributable to the launch of our personalized medicine services during the fourth quarter of 2008.
Research and Development
     Research and development expenses for the year ended December 31, 2008 were $9.2 million compared to $7.2 million for the year ended December 31, 2007. The increase in research and development expenses is primarily attributable to a $1.0 million milestone payment upon NDA acceptance in connection with our collaboration agreement with Forest Laboratories, as well as costs incurred during 2008 in connection with our proof of concept studies for new compounds, development costs incurred during 2008 in connection with validation activities for our personalized medicine services and increased stock-based compensation expense related to options granted in 2008. This increase in research and development costs during 2008 was partially offset by costs incurred during 2007 in connection with the second Phase III Savella trial, which was completed during the second quarter of 2007. During the year ended December 31, 2008, we incurred total costs of $1.1 million, excluding milestone payments, in connection with our Phase III Savella programs compared to a total of $2.7 million during the year ended December 31, 2007.
Selling, General and Administrative
     Selling, general and administrative expenses for the year ended December 31, 2008 were $17.6 million compared to $10.0 million for the year ended December 31, 2007. The increase in selling, general and administrative expenses is primarily due to hiring and recruitment costs in connection with the hiring of our sales force, including salary expense for the newly-hired sales team, marketing expenses incurred in connection with the launch of our personalized medicine services, higher legal fees due to increased patent filing activity and increased stock-based compensation expense related to options granted during 2008.
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
Interest Income
     Interest income for the year ended December 31, 2008 was $4.7 million compared to $7.3 million for the year ended December 31, 2007. The decrease in interest income for the year ended December 31, 2008 compared to the corresponding period in 2007 is primarily due to a general decrease in interest rates and related yields experienced during 2008 compared to 2007.
Liquidity and Capital Resources
     At December 31, 2009, we had cash, cash equivalents and short-term investments of $141.7 million compared to cash, cash equivalents and short-term investments of $145.5 million at December 31, 2008. Working capital at December 31, 2009 totaled $140.5 million compared to $138.8 million at December 31, 2008. We have invested a substantial portion of our available cash in AAA-rated marketable debt instruments of governmental agencies and corporate debt securities. We have established guidelines relating to our investments with a goal to preserve principal and maintain liquidity.

41.

     Net cash used in operating activities as disclosed in our Statement of Cash Flows was $2.4 million for the year ended December 31, 2009 compared to net cash provided by operating activities of $0.2 million and $2.8 million for the years ended December 31, 2008 and 2007, respectively. The primary source of cash from operations during the year ended December 31, 2009 was the $25.0 million milestone payment and the $6.5 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $9.2 million for changes in operating assets and liabilities (excluding impact of initial deferred revenue amount from commercial milestone payment) and non-cash charges of $11.3 million. The primary source of cash from operations during the year ended December 31, 2008 was the $10.0 million milestone payment and the $3.2 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $0.7 million for changes in operating assets and liabilities and non-cash charges of $19.2 million that includes $12.6 million of the write-off of in-process research and development related to the acquisition of Proprius. The primary source of cash from operations during the year ended December 31, 2007 was the $10.0 million in aggregate milestone payments received from Forest Laboratories and the $1.0 million license payment received from Forest Laboratories to extend the territory to include Canada, offset by cash used in operations including $1.9 million for changes in operating assets and liabilities and non-cash charges of $1.2 million.
     Net cash used in investing activities as disclosed in our Statement of Cash Flows was $12.3 million for the year ended December 31, 2009 compared to $19.8 million and $37.4 million for the years ended December 31, 2008 and 2007, respectively. These fluctuations resulted primarily from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Additionally, the fluctuation during 2008 is impacted by $39.1 million in cash paid for the acquisition of Proprius, which amount includes transaction costs.
     Net cash provided by financing activities as disclosed in our Statement of Cash Flows was $0.9 million for the year ended December 31, 2009 compared to $2.0 million and $72.0 million for the years ended December 31, 2008 and 2007, respectively. The decrease in net cash provided by financing activities during 2009 compared to 2008 and 2007 was primarily the result of proceeds of approximately $0.9 million from the exercise of stock options during 2009 compared to proceeds of approximately $2.0 million from the exercise of stock options and warrants during 2008 and net proceeds of approximately $69.9 million from the completion of our secondary offering of common stock during June 2007 and proceeds of approximately $2.1 million from the exercise of stock options during 2007.
     The following table summarizes our long-term contractual obligations at December 31, 2009:

		Less than
		1 year	1 – 3 years	4 – 5 years	More than 5
	Total	(2010)	(2011 – 2013)	(2014 – 2015)	years (2016 +)
Operating leases	$2,370,594	$903,062	$1,460,308	$7,224	$—
Purchase obligations (1)	—	—	—	—	—

Total	$2,370,594	$903,062	$1,460,308	$7,224	$—

(1)	Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude accrued liabilities to the extent presented on the balance sheet as of December 31, 2009.
     Other commercial and contractual commitments include potential milestone payments of up to $0.5 million to Pierre Fabre and sublicense payments to Pierre Fabre based on 5% of any upfront and milestone payments received from Forest Laboratories, milestone payments up to $37.5 million associated with the development of Proprius’ therapeutic candidates, which are not currently in active development, milestone payments of up to $116.0 million to AlphaRx in connection with the successful development and commercialization of a product associated with the in-license of a topical NSAID therapy, which is not currently in active development, milestone payments up to approximately $37.0 million in connection with license agreements related to our POC programs that are not currently in active development, milestone payments up to $3.0 million to Cellatope in connection with the commercial development of a Lupus monitoring application and milestone payments up to $3.9 million in connection with license agreements related to certain personalized medicine services. Additionally, the Company is obligated to reimburse Forest Laboratories for a portion of the active ingredient costs for sampling. The amount of such obligation will vary depending on Forest’s annual marketing plan. In the event we move forward with

42.

development of a product or service under any of these arrangements, in most instances, we would also be obligated to make royalty payments.
     Unless and until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, from revenue under our collaboration agreement with Forest and, if available to us, cash from financings.
     Our current expected primary cash needs on both a short term and long-term basis are for supporting a commercial infrastructure, the development of candidates under our POC trials, if any, our personalized medicine services, and general research, working capital and other general corporate purposes and the identification, acquisition or license, and development of, potential future products and services. Excluding the amounts payable under our merger agreement with Proprius and our agreements with Pierre Fabre, AlphaRx, Cellatope and various licensors under our POC trials and personalized medicine services, and the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than our ongoing POC trials) that we may in-license or acquire, we estimate that based on our current business plan, net cash required to fund operating expenses will approximate $15.0 million to $20.0 million for the year 2010. In addition, one of our ongoing goals is to continue to identify and in-license new products and product candidates. In the event we acquire, license or develop any new products or product candidates, or begin any new POC, the amount to fund our operations for 2010 would increase, possibly materially. We expect that our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products, product candidates and services. Such losses may fluctuate, the fluctuations may be substantial, and we may never become profitable.
     Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at December 31, 2009 are sufficient to fund operations through at least 2011. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives. In order to acquire or develop additional products and product candidates, we will likely require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
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
     Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Unless and until we can generate a sufficient amount of product and service revenue, if ever, we expect to finance future capital needs through public or private equity or debt offerings or collaboration and licensing arrangements, as well as interest income earned on cash balances. We do not currently have any commitments or specific plans for future external funding. We may not be able to raise additional capital and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we may be required to delay, scale back or eliminate our sales force or some or all of our development of existing or future product candidates and personalized medicine services and discontinue the evaluation or completion of any proposed acquisitions or strategic transactions.

43.

Off-Balance Sheet Arrangements
     To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development expenses, stock-based compensation and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are the critical accounting policies that affect the significant judgments and estimates used in the preparation of our financial statements (see also the notes to our financial statements).
Revenue Recognition
     Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Some of our agreements contain multiple elements and in accordance with these agreements, we may be eligible for upfront license fees, sponsored development reimbursements, funding for certain of our employees, co-promotion reimbursement, development and commercial milestones and royalties. Consideration received for research and development milestones will be recognized at the date of achievement if the milestone is non-refundable, substantive in nature, and the achievement was not reasonably assured at the inception of the agreement. Milestone payments are not considered substantive if any portion of the associated milestone payment is determined to not relate solely to past performance or if a portion of the consideration earned from achieving the milestone may be refunded.
     Revenues under our collaborative agreement include upfront license fees, sponsored development reimbursements, funding for certain of our employees, and development milestones. Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period such arrangements require on-going services or performance. Amounts received for sponsored development activities, including funding received for certain of our employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. Amounts received for development milestones are recognized upon achievement if they meet the research and development milestone recognition policy. Any amounts received prior to satisfying revenue recognition criteria are recorded as deferred revenue.
     Commercial revenues include royalties on product sales of Savella, revenue from the New Drug Application (“NDA”) approval milestone, sales-based milestones, and reimbursement for co-promotion of Savella. Royalty revenue is recognized based on royalties reported by Forest Laboratories during the quarter with such payment due within 45 days after quarter end. The royalty rate as stated in the agreement with Forest Laboratories is subject to prospective adjustment based on Forest’s total payment obligations to Cypress and Pierre Fabre; however, the royalty rate cannot be reduced below the stipulated floor. Revenue from the NDA approval milestone achieved in January 2009, net of sublicense fees, is being recognized ratably over the period of 13 years from the date the milestone was achieved, which corresponds with the obligation period and patent life. As we have an obligation to reimburse Forest for a portion of the cost for samples of Savella, this milestone was not considered substantive and therefore, we determined that the consideration received from Forest was inseparable from the on-going obligation. We regularly review the period of time that we expect to be satisfying these obligations, and if there are changes in facts and circumstances, we reassess the period of time that revenue is being recognized and adjust the period accordingly. Revenue related to sales-based milestones, net of sublicense fees, is recognized upon the achievement of the specified milestones, which is substantive, was not readily assured at the inception of the agreement and is non-refundable. Co-promotion

44.

reimbursement revenue is recognized in the period in which the detailing calls (measured on a per physician call basis) are performed using an estimated reimbursement rate based on historical cost information provided to us by Forest. We recognize this revenue as services have been rendered, the reimbursement rate is determinable and collectability is reasonably assured. The corresponding costs associated with the co-promotion reimbursement are included as a component of selling, general and administrative expense on the Consolidated Statement of Operations.
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
Research and Development Expenses
     Research and development expenses consist primarily of salaries and related personnel expenses for our research and development activities, fees paid to external service providers to conduct clinical trials, patient enrollment costs, fees and milestone payments under our license and development agreements and costs for facilities, supplies, materials and equipment. All such costs are charged to research and development expenses as incurred. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on completion of patient studies and other events. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. Historically, adjustments have not resulted in material changes to research and development expenses; however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.
Stock-Based Compensation
     We grant options to purchase our common stock to our employees and directors under our equity incentive plan. The exercise price of stock options granted under our equity incentive plan shall not be less than the fair market value of our common stock on the date of grant. Options granted under our equity incentive plan have a term of up to ten years and generally vest over four years. Stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $7.2 million, $7.4 million and $4.9 million, respectively.
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
     We estimate the expected term of options granted based on the output derived under the simplified method as given the level of outstanding stock options and as a result of stock price volatility, we do not have sufficient historical exercise data to provide a more reasonable basis upon which to estimate expected term. We estimate the volatility of our common stock at the date of grant using our historical price volatility based on our assessment that this approach is the most representative of future stock price trends. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.
     Stock-based compensation accounting requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Given the standard vesting provisions of our stock options and minimal historical turnover, we have not estimated forfeitures and instead adjust

45.

our stock-based compensation expense as forfeitures occur. We believe that the impact on stock-based compensation between estimating forfeitures and recording the impact as the forfeitures occur would not be material.
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
Goodwill
     On March 4, 2008, we acquired all of the outstanding stock of Proprius, a privately-held specialty pharmaceutical company. The acquisition of Proprius resulted in the recording of goodwill, which represented the excess of the purchase price over the fair value of the net assets acquired. We review goodwill for impairment on an annual basis as of December 1, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. The accounting guidance requires that we perform a two-step impairment test on goodwill. In the first step of the impairment analysis, we compare the fair value of our reporting units to which goodwill is assigned to their carrying value. In calculating fair value, we use a combination of an income approach using a discounted cash flow method and a market approach using comparable publicly traded companies. The income approach is a valuation technique under which we estimate future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach utilizes market multiples of similar companies as the basis for the valuation. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded.
     For 2009, our annual impairment review during the fourth quarter coincided with a series of facts and circumstances indicating that our goodwill might be impaired, including revised projections for the personalized medicine services business reflecting current product demand and our cash collection profile. No events or circumstances occurred indicating the potential for impairment in prior quarters.
     Based on the first step of the analysis, it was determined that the fair value of the therapeutics business was in excess of its carrying value, including the goodwill assigned to this reporting unit. However, the first step of the analysis with respect to the personalized medicine services business indicated that its carrying value, including goodwill assigned to this reporting unit, was in excess of its respective fair value. Therefore, the second step of the impairment analysis was performed for the personalized medicine services reporting unit. As the implied fair value of the personalized medicine services business was negative, we concluded that all of the goodwill recorded at this reporting unit was impaired. As a result, we recorded a non-cash goodwill impairment charge to operations during the fourth quarter of 2009 in the amount of $1.1 million. Our remaining goodwill at December 31, 2009 in the amount of $21.9 million relates to our therapeutics reporting unit. Our recent analyses indicate that this goodwill is not impaired. However, our conclusion could change in the future, if our assumptions about future economic conditions, revenue growth or earnings change. Any resulting impairment charge could have a material effect on our financial position and results of operations in the future.
New Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. We will be required to adopt this amended guidance effective for the fiscal year beginning January 1, 2011, although earlier adoption is permitted. We are currently evaluating the effect that this guidance will have on our consolidated financial position and results of operations.

46.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
     We have invested our excess cash in United States government securities, corporate debt securities and money market funds with strong credit ratings. As a result, our interest income is most sensitive to changes in the general level of United States interest rates. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve over a three month period would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.
Item 8. Financial Statements and Supplementary Data
     Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this report on pages F-1 through F-22.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Ernst & Young, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.
     There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

47.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cypress Bioscience, Inc.
     We have audited Cypress Bioscience, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cypress Bioscience, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Cypress Bioscience, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Cypress Bioscience, Inc. and our report dated March 30, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 30, 2010

48.

Item 9B. Other Information
     None.

49.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders under the headings “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.
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
Item 11. Executive Compensation
     Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders under the heading “Executive Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
     Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders under the headings “Certain Transactions” and “Independence of the Board of Directors” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

50.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements
Our financial statements are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index on page F-1.
Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
(b) Exhibits

Exhibit
No.	Description	Incorporated by Reference to

2.1	Agreement and Plan of Merger dated February 23, 2008 by among the Registrant, Propel Acquisition Sub, Inc., Proprius, Inc. and Michael J. Walsh, as the Stockholders’ Representative(*)	Exhibit 2.1 to Form 8-K filed on March 5, 2008, File No. 000-12943

3.1	Second Amended and Restated Certificate of Incorporation	Appendix C to Definitive Proxy Statement filed with the Securities and Exchange Commission on August 11, 2003, File No. 000-12943

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2009, File No. 000-12943

3.3	Fourth Amended and Restated Bylaws	Exhibit 3.1 to Form 8-K filed on May 6, 2009, File No. 000-12943

4.1	Form of Stock Certificate	Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

10.1	2000 Equity Incentive Plan(†)	Exhibit 10.25 to Form 10-K for the year ended December 31, 2000, File No. 000-12943

10.2	Form of Stock Option Agreement for use with the 2000 Equity Incentive Plan(†)	Exhibit 10.26 to Form 10-K for the year ended December 31, 2000, File No. 000-12943

10.3	2009 Equity Incentive Plan(†)	Exhibit 99.1 to Form 8-K filed on June 17, 2009, File No. 000-12943

10.4	Equity Investment Agreement dated June 6, 2003 between the Registrant and Pierre Fabre Medicament	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003, File No. 000-12943

10.5	Warrant to purchase Common Stock of the Registrant issued to Pierre Fabre Medicament on June 6, 2003	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003, File No. 000-12943

10.6	Third Restated License Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.23 to the Form 10-K for the year ended December 31, 2003, File No. 000-12943

10.7	First Restated Trademark Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.24 to the Form 10-K for the year ended December 31, 2003, File No. 000-12943

10.8	Purchase and Supply Agreement dated January 9, 2004 between the Registrant and Pierre Fabre Medicament(*)	Exhibit 10.25 to the Form 10-K for the year ended December 31, 2003, File No. 000-12943

51.

Exhibit
No.	Description	Incorporated by Reference to

10.9	License and Collaboration Agreement dated January 9, 2004 between the Registrant and Forest Laboratories Ireland Limited(*)	Exhibit 10.26 to the Form 10-K for the year ended December 31, 2003, File No. 000-12943

10.10	Side Letter dated January 9, 2004 among the Registrant, Forest Laboratories Ireland Limited and Pierre Fabre Medicament(*)	Exhibit 10.27 to the Form 10-K for the year ended December 31, 2003, File No. 000-12943

10.11	Letter Agreement dated January 9, 2004 among the Registrant, Forest Laboratories Ireland Limited and Pierre Fabre Medicament(*)	Exhibit 10.28 to the Form 10-K for the year ended December 31, 2003, File No. 000-12943

10.12	License and Collaboration Agreement dated June 29, 2005 between the Registrant and Organon (Ireland) Ltd. (*)	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2005, File No. 000-12943

10.13	First Amendment to Office Lease dated September 6, 2006 between the Registrant and CA-Park Plaza Limited Partnership	Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 2006, File No. 000-12943

10.14	2009 Bonus Plan(†)	Exhibit 10.1 to the Form 8-K filed on April 14, 2009, File No. 000-12943

10.15	Non-Competition Agreement dated February 23, 2008 among the Registrant, Proprius, Inc. and Michael J. Walsh	Exhibit 10.3 to the Form 8-K filed on February 25, 2008, File No. 000-12943

10.16	Amended and Restated Employment Agreement dated December 31, 2008 between the Registrant and Dr. Jay Kranzler(†)	Exhibit 10.19 to the Form 10-K for the year ended December 31, 2008, File No. 000-12943

10.17	Amended and Restated Severance Benefits Plan adopted on December 31, 2008(†)	Exhibit 10.20 to the Form 10-K for the year ended December 31, 2008, File No. 000-12943

10.18	Form of Restricted Stock Unit Agreement for use with 2009 Equity Incentive Plan(†)

10.19	Amendment to Amended and Restated Employment Agreement dated December 24, 2009 between Dr. Jay Kranzler and the Registrant(†)

10.20	Second Amendment to Lease dated December 21, 2009, by and between ARE-SD REGION NO. 20, LLC and the Registrant

10.21	Fourth Amendment to Lease dated December 29, 2009 between by and between UTC PROPERTIES LLC and the Registrant

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney	Reference is made to the signature page of this report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

52.

Exhibit
No.	Description	Incorporated by Reference to
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted)

*	Confidential Treatment has been granted to certain portions of this agreement.

†	Indicates management contract or compensatory plan or arrangement.

53.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cypress Bioscience, Inc.
Date: March 30, 2010	By:	/s/ Jay D. Kranzler
Chief Executive Officer

Date: March 30, 2010	By:	/s/ Sabrina Martucci Johnson
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

Signature	Title	Date

/s/ Jay D. Kranzler	Chief Executive Officer and Chairman of the Board	March 30, 2010

Jay D. Kranzler, M.D., Ph.D.	(Principal Executive Officer)

/s/ Sabrina Martucci Johnson	Chief Financial Officer,

Sabrina Martucci Johnson	Chief Operating Officer and Executive Vice President	March 30, 2010
(Principal Financial and Accounting Officer)

/s/ Roger Hawley	Director	March 30, 2010

Roger Hawley

/s/ Amir H. Kalali	Director	March 30, 2010

Amir H. Kalali

/s/ Jon W. McGarity	Director	March 30, 2010

Jon W. McGarity

/s/ Jean-Pierre Millon	Director	March 30, 2010

Jean-Pierre Millon

/s/ Perry B. Molinoff	Director	March 30, 2010

Perry B. Molinoff

/s/ Tina S. Nova	Director	March 30, 2010

Tina S. Nova

/s/ Daniel H. Petree	Director	March 30, 2010

Daniel H. Petree

54.

CYPRESS BIOSCIENCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cypress Bioscience, Inc.
We have audited the accompanying consolidated balance sheets of Cypress Bioscience, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cypress Bioscience, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cypress Bioscience, Inc.’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 30, 2010

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$38,617,954	$52,490,414
Short-term investments	103,055,417	93,004,191
Receivable from Forest Laboratories	5,611,476	165,880
Prepaid expenses and other current assets	4,792,134	1,048,668

Total current assets	152,076,981	146,709,153

Property and equipment, net	1,273,026	1,088,749
Goodwill	21,928,598	26,465,627
Restricted cash	487,111	—
Other assets	298,994	328,994

Total assets	$176,064,710	$174,592,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,172,916	$2,055,567
Accrued compensation	4,640,265	1,055,056
Accrued liabilities	221,487	377,992
Payable to Forest Laboratories	336,313	1,118,000
Current portion of deferred revenue	5,202,056	3,351,416

Total current liabilities	11,573,037	7,958,031

Deferred rent	20,423	16,452
Deferred revenue, net of current portion	23,400,136	6,702,832
Other liabilities	487,111	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 90,000,000 shares authorized; 38,375,206 and 37,906,994 shares issued and outstanding at December 31, 2009 and 2008, respectively	38,375	37,907
Additional paid-in capital	336,825,601	327,595,174
Accumulated other comprehensive income	171,017	481,154
Accumulated deficit	(196,450,990)	(168,199,027)

Total stockholders’ equity	140,584,003	159,915,208

	$176,064,710	$174,592,523

See accompanying notes to the consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007

Revenues:
Revenues under collaborative agreement	$10,026,307	$16,659,099	$13,440,603
Commercial revenues	16,976,200	—	—
Revenues from personalized medicine services	332,372	—	—

Total revenues	27,334,879	16,659,099	13,440,603

Operating expenses:
Cost of personalized medicine services	1,986,722	267,361	—
Research and development	11,996,169	9,171,076	7,210,684
Selling, general and administrative	42,138,458	17,602,820	10,027,358
In-process research and development	—	12,590,000	—
Goodwill impairment	1,100,000	—	—

Total operating expenses	57,221,349	39,631,257	17,238,042

Loss from operations	(29,886,470)	(22,972,158)	(3,797,439)

Interest income	1,634,507	4,746,547	7,285,023

Net income (loss)	$(28,251,963)	$(18,225,611)	$3,487,584

Net income (loss) per share— basic	$(0.74)	$(0.48)	$0.10

Shares used in computing net income (loss) per share — basic	38,150,054	37,733,737	35,205,783

Net income (loss) per share— diluted	$(0.74)	$(0.48)	$0.10

Shares used in computing net income (loss) per share — diluted	38,150,054	37,733,737	36,616,091

See accompanying notes to the consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Par Value	Paid-in Capital	Income (Loss)	Deficit	Total

Balance at December 31, 2006	32,169,380	32,169	240,594,665	(68,537)	(153,461,000)	87,097,297
Issuance of stock in secondary offering, net of offering costs	4,700,000	4,700	69,871,454	—	—	69,876,154
Issuance of stock upon options exercised	535,736	536	2,126,480	—	—	2,127,016
Issuance of stock upon warrants exercised	3,729	4		—	—	4
Stock-based compensation for options issued to non-employees	—	—	184,567	—	—	184,567
Stock-based compensation for options issued to employees	—	—	4,935,160	—	—	4,935,160
Issuance of stock to match 401(k) contributions	14,739	15	178,811	—	—	178,826
Comprehensive income:
Net income	—	—	—	—	3,487,584	3,487,584
Unrealized gain on short-term investments	—	—	—	128,370	—	128,370

Comprehensive income	—	—	—	—	—	3,615,954

Balance at December 31, 2007	37,423,584	37,424	317,891,137	59,833	(149,973,416)	168,014,978

Issuance of stock upon options exercised	133,742	134	499,698	—	—	499,832
Issuance of stock upon warrants exercised	300,000	300	1,472,400	—	—	1,472,700
Stock-based compensation for options issued to non-employees	—	—	20,245	—	—	20,245
Stock-based compensation for options issued to employees	—	—	7,356,623	—	—	7,356,623
Issuance of stock to match 401(k) contributions	49,668	49	355,071	—	—	355,120
Comprehensive loss:
Net loss	—	—	—	—	(18,225,611)	(18,225,611)
Unrealized gain on short-term investments	—	—	—	421,321	—	421,321

Comprehensive loss	—	—	—	—	—	(17,804,290)

Balance at December 31, 2008	37,906,994	$37,907	$327,595,174	$481,154	$(168,199,027)	$159,915,208

Issuance of stock upon options exercised	316,580	316	850,823	—	—	851,139
Stock-based compensation for options issued to employees	—	—	7,242,946	—	—	7,242,946
Issuance of stock to match 401(k) contributions	151,632	152	1,136,658	—	—	1,136,810
Comprehensive loss:
Net loss	—	—	—	—	(28,251,963)	(28,251,963)
Unrealized loss on short-term investments	—	—	—	(310,137)	—	(310,137)

Comprehensive loss	—	—	—	—	—	(28,562,100)

Balance at December 31, 2009	38,375,206	$38,375	$336,825,601	$171,017	$(196,450,990)	$140,584,003

See accompanying notes to the consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007

Operating Activities
Net income (loss)	$(28,251,963)	$(18,225,611)	$3,487,584
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	497,897	99,895	37,990
In-process research and development	—	12,590,000	—
Amortization of premium/discount on short-term investments	847,386	(1,236,996)	(4,134,496)
Stock-based compensation for options issued to non-employees	—	20,245	184,567
Stock-based compensation for stock and options issued to employees	8,379,756	7,711,743	5,113,986
Non-cash portion of asset acquisition	487,111	—	—
Goodwill impairment	1,100,000	—	—
Changes in operating assets and liabilities, net of effects from purchase of Proprius:
Prepaid expenses and other assets	(306,437)	(697,518)	(40,683)
Receivable from Forest Laboratories	(5,445,596)	(23,130)	207,622
Accounts payable and other accrued liabilities	2,546,053	2,215,080	709,048
Payable to Forest Laboratories	(781,687)	1,118,000	(530,000)
Deferred rent	3,971	10,779	(2,484)
Deferred revenue	18,547,944	(3,351,416)	(2,219,336)

Net cash (used in) provided by operating activities	(2,375,565)	231,071	2,813,798

Investing Activities
Cash paid to acquire Proprius, net of cash acquired	—	(39,084,627)	—
Purchases of short-term investments	(88,869,501)	(124,117,596)	(162,574,366)
Proceeds from sale of short-term investments	77,660,752	144,484,871	125,210,000
Purchase of property and equipment	(652,174)	(1,089,262)	(51,592)
Deposit of restricted cash	(487,111)	—	—

Net cash used in investing activities	(12,348,034)	(19,806,614)	(37,415,958)

Financing Activities
Proceeds from exercise of stock options and warrants	851,139	1,972,532	2,127,020
Proceeds from secondary offering of common stock, net	—	—	69,876,154

Net cash provided by financing activities	851,139	1,972,532	72,003,174

(Decrease) increase in cash and cash equivalents	(13,872,460)	(17,603,011)	37,401,014
Cash and cash equivalents at beginning of the year	52,490,414	70,093,425	32,692,411

Cash and cash equivalents at end of the year	$38,617,954	$52,490,414	$70,093,425

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
Subsequent Events
     In accordance with the applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company evaluated all events or transactions that occurred after December 31, 2009 and through the date and time of filing. Material subsequent events that would require recognition or additional disclosure in these financial statements are disclosed in Note 15.
Cash and Cash Equivalents
     The Company considers cash equivalents to be those investments which are highly liquid, readily convertible into cash and which mature within three months from the date of purchase.
Short-Term Investments
     The Company’s short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity and included in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income.
Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company has established guidelines to limit its exposure to credit risk by placing its investments in securities with ratings of AAA, diversifying its investment portfolio and placing investments with maturities that maintain safety and liquidity.

Property and Equipment
     Property and equipment are recorded at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually, or more frequently if an event occurs indicating the potential for impairment. Goodwill is tested by comparing the fair value of each reporting unit to the carrying value of each reporting unit. As described in Note 4, the Company recorded an adjustment to goodwill during the second quarter of 2009. As described in Note 5, the Company recorded an impairment charge during the fourth quarter of 2009.
Long-Lived Assets
     The Company evaluates the carrying value of its long-lived assets when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. The Company periodically assesses the potential impairment of its intangible and other long-lived assets based on anticipated undiscounted cash flows.
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
Revenue Recognition
     Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Some of the Company’s agreements contain multiple elements and in accordance with these agreements, the Company may be eligible for upfront license fees, sponsored development reimbursements, funding for certain of its employees, co-promotion reimbursement, development and commercial milestones and royalties. Consideration received for research and development milestones will be recognized at the date of achievement if the milestone is non-refundable, substantive in nature, and the achievement was not reasonably assured at the inception of the agreement. Milestone payments are not considered substantive if any portion of the associated milestone payment is determined to not relate solely to past performance or if a portion of the consideration earned from achieving the milestone may be refunded.
     Revenues under the Company’s collaborative agreement include upfront license fees, sponsored development reimbursements, funding for certain of its employees, and development milestones. Amounts received for upfront license fees under multiple-element arrangements are deferred and recognized over the period such arrangements require on-going services or performance. Amounts received for sponsored development activities, including funding received for certain of its employees, are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. Amounts received for development milestones are recognized upon achievement if they meet the research and development milestone recognition policy. Any amounts received prior to satisfying revenue recognition criteria are recorded as deferred revenue.
     Commercial revenues include royalties on product sales of Savella, revenue from the New Drug Application (“NDA”) approval milestone, sales-based milestones, and reimbursement for co-promotion of Savella. Royalty revenue is recognized based on royalties reported by Forest Laboratories during the quarter with such payment due within 45 days after quarter end. The royalty rate as stated in the agreement with Forest Laboratories is subject to prospective adjustment based on Forest’s total payment obligations to Cypress and Pierre Fabre; however, the royalty rate cannot be reduced below the stipulated floor. Revenue from the NDA approval milestone achieved in January 2009, net of sublicense fees, is being recognized ratably over the period of 13 years from the date the milestone was achieved, which corresponds with the obligation period and patent life. As the Company has an obligation to reimburse Forest for a portion of the cost for samples of Savella, this milestone was not considered substantive and therefore, the Company determined that the consideration received from Forest was inseparable from the on-going obligation. The Company regularly reviews the period of time that they expect to be satisfying these obligations, and if there are changes in facts and circumstances, the Company reassesses the period of time that revenue is being recognized and adjusts the period accordingly. Revenue related to sales-based milestones, net of sublicense fees, is recognized upon the achievement of the specified milestones, which is substantive, was not readily assured at the inception of the agreement and is non-refundable. Co-promotion reimbursement revenue is recognized in the period in which the detailing calls (measured on a per physician call basis) are performed using an estimated reimbursement rate based on historical cost information provided to the Company by Forest. The Company recognizes this revenue as services have been rendered, the reimbursement rate is determinable and collectability is reasonably assured. The corresponding costs associated with the co-promotion reimbursement are included as a component of selling, general and administrative expense on the Consolidated Statement of Operations.
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
Cost of Personalized Medicine Services
     Cost of personalized medicine testing services primarily consists of the compensation and benefits (including bonuses and stock-based compensation) of laboratory personnel, laboratory supplies, outside laboratory costs, shipping and distribution costs and facility-related expenses.
Shipping and Handling Expenses
     Shipping and handling expenses related to revenue from personalized medicine services are included in costs of personalized medicine services.
Segment Reporting
     The Financial Accounting Standards Board (“FASB”) guidance for Segment Reporting defines the requirements for public enterprises to report financial and descriptive information about their reportable operating segments. Operating segments, as defined, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance.
     The Company has two reportable business segments: therapeutic products and personalized medicine services. As both therapeutic products and personalized medicine services are sold through the same sales force and managed by the same personnel, the Company reports, manages and evaluates its business segment performance on net revenues, cost of personalized medicine services and research and development expenses. The Company does not allocate selling, general and administrative expenses to its business segments for performance assessment.

Comprehensive Income (Loss)
     Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain or loss on short-term investments. Comprehensive income (loss) for the years ended December 31, 2009, 2008, and 2007 have been included in the Consolidated Statements of Stockholders’ Equity.
Research and Development
     Research and development expenses consist primarily of salaries and related personnel expenses for the Company’s research and development personnel, fees paid to external service providers to conduct clinical trials, patient enrollment costs, fees and milestone payments under the Company’s license and development agreements, validation activities for the Company’s personalized medicine services and costs for facilities, supplies, materials and equipment. All such costs are charged to research and development expenses as incurred. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. The Company accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known. There were no material adjustments in any of the three years ended December 31, 2009 for a change in estimate.
Stock-Based Compensation
     The Company recognizes stock-based compensation expense for grants of stock option awards to employees and members of the Company’s board of directors under our equity incentive plans based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period.
     The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our common stock price, (ii) the periods of time over which employees and members of our board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our common stock, and (iv) risk-free interest rates.
Net Income (Loss) Per Share
     Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted income (loss) per share by application of the treasury stock method. For the year ended December 31, 2007, the dilutive common share equivalents for outstanding options and warrants included in diluted net income per share was 1,410,308. The Company has excluded all outstanding stock options and warrants from the calculation of diluted loss per share for the years ended December 31, 2009 and 2008 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share for the years ended December 31, 2009 and 2008 was 661,637 and 687,817, respectively.
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

     Uncertain tax positions are accounted for in accordance with FASB authoritative guidance, which the Company adopted on January 1, 2007. Under this guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
Reclassification
     Certain amounts in prior year’s financial statements have been reclassified to conform to the current period presentation.
Impact of Recently Issued Accounting Standards
     In October 2009, the FASB amended it authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. The Company will be required to adopt this amended guidance effective for the fiscal year beginning January 1, 2011, although earlier adoption is permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations.
2. SHORT-TERM INVESTMENTS
     At December 31, 2009 and 2008, short-term investments consisted of the following:

	December 31, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$93,037,626	$159,185	$(28,944)	$93,167,867
Corporate debt securities	9,846,774	45,410	(4,634)	9,887,550

	$102,884,400	$204,595	$(33,578)	$103,055,417

	December 31, 2008
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$87,637,614	$468,401	$(11,312)	$88,094,703
Corporate debt securities	600,000	2,208	—	602,208
Commercial paper	1,985,423	8,763	—	1,994,186
Certificates of deposit	2,300,000	13,094	—	2,313,094

	$92,523,037	$492,466	$(11,312)	$93,004,191

     The unrealized losses on investments were primarily caused by changes in interest rates. Based on an evaluation of the credit standing of each issuer, management believes it is probable that the Company will be able to collect all amounts due according to the contractual terms.
     Realized gains or losses on available-for-sale securities were immaterial during the years ended December 31, 2009, 2008 and 2007.
     Contractual maturities for short-term investments at December 31, 2009 were as follows:

Fair Value
Due within 1 year	$90,257,632
After 1 year but within 2 years	12,797,785

Total	$103,055,417

3. FAIR VALUE DISCLOSURES
     Effective January 1, 2008, the Company adopted the provisions for the guidance related to fair value measurements for the Company’s financial instruments. The guidance defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements.
     The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and certificates of deposits as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies U. S. government and agency debt, corporate debt securities and commercial paper holdings as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At December 31, 2009, the Company did not hold any Level 3-classified financial assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets	Observable Inputs	Unobservable
Description	December 31, 2009	(Level 1)	(Level 2)	Inputs (Level 3)

Financial instruments owned:
Money market funds	$38,430,110	$38,430,110	$—	$—
U.S. government and agency debt	93,167,867	—	93,167,867	—
Corporate debt securities	9,887,550	—	9,887,550	—

Total financial instruments owned	$141,485,527	$38,430,110	$103,055,417	$—

4. ACQUISITION OF PROPRIUS
On March 4, 2008, the Company acquired all of the outstanding stock of Proprius, a privately-held specialty pharmaceutical company. The Company acquired Proprius to expand its strategy to include providing personalized medicine services to rheumatologists, as well as to expand its product pipeline with the addition of two early clinical-stage therapeutic candidates, which include a product to treat pain and a product to treat rheumatoid arthritis. The Company is not currently in active development with respect to either early clinical-stage therapeutic candidate.
     Pursuant to the terms of the agreement, the Company acquired all of Proprius’ outstanding capital stock for $37.6 million in cash (including the payment and assumption of net indebtedness), funded with existing cash resources, as well as up to an additional $37.5 million in potential milestone-related payments associated with the development of Proprius’ therapeutic candidates. The Company is not currently in active development with respect to Proprius’ therapeutic candidates. Such payments, if any, would be paid in cash and, subject to the satisfaction of certain conditions, up to 50% of such payments in shares of the Company’s common stock or a combination of both, as determined at the Company’s sole discretion. In addition, in connection with the acquisition of Proprius, the Company assumed certain agreements entered into by Proprius. The Company assumed Proprius’ license agreement with AlphaRx, Inc. for the in-license of a topical non-steroidal anti-inflammatory drug therapy and other successor topical non-steroidal anti-inflammatory drug therapies. Future consideration under the AlphaRx agreement includes up to $116.0 million potentially payable by the Company for the successful development and commercialization of a product (which is not currently in active development) and potential royalty payments. In addition, the Company assumed the licenses obtained from third parties for certain personalized medicine services. Under the terms of these agreements, as of December 31, 2009, the Company will be obligated to pay up to approximately $3.9 million in the aggregate in sales milestones and a royalty based on net sales, if any.
     The total purchase price of the acquisition was as follows:

Cash paid for Proprius business	$37,633,247
Estimated transaction costs	1,451,380

Total estimated purchase price	$39,084,627

     The total purchase price was allocated as follows:

	As Originally		Adjusted
	Reported	Adjustments	Allocation
Other assets	$29,000	$—	$29,000
In-process research and development	12,590,000	—	12,590,000
Contingent compensation	—	3,437,029	3,437,029
Goodwill	26,465,627	(3,437,029)	23,028,598

Total purchase price	$39,084,627	$—	$39,084,627

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
     During the second quarter of 2009, the Company determined that its accounting for contingent payments made in conjunction with its March 2008 acquisition of Proprius to certain former Proprius employees that were originally accounted for as additional purchase price of the acquired business should have been accounted for as employee compensation for post-combination services provided to the Company. The contingent payments, which totaled $3.4 million, were maintained in an escrow account and were distributed to such employees in March 2010 upon fulfillment of their service commitment to the Company.
     The Company has performed an evaluation to determine if the financial statement impacts resulting from this error in accounting were material, considering both quantitative and qualitative factors. Based on this materiality analysis, the Company concluded that correcting the cumulative error would be immaterial to the current year financial statements and a correction of the error would not have a material impact to any individual prior period financial statements. Accordingly, the Company has recorded an adjustment during the second quarter of 2009 to reduce goodwill associated with the Proprius acquisition by $3.4 million and has recognized the related entire cumulative compensation expense in the amount of $2.3 million ($0.5 million classified as research and development expense and $1.8 million classified as selling, general and administrative expense), including $1.4 million ($0.3 million classified as research and development expense and $1.1 million classified as selling general and administrative expense) related to the year ended December 31, 2008. During the year ended December 31,

2009, the Company recognized compensation expense in the amount of $3.1 million ($0.6 million classified as research and development expense and $2.5 million classified as selling, general and administrative expense) related to such contingent payments. The remaining $0.3 million of unearned compensation at December 31, 2009 will be recognized ratably through March 2010.
     Additionally, as discussed in Note 5, the Company recorded a non-cash goodwill impairment charge during the fourth quarter of 2009 in the amount of $1.1 million. At December 31, 2009, the goodwill balance was $21.9 million.
5. GOODWILL
     During the third quarter of 2009, the Company made the determination that its two product lines, consisting of the personalized medicine services (Avise products) and therapeutic products (Savella), met the criteria to be reported as separate operating segments. As required by the accounting guidance for goodwill, when an entity has a change in its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is reassigned to the affected reporting units using a relative fair value allocation approach. The fair value of each segment (reporting unit) is compared to the fair value of the business immediately prior to the change in reporting units. The fair value for the Company’s reporting units was determined based on a combination of an income approach, which estimates the fair value based on future discounted cash flows (“DCF”), and a market approach, which estimates the fair value based on market price prices of comparable companies. Fair values were established based on management’s assessment and is based in part by independent third party appraisals.
     Using the relative fair value approach described above, as well as taking into account the synergies in the time utilized by the Company’s single sales force to promote the therapeutic product and the personalized medicine services for each reporting unit, goodwill in the amount of $21.9 million was assigned to the therapeutics business and $1.1 million to the personalized medicine services business.
     The Company assesses its goodwill for impairment as of December 1 of each year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For 2009, the Company’s annual impairment review coincided with a series of facts and circumstances indicating that its goodwill might be impaired, including revised projections for the personalized medicine services business reflecting current product demand and our cash collection profile.
     In evaluating whether goodwill at each of the reporting units was impaired, the Company engaged independent valuation specialists to assist with this review. In the first step of the impairment analysis, the Company compared the fair value of its two reporting units to which goodwill is assigned to their carrying value. In calculating fair value, the Company used an income approach using a DCF method and a market approach using comparable publicly traded companies. The income approach is a valuation technique under which the Company estimates future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The market approach utilizes similar companies as the basis for the valuation.
     Based on the first step of the analysis, it was determined that the fair value of the therapeutics business was in excess of its carrying value, including the goodwill assigned to this reporting unit. However, the first step of the analysis with respect to the personalized medicine services business indicated that its carrying value, including goodwill assigned to this reporting unit, was in excess of its respective fair value. Therefore, the second step of the impairment analysis was performed for the personalized medicine services reporting unit. The measurement of impairment for the second step is calculated by determining the implied fair value of the reporting unit’s goodwill. As the implied fair value of the personalized medicine services business was negative, the Company concluded that all of the goodwill recorded at this reporting unit was impaired. As a result, the Company recorded a non-cash goodwill impairment charge to operations during the fourth quarter of 2009 in the amount of $1.1 million. Our remaining goodwill at December 31, 2009 in the amount of $21.9 million relates to our therapeutics reporting unit. Our recent analyses indicate that this goodwill is not impaired. However, our conclusion could change in the future, if our assumptions about future economic conditions, revenue growth or earnings change. Any resulting impairment charge could have a material effect on our financial position and results of operations in the future.
     The Company did not record any impairment charges in 2008 and did not have any goodwill in 2007.

     Changes to our goodwill balance include the following:

		Personalized
		Medicine	Corporate/
	Therapeutics	Services	Unallocated	Total
Goodwill, December 31, 2008 (1)	$—	$—	$26,465,627	$26,465,627
Adjustment	—	—	(3,437,029)	(3,437,029)
Assigned to reporting units	21,928,598	1,100,000	(23,028,598)	—
Impairment	—	(1,100,000)	—	(1,100,000)

Goodwill, December 31, 2009	$21,928,598	$—	$—	$21,928,598

(1)	As of December 31, 2008, the Company operated as one segment with one reporting unit. During the third quarter of 2009, the Company made the determination that its two product lines, consisting of therapeutic products (Savella) and the personalized medicine services (Avise products), met the criteria to be reported as separate operating segments and separate reporting units. Goodwill was assigned to each of the reporting units as reflected in the table above.
6. STOCKHOLDERS’ EQUITY
Public Offering of Shares of Common Stock
     On June 5, 2007, the Company completed a public offering of 4,700,000 shares of common stock at $15.50 per share resulting in proceeds of approximately $69.9 million, net of underwriting and offering costs.
Warrants
     In June 2005, upon execution of a license agreement, the Company issued warrants to a licensor to purchase 62,656 shares of common stock as a license fee. These warrants, which have an exercise price of $15.96 per share, expire in June 2010. As of December 31, 2009, all of these warrants remain outstanding.
7. STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
     2009 EQUITY INCENTIVE PLAN
     In June 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified options to purchase the Company’s common stock, as well as the granting of stock appreciation rights, restricted stock awards, performance stock awards and other stock awards. The exercise price of stock options granted under the 2009 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 2009 Plan have a term of up to ten years and generally vest over four years. The total number of shares reserved for issuance under the 2009 Plan is 8,000,000 shares. As of December 31, 2009, 7,780,593 shares of the Company’s common stock are available for future grant under the 2009 Plan.
     2000 EQUITY INCENTIVE PLAN
     In May 2000, the Company adopted the 2000 Equity Incentive Plan (the “2000 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company’s common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. The exercise price of all incentive stock options granted under the 2000 Plan shall not be less than the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options granted under the 2000 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date of grant. Options granted under the 2000 Plan have a term of up to ten years and generally vest over four years. Although options that were previously granted under the 2000 Plan remain outstanding at December 31, 2009, the 2000 Plan was superseded by the 2009 Plan and accordingly, no shares are available for future grant under this plan.

     1996 EQUITY INCENTIVE PLAN
     In January 1996, the Company adopted the 1996 Equity Incentive Plan (the “1996 Plan”) providing for the grant to employees, directors and consultants of the Company of incentive and non-qualified stock options to purchase the Company’s common stock, as well as the granting of stock bonuses and rights to purchase restricted stock. Options granted under the 1996 Plan have a term of up to ten years and vest as determined by the Board but in no event less than twenty percent per year. Although options that were previously granted under the 1996 Plan remain outstanding at December 31, 2009, the 1996 Plan expired in 2006 and accordingly, no shares are available for future grant under this plan.
Stock Options
     The exercise price of all options granted during the years ended December 31, 2009, 2008 and 2007 was equal to the market value on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.1%	2.5%	4.5%
Expected volatility	70%	73%	76%
Expected option term (in years)	5.9	6.0	5.9
Dividend yield	0.0%	0.0%	0.0%
     The risk-free interest rate assumption is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with terms commensurate with the expected term of the Company’s employee stock options. The expected volatility is estimated at the date of grant using the historical volatility of the Company’s stock based on the assessment that this approach is most representative of future stock price trends. The expected term of the Company’s options is based on the output derived under the simplified method. The simplified method was used as given the level of outstanding options and as a result of stock price volatility, the Company does not have sufficient historical exercise data to provide a more reasonable basis upon which to estimate expected term. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model. Stock-based compensation accounting requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Given the standard vesting provisions for stock options and minimal historical turnover, the Company has not estimated forfeitures and instead adjusts its stock-based compensation expense as forfeitures occur. The impact on stock-based compensation between estimating forfeitures and recording the impact as the forfeitures occur would not be material.
     The Company amortizes the fair value of options granted on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The weighted average fair values of options granted were $4.45, $5.26, and $6.04 for the years ended December 31, 2009, 2008 and 2007, respectively.
     The following table summarizes the activity of the Company’s stock options for the periods presented:

	2009	2000	1996		Weighted
	Equity	Equity	Equity	Number of	Average
	Incentive	Incentive	Incentive	Options Under	Exercise
	Plan Options	Plan Options	Plan Options	All Plans	Prices
Balance December 31, 2006	—	3,715,436	71,887	3,787,323	$7.19
Granted	—	1,187,249	—	1,187,249	8.78
Exercised	—	(550,136)	(19,585)	(569,721)	4.23
Canceled/Expired	—	(73,363)	(3,333)	(76,696)	13.69

Balance December 31, 2007	—	4,279,186	48,969	4,328,155	7.91
Granted	—	2,924,174	—	2,924,174	8.00
Exercised	—	(109,251)	(24,491)	(133,742)	3.74
Canceled/Expired	—	(144,064)	(312)	(144,376)	11.24

Balance December 31, 2008	—	6,950,045	24,166	6,974,211	7.96
Granted	222,407	1,009,411	—	1,231,818	7.02
Exercised	—	(299,914)	(16,666)	(316,580)	2.69
Canceled/Expired	(3,000)	(176,499)	—	(179,499)	6.41

Balance December 31, 2009	219,407	7,483,043	7,500	7,709,950	$8.06

     Options outstanding at December 31, 2009 have a weighted average remaining contractual term of 7.0 years.
     For the years ended December 31, 2009, 2008 and 2007, total stock-based compensation expense related to employee stock options was $7,242,946, $7,356,623 and $4,935,160, respectively. The breakdown of total employee stock-based compensation expense by operating statement classification is presented below:

	Year Ended December 31,
	2009	2008	2007

Cost of personalized medicine services	$187,927	$34,525	$—
Research and development expenses	1,327,068	1,357,558	817,430
Selling, general and administrative expenses	5,727,951	5,964,540	4,117,730

	$7,242,946	$7,356,623	$4,935,160

     Stock-based compensation expense includes $0.4 million and $0.5 million during the years ended December 31, 2009 and 2008, respectively, related to performance-based stock options. In 2008, the Company granted 250,000 performance-based stock options to certain employees related to the achievement of certain revenue milestones for the personalized medicine services business that were deemed probable and therefore, the Company is recording stock-based compensation expense over the estimated time to achieve the revenue milestones.
     As of December 31, 2009, there was $13.2 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.4 years. As of December 31, 2009, there were 4,899,151 options exercisable with a weighted average exercise price of $8.31 and a weighted average remaining contractual term of 6.1 years. The total intrinsic value of stock option exercises during the years ended December 31, 2009, 2008 and 2007 was $1.9 million, $0.8 million and $4.9 million, respectively. As of December 31, 2009, the total intrinsic value of options outstanding and exercisable was $1.8 million and $1.6 million, respectively. As of December 31, 2009 and 2008, the weighted average fair value of unvested options was $5.01 and $5.18, respectively.
     For the years ended December 31, 2009, 2008 and 2007, stock-based compensation related to options granted to non-employees was $0, $20,245 and $184,567, respectively.
8. SIGNIFICANT LICENSING AND COLLABORATION AGREEMENTS AND ASSET PURCHASE AGREEMENT
License and Collaboration Agreement with Forest Laboratories
     In January 2004, the Company entered into a collaboration agreement with Forest Laboratories for the development and marketing of milnacipran. Under the agreement with Forest Laboratories, the Company sublicensed its exclusive rights to develop and commercialize milnacipran to Forest Laboratories for the United States. In addition, Forest Laboratories exercised its option to extend the territory to include Canada. In conjunction with the option exercise, Forest Laboratories paid the Company a non-refundable $1.0 million license payment in July 2007. Forest Laboratories assumed responsibility for funding all continuing development of milnacipran, including the funding of clinical trials and regulatory approvals, as well as a certain number of the Company’s employees. However, the Company agreed upon an alternative cost sharing arrangement with Forest Laboratories for the second Phase III trial only. In connection with this arrangement, the Company paid for a majority of the external costs of the second Phase III trial only, which were $9.7 million. Forest Laboratories reimbursed the Company for one-third of the costs, or $3.2 million, in February 2008 in connection with the NDA acceptance for Savella by the Food and Drug Administration (“FDA”) and the remaining $6.5 million in January 2009 upon NDA approval. Forest Laboratories is funding Phase IV clinical trials for Savella. Forest Laboratories is also responsible for sales and marketing activities related to any product developed under the agreement, subject to our option to co-

promote up to 25% of the total physician details using our own sales force and the Company will be reimbursed by Forest Laboratories in an amount equal to Forest Laboratories’ cost of providing the equivalent detailing calls. In connection with the Company’s exercising its option to co-promote Savella, the Company will detail to rheumatologists, pain centers, and physical and rehabilitation medicine specialists in the U.S.
     Under the agreement with Forest Laboratories, the Company received an upfront, non-refundable payment of $25.0 million, of which $1.25 million was paid to Pierre Fabre as a sublicense fee. Additionally, the Company received a $5.0 million milestone payment in June 2007 from Forest Laboratories for the successful second Phase III trial for Savella, of which $250,000 was paid to Pierre Fabre as a sublicense fee, a $1.0 million license payment in July 2007 to extend the territory to include Canada, of which $50,000 was paid to Pierre Fabre as a sublicense fee, a $5.0 million milestone payment in December 2007 upon NDA filing, of which $250,000 was paid to Pierre Fabre as a sublicense fee, a $10.0 million milestone payment in February 2008 upon NDA acceptance, of which $500,000 was paid to Pierre Fabre as a sublicense fee, and a $25.0 million milestone payment from Forest Laboratories upon NDA approval, of which $1.25 million was paid to Pierre Fabre as a sublicense fee. The total upfront and milestone payments to the Company under the agreement could total approximately $165.0 million, of which $71.0 million has been received to date, related to the development and commercialization of Savella for the treatment of fibromyalgia, a large portion of which will depend upon achieving certain sales of Savella and up to an additional $45.0 million in the event that the Company and Forest Laboratories develop milnacipran for other indications. There was an additional $40.0 million in potential milestone payments related to new formulations of milnacipran created on behalf of the Company; however, alternative formulation technology has been selected by the Company and Forest Laboratories and therefore, the Company and Forest Laboratories have decided not to move forward with any such formulations created by a third party on behalf of the Company. Accordingly, such milestone events are no longer possible. In addition, the Company will receive royalty payments based on sales of licensed product under this agreement. Forest Laboratories also assumed the future royalty payments due to Pierre Fabre and the transfer price for the active ingredient used in Savella, of which the Company is obligated to reimburse Forest Laboratories for a portion of the active ingredient costs of the samples. The amount of such obligation will vary depending on Forest Laboratories’ annual marketing plan. The agreement with Forest Laboratories extends until the later of (i) the expiration of the last to expire of the applicable patents, (ii) 10 years after the first commercial sale of a product under the agreement in an applicable country or (iii) the last commercial sale of a generic product in such country, unless terminated earlier. Each party has the right to terminate the agreement upon prior written notice of the bankruptcy or dissolution of the other party, or a breach of any material provision of the agreement if such breach has not been cured within the required time period following such written notice. Forest Laboratories may also terminate the agreement upon an agreed notice period in the event Forest Laboratories reasonably determines that the development program indicates issues of safety or efficacy that are likely to prevent or significantly delay the filing or approval of a new drug application or to result in labeling or indications that would have a significant adverse affect on the marketing of any product developed under the agreement.
     For the years ended December 31, 2009, 2008 and 2007, the Company recognized revenues of $10.0 million, $16.7 million and $13.4 million, respectively, under its collaboration agreement with Forest Laboratories, consisting of the recognition of the upfront payment of $25.0 million from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements, funding received from Forest Laboratories for certain of the Company’s employees devoted to the development of Savella and milestone payments received from Forest Laboratories. The NDA approval milestone payment received in connection with the collaboration agreement with Forest Laboratories was recorded as deferred revenue, net of the sublicense fee to Pierre Fabre, at the time of achievement and will be recognized as commercial revenue ratably over the period of on-going obligations and reduced by amounts reimbursed to Forest Laboratories for active pharmaceutical ingredient costs for samples.
Licensing Agreement with Pierre Fabre
     In August 2001, the Company entered into a license agreement and a trademark agreement with Pierre Fabre. Pursuant to the terms of the license agreement, the Company paid Pierre Fabre $1.5 million upon execution of the agreement and a $1.0 million milestone payment in September 2003. In February 2008, the Company paid Pierre Fabre a $1.0 million milestone payment upon acceptance by the FDA of the NDA for milnacipran, and in January 2009, the Company paid Pierre Fabre a $3.0 million milestone payment upon the approval of the NDA. As of December 31, 2009, additional payments of up to $0.5 million will be due to Pierre Fabre based on meeting certain regulatory milestones.

     The license agreement was amended and restated in November 2001 and subsequently in May 2003. In connection with the second amended and restated agreement in May 2003, the Company issued Pierre Fabre 1,000,000 shares of common stock and warrants to purchase 300,000 shares of common stock, all of which were exercised during 2008 resulting in proceeds to the Company of $1.5 million.
     In January 2004, in connection with the Company’s transaction with Forest Laboratories, the Company’s license agreement and trademark agreement with Pierre Fabre were further amended. The third amended and restated license agreement with Pierre Fabre provides the Company with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada. Simultaneous to the third amended and restated license agreement, the Company also entered into a purchase and supply agreement with Pierre Fabre for the active pharmaceutical ingredient in milnacipran. Pierre Fabre has the exclusive right to manufacture the active ingredients used in the commercial product for a specified time period (subject to compliance with certain provisions in the agreement), and Pierre Fabre will be paid a transfer price for each product manufactured and royalties based on net sales, both of which obligations have been assumed by Forest Laboratories. Additionally, the Company is obligated to pay Pierre Fabre a 5% sublicense fee on upfront and milestone payments received from Forest Laboratories, of which $3.6 million has been paid to date. Once a total of $7.5 million has been paid to Pierre Fabre, such additional sublicense payments due to Pierre Fabre shall be credited against any royalties or milestones owed by the Company to Pierre Fabre, which shall be carried forward to any subsequent years as applicable. Pierre Fabre also retains the right to sell products in indications developed by the Company outside the United States and Canada and will pay the Company a royalty based on net sales for such products. The license agreement also provides Pierre Fabre with certain rights to obtain a license outside the United States and Canada for new formulations and new salts developed by the Company or Forest Laboratories. The agreement is effective until the later of the expiration of the last-to-expire of certain patents held by Pierre Fabre relating to the development of milnacipran or ten years after the first commercial sale of a licensed product, unless terminated earlier. Each party has the right to terminate the agreement upon 90 days’ prior written notice of the bankruptcy or dissolution of the other party or a breach of any material provision of the agreement if the breach is not cured within 90 days following the written notice. Additionally, Pierre Fabre has the right to terminate the agreement upon 90 days’ prior notice to the Company if the Company takes certain actions.
Cellatope Asset Purchase Agreement
     In February 2009, the Company entered into an asset purchase agreement with Cellatope Corporation (“Cellatope”) whereby the Company acquired Cellatope’s technology platform that uses cell-bound complement activation products (“CB-CAP”) to diagnose and monitor debilitating autoimmune disorders, including systemic lupus erythematosus (“SLE/Lupus”). The Company acquired the CB-CAP technology in a transaction that included a $2.0 million cash payment to Cellatope for the diagnostic technology, as well as an additional $3.0 million potential milestone payment associated with the commercial development of the Lupus monitoring application.
     The acquisition price included $0.2 million which is held in an escrow account and will be available to satisfy any claims for indemnification the Company may have until the escrow is released, which will be 18 months following the closing of the transaction. In addition to the escrow funds, $0.5 million was withheld from the closing consideration to be paid by July 2012, subject to conditions in the asset purchase agreement, and is classified as restricted cash.
     Pursuant to the accounting treatment prescribed for business combinations, the Company determined that the assets acquired from Cellatope do not constitute a business and accordingly, the transaction has been accounted for as an asset acquisition. The $2.0 million upfront payment was charged to research and development expenses during the first quarter of 2009 as the ultimate commercialization of the related product is uncertain and the technology has no alternative uses.
9. INCOME TAXES
     In July 2006, the FASB issued authoritative guidance on accounting for uncertain tax positions, which the Company adopted on January 1, 2007. Under this guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The total amount of unrecognized tax benefits as of January 1, 2009 was $1.0 million.

     A rollforward of changes in the Company’s unrecognized tax benefits is as follows:

	December 31,
	2009	2008	2007
Unrecognized tax benefits as of the beginning of the year	$1,039,000	$913,000	$913,000
(Decreases) increases related to prior year tax positions	(21,000)	17,000	—
Decreases related to expirations of prior year tax positions	(47,000)	(5,000)	—
Increases related to current year tax positions	—	—	—
Settlements	—	—	—
Other	—	114,000	—

Unrecognized tax benefits as of the end of the year	$971,000	$1,039,000	$913,000

     Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate.
     The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1994 to 2009 are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2009 or December 31, 2008, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2009.
     At December 31, 2009, the Company had net deferred tax assets of $58.8 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset.
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
     Significant components of the Company’s deferred tax assets as of December 31, 2009 and 2008 are shown below. A valuation allowance has been established to offset the net deferred tax assets as of December 31, 2009 and 2008 as realization of such assets is uncertain.

	2009	2008
Net operating loss carryforwards	$22,719,000	$25,423,000
Deferred revenue	11,654,000	4,097,000
Capitalized research and development	9,310,000	9,022,000
Capitalized intangibles	5,137,000	3,785,000
Tax credits	1,331,000	1,290,000
Stock-based compensation expense	7,174,000	5,473,000
Other	1,442,000	16,000

	58,767,000	49,106,000
Valuation allowance	(58,767,000)	(49,106,000)

	$—	$—

     The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows:

	2009	2008	2007
Tax at federal statutory rate	$(9,875,029)	$(6,378,964)	$1,220,654
State income tax, net of federal benefits	(1,621,198)	(1,047,243)	200,397
In-process research and development	—	5,129,921	—
Stock-based compensation	918,073	729,670	420,707
Other	651,504	(44,282)	156,252
Change in valuation allowance	9,926,650	1,610,898	(1,998,010)

	$—	$—	$—

     At December 31, 2009, the Company had federal and California net operating loss carryforwards of approximately $85.1 million and $38.2 million, respectively. The federal tax loss carryforwards will begin to expire in 2010. The California tax loss carryforwards will begin to expire in 2012. Additionally, the Company has federal and California research and development tax credit carryforwards of approximately $1.7 million and $0.6 million, respectively. Approximately $15,000 of federal research and development tax credit carryforwards expired unused in 2009 and will continue to expire in 2010. The California research and development credit carryforwards carry forward indefinitely.
     The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits. At December 31, 2009 and 2008, deferred tax assets do not include $9.3 million and $8.6 million, respectively, of excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryovers. Stockholders’ equity will be increased by $9.3 million when such excess tax benefits are realized.
10. RELATED PARTY TRANSACTIONS
     The Company utilizes the services of a management consulting firm, in which one of the members of the Company’s board of directors was a consultant during 2009. During the year ended December 31, 2009, such consulting firm provided services to the Company in the amount of approximately $263,000.
     The Company employed the services of a consultant, whose husband is an officer of the Company. Such consultant provided consulting services to the Company in the amount of approximately $177,000 and $225,000 for the years ended December 31, 2008 and 2007, respectively. In December 2008, this consultant accepted a position with the Company.
11. RETIREMENT PLAN
     The Company has a savings plan under Section 401(k) of the Internal Revenue Code under which all employees over the age of twenty-one are eligible to participate on the first entry date (January 1 and July 1) following their hire date. The plan allows for a matching contribution in the Company’s common stock (valued as of the contribution date) equal to 100% of the amount of the salary contributed for the preceding six- month period. Employees vest in the matching contribution made on the last day of June of the plan year provided they are employed on the last day of December of the plan year and vest in the matching contribution made on the last day of December of the plan year provided that they are employed on the last day of June of the following plan year. After three years of vesting service, the matching contribution is 100% vested immediately. During the years ended December 31, 2009, 2008 and 2007, the charge to operations for the matching contribution was $1,136,810, $355,120, and $178,826, respectively. The increase in headcount associated with the hiring of the Company’s sales force in connection with the launch of Savella contributed to the increased charge to operations during 2009. The matching contribution in common stock to the 401(k) Plan is included as a component of stock-based compensation to employees.
12. COMMITMENTS AND CONTINGENCIES
Leases
     The Company currently occupies a total of approximately 10,100 square feet of leased office space in San Diego, California under three separate leases. The San Diego facilities house the Company’s executive and administrative offices and laboratory space. The lease for the main corporate office expires in July 2012 with the lease for additional office space expiring in December 2010 and the lease for laboratory space expiring in June 2010. Additionally, the Company has entered into an operating lease agreement for an automobile fleet for the Company’s sales representatives.
     Future annual minimum lease payments due under noncancelable operating leases consists of the following at December 31, 2009:

Operating
Years Ending December 31,	Leases

2010	$903,062
2011	815,951
2012	615,459
2013	28,898
2014	7,224

Total minimum lease payments	$2,370,594

     Total rent expense was approximately $403,000, $334,000 and $202,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
Licensing Agreements
     The Company has entered into licensing agreements with various organizations. Under the terms of these agreements, the Company has received licenses to know-how and technology claimed in certain patents or patent applications. The Company is required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent. Some of the agreements also require the Company to pay expenses arising from the prosecution and maintenance of the patents covering the licensed technology. If all of the licensed candidates are successfully developed (excluding Savella), the Company may be required to pay milestone payments up to approximately $37.0 million over the lives of these agreements, in addition to royalties on sales of the affected products at various rates. Due to the uncertainties of the development process, the timing and probability of the milestone and royalty payments cannot be accurately estimated.
13. SEGMENT INFORMATION
     During the third quarter of 2009, the Company made the determination that its two product lines, consisting of therapeutic products (Savella) and the personalized medicine services (Avise products), met the criteria to be reported as separate operating segments. Prior to 2009, the Company operated in a single operating segment with revenues generated from its collaboration agreement with Forest Laboratories and financial results prepared and reviewed by management as a single operating segment.
     As noted above, the Company has two reportable business segments: therapeutic products and personalized medicine services. The therapeutic products segment includes Savella for the management of fibromyalgia. The personalized medicine services segment includes specialized diagnostic tests to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy.
     The Company manages the commercial organization and related support organizations through a centralized management team. The Company’s business segment performance is managed and evaluated on net revenues, cost of personalized medicine services and research and development expenses. The Company does not allocate selling, general and administrative expenses to its business segments for performance assessment.
     The Company does not have international revenues. Therefore, the Company has determined it is not useful to disclose revenues and the related segment expenses by geographic region. The Company has no inter-segment revenues.

     The following table reports net revenues, cost of personalized medicine services and research and development expenses for the Company’s reportable segments for the years ended December 31, 2009 and 2008:

		Personalized
	Therapeutic	Medicine
	Products	Services	Total
Year ended December 31, 2009:
Revenues	$27,002,507	$332,372	$27,334,879
Cost of personalized medicine services	—	1,986,722	1,986,722
Research and development	8,981,337	3,014,832	11,996,169

Segment operating income (loss)	18,021,170	(4,669,182)	13,351,988

Operating expenses:
Selling, general and administrative			42,138,458
Goodwill impairment			1,100,000

Loss from operations			$(29,886,470)

Year ended December 31, 2008(1):
Revenues	$16,659,099	$—	$16,659,099
Cost of personalized medicine services	—	267,361	267,361
Research and development	8,335,403	835,673	9,171,076

Segment operating income (loss)	8,323,696	(1,103,034)	7,220,662

Operating expenses:
Selling, general and administrative			17,602,820
In-process research and development			12,590,000

Loss from operations			$(22,972,158)

     The following table reports assets that are identifiable to the Company’s therapeutic products and personalized medicine services segments as of December 31, 2009 and 2008:

		Personalized
	Therapeutic	Medicine	Corporate and
	Products	Services	Unallocated	Total
As of December 31, 2009:
Receivable from Forest Laboratories	$5,611,476	$—	$—	$5,611,476
Prepaid expenses and other current assets	—	7,242	4,784,892	4,792,134
Property and equipment, net	—	471,602	801,424	1,273,026
Goodwill	—	—	21,928,598	21,928,598
Other assets	—	278,994	20,000	298,994
As of December 31, 2008(1):
Receivable from Forest Laboratories	$165,880	$—	$—	$165,880
Prepaid expenses and other current assets	—	6,997	1,041,671	1,048,668
Property and equipment, net	—	247,135	841,614	1,088,749
Goodwill	—	—	26,465,627	26,465,627
Other assets	—	308,994	20,000	328,994

(1)	The Company determined in 2009 that they were no longer a single reportable segment. The Company became two reportable segments with the launch of Savella, receipt of Savella sales reports from Forest Laboratories and changes to the management structure for personalized medicine services. The Company has presented the 2008 reportable segment information consistent with its 2009 reportable segment disclosure.

14. QUARTERLY INFORMATION (UNAUDITED)
     The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information.

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$7,858,394	$5,805,436	$5,612,329	$8,058,720
Total operating expenses	$17,654,035	$14,904,347	$11,336,031	$13,326,936
Other income	$635,137	$490,008	$254,335	$255,027
Net loss (1)	$(9,160,504)	$(8,608,903)	$(5,469,367)	$(5,013,189)
Net loss per share — basic and diluted (2)	$(0.24)	$(0.23)	$(0.14)	$(0.13)

Shares used in calculating per share amounts — basic and diluted	37,981,814	38,059,838	38,257,303	38,296,625

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues (3)	$13,715,700	$1,014,794	$979,310	$949,295
Total operating expenses (3)	$18,297,686	$6,175,141	$6,110,123	$9,048,307
Other income	$1,701,005	$1,169,137	$1,018,590	$857,815
Net loss (4)	$(2,880,981)	$(3,991,210)	$(4,112,223)	$(7,241,197)
Net loss per share — basic and diluted (2)	$(0.08)	$(0.11)	$(0.11)	$(0.19)

Shares used in calculating per share amounts — basic and diluted	37,523,645	37,641,610	37,883,074	37,883,334

(1)	During the first quarter of 2009, the Company paid a $3.0 million milestone payment to Pierre Fabre upon NDA approval and a $2.0 million payment recognized as research and development expense in connection with its asset purchase agreement with Cellatope. Additionally, during the fourth quarter of 2009, the Company recorded a $1.1 million impairment charge for goodwill related to its personalized medicine services business.

(2)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not necessarily equal the total for the year.

(3)	The Company reclassified a $0.5 million sublicense fee paid to Pierre Fabre during the first quarter of 2008 to revenue (recognized on a net basis with the milestone payment received upon NDA acceptance) from research and development expenses.

(4)	During the first quarter of 2008, the Company recognized a milestone payment of $10.0 million upon NDA acceptance, net of a $0.5 million sublicense fee, and $3.2 million also upon NDA acceptance as reimbursement for one-third of the costs paid in connection with the second Phase III trial for Savella. Additionally, the Company recognized a charge in the amount of $12.6 million during the first quarter of 2008 for in-process research and development in connection with the Proprius acquisition.
15. SUBSEQUENT EVENT
     During March 2010, certain employees who were granted performance-based options resigned from the Company and accordingly, such performance conditions will no longer be achieved. In accordance with the accounting treatment for stock-based compensation, the stock-based compensation expense previously recognized will be reversed in the period of change by recording a cumulative adjustment. The Company will recognize an adjustment in the amount of $0.6 million during the first quarter of 2010 related to such performance-based options.