Form 10-Q
period 2010-03-31
CYPRESS BIOSCIENCE INC
filed 2010-05-10
CIK 716054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010,
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At May 5, 2010, 38,375,206 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CYPRESS BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$30,575,057	$38,617,954
Short-term investments	106,717,495	103,055,417
Receivable from Forest Laboratories	6,623,123	5,611,476
Prepaid expenses and other current assets	1,312,664	4,792,134

Total current assets	145,228,339	152,076,981

Property and equipment, net	1,197,415	1,273,026
Goodwill	21,928,598	21,928,598
Restricted cash	487,111	487,111
Other assets	291,494	298,994

Total assets	$169,132,957	$176,064,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$694,065	$1,172,916
Accrued compensation	1,610,153	4,640,265
Accrued liabilities	481,743	221,487
Payable to Forest Laboratories	477,938	336,313
Current portion of deferred revenue	5,202,056	5,202,056

Total current liabilities	8,465,955	11,573,037

Deferred rent	20,423	20,423
Deferred revenue, net of current portion	22,099,622	23,400,136
Other liabilities	487,111	487,111

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 90,000,000 shares of common stock authorized; 38,375,206 shares issued and outstanding at March 31, 2010 (unaudited) and December 31, 2009	38,375	38,375
Additional paid-in capital	339,004,003	336,825,601
Accumulated other comprehensive income	36,280	171,017
Accumulated deficit	(201,018,812)	(196,450,990)

Total stockholders’ equity	138,059,846	140,584,003

Total liabilities and stockholders’ equity	$169,132,957	$176,064,710

See accompanying notes to consolidated financial statements.
Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Revenues under collaborative agreement	$851,106	$7,392,897
Commercial revenues	7,072,700	462,660
Revenues from personalized medicine services	195,713	2,837

Total revenues	8,119,519	7,858,394

Operating expenses:
Cost of personalized medicine services	569,097	359,392
Research and development	977,859	7,237,392
Selling, general and administrative	11,330,173	10,057,251

Total operating expenses	12,877,129	17,654,035

Loss from operations	(4,757,610)	(9,795,641)

Interest income	189,788	635,137

Net loss	$(4,567,822)	$(9,160,504)

Net loss per share — basic and diluted	$(0.12)	$(0.24)

Shares used in computing net loss per share — basic and diluted	38,375,206	37,981,814

See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net loss	$(4,567,822)	$(9,160,504)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	142,391	104,162
Amortization of premium/discount on short-term investments	328,817	(60,488)
Stock-based compensation for stock and options issued to employees	2,178,402	2,126,760
Non-cash portion of asset acquisition	—	487,100
Changes in operating assets and liabilities	(1,939,773)	21,922,932

Net cash (used in) provided by operating activities	(3,857,985)	15,419,962

Investing Activities
Purchases of short-term investments	(37,259,337)	(37,061,706)
Proceeds from sale of short-term investments	33,133,705	27,231,474
Purchases of property and equipment	(59,280)	(224,505)
Deposit of restricted cash	—	(487,100)

Net cash used in investing activities	(4,184,912)	(10,541,837)

Financing Activities
Proceeds from exercise of stock options	—	378,975

Net cash provided by financing activities	—	378,975

(Decrease) increase in cash and cash equivalents	(8,042,897)	5,257,100
Cash and cash equivalents at beginning of period	38,617,954	52,490,414

Cash and cash equivalents at end of period	$30,575,057	$57,747,514

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
2. Basis of Presentation
          The accompanying financial statements have been prepared by our management without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. generally accepted accounting principles for interim financial statements. Certain information and disclosures normally included in complete audited year end financial statements have been condensed or omitted. In the opinion of our management, all adjustments necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of results for the full year. For more information, these financial statements should be read in conjunction with the audited financial statements and the related disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010.
          Further, in connection with the preparation of the condensed consolidated financial statements and in accordance with the applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, we evaluated all events or transactions that occurred after the balance sheet date of March 31, 2010 and have determined that no material subsequent events requiring recognition or disclosure in our financial statements occurred during this time period.
          The condensed consolidated financial statements include the accounts of Cypress Bioscience, Inc. and its wholly-owned subsidiary, Proprius Pharmaceuticals, Inc., collectively referred to as Cypress Bioscience, Inc. All significant intercompany accounts and transactions have been eliminated.
3. Recent Accounting Pronouncements
          In March 2010, the Financial Accounting Standards Board (“FASB”) ratified the authoritative guidance regarding the milestone method of revenue recognition. It was concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. The guidance states than an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We are currently evaluating the effect that this guidance will have on our consolidated financial position and results of operations.
          In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.
          In October 2009, the FASB amended its authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. We will be required to adopt this amended guidance effective for the fiscal year beginning January 1, 2011, although earlier adoption is permitted. We are currently evaluating the effect that this guidance will have on our consolidated financial position and results of operations.
4. Short-Term Investments
          Our short-term investments consist of securities of the U.S. government or its agencies and corporate debt securities. We have classified our short-term investments as available-for-sale and carry them at fair value with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity and included in comprehensive income or loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income.
          At March 31, 2010 and December 31, 2009, short-term investments consisted of the following:

	March 31, 2010
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$97,551,072	$43,592	$(58,647)	$97,536,017
Corporate debt securities	9,130,143	51,468	(133)	9,181,478

	$106,681,215	$95,060	$(58,780)	$106,717,495

	December 31, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$93,037,626	$159,185	$(28,944)	$93,167,867
Corporate debt securities	9,846,774	45,410	(4,634)	9,887,550

	$102,884,400	$204,595	$(33,578)	$103,055,417

          Contractual maturities for short-term investments at March 31, 2010 were as follows:

Fair Value
Due within 1 year	$78,458,997
After 1 year but within 2 years	28,258,498

Total	$106,717,495

5. Revenue Recognition
          Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Some of our agreements contain multiple elements and in accordance with these agreements, we may be eligible for upfront license fees, sponsored development reimbursements, funding for certain of our employees, co-promotion reimbursement, development and commercial milestones and royalties. Consideration received for milestones under research and development arrangements will be recognized at the date of achievement if the milestone is non-refundable, substantive in nature, and the achievement was not reasonably assured at the inception of the agreement. Milestone payments are not considered substantive if any portion of the associated milestone payment is determined to not relate solely to past performance or if a portion of the consideration earned from achieving the milestone may be refunded.
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
          Commercial revenues include royalties on product sales of Savella, revenue from the New Drug Application (“NDA”) approval milestone, sales-based milestones, and reimbursement for co-promotion of Savella. Royalty revenue is recognized based on royalties reported by Forest Laboratories, Inc. (“Forest Laboratories”) during the quarter with such payment due within 45 days after quarter end. The royalty rate as stated in the agreement with Forest Laboratories is subject to prospective adjustment based on Forest Laboratories’ total payment obligations to us and Pierre Fabre Medicament (“Pierre Fabre”); however, the royalty rate cannot be reduced below the stipulated floor. Revenue from the NDA approval milestone achieved in January 2009, net of sublicense fees, is being recognized ratably over the period of 13 years from the date the milestone was achieved, which corresponds with the obligation period (which is equivalent to the patent life). As we have an obligation to reimburse Forest Laboratories for a portion of the cost for samples of Savella, this milestone was not considered substantive and therefore, we determined that the consideration received from Forest Laboratories was inseparable from the on-going obligation. We regularly review the period of time that we expect to be satisfying these obligations, and if there are changes in facts and circumstances, we reassess the period of time that revenue is being recognized and adjust the period accordingly. Revenue related to sales-based milestones, net of sublicense fees, is recognized upon the achievement of the specified milestones, which is substantive, was not readily assured at the inception of the agreement and is non-refundable. Co-promotion reimbursement revenue is recognized in the period in which the detailing calls (measured on a per physician call basis) are performed using an estimated reimbursement rate based on historical cost information provided to us by Forest Laboratories. We recognize this revenue as services have been rendered, the reimbursement rate is determinable and collectability is reasonably assured. The corresponding costs associated with the co-promotion reimbursement are included as a component of selling, general and administrative expense on the Condensed Consolidated Statement of Operations.
          In connection with our personalized medicine services, such services are performed based on a written test requisition form. We generally bill third-party payers for these services upon generation and delivery of a report to the ordering physician. As such, we take assignment of benefits and the risk of collection with the third-party payer. We currently do not have any contracts with private third-party payers. As relatively new tests, the personalized medicine services offered by us may not be covered under third-party payer reimbursement policies. Consequently, we pursue case-by-case reimbursement where policies are not in place or payment history has not been established. We usually bill the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier as allowed by law. As a result, at the time of delivery of the report to the ordering physician, and in the absence of a reimbursement contract or sufficient payment history, collectibility cannot reasonably be assured and revenues are therefore only recognized at the time cash is collected.
6. Research and Development Expenses
          Research and development expenses consist primarily of salaries and related personnel expenses for our research and development personnel, fees paid to external service providers to conduct clinical trials, patient enrollment costs, fees and milestone payments under our license, collaboration and development agreements, validation activities for our personalized medicine services and costs for facilities (including our laboratory), supplies, materials and equipment. All such costs are charged to research and development expenses as incurred. Clinical trial costs are a significant component of our research and development expenses and include costs associated with third-party contractors. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted during the period in which they become known. There were no material adjustments for the three months ended March 31, 2010 and 2009 for a change in clinical trial cost estimates.
7. Net Loss Per Share
          Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options, restricted stock units and warrants is reflected in diluted net loss per share by application of the treasury stock method. We have excluded all outstanding stock options, restricted stock units and warrants from the calculation of diluted loss per share for the three months ended March 31, 2010 and 2009 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 200,454 and 745,078 for the three months ended March 31, 2010 and 2009, respectively.
          During the three months ended March 31, 2010, we granted 100,000 restricted stock units to our chief executive officer. The restricted stock units vest in full after three years subject to our chief executive officer’s continuous service through such date. Such securities were not included in the computation of basic earnings per share for the three months ended March 31, 2010 as the effect would be antidilutive.

8. Comprehensive Loss
          The components of comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(4,567,822)	$(9,160,504)
Unrealized loss on short-term Investments	(134,737)	(279,597)

Comprehensive loss	$(4,702,559)	$(9,440,101)

9. Stock-Based Compensation
          Total stock-based compensation expense, which relates to stock options granted to employees and non-employee directors and restricted stock awards recognized for the three months ended March 31, 2010 and 2009, was comprised as follows:

	Three Months Ended
	March 31,
	2010	2009
Cost of personalized medicine services	$51,222	$36,796
Research and development expenses	(87,578)	357,165
Selling, general and administrative expenses	2,214,758	1,732,799

	$2,178,402	$2,126,760

          During March 2010, certain employees who were granted performance-based stock options resigned from their employment with us and accordingly, the performance conditions for such stock options will no longer be achieved. In accordance with the accounting treatment for stock-based compensation, the stock-based compensation expense previously recognized was reversed in the period of change by recording a cumulative adjustment. Accordingly, during the three months ended March 31, 2010, we recognized an adjustment related to such performance-based options in the amount of $0.6 million, consisting of $0.3 million related to research and development expenses and $0.3 million related to selling, general and administrative expenses.
          As of March 31, 2010, we had $11.8 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.3 years.
          As of March 31, 2010, we had $0.6 million of unamortized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted average vesting period of 2.8 years.

10. Fair Value Disclosures
          The following table presents information about our financial assets measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify U. S. government and agency debt and corporate debt securities as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At March 31, 2010, we did not hold any Level 3-classified financial assets. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements at March 31, 2010
		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets	Observable Inputs	Unobservable
Description	March 31, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Financial instruments owned:
Money market funds	$30,531,318	$30,531,318	$—	$—
U.S. government and agency debt	97,536,017	—	97,536,017	—
Corporate debt securities	9,181,478	—	9,181,478	—

Total financial instruments owned	$137,248,813	$30,531,318	$106,717,495	$—

11. Segment Information
          During the three months ended September 30, 2009, we made the determination that our two product lines, consisting of therapeutic products (Savella) and the personalized medicine services (Avise products), met the criteria to be reported as separate operating segments. Prior to the three months ended September 30, 2009, we operated in a single operating segment with revenues generated from our License and Collaboration Agreement with Forest Laboratories and financial results prepared and reviewed by management as a single operating segment.
          As noted above, we have two reportable business segments: therapeutic products and personalized medicine services. The therapeutic products segment includes Savella for the management of fibromyalgia. The personalized medicine services segment includes specialized diagnostic tests to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy.

          We manage the commercial organization and related support organizations through a centralized management team. Our business segment performance is managed and evaluated on net revenues, cost of personalized medicine services and research and development expenses. We do not allocate selling, general and administrative expenses to our business segments for performance assessment.
          The following table reports net revenues, cost of personalized medicine services and research and development expenses for our reportable segments for the three months ended March 31, 2010 and 2009:

	Therapeutic	Personalized
	Products	Medicine Services	Total
Three months ended March 31, 2010:
Revenues	$7,923,806	$195,713	$8,119,519
Cost of personalized medicine services	—	569,097	569,097
Research and development	725,867	251,992	977,859

Segment operating income (loss)	7,197,939	(625,376)	6,572,563

Operating expenses:
Selling, general and administrative			11,330,173

Loss from operations			$(4,757,610)

Three months ended March 31, 2009:
Revenues	$7,855,557	$2,837	$7,858,394
Cost of personalized medicine services	—	359,392	359,392
Research and development	5,111,518	2,125,874	7,237,392

Segment operating income (loss)	2,744,039	(2,482,429)	261,610

Operating expenses:
Selling, general and administrative			10,057,251

Loss from operations			$(9,795,641)

          The following table reports assets that are identifiable to our therapeutic products and personalized medicine services segments as of March 31, 2010 and December 31, 2009:

	Therapeutic	Personalized	Corporate and
	Products	Medicine Services	Unallocated	Total
As of March 31, 2010
Receivable from Forest Laboratories	$6,623,123	$—	$—	$6,623,123
Prepaid expenses and other current assets	—	7,242	1,305,422	1,312,664
Property and equipment, net	—	446,254	751,161	1,197,415
Goodwill	—	—	21,928,598	21,928,598
Other assets	—	271,994	20,000	291,994

As of December 31, 2009:
Receivable from Forest Laboratories	$5,611,476	$—	$—	$5,611,476
Prepaid expenses and other current assets	—	7,242	4,784,892	4,792,134
Property and equipment, net	—	471,602	801,424	1,273,026
Goodwill	—	—	21,928,598	21,928,598
Other assets	—	278,994	20,000	298,994

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” “should,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-Q. Factors that could cause or contribute to differences include, but are not specifically limited to, our ability to successfully commercialize Savella, our ability to create a successful commercial organization, our ability to market our personalized medicine services, our ability to acquire and develop any compounds or products to treat any other indications we may pursue in a timely manner, or at all, as well as the other risks detailed in this Form 10-Q and in our other Securities and Exchange Commission (“SEC”) filings.
     We undertake no obligation to publicly release revisions in such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as required by securities and other applicable laws.
     We own or have rights to various copyrights, trademarks and service marks used in our business, including the following: Cypress Bioscience, Inc., Avise PG SM and Avise MCV SM. Savella TM is a trademark of Forest Laboratories, Inc. This report also includes other trademarks, service marks, and trade names of other companies.
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
     In January 2009, we received approval from the U.S. Food and Drug Administration (“FDA”) to market Savella (milnacipran HCl) for the management of fibromyalgia (“FM”). Milnacipran HCl has been approved for a non-pain condition in over 50 countries, with commercial experience outside the U.S. since 1997. We obtained an exclusive license in the U.S. and Canada to milnacipran from Pierre Fabre Medicament (“Pierre Fabre”) in 2001. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc. (“Forest Laboratories”), a leading marketer of central nervous system (“CNS”) drugs with a strong franchise in the primary care and psychiatric markets. As part of this collaboration with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada, which was exercised in July 2007. As part of our agreements with both Forest Laboratories and Pierre Fabre, we have licensed any patents that may issue from our patent applications related to FM and milnacipran to Forest Laboratories and Pierre Fabre.

Additional information on our ongoing post approval clinical development program for Savella can be found at www.clinicaltrials.gov.
     Following the January 2009 FDA approval to market Savella for the management of FM, Savella was shipped to wholesalers and became available at pharmacies at the end of April 2009. Savella is a dual-reuptake inhibitor that preferentially blocks the reuptake of norepinephrine with higher potency than serotonin (in vitro). These two neurotransmitters are thought to play a central role in the symptoms for FM. We co-promote Savella for FM with our corporate partner, Forest Laboratories, and by the beginning of 2009, we expanded our sales force to 115 field based personnel in anticipation of the launch of Savella. At the beginning of May 2009, we began detailing Savella to rheumatologists, pain centers, and physical medicine and rehabilitation specialists in the U.S. In addition to receiving a royalty on total net sales of Savella, we are reimbursed by Forest Laboratories for the Savella sales calls that we make based on Forest Laboratories’ cost to conduct such sales calls.
     At the end of October 2008, with our initial 11 person sales force, we launched our first two novel personalized medicine services, Avise PG and Avise MCV, which are detailed to rheumatologists. Personalized medicine services are tests which are validated analytically and clinically to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. Avise PG is a test that supports dose optimization and therapeutic decision making for patients taking methotrexate (“MTX”), a widely used first-line therapy for rheumatoid arthritis (“RA”). Avise MCV is a test that aids in the diagnosis and prognosis of RA. We believe that offering integrated personalized medicine services and pharmaceutical products through the same sales organization will facilitate physician access and improve the quality of the sales call, as well as help establish us as a leader targeting these specific specialists. When we began promoting Savella in May 2009 with our 115 field based personnel we called on the same rheumatologists that we began calling upon in October 2008 for our first two personalized medicine services.
     From time to time we have ongoing Proof of Concept (“POC”) stage therapeutic product opportunities in development. At the present time, we are not funding any POC stage development programs, including the two pharmaceutical candidates acquired in connection with our acquisition in March 2008 of Proprius, Inc. (“Proprius”), although we continue to evaluate the merit of future investment in POC stage development programs. We are also actively continuing to evaluate various other potential strategic transactions for development stage and commercial product opportunities where we can leverage our broad technical, clinical and regulatory expertise or our excess sales force capacity, and are considering a variety of potential transaction structures.
     In February 2009, we announced the closing of a transaction to acquire Cellatope Corporation’s (“Cellatope”) technology platform that uses cell-bound complement activation products (“CB-CAP”) to diagnose and monitor debilitating autoimmune disorders, including systemic lupus erythematosus (“SLE/Lupus”). We acquired the CB-CAP technology in a transaction that included a $2.0 million cash payment to Cellatope for the diagnostic technology as well as an additional $3.0 million potential milestone payment associated with the commercial development of the SLE/Lupus monitoring application.
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
Comparison of Three Months Ended March 31, 2010 and 2009
Revenues Under Collaborative Agreements
          We recognized revenues under our collaborative agreement with Forest Laboratories of $0.9 million for the three months ended March 31, 2010 compared to $7.4 million for the three months ended March 31, 2009. Revenues for the three months ended March 31, 2009 included a $6.5 million reimbursement for the remaining two-thirds of the costs paid in advance by us in connection with the second Phase III trial for Savella received from Forest Laboratories in January 2009 upon approval of our New Drug Application (“NDA”). The revenues under collaborative agreements recorded during the three months ended March 31, 2010 and 2009 consisted entirely of amounts earned or reimbursed to us pursuant to our license and collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of Savella. Such revenues included the recognition of the $25.0 million upfront payment received in January 2004 from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella. The amount of sponsored development reimbursements from Forest Laboratories and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella changes periodically and may be eliminated based on the level of development activity.
Commercial Revenues
          We recognized commercial revenues of $7.1 million for the three months ended March 31, 2010 compared to $0.5 million for the three months ended March 31, 2009.
          The following table summarizes the components of commercial revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Royalty revenue	$2,608,772	$—
Revenue from milestones	375,215	462,660
Co-promotion reimbursement	4,088,713	—

	$7,072,700	$462,660

          We recognized royalty revenue of $2.6 million for the three months ended March 31, 2010 based on net sales of Savella during the period as reported by Forest Laboratories, subject to an adjustment by Forest Laboratories based on their total payment obligations to us and Pierre Fabre. As Savella was launched during the second quarter of 2009, we did not earn any royalties on net sales of Savella during the three months ended March 31, 2009.
          Revenue from milestones for the three months ended March 31, 2010 and 2009 consisted of the recognition of $0.5 million related to the $25.0 million milestone payment, net of the $1.25 million sublicense payment to Pierre Fabre, received in January 2009 upon NDA approval, and net of sampling obligations of $0.1 million for the three months ended March 31, 2010. The milestone will be recognized on a straight-line basis, net of sampling obligations, over the ongoing commercial obligation period, which is estimated to be 13 years.
          Co-promotion reimbursement revenue of $4.1 million for the three months ended March 31, 2010 consisted of reimbursement from Forest Laboratories for detail calls provided by our sales force during the period, as well as reimbursement for certain marketing costs incurred by us. As Savella was launched during the second quarter of 2009, we did not promote Savella during the of the three months ended March 31, 2009.
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
Revenues From Personalized Medicine Services
          We recognized revenue from personalized medicine services of $0.2 million during the three months ended March 31, 2010 compared to approximately $3,000 during the three months ended March 31, 2009. Our personalized medicine services business was launched during the fourth quarter of 2008 with revenues from personalized medicine services recognized as cash payments for the services are received. The personalized medicine services business has long collection cycles for accounts receivables, including reimbursements by third-party payers, such as Medicare and other governmental payer programs, hospitals, private insurance plans and managed care organizations.
Cost of Personalized Medicine Services
          Cost of personalized medicine testing services primarily consisted of the compensation and benefits (including bonuses, if any, and stock-based compensation) of laboratory personnel, laboratory supplies, outside laboratory costs, shipping and distribution costs and facility-related expenses. We incurred costs of $0.6 million during the three months ended March 31, 2010 compared to $0.4 million during the three months ended March 31, 2009. The increase in cost of personalized medicine services during the of the three months ended March 31, 2010 is primarily due to an increase in compensation and benefit costs associated with an increase in laboratory personnel, as well as increased shipping and laboratory costs related to an increase in the volume of tests performed during the period.
Research and Development
          Research and development expenses for the three months ended March 31, 2010 were $1.0 million compared to $7.2 million for the three months ended March 31, 2009. The decrease in research and development expenses is primarily attributable to a $3.0 million milestone payment owed to Pierre Fabre upon NDA approval in January 2009 and a $2.0 million payment recognized as research and development expense during the three months ended March 31, 2009 in connection with our asset purchase agreement with Cellatope, as well as a decrease in costs incurred during the of the three months ended March 31, 2010 in connection with our proof of concept studies for new compounds.

Selling, General and Administrative
          Selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 is comprised of the following:

	Three Months Ended
	March 31,
	2010	2009
Sales and marketing	$5,707,506	$6,543,532
General and administrative	5,622,667	3,513,719

	$11,330,173	$10,057,251

          Sales and marketing expenses decreased to $5.7 million for the three months ended March 31, 2010 from $6.5 million for the three months ended March 31, 2009. The decrease in sales and marketing expenses is primarily due to a decrease in costs incurred in connection with marketing and promotional activities for our personalized medicine services business, as well as costs incurred during the the three months ended March 31, 2009 in connection with training our sales force for the launch of Savella.
          General and administrative expenses increased to $5.6 million for the three months ended March 31, 2010 from $3.5 million for the three months ended March 31, 2009. The increase in general and administrative expenses was primarily due to costs incurred during the three months ended March 31, 2010 in connection with the resignation of certain employees, increased consulting costs incurred in connection with business development activities, higher legal fees due to increased patent filing activity and increased stock-based compensation expense related to the acceleration of certain stock option grants as per the employment agreements of certain employees who resigned during the period.
Interest Income
          Interest income for the three months ended March 31, 2010 was $0.2 million compared to $0.6 million for the three months ended March 31, 2009. The decrease in interest income for the three months ended March 31, 2010 compared to the corresponding period in 2009 was primarily due to a general decrease in interest rates and related yields experienced during the of the three months ended March 31, 2010 compared to the three months ended March 31, 2009, as well as lower average balances available for investment during the three months ended March 31, 2010.
Liquidity and Capital Resources
          At March 31, 2010, we had cash, cash equivalents and short-term investments of $137.3 million compared to cash, cash equivalents and short-term investments of $141.7 million at December 31, 2009. Working capital at March 31, 2010 totaled $136.8 million compared to $140.5 million at December 31, 2009. We have invested a substantial portion of our available cash in money market funds, marketable debt instruments of governmental agencies and corporate debt securities. We have established guidelines relating to our investments to preserve principal and maintain liquidity.
          Net cash used in operating activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $3.9 million for the three months ended March 31, 2010 compared to net cash provided by operating activities of $15.4 million for the three months ended March 31, 2009. The primary source of cash from operations during the three months ended March 31, 2010 was commercial revenues, including royalty revenue and the co-promotion reimbursement received from Forest Laboratories, offset by cash used in operations including $1.9 million for changes in operating assets and liabilities and non-cash charges of $2.6 million. The primary source of cash from operations during the three months ended March 31, 2009 was the

$25.0 million milestone payment and the $6.5 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $1.8 million for changes in operating assets and liabilities (excluding impact of initial deferred revenue amount from milestone payment) and non-cash charges of $2.7 million.
          Net cash used in investing activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $4.2 million for the three months ended March 31, 2010 compared to $10.5 million for the three months ended March 31, 2009. The fluctuation in net cash used in investing activities resulted primarily from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods.
          As disclosed in our Condensed Consolidated Statement of Cash Flows, we had no cash from financing activities for the three months ended March 31, 2010 compared to $0.4 million for the three months ended March 31, 2009. The decrease in net cash provided by financing activities during the three months ended March 31, 2010 compared to the corresponding prior year period was primarily the result of no exercises of stock options during the three months ended March 31, 2010 compared to proceeds of approximately $0.4 million from the exercise of stock options during the the three months ended March 31, 2009.
          The following table summaries our long-term contractual obligations as of March 31, 2010:

		Less than
		1 year	1 - 3 years	3 - 5 years	More than 5 years
	Total	(2010)	(2011-2013)	(2014-2015)	(2016 +)

Operating leases	$2,135,257	$668,430	$1,459,603	$7,224	$—

Total	$2,135,257	$668,430	$1,459,603	$7,224	$—

          Other commercial and contractual commitments include potential milestone payments of up to $0.5 million to Pierre Fabre and sublicense payments to Pierre Fabre based on 5% of any upfront and milestone payments received from Forest Laboratories, milestone payments of up to $116.0 million to AlphaRx, Inc. (“AlphaRx) in connection with the successful development and commercialization of a product associated with the in-license of a topical non-steroidal anti-inflammatory drug (“NSAID”) therapy, which is not currently in active development, milestone payments up to approximately $37.0 million in connection with license agreements related to our POC programs that are not currently in active development, milestone payments up to $3.0 million to Cellatope in connection with the commercial development of an SLE/Lupus monitoring application and milestone payments up to $3.9 million in connection with license agreements related to certain personalized medicine services. Additionally, we are obligated to reimburse Forest Laboratories for a portion of the active ingredient costs for the samples of Savella. The amount of such obligation will vary depending on Forest Laboratories’ annual marketing plan. We estimate our portion of sampling costs over the term of the agreement could range from approximately 20% to 40% of the milestone payment received upon NDA approval. In the event we move forward with development of a product or service under any of these arrangements, in most instances, we would also be obligated to make royalty payments.
          Unless and until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, from revenue under our license and collaboration agreement with Forest Laboratories and, if available to us, cash from financings.

          Our current expected primary cash needs on both a short-term and long-term basis are for supporting a commercial infrastructure, the development of candidates under our POC trials, if any, our personalized medicine services, and general research, working capital and other general corporate purposes and the identification, acquisition or license, and development of, potential future products and services. Excluding the amounts payable under our agreements with Pierre Fabre, AlphaRx, Cellatope and various licensors under our POC trials and personalized medicine services, and the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than our ongoing POC trials) that we may in-license or acquire, we estimate that based on our current business plan, net cash required to fund operating expenses will approximate $15.0 million to $20.0 million for the year 2010. In addition, one of our ongoing goals is to continue to identify and in-license new products and product candidates. In the event we acquire, license or develop any new products or product candidates, or begin any new POC, the amount to fund our operations for 2010 would increase, possibly materially. We expect that our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products, product candidates and services. Such losses may fluctuate, the fluctuations may be substantial, and we may never become profitable.
          Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at March 31, 2010 are sufficient to fund operations through at least 2011. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives. In order to acquire or develop additional products and product candidates, we will likely require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
•	the costs of maintaining a commercial infrastructure;

•	the costs and timing of development and regulatory approvals for all our products and services;

•	the costs associated with operating a clinical laboratory;

•	the extent to which we acquire or invest in other products, product candidates and businesses;

•	the costs of in-licensing drug candidates;

•	the ability of Forest Laboratories and us to reach sales milestones and other events under our collaboration agreement; and

•	the costs of commercialization of any future products and services.
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
Critical Accounting Policies
          There were no significant changes in critical accounting policies or estimates from those at December 31, 2009.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          We have invested our excess cash in U.S. government securities, corporate debt securities and money market funds with strong credit ratings. As a result, our interest income is most sensitive to changes in the general level of U.S. interest rates. We do not use derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve over a three month period would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.
ITEM 4 — CONTROLS AND PROCEDURES
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Item 1A — Risk Factors
          We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Risks related to our business
* We may not be successful in creating a successful commercial infrastructure.
     In a period of a few months, we hired 115 field based sales employees to create a commercial infrastructure in order to launch Savella along with our corporate partner, Forest Laboratories. We initially began with an 11 person sales force which launched the first two of our personalized medicine services in October 2008 and hired the remainder of our current sales field personnel by January 2009. Our launch of Savella at the beginning of May 2009 is a result of us exercising our co-promotion right which allows us to co-promote Savella under our agreement with Forest Laboratories and be paid by Forest Laboratories for the Savella portion of the sales details. While Savella was approved by the FDA on January 14, 2009, we did not and Forest Laboratories did not commence product promotion until May 2009. The delay in launching Savella delayed our ability to generate royalty revenues under our collaboration with Forest Laboratories and prevented us from being reimbursed for the portion of our sales force calls that would have been devoted to the promotion of Savella, which caused the net cost of our sales force to be a larger portion of our expenses for the year 2009.
          The co-promotion right is subject to our maintaining our own sales capabilities, which includes our sales force. In the event we are unable to maintain our sales force, we would lose our co-promotion right with respect to Savella. In addition, although we now have the number of required sales personnel, the performance of our sales personnel as measured by actual sales may be disappointing. Many of our competitors have significantly greater experience than we do in selling, marketing and distributing products and services, and we may not be able to compete successfully with them with the sales force we have developed. Even though we intend to offer integrated personalized medicine services and therapeutic products through the same sales organization, this may not facilitate greater physician access or improve the quality of the sales call, and it may not help establish us as a leader targeting these specific specialists. In addition, because our initial personalized medicine services are targeted only to rheumatologists, the potential synergies from offering personalized medicine services and therapeutic products together exist in only a small portion of our Savella sales calls at this time.
          In the event that our agreement with Forest Laboratories is terminated, or, with respect to any other product we may develop which is not covered by our collaboration with Forest Laboratories, such product is not sold to the specialists that we are currently calling upon, we may have to obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force, or build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms or to establish sales, marketing and distribution capabilities of our own. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful.

* We may encounter challenges in our personalized medicine services.
          We launched the first two of our personalized medicine services in October 2008. These services were acquired in March 2008, when we acquired Proprius, a formerly private San Diego-based personalized medicine services and specialty pharmaceutical company. We have limited experience in the personalized medicine services space. The launch of our personalized medicine services has exposed us to potential operational and financial risks, including:
•	we may be unable to drive awareness of, and to establish the clinical need for, these personalized medicine services, and therefore may be unable to successfully commercialize these products and services;

•	higher development or commercialization costs than we anticipate for the personalized medicine services;

•	challenges with running a service business;

•	higher than expected licensing and integration costs; and

•	exposure to liabilities of licensed and acquired intellectual property, compounds, products and services.
          In addition, the launch of our personalized medicine services has exposed us to significant impairment charges related to goodwill, and we incurred a $1.1 million non-cash goodwill impairment charge related to our personalized medicine services business in the fourth quarter of 2009. We will continue to devote significant resources to our personalized medicine services business and we may fail to realize the anticipated benefit of this strategic transaction with Proprius and further, may decide to terminate our personalized medicine services.
* If third-party payers, including managed care organizations and Medicare, do not provide reimbursement for Avise PG or Avise MCV, their commercial success could be compromised.
          We began marketing our personalized medicine services in October 2008 and the cycle time for payment is long and, further, we might not ever receive payment for some of the services provided. We have only received payment for a small number of the tests that have been performed, and the value of the cash collected has been significantly less than the gross value of the testing services performed. Further, physicians and patients may decide not to order our tests unless third-party payers, such as managed care organizations as well as government payers such as Medicare and Medicaid, establish coverage policies for the tests or pay a substantial portion of the test price. Reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that tests using our technologies are:
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
          Since each payer makes its own decision as to whether to establish a policy to reimburse our test, seeking these approvals is a time-consuming and costly process. We do not yet have any private third-party payer reimbursement agreements.
          Insurers, including managed care organizations as well as government payers such as Medicare, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, the U.S. Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement for Medicare services may be implemented from time to time. Reductions in the reimbursement rates of other third-party payers have occurred and may occur in the future. These measures have resulted in reduced prices and decreased test utilization for the clinical laboratory industry. If we are unable to obtain reimbursement approval from private payers and Medicare and Medicaid programs for our Avise PG and Avise MCV tests, or if the amount reimbursed is inadequate, our ability to generate revenues from these tests could be limited. Even if we are being reimbursed, insurers may withdraw their coverage policies or cancel their contracts with us at any time or stop paying for our test, which would reduce our revenue.
* We have recently substantially increased the size of our organization and may need to continue to increase the size of our organization, and we may experience difficulties in managing growth.
          In a period of a few months in late 2008, we hired 115 field based sales employees and management to create a commercial infrastructure in order to launch Savella along with our corporate partner, Forest Laboratories, which contributed to an increase in our full-time employees from 37 as of September 30, 2008 to 145 as of March 31, 2010. We may need to continue to expand our managerial, operational and other resources in order to grow, manage and fund our existing business, including the development activities relating to our personalized medicine services, and in order to perform under our co-promotion arrangement for Savella we will need to manage activities relating to the commercialization of Savella. Our management and personnel, systems and facilities currently in place may not be adequate to support this recent and future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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
          Pursuant to the terms of our license and collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of Savella, for all indications in the United States. Forest Laboratories exercised its option to extend the territory to include

Canada. Forest Laboratories is responsible for funding the further development of Savella, including further clinical trials and further regulatory approval. With the FDA approval of Savella, Forest Laboratories has primary responsibility for the marketing and sale of the approved product and will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the further development and marketing of Savella. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to achieve market acceptance of Savella for the management of FM.
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
          In order to rely on a third party to perform our personalized medicine testing services, we could only use another facility with established state licensure and accreditation under Clinical Laboratory Improvement Amendments (“CLIA”). We may not be able to find another CLIA-certified facility and comply with applicable procedures, or find any such laboratory that would be willing to perform the tests for us on commercially reasonable terms. Additionally, any new laboratory opened by us would be subject to certification under CLIA and licensure by various states, which would take a significant amount of time and result in delays in our ability to continue our personalized medicine services operations.
Failure to timely or accurately bill for our personalized medicine services could have a material adverse effect on our personalized medicine services net revenues and bad debt expense.
          Billing for personalized medicine testing can be extremely complicated and we have very limited experience performing such billing. Depending on the billing arrangement and applicable law, we must bill various payers, such as insurance companies, Medicare, Medicaid, physicians, hospitals, employer groups and patients, all of which have different billing requirements. Additionally, compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further complexity to the billing process. Changes in laws and regulations could negatively impact our ability to bill our clients or increase our costs. The Centers for Medicare and Medicaid Services (“CMS”) also establishes procedures and continuously evaluates and implements changes to the reimbursement process for billing government programs.
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
          With respect to our personalized medicine services, we bill on a fee-for-service basis. Billing for personalized medicine services is a complex process and we bill many different payers such as insurance companies, governmental payer programs and patients, each of which has different billing requirements. We have very limited experience in the collection of accounts receivable and we face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third-party payers, such as Medicare, Medicaid and other governmental payer programs, hospitals, private insurance plans and managed care organizations. In addition, as a result of the current economic climate, we may face increased risks in our collection efforts, which could adversely affect our business. Also, large write-offs of doubtful accounts (particularly in response to a recent increase in personal bankruptcies), delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payers could adversely affect our business, results of operations and financial condition. Our experience to date has been that our collection cycles continue to be prolonged, with the amount of cash collected significantly less than the gross value of testing services performed.
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
          Pursuant to our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the active pharmaceutical ingredient in Savella. Neither we nor Forest Laboratories have facilities for the manufacture of the active pharmaceutical ingredient in Savella. Currently, Pierre Fabre manufactures milnacipran in its facility in Gaillac, France. Pierre Fabre is the only worldwide supplier of milnacipran, which is currently approved for sale for a non-pain indication outside the United States. Pierre Fabre’s facility has been initially inspected by the FDA for compliance with current good manufacturing practices (“cGMP”) requirements and after this initial inspection, may be inspected from time to time. In addition, Pierre Fabre has qualified an additional manufacturing facility, and the second manufacturing site that has been identified by Pierre Fabre is also subject to inspection by the FDA for compliance with cGMP. In the event an inspection results in written deficiencies, it may result in a disruption or termination of the supply to Forest Laboratories of milnacipran. We do not have control over Pierre Fabre’s or its sublicensee’s compliance with cGMP requirements. If Pierre Fabre fails to timely and economically supply us sufficient quantities for commercial sale of Savella, our product sales and market acceptance of Savella could be adversely affected.
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
          Under our agreements with Pierre Fabre and Forest Laboratories, Forest Laboratories has agreed to pay Pierre Fabre and us a royalty, in the event that Forest Laboratories sells a product other than milnacipran for FM for a specified period of time, which shall not be less than three years. We are, in turn, obligated to pay a portion of the royalty we receive from Forest Laboratories to Pierre Fabre. In addition, each of us is subject to limitations related to each party’s development of any serotonin norephinephrine reuptake inhibitor (“SNRI”) products other than milnacipran. These limitations include: (i) a prohibition on developing an SNRI product for specified indications for which milnacipran is being developed; and (ii) a prohibition on developing an SNRI product for any indication for a specified time period, and after such specified time period, a requirement that if one of the parties launches and sells an SNRI product that is prescribed off-label for any indication for which milnacipran is being developed, the selling party must reimburse the other parties for lost sales due to the off-label use.
* Provisions in our collaboration agreement with Forest Laboratories and our license agreement with Pierre Fabre may prevent or delay a change in control.
          We lose our decision-making authority with respect to the development of Savella if we engage in a merger, consolidation or sale of all or substantially all of our assets, or if another person or entity acquires at least 50% of our voting capital stock. In addition, in the event that we have a change of control that is not approved by our Board or in the event the surviving entity has an FM product and does not divest such product within 12 months, Forest Laboratories may elect to terminate our co-promotion rights for Savella or any other product developed under the collaboration agreement. Our license agreement with Pierre Fabre provides that Pierre Fabre may elect to terminate the agreement upon a change in control transaction in which a third party acquirer of us controls an SNRI product, and the acquirer does not take certain actions (e.g., divestiture of such SNRI product) within a specified time period to cure the breach of certain restrictions in the agreement that results from such SNRI product. These provisions may have the effect of delaying or preventing a change in control or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring us.
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
          It is possible that we will never be able to realize material cash inflows from sales of our personalized medicine services. Further, if we are unable to realize significant revenues in the sale of any of our current personalized medicine services or if we and Forest Laboratories are unable to achieve significant sales of Savella, we will be unable to generate sufficient revenues (including revenues from royalties), may be unsuccessful in raising additional capital and may cease our operations.
Our failure to comply with the HIPAA security and privacy regulations and other state regulations may increase our operational costs.
          The Health Insurance Portability and Accountability Act (“HIPAA”) privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of personal health information (“PHI”) by health plans and healthcare providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:
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
          We also plan to continue conducting clinical trials on humans using milnacipran and from time to time, and to conduct clinical trials on humans in POC stage development candidates, and the use of milnacipran and these other development candidates may result in adverse effects. Although we are aware that there are side effects associated with milnacipran and other potential development candidates, we will never be able to predict all possible harm or side effects that may result from the treatment of patients with milnacipran or any of our future product candidates, and the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities. We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.
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
          Further, in September 2006, the FDA published a draft guidance document that described certain laboratory-developed tests that the FDA intends to regulate as in vitro diagnostic test systems (i.e., as medical devices). The FDA calls this category of laboratory-developed tests “In Vitro Diagnostic Multivariate Index Assays” (“IVDMIAs”). The FDA issued a revised draft guidance pertaining to IVDMIAs in July 2007. In the revised guidance, the FDA defines an IVDMIA as a device that combines the values of multiple variables using an interpretation function to yield a single, patient-specific result that is intended for use in the diagnosis of a disease or other condition, or in the cure, mitigation, treatment, or prevention of disease, and that provides a result that cannot be independently derived or verified by the end user and whose derivation is non-transparent. The IVDMIA draft guidance, if adopted as published, would extend FDA oversight over laboratories that offer laboratory-developed tests which meet this definition. It is possible that Avise MCV and Avise PG will be subject to the proposed FDA regulatory guidance and even if not covered by the IVDMIA draft, that new legislation will extend FDA oversight to our laboratory-developed tests.
* We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for any of our other future product candidates.
          As of March 31, 2010, we had only 145 full-time employees. Although we have more employees than we have had historically, 110 of these employees are devoted to our sales organization, and therefore, as we have in the past, we expect to continue to rely on third parties to conduct all of our clinical trials. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize any of our future product candidates.
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
          With respect to our pharmaceutical product for the management of FM, Savella (milnacipran HC1), in June 2007, the FDA approved Pfizer Inc.’s drug pregabalin (Lyrica®) for the management of FM and in June 2008 approved Eli Lilly and Company’s duloxetine (Cymbalta®) for the management of FM. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to Savella. Tricyclic antidepressants (“TCAs”), which are available as inexpensive generic formulations, are also used to treat FM and are less expensive than Savella, as are other generic antidepressants and pain products commonly used to treat FM. Pfizer Inc.’s drug pregabalin (Lyrica®) and Eli Lilly and Company’s duloxetine (Cymbalta®) are competitive with Savella and these products and any other future products will affect Savella’s sales and may cause sales to be lower than anticipated, as can the numerous generic antidepressants and pain products commonly used off-label to treat FM.
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
          With respect to our personalized medicine services, we compete with large, national laboratories including Quest Diagnostics Incorporated and Laboratory Corporation of America Holdings, and also compete with regional and esoteric laboratories. The larger competitors have substantially greater financial and human resources, existing access to the medical community, as well as a much larger infrastructure than we do. Other companies may develop personalized medicine services that are more sensitive, specific, easy to use, or cost-effective than our personalized medicine services, and we may therefore be unable to compete with them in the marketplace.
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
* We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to our products or services or product candidates, could hinder or prevent the commercial success of our products, services or product candidates.
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

          Market acceptance of our personalized medicine services and the majority of our anticipated sales from these services will likely depend, in large part, on the availability of adequate payment or reimbursement from insurance plans, including government plans such as Medicare, managed care organizations, private insurance plans and other third-party payers. Reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that a service is not experimental or investigational, and that it is medically necessary, appropriate for a specific patient or diagnosis, cost effective or supported by peer-reviewed publications. Because each third-party payer individually approves payment or reimbursement, obtaining these approvals can be a time-consuming and costly process that requires us to provide scientific and clinical support for the use of each of these services to each third-party payer separately with no assurance that approval will be obtained. We do not yet have any private third-party payer reimbursement agreements. This individualized process or any action by the government negatively affecting payment for or reimbursement of our services can delay the market acceptance of new services and may have a negative effect on our revenues and operating results.
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
          We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. As of March 31, 2010, we had only 145 full-time employees, 110 of which are sales field based and therefore, we rely heavily on each of our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the further development and commercialization of Savella, our personalized medicine services or any future product candidates. We expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business. Additionally, our employment agreement with our chief executive officer provides for “at will” employment, which means that he may terminate his services to us at any time.
* We have a history of operating losses and we may never be profitable.
          We have incurred substantial losses during our history. For the three months ended March 31, 2010 and the years ended December 31, 2009 and 2008, we incurred net losses of $4.6 million, $28.3 million and $18.2 million, respectively. As of March 31, 2010, we had an accumulated deficit of $201.0 million. We do not expect to be profitable in the near future, and our ability to become profitable will depend upon our and Forest Laboratories’ ability to further develop, market and commercialize Savella, and our ability to further develop, market and commercialize our personalized medicine services and any other products we may develop. We may not become profitable in the foreseeable future and may never achieve profitability.

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
          We will incur certain non-reimbursable expenses in connection with the sales of Savella, and will also incur costs in the development of additional personalized medicine services, such as our CB-CAP technology. We are also incurring expenses in connection with the evaluation of potential acquisitions or other strategic transactions and will incur additional expenses in the event we close any such transactions or enter into any co-promotion, in-licensing or collaboration agreements in connection with any such transactions, or invest in any POC studies. We may also be required to pay $3.0 million milestone payment in connection with our acquisition of Cellatope. We do not have any committed external sources of funding and although we expect to have revenues, it is likely our revenues will be less than we expect to spend in the year 2010 and that at some time in the future we will likely need to raise additional capital through the sale of equity or debt. The amount of capital we will require will depend upon many factors, including but not limited to, the amount we spend on our sales force that is not reimbursed by Forest Laboratories, how much is ultimately required to develop the products and personalized medicine services that are in development and the evaluation, pursuit and potential closing of any strategic transactions. If we are unable to raise capital when we need it, we may have to scale back or eliminate our sales force or some or all of our development of existing or future product candidates and personalized medicine services and discontinue the evaluation, pursuit or completion of any proposed acquisitions or strategic transactions, and we may be unable to realize the expected benefits of any completed acquisitions or strategic transactions.
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
          As of March 31, 2010, we had $30.6 million in cash and cash equivalents and $106.7 million in short-term investments. We have historically invested these amounts in U.S. government securities, corporate debt securities, commercial paper, certificates of deposit and money market funds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. During the three months ended March 31, 2010, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
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
          The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2007 through December 31, 2009, the low and high sales prices for our common stock ranged from $4.90 to $18.20. For the three months ended March 31, 2010, our low and high sales prices were $4.72 and $6.22, respectively. As of March 31, 2010, the last reported sale price of our common stock was $4.89. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. We expect our stock price to be volatile in the near future. The following factors, among other risk factors, may have a significant effect on the market price of our common stock:
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
          As of March 31, 2010, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 60% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.
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
          Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and by The NASDAQ Stock Market LLC, have resulted and we expect will continue to result in significant costs to us. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of internal control over financial reporting has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant financial resources and management time related to compliance activities. Additionally, these laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our ability to operate our business and investors’ view of us.
          As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404 related to internal controls, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will increase our costs and will continue to require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our ability to raise financing and operate our business as well as our stock price.
Risks related to our intellectual property
* We rely primarily on method of use patents to protect our proprietary technology for the sales of Savella, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.
          Our ability to realize the full sales potential for Savella (milnacipran HCl), our only therapeutic product, may decrease or be eliminated if we are not able to protect our proprietary technology. The composition of matter patent for milnacipran (U.S. Patent 4,478,836) expired in June 2002, and a method of synthesis patent (U.S. Patent 5,034,041) expired in December 2009. Accordingly, we rely on the patent for the method of use of milnacipran to treat FM (U.S. patent 6,602,911), pain (U.S. Patent 6,992,110) and the method of use of milnacipran to treat symptoms of chronic fatigue syndrome (U.S. Patent 6,635,675) issued to us, to protect our proprietary technology with respect to the development of milnacipran. The method of use patent directly relevant to our current milnacipran product candidate is the U.S. patent 6,602,911; the other two method of use patents may have future applicability. We have also filed additional patent applications related to milnacipran and to the use of milnacipran for FM (and other related pain syndromes and disorders), although no patents have issued on these patent applications. Because there is no patent protection for the composition of matter of milnacipran, other companies may be able to sell milnacipran in competition with us and Forest Laboratories for indications for which we do not have use patent protection unless we and Forest Laboratories are able to obtain additional protection through milnacipran-related patents or additional use patents that may issue from our pending patent applications or from regulatory exclusivity. It may be more difficult to establish infringement of methods of synthesis, formulation or use patents as compared to a patent on a compound. If we or Forest Laboratories are not able to obtain and enforce these patents, a competitor could use milnacipran for a treatment or use not covered by any of our patents.
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
          The validity of a United States patent depends, in part, on the novelty of the invention it discloses. The pharmaceutical industry is characterized by constant investment in new drug discovery and development, and this results in a steady stream of publications regarding the product of this investment, any of which would act to defeat the novelty of later-discovered inventions. Issued United States patents enjoy a presumption of validity that can only be overcome by clear and convincing evidence. However, patents are nonetheless subject to challenge and can be invalidated if a court determines, retrospectively, that despite the action of the U.S. Patent and Trademark Office in issuing the patent, the corresponding patent application did not meet the statutory requirements. If a competitor or other third party were to successfully challenge our patents, and claims in these patents are narrowed or invalidated, our ability to protect the related product from competition would be compromised.
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
          The patent positions of pharmaceutical and biotechnology and personalized medicine services companies can be highly uncertain and involve complex legal and factual questions. The U.S. Patent and Trademark Office’s standards are uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable
Item 3 — Defaults Upon Senior Securities
          Not applicable
Item 5 — Other Information
          Not applicable
Item 6 — Exhibits
3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation. (2)

3.3	Fourth Amended and Restated By-Laws. (3)

4.1	Form of Stock Certificate. (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a — 14(b) or Rule 15d — 14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix C of our Definitive Proxy Statement filed with the SEC on August 11, 2003

(2)	Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 9, 2009.

(3)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 6, 2009.

(4)	Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Cypress Bioscience, Inc.
Date: May 10, 2010	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the
Board (Principal Executive Officer)

Date: May 10, 2010	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer, Chief Operating
Officer and Executive Vice President (Principal Financial Officer)