Form 10-Q
period 2010-06-30
CYPRESS BIOSCIENCE INC
filed 2010-08-09
CIK 716054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010, or

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

     Indicate by check (✓) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check (✓) whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check (✓) whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At August 5, 2010, 38,588,190 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CYPRESS BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$8,314,738	$38,617,954
Restricted cash	30,000,000	—
Short-term investments	97,202,605	103,055,417
Receivable from Forest Laboratories	6,985,324	5,611,476
Prepaid expenses and other current assets	943,444	4,792,134

Total current assets	143,446,111	152,076,981

Property and equipment, net	1,114,761	1,273,026
Goodwill	21,928,598	21,928,598
Restricted cash	487,111	487,111
Other assets	283,994	298,994

Total assets	$167,260,575	$176,064,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$746,642	$1,172,916
Accrued compensation	1,127,823	4,640,265
Accrued liabilities	454,304	221,487
Payable to Forest Laboratories	—	336,313
Current portion of deferred revenue	5,202,056	5,202,056

Total current liabilities	7,530,825	11,573,037

Deferred rent	20,423	20,423
Deferred revenue, net of current portion	20,799,108	23,400,136
Other liabilities	487,111	487,111

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 90,000,000 shares of common stock authorized; 38,588,190 and 38,375,206 shares issued and outstanding at June 30, 2010 (unaudited) and December 31, 2009, respectively	38,588	38,375
Additional paid-in capital	341,109,501	336,825,601
Accumulated other comprehensive income	85,548	171,017
Accumulated deficit	(202,810,529)	(196,450,990)

Total stockholders’ equity	138,423,108	140,584,003

Total liabilities and stockholders’ equity	$167,260,575	$176,064,710

See accompanying notes to consolidated financial statements.
Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Revenues under collaborative agreement	$842,845	$930,350	$1,693,951	$8,323,247
Commercial revenues	8,100,900	4,819,024	15,173,600	5,281,684
Revenues from personalized medicine services	177,318	56,062	373,031	58,899

Total revenues	9,121,063	5,805,436	17,240,582	13,663,830

Operating expenses:
Cost of personalized medicine services	520,029	498,803	1,089,126	858,195
Research and development	1,178,554	2,048,667	2,156,413	9,286,059
Selling, general and administrative	9,347,055	12,356,877	20,677,228	22,414,128

Total operating expenses	11,045,638	14,904,347	23,922,767	32,558,382

Loss from operations	(1,924,575)	(9,098,911)	(6,682,185)	(18,894,552)

Interest income	132,858	490,008	322,646	1,125,145

Net loss	$(1,791,717)	$(8,608,903)	$(6,359,539)	$(17,769,407)

Net loss per share – basic and diluted	$(0.05)	$(0.23)	$(0.17)	$(0.47)

Shares used in computing net loss per share –basic and diluted	38,377,546	38,059,838	38,376,383	38,021,042

See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net loss	$(6,359,539)	$(17,769,407)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	287,832	223,574
Amortization of premium/discount on short-term investments	607,835	265,909
Share-based compensation for stock and options issued to employees	4,284,113	4,525,946
Non-cash portion of asset acquisition	—	487,109
Changes in operating assets and liabilities	(4,168,398)	19,012,401

Net cash (used in) provided by operating activities	(5,348,157)	6,745,532

Investing Activities
Purchases of short-term investments	(52,519,545)	(56,981,170)
Proceeds from sale of short-term investments	57,679,053	61,756,450
Deposit of restricted cash	(30,000,000)	(487,109)
Purchases of property and equipment	(114,567)	(442,444)

Net cash (used in) provided by investing activities	(24,955,059)	3,845,727

Financing Activities
Proceeds from exercise of stock options	—	399,735

Net cash provided by financing activities	—	399,735

(Decrease) increase in cash and cash equivalents	(30,303,216)	10,990,994
Cash and cash equivalents at beginning of period	38,617,954	52,490,414

Cash and cash equivalents at end of period	$8,314,738	$63,481,408

See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     We are a pharmaceutical company dedicated to the development of innovative drugs targeting large unmet medical needs for patients suffering from a variety of disorders of the central nervous system (“CNS”). Our only marketed product is Savella. Development-stage assets include CYP-1020 for cognitive impairment in schizophrenia, as well as AVISE-SLESM, a lupus diagnostic testing service, for which development is ongoing. AVISE-SLESM is included in our personalized medicine services business, which we intend to sell or cease operating by the end of the third quarter of 2010.
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
     Further, in connection with the preparation of the condensed consolidated financial statements and in accordance with the applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, we evaluated all events or transactions that occurred after the balance sheet date of June 30, 2010 and have determined that no material subsequent events requiring recognition or disclosure in our financial statements occurred during this time period other than as disclosed in Note 14.
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
     In January 2010, the FASB issued updated authoritative guidance related to fair value measurements which requires certain new disclosures including the following: 1) amounts transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, which is effective for interim and annual periods beginning after December 15, 2009; and 2) activities in Level 3 fair value measurements including purchases, sales, issuances and settlements, which is effective for annual periods beginning after December 15, 2010. During the six months ended June 30, 2010, we adopted accounting guidance requiring additional disclosure of the fair value of financial instruments for interim and annual reporting periods. The adoption did not have a material impact on the condensed consolidated financial statements. See Note 11, Fair Value Disclosures.
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
     At June 30, 2010 and December 31, 2009, short-term investments consisted of the following:

	June 30, 2010
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$87,997,614	$46,184	$(9,998)	$88,033,800
Corporate debt securities	9,119,443	49,362	—	9,168,805

	$97,117,057	$95,546	$(9,998)	$97,202,605

	December 31, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$93,037,626	$159,185	$(28,944)	$93,167,867
Corporate debt securities	9,846,774	45,410	(4,634)	9,887,550

	$102,884,400	$204,595	$(33,578)	$103,055,417

     Contractual maturities for short-term investments at June 30, 2010 were as follows:

Fair Value
Due within 1 year	$76,563,004
After 1 year but within 2 years	20,639,601

Total	$97,202,605

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
     Commercial revenues include royalties on product sales of Savella, revenue from the New Drug Application (“NDA”) approval milestone, sales-based milestones, and reimbursement for co-promotion of Savella. Royalty revenue is recognized based on royalties reported by Forest Laboratories, Inc. (“Forest Laboratories”) during the quarter with such payment due within 45 days after quarter end. The royalty rate as stated in the agreement with Forest Laboratories is subject to prospective adjustment based on Forest Laboratories’ total payment obligations to us and Pierre Fabre Medicament (“Pierre Fabre”); however, the royalty rate cannot be reduced below the stipulated floor. Revenue from the NDA approval milestone achieved in January 2009, net of sublicense fees, is being recognized ratably over the period of 13 years from the date the milestone was achieved, which corresponds with the obligation period (which is equivalent to the patent life). As we have an obligation to reimburse Forest Laboratories for a portion of the cost for samples of Savella, this milestone was not considered substantive and therefore, we determined that the consideration received from Forest Laboratories was inseparable from the on-going obligation. We regularly review the period of time that we expect to be satisfying these obligations, and if there are changes in facts and circumstances, we reassess the period of time that revenue is being recognized and adjust the period accordingly. Revenue related to sales-based milestones, net of sublicense fees, is recognized upon the achievement of the specified milestones, where such milestones are substantive, were not readily assured at the inception of the agreement and are non-refundable. Co-promotion reimbursement revenue is recognized in the period in which the detailing calls (measured on a per physician call basis) are performed using an estimated reimbursement rate based on historical cost information provided to us by Forest Laboratories. We recognize this revenue as services have been rendered, the reimbursement rate is determinable and collectability is reasonably assured. The corresponding costs associated with the co-promotion reimbursement are included as a component of selling, general and administrative expense on the Condensed Consolidated Statement of Operations.
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
6. Research and Development Expenses
     Research and development expenses consist primarily of salaries and related personnel expenses for our research and development personnel, fees paid to external service providers to conduct clinical trials, patient enrollment costs, fees and milestone payments under our license, collaboration and development agreements, validation activities for our personalized medicine services and costs for facilities (including our laboratory), supplies, materials and equipment. All such costs are charged to research and development expenses as incurred. Clinical trial costs are a significant component of our research and development expenses and include costs associated with third-party contractors. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted during the period in which they become known. There were no material adjustments for the three and six months ended June 30, 2010 and 2009 for a change in clinical trial cost estimates.
7. Net Loss Per Share
     Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options, restricted stock units and warrants is reflected in diluted net loss per share by application of the treasury stock method. We have excluded all outstanding stock options, restricted stock units and warrants from the calculation of diluted loss per share for the three and six months ended June 30, 2010 and 2009 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 81,343 and 654,550 for the three months ended June 30, 2010 and 2009, respectively, and 134,327 and 709,755 for the six months ended June 30, 2010 and 2009, respectively.
     On January 4, 2010, we granted 100,000 restricted stock units to our chief executive officer. The restricted stock units vest in full after three years subject to our chief executive officer’s continuous service through such date. Such securities were not included in the computation of basic earnings per share for the three and six months ended June 30, 2010 as the effect would be antidilutive.
8. Comprehensive Loss
     The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(1,791,717)	$(8,608,903)	$(6,359,539)	$(17,769,407)
Unrealized gain (loss) on short-term investments	49,268	130,730	(85,469)	(148,867)

Comprehensive loss	$(1,742,449)	$(8,478,173)	$(6,445,008)	$(17,918,274)

9. Stock-Based Compensation
     Total stock-based compensation expense, which relates to stock options granted to employees and non-employee directors and restricted stock awards recognized for the three and six months ended June 30, 2010 and 2009, was comprised as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of personalized medicine services	$44,688	$37,305	$95,910	$74,101
Research and development expenses	286,395	340,223	198,817	697,388
Selling, general and administrative expenses	1,286,895	1,341,657	3,501,653	3,074,456

	$1,617,978	$1,719,185	$3,796,380	$3,845,945

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
     As of June 30, 2010, we had $9.2 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.2 years.
     As of June 30, 2010, we had $0.5 million of unamortized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted average vesting period of 2.5 years.

10. Licensing Transaction
BioLineRx License Agreement
     In June 2010, we entered into a license agreement with BioLineRx Ltd. (“BioLineRx”) whereby we acquired an exclusive North American license for the development and commercialization of BioLineRx’s novel antipsychotic for the treatment of schizophrenia (CYP-1020). The terms of the agreement included an upfront payment of $30.0 million, with potential clinical and regulatory milestones of up to $160.0 million through to approval in the United States (the majority of which are related to improvement in cognition), potential commercial milestones of $85.0 million, and a potential additional $90.0 million associated with approval for additional indications in the United States or for approval in other countries in North America. In addition, we will fund all continuing development activities of CYP-1020 and are obligated to pay BioLineRx a royalty based on net sales.
     The effectiveness of the license agreement is subject to the consent of the Office of Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel (“OCS”), and OCS may condition providing its consent on the parties’ agreeing to modifications to the license agreement. We and BioLineRx have agreed to work together to attempt to secure OCS approval on terms that minimize financial and non-financial obligations on the parties that may be imposed as a condition to receipt of the OCS consent. We are not required to agree to any modifications to the license agreement that would have, or would be likely to have, a material adverse impact on our rights and obligations under the license agreement. As a result of the requirement for OCS consent, the upfront payment in the amount of $30.0 million has been placed into an escrow account pending receipt of a satisfactory OCS consent and effectiveness of the license agreement and accordingly, has been classified as restricted cash.
     The term of the agreement generally extends until the cessation of all commercialization activities for the product in North America. The term during which we are obligated to pay BioLineRx royalties for the product generally expires on a country by country basis upon the expiration of the later of (i) the expiration of the last-to-expire valid claim of a licensed patent covering the use, import, manufacture or commercialization of the product in such country, (ii) the expiration of regulatory exclusivity covering the product in such country, and (iii) the date on which sales of generic forms of the product in such country are a specified percentage of the aggregate sales of both product and such generic forms in such country.
11. Fair Value Disclosures
     The following table presents information about our financial assets measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify U. S. government and agency debt and corporate debt securities as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At June 30, 2010, we did not hold any Level 3-classified financial assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements at June 30, 2010
		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets	Observable Inputs	Unobservable
Description	June 30, 2010	(Level 1)	(Level 2)	Inputs (Level 3)
Financial instruments owned:
Money market funds	$8,251,104	$8,251,104	$—	$—
U.S. government and agency debt	88,033,800	—	88,033,800	—
Corporate debt securities	9,168,805	—	9,168,805	—

Total financial instruments owned	$105,453,709	$8,251,104	$97,202,605	$—

12. Segment Information
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
     The following table reports net revenues, cost of personalized medicine services and research and development expenses for our reportable segments for the three and six months ended June 30, 2010 and 2009:

	Therapeutic	Personalized
	Products	Medicine Services	Total
Three months ended June 30, 2010:
Revenues	$8,943,745	$177,318	$9,121,063
Cost of personalized medicine services	—	520,029	520,029
Research and development	941,873	236,681	1,178,554

Segment operating income (loss)	8,001,872	(579,392)	7,422,480

Operating expenses:
Selling, general and administrative			9,347,055

Loss from operations			$(1,924,575)

Three months ended June 30, 2009:
Revenues	$5,749,374	$56,062	$5,805,436
Cost of personalized medicine services	—	498,803	498,803
Research and development	1,627,383	421,284	2,048,667

Segment operating income (loss)	4,121,991	(864,025)	3,257,966

Operating expenses:
Selling, general and administrative			12,356,877

Loss from operations			$(9,098,911)

	Therapeutic	Personalized
	Products	Medicine Services	Total
Six months ended June 30, 2010:
Revenues	$16,867,551	$373,031	$17,240,582
Cost of personalized medicine services	—	1,089,126	1,089,126
Research and development	1,667,740	488,673	2,156,413

Segment operating income (loss)	15,199,811	(1,204,768)	13,995,043

Operating expenses:
Selling, general and administrative			20,677,228

Loss from operations			$(6,682,185)

Six months ended June 30, 2009:
Revenues	$13,604,931	$58,899	$13,663,830
Cost of personalized medicine services	—	858,195	858,195
Research and development	6,738,901	2,547,158	9,286,059

Segment operating income (loss)	6,866,030	(3,346,454)	3,519,576

Operating expenses:
Selling, general and administrative			22,414,128

Loss from operations			$(18,894,552)

     The following table reports assets that are identifiable to our therapeutic products and personalized medicine services segments as of June 30, 2010 and December 31, 2009:

	Therapeutic	Personalized	Corporate and
	Products	Medicine Services	Unallocated	Total
As of June 30, 2010
Receivable from Forest Laboratories	$6,985,324	$—	$—	$6,985,324
Prepaid expenses and other current assets	—	7,242	936,202	943,444
Property and equipment, net	—	463,273	651,488	1,114,761
Goodwill(1)	—	—	21,928,598	21,928,598
Other assets	—	263,994	20,000	283,994

As of December 31, 2009:
Receivable from Forest Laboratories	$5,611,476	$—	$—	$5,611,476
Prepaid expenses and other current assets	—	7,242	4,784,892	4,792,134
Property and equipment, net	—	471,602	801,424	1,273,026
Goodwill(1)	—	—	21,928,598	21,928,598
Other assets	—	278,994	20,000	298,994
(1)  Goodwill relates entirely to the therapeutic products reporting unit.

13. Commitments and Contingencies
     Under our 2010 Bonus Plan, executive officers and certain employees are eligible for bonuses ranging from 0% to 150% of their annual salary based on meeting the objectives as stipulated in the plan. The total annual target bonus could range from $0 to $1.7 million. As of June 30, 2010, we have not accrued for a bonus under the 2010 Bonus Plan as the achievement of such bonuses is uncertain and the amount cannot be reasonably estimated. Any bonuses earned under the 2010 Bonus Plan would be paid in 2011.
14. Subsequent Events
Reduction in Force
     On August 4, 2010, we announced staff reductions affecting 123 of our employees as part of our agreement with Forest Laboratories to discontinue our rights to co-promote Savella and our decision to discontinue or sell our personalized medicine services business. As a result, during the third quarter of 2010, we communicated to affected employees a plan of organizational restructuring through involuntary terminations. We expect to incur restructuring-related charges of approximately $4.0 million to $4.5 million during 2010 in connection with our workforce reduction. We will retain all other rights under our agreement with Forest Laboratories including our royalty on Savella sales. Additionally, Forest Laboratories has agreed to pay us a one-time fee of $2.0 million to help facilitate with this transition. Further, in connection with our reduction in force, we announced that we will either discontinue or sell our personalized medicine services business by the end of the third quarter of 2010.
Unsolicited Takeover Offer
     On July 19, 2010, we received an unsolicited proposal from Ramius LLC (“Ramius”) to acquire the Company for $4.00 per share in cash. Our Board of Directors reviewed the Ramius proposal with our financial and legal advisors, and on August 5, 2010, we wrote to Ramius advising them that our Board of Directors had unanimously concluded that the Ramius proposal grossly undervalues our current business and future prospects and consequently is not in the best interest of our stockholders.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including, in particular, statements about our plans, strategies and prospects. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” “should,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-Q. Factors that could cause or contribute to differences include, but are not specifically limited to, our shift in strategy to focus on research and development in the area of the central nervous system, the risks that CYP-1020 may not demonstrate adequate safety and/or efficacy in later clinical trials to continue with its development, may not have adequate intellectual property right protection to support its continued development in our territory, may be unable to obtain FDA or similar regulatory approval as a drug candidate for any of many reasons relating to the regulatory approval process, or may address a commercial market that is smaller than currently anticipated by us and that does not support its continued development, or that we may otherwise fail to successfully develop and commercialize CYP-1020 in our territory, the risks that our restructuring-related charges may be greater than expected or require more cash than expected and that our anticipated reduction in operating costs from the restructuring may be less than expected, our corporate partner’s ability to sell Savella, our ability to acquire or in-license and develop any compounds or products to treat any other indications that we may pursue in the area of the central nervous system or otherwise engage in strategic acquisitions, in-licenses, collaborations or other transactions, our cash position and the period over which our existing cash is expected to be sufficient to fund our operations, as well as the other risks detailed in this Form 10-Q and in our other Securities and Exchange Commission (“SEC”) filings.
     We undertake no obligation to publicly release revisions in such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as required by securities and other applicable laws.
     We own or have rights to various copyrights, trademarks and service marks used in our business, including the following: Cypress Bioscience, Inc., Avise PG SM, Avise MCV SM and Avise SLE SM. SavellaTM is a trademark of Forest Laboratories, Inc. This report also includes other trademarks, service marks, and trade names of other companies.
Company Overview
     We have undergone a recent shift in strategy, returning to our historical focus on research and development in the area of the central nervous system, or CNS. Our current strategy is dedicated to the development of innovative drugs targeting large unmet medical needs for patients suffering from a variety of disorders of the CNS. Since 1999, we have received multiple FDA approvals, including Prosorba™, a medical device for rheumatoid arthritis, and Savella® (milnacipran HCl), for fibromyalgia. Development-stage assets include CYP-1020 for cognitive impairment in schizophrenia, as well as AVISE-SLESM, a lupus diagnostic testing service, for which development is ongoing. AVISE-SLESM is included in our personalized medicine services business, which we intend to sell or cease operating by the end of the third quarter of 2010. In connection with our new focus on research and development, on August 4, 2010, we announced that we had discontinued our rights under our agreement with Forest Laboratories to co-promote Savella. Forest agreed to pay us a one-time payment of $2.0 million to help facilitate with this transition. We will retain all other rights under our agreement with Forest including our 15% royalty on

Savella sales and may pursue the opportunity to re-activate the co-promotion right through discussions with Forest in the future. Forest has indicated that it will maintain promotional levels behind Savella. The winding down of the commercial organization decreases our cost structure and we estimate will result in a decrease in annual operating costs of approximately $10.0 million, which will allow us to focus on establishing our CNS pipeline.
     Research and Development Strategy
     CYP-1020
     In June 2010, we announced our first transaction in line with our renewed strategy of focusing on developing drugs targeting CNS by entering into an exclusive North American license for the development and commercialization of BioLineRx’s novel antipsychotic (CYP-1020), a promising potential treatment for schizophrenia due to its potential ability to improve cognitive function. The total upfront payment to BioLineRx was $30 million, with total potential clinical and regulatory milestones of up to $160 million through to approval in the United States (the majority of which are related to improvement in cognition), potential commercial milestones of $85 million, and a potential additional $90 million associated with approval for additional indications in the United States or for approval in other countries in North America. In addition, we will fund all continuing development activities of CYP-1020 and pay BioLineRx a royalty based on sales.
     Results of the phase 2b EAGLE (Effective Antipsychosis via GABA Level Enhancement) clinical study conducted by BioLineRx demonstrated that CYP-1020 at the 20-30mg dose range exhibited clinically relevant and statistically significant improvement on the cognition endpoint assessed using the Brief Assessment of Cognition in Schizophrenia (BACS) neuropsychological test battery. The 20-30mg dose range of CYP-1020 was superior to both the active comparator (risperidone) and placebo at endpoint on the BACS total score (p=0.027 for both), with positive trends in all subsets within the BACS. CYP-1020 was also effective as a treatment for the other symptoms of acute schizophrenia exacerbation, as measured by the Positive and Negative Symptom Scale (PANSS). The CYP-1020 high dose group (20-30mg/day) experienced a statistically significant reduction in the PANSS from baseline versus placebo (LS mean -23.6 vs. -14.4; p=0.002). The superiority of CYP-1020 (20-30mg/day) over placebo was also supported by additional secondary efficacy measures such as the clinical global impression of severity (CGI-S) and change (CGI-C). Additionally, the incidence of serious adverse events was low in the CYP-1020 (20-30mg/day) group (0%) compared to risperidone (3.3%) and placebo (6.5%), and recent results from an extension trial showed that patients receiving CYP-1020 (20-30mg/day) for six additional weeks maintained the improvements on the PANSS and CGI that had been observed after the initial six weeks of treatment and, more importantly, showed continuing improvement in cognitive function as assessed by the BACS. The 12-weeks of treatment were not associated with any increased toxicities.
     Savella
     In January 2009, we received approval from the U.S. Food and Drug Administration (“FDA”) to market Savella (milnacipran HCl) for the management of fibromyalgia (“FM”). Milnacipran HCl has been approved for a non-pain condition in over 50 countries, with commercial experience outside the U.S. since 1997. We obtained an exclusive license in the U.S. and Canada to milnacipran from Pierre Fabre Medicament (“Pierre Fabre”) in 2001. In January 2004, we entered into a collaboration agreement with Forest Laboratories, Inc. (“Forest Laboratories”), a leading marketer of CNS drugs with a strong franchise in the primary care and psychiatric markets. As part of this collaboration with Forest Laboratories, we sublicensed our rights to milnacipran to Forest Laboratories for the United States, with an option to extend the territory to include Canada, which was exercised in July 2007. As part of our agreements with both Forest Laboratories and Pierre Fabre, we have licensed any patents that may issue from our patent applications related to FM and milnacipran to Forest Laboratories and Pierre Fabre. Additional

information on our ongoing post approval clinical development program for Savella can be found at www.clinicaltrials.gov.
     Following the January 2009 FDA approval to market Savella for the management of FM, Savella was shipped to wholesalers and became available at pharmacies at the end of April 2009. Savella is a dual-reuptake inhibitor that preferentially blocks the reuptake of norepinephrine with higher potency than serotonin (in vitro). These two neurotransmitters are thought to play a central role in the symptoms for FM. We recently transitioned all obligations to promote Savella for FM to our corporate partner, Forest Laboratories. We receive a 15% royalty on total net sales of Savella.
     From time to time we have ongoing Proof of Concept (“POC”) stage therapeutic product opportunities in development. We are also actively continuing to evaluate various other potential strategic transactions for development stage and commercial product opportunities in the CNS area where we can leverage our technical, clinical and regulatory expertise, and are considering a variety of potential transaction structures.
     Prior Commercial Strategy
     On August 4, 2010, we announced that we had discontinued our rights under our agreement with Forest Laboratories to co-promote Savella for fibromyalgia. Forest agreed to pay us a one-time payment of $2.0 million to help facilitate with this transition. We will retain all other rights under our agreement with Forest including our royalty on Savella sales and may pursue the opportunity to re-activate the co-promotion right through discussions with Forest in the future. Forest has confirmed it will maintain promotional levels behind Savella.
     In an effort to further reduce our cost structure, we will also either discontinue or sell our personalized medicine services business by the end of the third quarter of 2010. We estimate that these actions will decrease our operating costs by approximately $10.0 million on an annualized basis. Operating results for the remainder of 2010 will be adversely affected by restructuring-related charges, which we currently estimate will be approximately $4.0 million to $4.5 million. Additionally, we announced that we will decrease our workforce by approximately 86% affecting 123 of our employees.
     Avise PG and Avise MCV, our two personalized medicine services, had been detailed to rheumatologists until recently. At this time, physician orders for our Avise personalized medicine services will continue to be performed; however, active marketing of these products has been discontinued with the elimination of sales operations. We are actively seeking a buyer for our personalized medicine services business.
     Our prior commercial strategy was based on the belief that offering integrated personalized medicine services and pharmaceutical products through the same sales organization would facilitate physician access and improve the quality of the sales call, as well as help establish us as a leader targeting these specific specialists. When we began promoting Savella in May 2009 with our 115 field based personnel, we called on the same rheumatologists that we began calling upon in October 2008 for our first two personalized medicine services. However, we were unable to achieve the synergies we had anticipated and the sales force and our personalized medicine services business each operated at a loss, and we recently determined to disband our sales force and to either sell or cease the operations of our personalized medicine services.
     In February 2009, we announced the closing of a transaction to acquire Cellatope Corporation’s (“Cellatope”) technology platform that uses cell-bound complement activation products (“CB-CAP” or “AVISE-SLE”) to diagnose and monitor debilitating autoimmune disorders, including systemic lupus erythematosus (“SLE/Lupus”). We acquired the CB-CAP technology in a transaction that included a $2.0 million cash payment to Cellatope for the diagnostic technology as well as an additional $3.0 million potential milestone payment associated with the commercial development of the SLE/Lupus monitoring application. We are continuing to develop AVISE-SLE. AVISE-SLE is included in our personalized medicine services business, which we intend to sell or cease operating by the end of the third quarter of 2010.
     In March 2008, we announced the closing of the acquisition of Proprius that included an upfront payment of approximately $37.5 million in cash. The Proprius acquisition also included $37.5 million in potential milestone related payments, which are no longer eligible for payment because we have officially terminated development of the early clinical-stage therapeutic candidates that we acquired in the acquisition of Proprius.
     We were incorporated in Delaware in 1981.
     Offer by Ramius
     On July 19, 2010, we received an unsolicited proposal from Ramius LLC to acquire the Company for $4.00 per share in cash. Our Board of Directors reviewed the Ramius proposal with our financial and legal advisors, and on August 5, 2010, we wrote to Ramius advising them that our Board of Directors had unanimously concluded that the Ramius proposal grossly undervalues our current business and future prospects and consequently is not in the best interest of our stockholders.
Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this quarterly report.
Comparison of Three Months Ended June 30, 2010 and 2009
Revenues Under Collaborative Agreements
     We recognized revenues under our collaborative agreement with Forest Laboratories of $0.8 million for the three months ended June 30, 2010 compared to $0.9 million for the three months ended June 30, 2009. The revenues under collaborative agreements recorded during the three months ended June 30, 2010 and 2009 consisted entirely of amounts earned or reimbursed to us pursuant to our license and collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of Savella. Such revenues included the recognition of the $25.0 million upfront payment received in January 2004 from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella. The amount of sponsored development reimbursements from Forest Laboratories and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella changes periodically and may be eliminated based on the level of development activity.
Commercial Revenues
     We recognized commercial revenues of $8.1 million for the three months ended June 30, 2010 compared to $4.8 million for the three months ended June 30, 2009.
     The following table summarizes the components of commercial revenues for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010	2009
Royalty revenue	$3,074,917	$1,441,353
Revenue from milestones	400,143	462,660
Co-promotion reimbursement	4,625,840	2,915,011

	$8,100,900	$4,819,024

     We recognized royalty revenue of $3.1 million for the three months ended June 30, 2010 based on net sales of Savella during the period as reported by Forest Laboratories compared to $1.4 million for the three months ended June 30, 2009. The increase in royalty revenue is due to increased sales during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as Savella was launched during May 2009 resulting in a full quarter of activity during the three months ended June 30, 2010.
     Revenue from milestones for the three months ended June 30, 2010 and 2009 consisted of the recognition of $0.5 million related to the $25.0 million milestone payment, net of the $1.25 million sublicense payment to Pierre Fabre, received in January 2009 upon NDA approval, and less sampling obligations of $0.1 million for the three months ended June 30, 2010. The milestone will be recognized on a straight-line basis, less sampling obligations, over the ongoing commercial obligation period, which is estimated to be 13 years.
     Co-promotion reimbursement revenue of $4.6 million and $2.9 million for the three months ended June 30, 2010 and 2009, respectively, consisted of reimbursement from Forest Laboratories for detail calls provided by our sales force during the period, as well as reimbursement for certain marketing costs incurred by us. The increase in co-promotion reimbursement revenue is due to increased detail calls during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as Savella was launched during May 2009 resulting in a full quarter of promotion activity during the three months ended June 30, 2010. Additionally, during the three months ended June 30, 2010, we recognized $0.7 million in deferred co-promotion reimbursement revenue related to non-target detail calls performed in prior periods that were validated by Forest Laboratories during the three months ended June 30, 2010.
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
     On August 3, 2010, we entered into an agreement with Forest Laboratories to discontinue our rights to co-promote Savella effective as of that date. As a result, we will no longer be recognizing co-promotion reimbursement revenue after August 3, 2010. We will retain all other rights under our agreement with Forest Laboratories including our royalty on Savella sales. Additionally, Forest Laboratories has agreed to pay us a one-time fee of $2.0 million to help facilitate with this transition.
Revenues From Personalized Medicine Services
     We recognized revenue from personalized medicine services of $0.2 million during the three months ended June 30, 2010 compared to $0.1 million during the three months ended June 30, 2009. Our personalized medicine services business was launched during the fourth quarter of 2008 with revenues from personalized medicine services recognized as cash payments for the services are received. The personalized medicine services business has long collection cycles for accounts receivables, including reimbursements by third-party payers, such as Medicare and other governmental payer programs, hospitals, private insurance plans and managed care organizations.
     On August 4, 2010, we announced our decision to discontinue or sell our personalized medicine services business by the end of the third quarter of 2010. Physician orders for our personalized medicine services will continue to be performed; however, active marketing of these services will be discontinued with the elimination of our sales force.
Cost of Personalized Medicine Services
     Cost of personalized medicine testing services primarily consisted of the compensation and benefits (including bonuses, if any, and stock-based compensation) of laboratory personnel, laboratory supplies, outside laboratory costs, shipping and distribution costs and facility-related expenses. We incurred costs of $0.5 million during the three months ended June 30, 2010 compared to $0.5 million during the three months ended June 30, 2009. The slight increase in cost of personalized medicine services during the three months ended June 30, 2010 is primarily due to an increase in compensation and benefit costs associated with an increase in laboratory personnel headcount. As stated above, we will discontinue or sell our personalized medicine services business by the end of third quarter of 2010.
Research and Development
     Research and development expenses for the three months ended June 30, 2010 were $1.2 million compared to $2.0 million for the three months ended June 30, 2009. The decrease in research and development expenses is primarily attributable to a decrease in costs incurred during the three months ended June 30, 2010 in connection with our proof of concept studies for new compounds. Also contributing to the decrease was compensation expense recognized during the three months ended June 30, 2009 for contingent payments in connection with our acquisition of Proprius. Such compensation expense was fully recognized by March 2010. As a result of our license agreement with BioLineRx entered into during June 2010 for the development and commercialization of CYP-1020 and our renewed focus on CNS drug development, we expect research and development expenses to increase in future periods.
Selling, General and Administrative
     Selling, general and administrative expenses for the three months ended June 30, 2010 and 2009 is comprised of the following:

	Three Months Ended
	June 30,
	2010	2009
Sales and marketing	$5,545,557	$6,914,921
General and administrative	3,801,498	5,441,956

	$9,347,055	$12,356,877

     Sales and marketing expenses decreased to $5.5 million for the three months ended June 30, 2010 from $6.9 million for the three months ended June 30, 2009. The decrease in sales and marketing expenses is primarily due to a decrease in costs to support our commercial organization, as well as a decrease in costs incurred in connection with marketing and promotional activities for our personalized medicine services business. As a result of our agreement with Forest Laboratories to discontinue our rights to co-promote Savella effective August 3, 2010, we expect further decreases in sales and marketing expenses in future periods.

     General and administrative expenses decreased to $3.8 million for the three months ended June 30, 2010 from $5.4 million for the three months ended June 30, 2009. The decrease in general and administrative expenses during the three months ended June 30, 2010 is primarily due to compensation expense recognized during the three months ended June 30, 2009 for contingent payments in connection with our acquisition of Proprius. Such compensation expense was fully recognized by March 2010. As a result of an unsolicited takeover offer received in July 2010, we expect increased general and administrative costs in future periods associated with our takeover defense.
Interest Income
     Interest income for the three months ended June 30, 2010 was $0.1 million compared to $0.5 million for the three months ended June 30, 2009. The decrease in interest income for the three months ended June 30, 2010 compared to the corresponding period in 2009 is primarily due to a general decrease in interest rates and related yields experienced during the three months ended June 30, 2010 compared to the three months ended June 30, 2009, as well as lower average balances available for investment during the three months ended June 30, 2010.
Recently Announced Restructuring
     On August 4, 2010, we announced staff reductions affecting 123 of our employees as part of our agreement with Forest Laboratories to discontinue our rights to co-promote Savella and our decision to discontinue or sell our personalized medicine services business. As a result, during the third quarter of 2010, we communicated to affected employees a plan of organizational restructuring through involuntary terminations. We expect to incur restructuring-related charges of approximately $4.0 million to $4.5 million during 2010 in connection with our workforce reduction. We will retain all other rights under our agreement with Forest Laboratories including our royalty on Savella sales. Additionally, Forest Laboratories has agreed to pay us a one-time fee of $2.0 million to help facilitate with this transition. Further, in connection with our reduction in force, we announced that we will either discontinue or sell our personalized medicine services business by the end of the third quarter of 2010.
Comparison of Six Months Ended June 30, 2010 and 2009
Revenues Under Collaborative Agreements
     We recognized revenues under our collaborative agreement with Forest Laboratories of $1.7 million for the six months ended June 30, 2010 compared to $8.3 million for the six months ended June 30, 2009. Revenues during the six months ended June 30, 2009 included a $6.5 million reimbursement for the remaining two-thirds of the costs paid in advance by us in connection with the second Phase III trial for Savella received from Forest Laboratories in January 2009 upon approval of our New Drug Application (“NDA”). The revenues under collaborative agreements recorded during the six months ended June 30, 2010 and 2009 consisted entirely of amounts earned or reimbursed to us pursuant to our license and collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of Savella. Such revenues included the recognition of the $25.0 million upfront payment received in January 2004 from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella. The amount of sponsored development reimbursements from Forest Laboratories and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella changes periodically and may be eliminated based on the level of development activity.

Commercial Revenues
     We recognized commercial revenues of $15.2 million for the six months ended June 30, 2010 compared to $5.3 million for the six months ended June 30, 2009.
     The following table summarizes the components of commercial revenues for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009
Royalty revenue	$5,683,689	$1,441,353
Revenue from milestones	775,358	925,320
Co-promotion reimbursement	8,714,553	2,915,011

	$15,173,600	$5,281,684

     We recognized royalty revenue of $5.7 million for the six months ended June 30, 2010 based on net sales of Savella during the period as reported by Forest Laboratories compared to $1.4 million for the six months ended June 30, 2009. The increase in royalty revenue is due to increased sales during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 as Savella was launched during May 2009 resulting in a full period of activity during the six months ended June 30, 2010.
     Revenue from milestones for the six months ended June 30, 2010 and 2009 consisted of the recognition of $0.9 million related to the $25.0 million milestone payment, net of the $1.25 million sublicense payment to Pierre Fabre, received in January 2009 upon NDA approval, and less sampling obligations of $0.1 million for the six months ended June 30, 2010. The milestone will be recognized on a straight-line basis, less sampling obligations, over the ongoing commercial obligation period, which is estimated to be 13 years.
     Co-promotion reimbursement revenue of $8.7 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively, consisted of reimbursement from Forest Laboratories for detail calls provided by our sales force during the period, as well as reimbursement for certain marketing costs incurred by us. The increase in co-promotion reimbursement revenue is due to increased detail calls during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 as Savella was launched during May 2009 resulting in a full period of promotion activity during the six months ended June 30, 2010. Additionally, during the six months ended June 30, 2010, we recognized $0.7 million in deferred co-promotion reimbursement revenue related to non-target detail calls performed in prior periods that were validated by Forest Laboratories during the three months ended June 30, 2010.
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
Revenues From Personalized Medicine Services
     We recognized revenue from personalized medicine services of $0.4 million during the six months ended June 30, 2010 compared to $0.1 million during the six months ended June 30, 2009. Our personalized medicine services business was launched during the fourth quarter of 2008 with revenues from personalized medicine services recognized as cash payments for the services are received. The personalized medicine services business has long collection cycles for accounts receivables, including reimbursements by third-party payers, such as Medicare and other governmental payer programs, hospitals, private insurance plans and managed care organizations.
Cost of Personalized Medicine Services
     Cost of personalized medicine testing services primarily consisted of the compensation and benefits (including bonuses, if any, and stock-based compensation) of laboratory personnel, laboratory supplies, outside laboratory costs, shipping and distribution costs and facility-related expenses. We incurred costs of $1.1 million during the six months ended June 30, 2010 compared to $0.9 million during the six months ended June 30, 2009. The increase in cost of personalized medicine services during the six months ended June 30, 2010 is primarily due to an increase in compensation and benefit costs associated with an increase in laboratory personnel headcount, as well as increased overhead costs related to an increase in the volume of tests performed during the period.
Research and Development
     Research and development expenses for the six months ended June 30, 2010 were $2.2 million compared to $9.3 million for the six months ended June 30, 2009. The decrease in research and development expenses is primarily attributable to a $3.0 million milestone payment owed to Pierre Fabre upon NDA approval in January 2009 and a $2.0 million payment recognized as research and development expense during the three months ended March 31, 2009 in connection with our asset purchase agreement with Cellatope, as well as a decrease in costs incurred during the six months ended June 30, 2010 in connection with our proof of concept studies for new compounds.
Selling, General and Administrative
     Selling, general and administrative expenses for the three months ended June 30, 2010 and 2009 is comprised of the following:

	Six Months Ended
	June 30,
	2010	2009
Sales and marketing	$11,253,063	$13,458,452
General and administrative	9,424,165	8,955,676

	$20,677,228	$22,414,128

     Sales and marketing expenses decreased to $11.3 million for the six months ended June 30, 2010 from $13.5 million for the six months ended June 30, 2009. The decrease in sales and marketing expenses is primarily due to a decrease in costs to support our commercial organization, as well as a decrease in costs incurred in connection with marketing and promotional activities for our personalized medicine services business.
     General and administrative expenses increased to $9.4 million for the three months ended June 30, 2010 from $9.0 million for the six months ended June 30, 2009. The increase in general and administrative expenses is primarily due to higher legal fees in connection with increased patent filing and business development activity and increased stock-based compensation expense related to the acceleration of certain stock option grants for certain employees who resigned during the six months ended June 30, 2010.

Interest Income
     Interest income for the six months ended June 30, 2010 was $0.3 million compared to $1.1 million for the six months ended June 30, 2009. The decrease in interest income for the six months ended June 30, 2010 compared to the corresponding period in 2009 is primarily due to a general decrease in interest rates and related yields experienced during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, as well as lower average balances available for investment during the six months ended June 30, 2010.
Liquidity and Capital Resources
     At June 30, 2010, we had cash, cash equivalents and short-term investments of $105.5 million compared to cash, cash equivalents and short-term investments of $141.7 million at December 31, 2009. Working capital at June 30, 2010 totaled $135.9 million (including restricted cash of $30.0 million) compared to $140.5 million at December 31, 2009. We have invested a substantial portion of our available cash in money market funds, marketable debt instruments of governmental agencies and corporate debt securities. We have established guidelines relating to our investments to preserve principal and maintain liquidity.
     Net cash used in operating activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $5.3 million for the six months ended June 30, 2010 compared to net cash provided by operating activities of $6.7 million for the six months ended June 30, 2009. The primary source of cash from operations during the six months ended June 30, 2010 was commercial revenues, including royalty revenue and the co-promotion reimbursement received from Forest Laboratories, offset by cash used in operations including $4.2 million for changes in operating assets and liabilities and non-cash charges of $5.2 million. The primary source of cash from operations during the six months ended June 30, 2009 was the $25.0 million milestone payment and the $6.5 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $4.7 million for changes in operating assets and liabilities (excluding impact of initial deferred revenue amount from milestone payment) and non-cash charges of $5.5 million.
     Net cash used in investing activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $25.0 million for the six months ended June 30, 2010 compared to net cash provided by investing activities of $3.8 million for the six months ended June 30, 2009. The fluctuation in net cash from investing activities resulted primarily from the $30.0 million upfront payment in connection with the BioLineRx license agreement, which has been placed in escrow pending receipt of satisfactory OCS consent and effectiveness of the license agreement, as well as timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods.
     As disclosed in our Condensed Consolidated Statement of Cash Flows, we had no cash from financing activities for the six months ended June 30, 2010 compared to $0.4 million for the six months ended June 30, 2009. The decrease in net cash provided by financing activities during the six months ended June 30, 2010 compared to the corresponding prior year period was primarily the result of no exercises of stock options during the six months ended June 30, 2010 compared to proceeds of approximately $0.4 million from the exercise of stock options during the six months ended June 30, 2009.

     The following table summaries our long-term contractual obligations as of June 30, 2010:

		Less than
		1 year	1 - 3 years	3 - 5 years	More than 5 years
	Total	(2010)	(2011-2013)	(2014-2015)	(2016 +)
Operating leases	$1,928,037	$450,734	$1,456,921	$20,382	$—

Total	$1,928,037	$450,734	$1,456,921	$20,382	$—

     Other commercial and contractual commitments include potential milestone payments of up to $0.5 million to Pierre Fabre and sublicense payments to Pierre Fabre based on 5% of any upfront and milestone payments received from Forest Laboratories, milestone payments of up to $335.0 million to BioLineRx in connection with potential clinical, regulatory and commercial milestones related to the development of CYP-1020, milestone payments up to approximately $37.0 million in connection with license agreements related to our POC programs that are not currently in active development and milestone payments up to $3.0 million to Cellatope in connection with the commercial development of AVISE-SLESM. In the event we move forward with development of a product or service under any of these arrangements, in most instances, we would also be obligated to make royalty payments.
     Additionally, we are obligated to reimburse Forest Laboratories for a portion of the active ingredient costs for samples of Savella. The amount of such obligation will vary depending on Forest Laboratories’ annual marketing plan. We estimate our portion of sampling costs over the term of the agreement could range from approximately 20% to 40% of the milestone payment received upon NDA approval.
     Unless and until we can consistently generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and from revenue under our license and collaboration agreement with Forest Laboratories and, if available to us, with cash from financings.
     Our current expected primary cash needs on both a short-term and long-term basis are for the development of CYP-1020, the development of candidates under our POC trials, if any, and general research, working capital and other general corporate purposes and the identification, acquisition or license, and development of, potential future products and services. Excluding the amounts payable under our agreements with Pierre Fabre, BioLineRx, Cellatope and various licensors under our POC trials, the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than CYP-1020 and our ongoing POC trials) that we may in-license or acquire, and costs associated with our takeover defense, we estimate that based on our current business plan, net cash required to fund operating expenses will approximate $45.0 million to $50.0 million for the year 2010 (which amount includes the $30.0 million upfront payment to BioLineRx currently in escrow). In addition, one of our ongoing goals is to continue to identify and in-license new products and product candidates. In the event we acquire, license or develop any new products or product candidates in addition to CYP-1020, or begin any new POC, the amount to fund our operations for 2010 would increase, possibly materially. We expect that our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products and product candidates in addition to CYP-1020. Such losses may fluctuate, the fluctuations may be substantial, and we may never become profitable.
     Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at June 30, 2010 are sufficient to fund operations through at least 2011. However, we are actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives, in addition to CYP-1020. In order to acquire or develop additional products and product candidates in addition to CYP-1020, we will likely require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
•	the costs and timing of development and regulatory approvals for all our products and product candidates;

•	the extent to which we acquire or invest in other products, product candidates and businesses;

•	the costs of in-licensing drug candidates;

•	The extent to which we achieve milestones under our license and collaboration agreements, including with BioLineRx, and become obligated for milestone payments under those agreements;

•	the ability of Forest Laboratories to reach sales milestones and other events under our collaboration agreement; and

•	the costs of commercialization of any future products and product candidates.
     Because we are unable to predict the outcome of the foregoing factors, some of which are beyond our control, we are unable to estimate with certainty our mid to long-term capital needs. Unless and until we can generate a sufficient amount of product revenue, if ever, we expect to finance future capital needs through public or private equity or debt offerings or collaboration and licensing arrangements, as well as interest income earned on cash balances. We do not currently have any commitments or specific plans for future external funding. We may not be able to raise additional capital and the funds we raise, if any, may not allow us to maintain our current and planned operations. If we are unable to obtain additional capital, we may be required to delay, scale back or eliminate some or all of our development of existing or future product candidates and discontinue the evaluation or completion of any proposed acquisitions or strategic transactions.
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

Item 1A	- Risk Factors
     We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Risks related to our business
*The public announcement and related consideration of the Ramius proposal and offer has resulted in uncertainty that may be disruptive to our business.
     On July 19, 2010, we received an unsolicited letter from Ramius LLC in which Ramius indicated that it was prepared to acquire the Company for $4.00 per share. As described elsewhere in this report, our Board of Directors has unanimously concluded that the Ramius proposal grossly undervalues our current business and future prospects and consequently is not in the best interest of our stockholders.
     We believe that the public announcement and related consideration of the Ramius proposal and offer (and any similar proposal or offer that Ramius or another party may make in the future) has resulted, and may continue to result, in uncertainty for our current and potential business partners. This uncertainty may cause these companies to change or terminate their business relationship with us. In addition, we may not be able to attract and retain key management, research and development, technical, financial and other personnel as a result of this uncertainty. Moreover, the review and consideration of the Ramius proposal and offer (and any similar proposal or offer that Ramius or another party may make in the future) has been, and may continue to be, a significant distraction for our management and employees, and have required, and may continue to require, the expenditure of significant time, costs and other resources by us.
*We may not receive an acceptable consent from the OCS to our license agreement with BioLineRx, which could cause us to terminate the license agreement.
     On June 20, 2010, we entered into an exclusive North American license agreement for the development and commercialization of BioLineRx’s novel antipsychotic (CYP-1020) for the treatment of schizophrenia. BioLineRx is based in Jerusalem, Israel with US offices in Rockville, Maryland. As a result of funds received by BioLineRx from the Office of Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel, or the OCS, with respect to BioLineRx’s preclinical and clinical program related to CYP-1020, the effectiveness of the license agreement is subject to the consent of the OCS and OCS may condition providing its consent on the parties’ agreeing to modifications in the license agreement. We and BioLineRx have agreed to work together to attempt to secure OCS approval on terms that minimize financial and non-financial obligations on the parties that may be imposed as a condition to receipt of the OCS consent. The upfront payment was placed into an escrow account pending receipt of a satisfactory OCS consent and effectiveness of the license agreement. We are not required to agree to any modifications to the license agreement that would have, or would be likely to have, a material adverse impact on our rights and obligations under the license agreement, and there can be no assurances as to whether OCS will provide an acceptable consent to us or the timing of our receiving any such consent.

*We may not be able to successfully develop and commercialize CYP-1020.
     As with any drug development, we must commit time, effort and resources to the development of CYP-1020, and we may not be able to successfully develop and commercialize CYP-1020 based on any of the many different risks that characterize highly uncertain drug development research and development and commercialization activities, either on the timelines and budgets we expect or at all. For example, CYP-1020 may not demonstrate adequate safety and/or efficacy in future clinical trials to continue with its development, may not have adequate intellectual property right protection to support its continued development in the territory covered by our license, may be unable to obtain FDA or similar regulatory approval as a drug candidate for any of many reasons relating to the regulatory approval process, or may address a commercial market that is smaller than currently anticipated by us and that does not support its continued development, or we may otherwise fail to successfully develop and commercialize CYP-1020 in the territory covered by our license.
*We may not receive regulatory approval from the FDA or any other regulatory body required for the commercial sale of CYP-1020 in the United States or elsewhere for any number of reasons.
     Even though results from BioLineRx’s EAGLE phase 2b clinical trial showed a clinically relevant and statistically significant improvement based on the pre-determined endpoints, the regulatory approval of a new drug candidate typically takes many years and the outcome is uncertain. We may not be able to repeat the results BioLineRx achieved in future clinical trials as we move through the regulatory process for development and approval of CYP-1020, which could cause us to cease further development of CYP-1020. Further, it is possible that CYP-1020 will prove to be effective for psychosis but not cognition. We consider CYP-1020 to have considerable pro-cognitive potential and, to the extent CYP-1020 does not prove to be effective for cognition, we may choose to discontinue development of CYP-1020.
     As part of the regulatory approval process, we must conduct, at our own expense, additional clinical trials for CYP-1020 sufficient to demonstrate its safety and efficacy to the satisfaction of the FDA and other regulatory agencies in the United States and other countries where CYP-1020 will be marketed if approved. The number of clinical trials that will be required varies depending on a number of factors including, the type of product, the disease or condition that the product is in development for, the regulations applicable to any particular product, and the outcome of additional clinical trials. The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable regulations and standards, including the cGMP (current good manufacturing practice) requirements. The FDA can delay, limit or decline to grant approval for many reasons, including:
•	CYP-1020 may not be safe or effective;

•	we may not achieve statistical significance for the primary endpoint (such as improving the cognitive deficits associated with schizophrenia);

•	FDA officials may interpret data from preclinical testing, clinical trials and/or pharmacovigilance data from use of CYP-1020 outside of the United States in different ways than we interpret such data;

•	the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of any future collaborators or contract manufacturers we may engage;

•	the FDA may change its approval policies or adopt new regulations; and

•	the FDA may request additional data.

*We may not be successful in implementing our Research and Development, or R&D, strategy.
     Our focus for our recently renewed R&D strategy is pursuing in-licensing and collaboration transactions for CNS drug development candidates that target large unmet medical needs covering a variety of CNS disorders. The BioLineRx transaction is an example of our pursuing this strategy. The successful development of CYP-1020 or any other compound that we may license or acquire is uncertain. Factors, in addition to the above named regulatory factors, that could adversely impact or cause us to cease our development efforts include:
•	CYP-1020 or other compounds may, even if approved, address smaller commercial markets than we anticipate;

•	we may not have adequate intellectual property right protection to support continued development efforts of CYP-1020 or any other product;

•	any termination of our license agreement with BioLineRx due to our uncured material breach under that agreement or for any other reason;

•	disputes with BioLineRx under our license agreement with BioLineRx;

•	we may not be able to license or acquire any other compounds for future R&D;

•	the competitive landscape may change, making products in development less competitive than alternative treatments, and therefore not commercially viable;

•	we may not be able to obtain a label that includes improvement of cognition during the approval process that would support commercialization of CYP-1020 or any other product; and

•	we may not be able to adequately fund development of one or multiple products.
*We rely on third parties for our sales activities.
     We recently announced a plan to decrease our workforce by approximately 86%, which will result in the elimination of our sales force and marketing personnel. In connection with this plan, we agreed with Forest Laboratories to discontinue our right to co-promote Savella. As a result, we currently do not have the ability to directly sell, market or distribute any product we develop, and are dependent on Forest for all sales and commercialization activities relating to Savella. With respect to any product we develop, we may have to obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force, or build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms or to establish such sales, marketing and distribution capabilities of our own. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful.
* We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for any of our other future product candidates.
     As we have in the past, we expect to continue to rely on third parties to conduct our clinical trials. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize any of our future product candidates.
*Recent healthcare legislation may have an extensive impact on our business.
     The United States Congress recently enacted legislation to reform the healthcare system. A major goal of the new healthcare reform law was to provide greater access to healthcare coverage for more Americans. Accordingly, the new healthcare reform law requires individual U.S. citizens and legal residents to maintain qualifying health coverage, imposes certain requirements on employers with respect to offering health coverage to employees, amends insurance regulations regarding when coverage can be provided and denied to individuals, and expands existing government healthcare coverage programs to more individuals in more situations. Among other things, the new healthcare reform law specifically:
•	establishes annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs, beginning 2011;

•	increases minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, retroactive to January 1, 2010;

•	redefines a number of terms used to determine Medicaid drug rebate liability, including average manufacturer price and retail community pharmacy, effective October 2010; and

•	extends manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 2010.
     This new legislation may have extensive impact on our business, including but not limited to the royalty we may ultimately receive from Forest on sales of Savella, the type and costs of providing health care for our employees, the expenses we may incur in connection with drugs we may develop and reimbursement we may receive for certain drugs we may develop.
* Our business may be harmed if our restructuring plan does not achieve the anticipated results or causes undesirable consequences.
     We recently announced the restructuring of our business which will result in our decreasing our workforce by approximately 86%. This restructuring plan may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we face an increased risk of employment litigation. Furthermore, employees whose positions were eliminated in connection with this restructuring plan may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional restructuring activities in the future, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future restructuring plans.

*We are dependent on our collaboration with Forest Laboratories to commercialize Savella and to obtain additional regulatory approvals.
     Pursuant to the terms of our license and collaboration agreement with Forest Laboratories, we granted Forest Laboratories an exclusive sublicense for the development and marketing of Savella, for all indications in the United States. Forest Laboratories exercised its option to extend the territory to include Canada. Forest Laboratories is responsible for funding the further development of Savella, including further clinical trials and further regulatory approval. With the FDA approval of Savella, and following our agreement with Forest Laboratories to discontinue our right to co-promote Savella, Forest Laboratories has the sole responsibility for the marketing and sale of the approved product and we will share responsibility for compliance with regulatory requirements. We have limited control over the amount and timing of resources that Forest Laboratories will dedicate to the further development and marketing of Savella. Our ability to generate milestone and royalty payments from Forest Laboratories depends on Forest Laboratories’ ability to achieve market acceptance of Savella for the management of FM.
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
     Our license agreement with Pierre Fabre provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada, with a right to sublicense certain rights to Forest Laboratories under our collaboration with Forest Laboratories. Either we or Pierre Fabre may terminate the license agreement for cause upon 90 days’ prior written notice to the other party upon the bankruptcy or dissolution of the other party, or upon a breach of any material provision of the agreement if the breach is not cured within 90 days following the written notice. Furthermore, Pierre Fabre has the right to terminate the agreement upon 90 days’ prior notice to us if we and Forest Laboratories terminate our development and marketing activities with respect to Savella, if we challenge certain patent rights of Pierre Fabre and under specified other circumstances. If our license agreement with Pierre Fabre were terminated, we would lose our rights to develop and commercialize products using the compound milnacipran as an active ingredient, as the compound is manufactured under Pierre Fabre patents and using Pierre Fabre know-how and trade secrets, and it would be unlikely that we could obtain the active ingredient in milnacipran from any other source.
*We rely upon Pierre Fabre as our exclusive supplier of the active ingredient in Savella and if Pierre Fabre fails to supply us sufficient quantities of the active ingredient it may delay or prevent us from further commercializing Savella.
     Pursuant to our purchase and supply agreement with Pierre Fabre, Pierre Fabre is the exclusive supplier to us and Forest Laboratories of the active pharmaceutical ingredient in Savella. Neither we nor Forest Laboratories have facilities for the manufacture of the active pharmaceutical ingredient in Savella. Currently, Pierre Fabre manufactures milnacipran in its facility in Gaillac, France. Pierre Fabre is the only worldwide supplier of milnacipran, which is currently approved for sale for a non-pain indication outside the United States. Pierre Fabre’s facility has been initially inspected by the FDA for compliance with current good manufacturing practices (“cGMP”) requirements and after this initial inspection, may be inspected from time to time. In addition, Pierre Fabre has qualified an additional manufacturing facility, and the second manufacturing site that has been identified by Pierre Fabre is also subject to inspection by the FDA for compliance with cGMP. In the event an inspection results in written deficiencies, it may result in a disruption or termination of the supply to us and Forest Laboratories of milnacipran. We do not have control over Pierre Fabre’s or its sublicensee’s compliance with cGMP requirements. If Pierre Fabre fails to timely and economically supply Forest Laboratories with sufficient quantities for commercial sale of Savella, Forest Laboratories’ ability to successfully commercialize Savella, and the royalty payments we derive from the sale and market acceptance of Savella, could be adversely affected.
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
     We lose our decision-making authority with respect to the development of Savella if we engage in a merger, consolidation or sale of all or substantially all of our assets, or if another person or entity acquires at least 50% of our voting capital stock. In addition, in the event that we have a change of control that is not approved by our Board or in the event the surviving entity has an FM product and does not divest such product within 12 months, Forest Laboratories may elect to terminate our co-promotion rights for any product developed under the collaboration agreement (other than with respect to Savella, which co-promotion rights we have already agreed to discontinue). Our license agreement with Pierre Fabre provides that Pierre Fabre may elect to terminate the agreement upon a change in control transaction in which a third party acquirer of us controls an SNRI product, and the acquirer does not take certain actions (e.g., divestiture of such SNRI product) within a specified time period to cure the breach of certain restrictions in the agreement that results from such SNRI product. These provisions may have the effect of delaying or preventing a change in control or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring us.
* We are at an early stage of commercialization and we may never generate any significant revenues.
     We are at an early stage of development as a biotechnology company and have only one commercial product, Savella, that is currently marketed. We recently announced that we have agreed with Forest Laboratories to discontinue our rights to co-promote Savella, and our revenue from future sales of Savella will be solely derived from royalties on sales by Forest Laboratories. Further, our current product candidates, as well as any future products that we may acquire or develop, will require significant additional development, appropriate regulatory approval, and additional investments before they can be commercialized, if ever. Our product development and product acquisition efforts may not lead to any further commercial products, either because the product candidates are not shown to be safe and effective, or because we have inadequate financial or other resources to pursue clinical development of the product candidate or because the FDA, CMS or state authorities do not grant or otherwise withdraw or revoke a regulatory approval.
     If we are unable to develop on a timely basis or at all any additional products, we will be unable to generate sufficient revenues (including revenues from royalties based on sales of Savella by Forest Laboratories), may be unsuccessful in raising additional capital and may cease our operations.

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
*Our business presents the risk of product liability claims.
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
     We also plan to continue conducting clinical trials on humans using milnacipran from time to time, and to conduct clinical trials using CYP-1020 and possibly POC stage development candidates on humans, and the use of milnacipran, CYP-1020 and these other development candidates may result in adverse effects. Although we are aware that there are side effects associated with milnacipran, CYP-1020 and other potential development candidates, we will never be able to predict all possible harm or side effects that may result from the treatment of patients with milnacipran, CYP-1020 or any of our future product candidates, and the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities. We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.

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
     As part of the regulatory approval process, we must conduct, at our own expense, preclinical research and clinical trials for each product candidate sufficient to demonstrate its safety and efficacy to the satisfaction of the FDA and other regulatory agencies in the United States and other countries where the product candidate will be marketed if approved. The number of preclinical studies and clinical trials that will be required varies depending on the product, the disease or condition that the product is in development for and the regulations applicable to any particular product. The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable regulations and standards, including the cGMP requirements. The FDA can delay, limit or decline to grant approval for many reasons, including:
•	a product candidate may not be safe or effective;

•	we may not achieve statistical significance for the primary endpoint;

•	FDA officials may interpret data from preclinical testing, clinical trials, and/or pharmacovigilance data in different ways than we interpret such data;

•	the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of any future collaborators or contract manufacturers we may engage;

•	the FDA may change its approval policies or adopt new regulations; and

•	the FDA may request additional data.
*In light of our regulatory approval for Savella and if we ever receive regulatory approval for any other future product candidate, we will be subject to ongoing FDA regulatory obligations and continuing regulatory review by applicable regulatory authorities.
     Our regulatory approval for Savella has been and regulatory approval for any future product candidates (including CYP-1020) will be limited to the indications, dosages and restrictions on the product label. The FDA has approved Savella for the management of fibromyalgia, and has imposed additional limitations on the indicated uses, has required post-marketing surveillance and the performance of potentially costly post-marketing studies. Even though we have received FDA approval for Savella, as we have seen with other products on the market, Savella or any of our other future product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. We and Forest Laboratories continue to be subject to strict FDA regulation after approval, including regulation of product labeling and packaging, adverse event reporting, manufacture, storage, advertising, promotion and recordkeeping. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.
*Even if our product candidates are approved, the market may not accept these products or our existing products.
     Savella, CYP-1020 or any other future product candidates that we may develop and for which we obtain the required regulatory approvals may not gain market acceptance among physicians, patients, healthcare payers and the medical community. A number of factors may limit the market acceptance of our products including the following:
•	timing of market entry relative to competitive products;

•	extent of marketing efforts by us and with respect to Savella, the marketing and promotion efforts of Forest Laboratories;

•	rate of adoption by healthcare practitioners;

•	rate of a product’s acceptance by the target community;

•	availability of alternative therapies;

•	price of our products relative to alternative therapies;

•	availability of third-party reimbursement; and

•	the prevalence or severity of side effects or unfavorable publicity concerning our products or similar products.
     If Savella or CYP-1020 or any other future product candidates that we may develop do not achieve market acceptance, we may lose our investment in that product or product candidate, which may cause our stock price to decline, and our financial condition and results of operations could also be harmed.
*Our competitors may develop and market products that are less expensive, more effective or safer, which may diminish or eliminate the commercial success of any products we may commercialize.
     The pharmaceutical industry is highly competitive and requires an ongoing, extensive search for technological innovation. It also requires, among other things, the ability to effectively discover, develop, test, commercialize, market and promote products, including communicating the effectiveness, safety and value of products to actual and prospective customers, including medical professionals. Many of our competitors have greater resources than we have. This enables them, among other things, to spread their marketing and promotion costs over a broader revenue base. Other competitive factors in the pharmaceutical industry include quality and price, product technology, reputation and access to technical information.
     It is possible that future developments by our competitors could make our products or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to provide products which are more effective than those of our competitors and to keep pace with rapid medical and scientific change. Sales of our products may decline rapidly if a new product is introduced by a competitor, particularly if a new product represents a substantial improvement over any of our existing products. In addition, the high level of competition in our industry could force us to reduce the price at which we sell our products or require us to spend more to market our products.
     With respect to our pharmaceutical product for the management of FM, Savella (milnacipran HC1), in June 2007, the FDA approved Pfizer Inc.’s drug pregabalin (Lyrica®) for the management of FM and in

June 2008 approved Eli Lilly and Company’s duloxetine (Cymbalta®) for the management of FM. Duloxetine is a serotonin norepinephrine reuptake inhibitor, and as a dual reuptake inhibitor is therefore similar in pharmacology to Savella. Tricyclic antidepressants (“TCAs”), which are available as inexpensive generic formulations, are also used to treat FM and are less expensive than Savella, as are other generic antidepressants and pain products commonly used to treat FM. Pfizer Inc.’s drug pregabalin (Lyrica®) and Eli Lilly and Company’s duloxetine (Cymbalta®) are competitive with Savella and these products and any other future products will affect Savella‘s sales and may cause sales to be lower than anticipated, as can the numerous generic antidepressants and pain products commonly used off-label to treat FM.
     The market potential for FM is considerable and a number of pharmaceutical companies focused on therapies for alleviating pain or antidepressant therapies could decide to evaluate their current product candidates for the treatment of FM at any time. Due to the prevalence and incidence of FM, we anticipate that most, if not all, of the major pharmaceutical companies will have significant research and product development programs in FM. We expect significant competition both in the United States and in foreign markets for Savella and in each of the target markets for any drugs that we seek to develop.
     With respect to CYP-1020 being developed for schizophrenia, it is likely that the market for antipsychotics will continue to evolve during the development of CYP-1020. If and when CYP-1020 is approved for the treatment of schizophrenia, its safety or efficacy may not be competitive with future antipsychotic therapies. In particular, while a pro-cognitive antipsychotic would represent an important step forward given today’s pharmacotherapies for schizophrenia, it may be that a pro-cognitive antipsychotic will not be competitive with future therapies and, as such, would fail to generate significant revenues.
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
* We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to our products or product candidates, could hinder or prevent the commercial success of our product or product candidates.
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
     Successful commercialization of Savella in the United States will depend in part on the extent to which government, insurance and managed care organizations and other health care payers establish appropriate coverage for Savella and related treatments. Third-party payers are increasingly challenging the prices charged for prescription drugs. Third-party payers are also encouraging the use of generic drugs. These trends could influence health care coverage policies, as well as legislative proposals to reform health care or reduce government insurance programs and result in the exclusion of our products and product candidates from coverage and reimbursement programs or lower the prices of our products and product candidates. Our revenues from royalties on sales of Savella by Forest Laboratories and from the sale of any products we develop in the future could be significantly reduced as a result of these cost containment measures and reforms.
* We rely on our employees and consultants for their scientific and technical expertise in connection with our business operations.
     We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. We recently announced a plan to decrease our workforce by approximately 86%, reducing our number of full-time employees to approximately 23, and accordingly we will continue to rely heavily on each of our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the further development of Savella or further development and commercialization of CYP-1020 or any future product candidates. We expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business. Additionally, our employment agreement with our chief executive officer provides for “at will” employment, which means that he may terminate his services to us at any time.
* We have a history of operating losses and we may never be profitable.
     We have incurred substantial losses during our history. For the six months ended June 30, 2010 and the years ended December 31, 2009 and 2008, we incurred net losses of $6.4 million, $28.3 million and $18.2 million, respectively. As of June 30, 2010, we had an accumulated deficit of $202.8 million. We do not expect to be profitable in the near future, and our ability to become profitable will depend largely upon our ability to develop, market and commercialize any products we may develop, as well as on Forest Laboratories’ ability to further develop, market and commercialize Savella. We may not become profitable in the foreseeable future and may never achieve profitability.
*We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or eliminate the development of future product candidates or to discontinue pursuing any proposed acquisitions, or which could adversely affect our ability to realize the expected benefits of any completed acquisitions.
     Our acquisition of CYP-1020 required an upfront payment to BioLineRx of $30.0 million, with total potential clinical and regulatory milestones of up to $160.0 million, potential commercial milestones of $85.0 million, and a potential additional $90.0 million associated with approval for additional indications in the United States or for approval in other countries in North America. In addition, we will fund all continuing development activities. We are also incurring expenses in connection with the continuing evaluation of potential acquisitions or other strategic transactions and will incur additional expenses in the event we close any such transactions or enter into any co-promotion, in-licensing or collaboration agreements in connection with any such transactions, or invest in any POC studies. We are also incurring expenses for advisors and for other activities related to responding to the unsolicited acquisition offer from Ramius LLC. We may also be required to pay a $3.0 million milestone payment in connection with our acquisition of Cellatope. We do not have any committed external sources of funding and although we expect to have revenues, it is likely our revenues will be less than we expect to spend in the year 2010 and that at some time in the future we will likely need to raise additional capital through the sale of equity or debt. The amount of capital we will require will depend upon many factors, including but not limited to, how much is ultimately required to develop the products that are in development and the evaluation, pursuit and potential closing of any strategic transactions. If we are unable to raise capital when we need it, we may have to scale back or eliminate some or all of our development of existing or future product candidates and discontinue the evaluation, pursuit or completion of any proposed acquisitions or strategic transactions, and we may be unable to realize the expected benefits of any completed acquisitions or strategic transactions.
* Raising additional funds by issuing securities, or through collaboration and licensing arrangements, may cause dilution to existing stockholders, restrict our operations, or require us to relinquish propriety rights.
     We may attempt to raise additional funds through public or private equity offerings or through debt financings. However, the recent credit crisis and the current economic conditions may prevent us from raising money through debt or equity financings. We may also issue equity or other securities in connection with corporate collaborations and licensing arrangements, or raise funds through arrangements like these. To the extent that we are able to raise additional capital by issuing equity securities, or otherwise issue equity securities in connection with corporate collaboration and licensing arrangements or otherwise, our existing stockholders’ ownership percentage will be diluted to a greater extent than would have occurred in the past due to the level of our stock price relative to earlier periods. Any financing or other transaction that involves our issuing securities that we do engage in may also include provisions that restrict our operations. In addition, if we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish potential valuable rights to our potential products on terms that are not favorable to us.
* The investment of our cash balance and short-term investments are subject to risks which may cause losses and affect the liquidity of these investments.
     As of June 30, 2010, we had $8.3 million in cash and cash equivalents and $97.2 million in short-term investments. We have historically invested these amounts in U.S. government securities, corporate debt securities, commercial paper, certificates of deposit and money market funds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. During the six months ended June 30, 2010, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income.
     We have incurred substantial losses during our history and do not expect to become profitable in 2010 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. All unused federal net operating losses will expire 15 or 20 years after any year in which they were generated. The carryforward period is 15 years for losses incurred prior to 1996 and 20 years for losses incurred subsequent to 1997. Our federal net operating losses will begin to expire in 2010, and our California tax loss carryforwards will begin to expire in 2012. Additionally, the future utilization of our net operating loss carryforwards to offset future taxable income is subject to annual limitations, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that have occurred in prior years, which could prevent us from fully utilizing our net operating loss carryforwards.
* Our stock price has been very volatile and will likely continue to be volatile.
     The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2007 through December 31, 2009, the low and high sales prices for our common stock ranged from $4.90 to $18.20. For the six months ended June 30, 2010, our low and high sales prices were $2.25 and $6.22, respectively. As of June 30, 2010, the last reported sale price of our common stock was $2.30. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. Our stock has recently traded at prices that value our company below our actual available cash, and we recently received an unsolicited takeover offer from Ramius LLC, as described above. We expect our stock price to be volatile in the near future, particularly in light of the pending unsolicited takeover offer from Ramius. The following factors, among other risk factors, may also have a significant effect on the market price of our common stock:
•	entering into an agreement for the acquisition or licensing of any products, product candidates or companies, or an agreement with any corporate collaborator, as was the case when we recently announced our deal with BioLineRx;

•	the commercial sales of Savella;

•	development of other product candidates;

•	developments in our relationship with Forest Laboratories, including the further amendment or termination of our agreement;

•	developments in our relationship with Pierre Fabre, including the termination of our agreement;

•	developments in our relationship with BioLineRx, including the termination of our agreement;

•	developments in connection with the unsolicited takeover offer by Ramius LLC and other developments with third parties that may submit similar offers;

•	our available cash;

•	announcements of technological innovations or new products by us or our competitors;

•	developments in our patent or other proprietary rights;

•	fluctuations in our operating results;

•	our ability to successfully implement our restructuring plans;

•	litigation initiated by or against us;

•	developments in domestic and international governmental policy or regulation; and

•	economic and other external factors or other disaster or crisis.
* The concentration of ownership among our existing officers, directors and principal stockholders may result in the entrenchment of management, prevent other stockholders from influencing significant corporate decisions and depress our stock price.
     As of June 30, 2010, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 55% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to control matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
     Provisions in our second amended and restated certificate of incorporation and our third amended and restated bylaws may delay, impede or prevent an acquisition or change in control of us. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. These provisions include, among others, a requirement that our board of directors be divided into three classes with directors serving three year terms and with only one class of directors being elected in any given year, a requirement that special meetings of our stockholders may only be called by the chairman of the board, our chief executive officer or a majority of our board of directors and a prohibition on actions by our stockholders by written consent. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Our charter documents also establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.
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

Risks related to our intellectual property
* We rely primarily on method of use patents to protect our proprietary technology for Savella, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.
     Our ability to realize the full potential for royalties we are entitled to collect from Forest Laboratories’ sale of Savella (milnacipran HCl), our only therapeutic product, may decrease or be eliminated if we are not able to protect our proprietary technology. The composition of matter patent for milnacipran (U.S. Patent 4,478,836) expired in June 2002, and a method of synthesis patent (U.S. Patent 5,034,041) expired in December 2009. Accordingly, we rely on the patent for the method of use of milnacipran to treat FM (U.S. patent 6,602,911), pain (U.S. Patent 6,992,110) and the method of use of milnacipran to treat symptoms of chronic fatigue syndrome (U.S. Patent 6,635,675) issued to us, to protect our proprietary technology with respect to the development of milnacipran. The method of use patent directly relevant to our current milnacipran product candidate is the U.S. patent 6,602,911; the other two method of use patents may have future applicability. We have also filed additional patent applications related to milnacipran and to the use of milnacipran for FM (and other related pain syndromes and disorders), although no patents have issued on these patent applications. Because there is no patent protection for the composition of matter of milnacipran, other companies may be able to sell milnacipran in competition with Forest Laboratories for indications for which we do not have use patent protection unless we and Forest Laboratories are able to obtain additional protection through milnacipran-related patents or additional use patents that may issue from our pending patent applications or from regulatory exclusivity. It may be more difficult to establish infringement of methods of synthesis, formulation or use patents as compared to a patent on a compound. If we or Forest Laboratories are not able to obtain and enforce these patents, a competitor could use milnacipran for a treatment or use not covered by any of our patents.
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
     Others may file patent applications or obtain patents on similar technology or compounds that compete with Savella for the treatment of FM, for CYP-1020 or for any of the products that may be developed under any POC trials we conduct. We cannot predict the breadth of claims that will be allowed and issued in patent applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. We may infringe on intellectual property rights of others without being aware of the infringement. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.
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
*Our ability to compete may decline if we do not adequately protect our proprietary rights.
     Our commercial success depends on obtaining and maintaining proprietary rights to our products and product candidates and technologies and their uses as well as successfully defending these rights against third party challenges. We will only be able to protect our products and product candidates, proprietary technologies and their uses from unauthorized use by third parties to the extent that valid and enforceable patents or effectively protected trade secrets cover them.
     Our ability to obtain patent protection for our products and product candidates and technologies is uncertain due to a number of factors, including:
•	we may not have been the first to make the inventions covered by our pending patent applications or issued patents;

•	we may not have been the first to file patent applications for our products and product candidates or the technologies we rely upon;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

•	any or all of our pending patent applications may not result in issued patents;

•	we may not seek or obtain patent protection in all countries that will eventually provide a significant business opportunity;

•	any patents issued to us or our collaborators may not provide a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

•	some of our technologies may not be patentable;

•	others may design around our patent claims to produce competitive products which fall outside of the scope of our patents; or

•	others may identify prior art which could invalidate our patents.

     Even if we obtain patents covering our product candidates or technologies, we may still be barred from making, using and selling our product candidates or technologies because of the patent rights of others. Others may have filed and in the future are likely to file patent applications covering compounds, genes, or gene products or other materials that are similar or identical to ours. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of the fields in which we have developed and are developing products. These could materially affect our ability to develop our product candidates or sell our products. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products and product candidates or technologies may infringe. These patent applications may have priority over patent applications filed by us. Disputes may arise regarding the ownership or inventorship of our inventions. It is difficult to determine how such disputes will be resolved. Others may challenge the validity of our patents. If our patents are found to be invalid we will lose the ability to exclude others from making, using or selling the inventions claimed therein.
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
*A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly and an unfavorable outcome could harm our business.
     There is significant litigation in the industry regarding patent and other intellectual property rights. We may be exposed to future litigation by third parties based on claims that our products and product candidates, technologies or activities infringe the intellectual property rights of others. If our drug development activities are found to infringe any such patents, we may have to pay significant damages. There are many patents relating to chemical compounds and the uses thereof. If our compounds are found to infringe any such patents, we may have to pay significant damages. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against our company or our collaborators could lead to:
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

*The patent applications of pharmaceutical and biotechnology involve highly complex legal and factual questions, which could negatively impact our patent position.
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
     In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us. The laws of some countries do not protect intellectual property rights to the same extent as United States laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our product or product candidates.
     If we fail to obtain and maintain patent protection and trade secret protection of our products and product candidates, proprietary technologies and their uses, we could lose our competitive advantage and competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
Item 3 — Defaults Upon Senior Securities
     Not applicable
Item 5 — Other Information
     Not applicable
Item 6 — Exhibits

3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation. (2)

3.3	Fourth Amended and Restated By-Laws. (3)

4.1	Form of Stock Certificate. (4)

10.1	2010 Executive Bonus Plan. (5)

10.2	Amended and Restated License Agreement, dated June 20, 2010, by and between the Registrant and BioLineRx Ltd. (**)

22.1	Submission of Matters to a vote of Security Holders. (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a — 14(b) or Rule 15d — 14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix C of our Definitive Proxy Statement filed with the SEC on August 11, 2003

(2)	Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 9, 2009.

(3)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 6, 2009.

(4)	Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225.

(5)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 12, 2010.

(6)	Incorporated by reference to Form 8-K filed with the SEC on June 15, 2010.

(**)	Confidential treatment has been requested for certain portions of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Cypress Bioscience, Inc.
Date: August 9, 2010	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the
Board (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer, Chief Operating
Officer and Executive Vice President (Principal Financial Officer)