Form 10-Q
period 2010-09-30
CYPRESS BIOSCIENCE INC
filed 2010-11-09
CIK 716054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
 (Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010,
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 001-34888
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     At November 5, 2010, 38,588,190 shares of Common Stock, par value $.001, of the registrant were issued and outstanding.

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CYPRESS BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$13,926,175	$38,617,954
Short-term investments	82,372,136	103,055,417
Receivable from Forest Laboratories	4,776,057	5,611,476
Prepaid expenses and other current assets	2,112,760	4,792,134
Assets held for sale	475,822	471,602

Total current assets	103,662,950	152,548,583

Property and equipment, net	270,779	801,424
Goodwill	21,928,598	21,928,598
Restricted cash	487,111	487,111
Other assets	43,994	298,994

Total assets	$126,393,432	$176,064,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$711,143	$1,172,916
Accrued compensation	467,713	4,640,265
Accrued restructuring charges	237,080	—
Accrued liabilities	838,436	221,487
Payable to Forest Laboratories	—	336,313
Current portion of deferred revenue	5,202,056	5,202,056

Total current liabilities	7,456,428	11,573,037

Deferred rent	19,288	20,423
Deferred revenue, net of current portion	19,498,594	23,400,136
Other liabilities	487,111	487,111

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 90,000,000 shares of common stock authorized; 38,588,190 and 38,375,206 shares issued and outstanding at September 30, 2010 (unaudited) and December 31, 2009, respectively	38,588	38,375
Additional paid-in capital	342,433,145	336,825,601
Accumulated other comprehensive income	92,523	171,017
Accumulated deficit	(243,632,245)	(196,450,990)

Total stockholders’ equity	98,932,011	140,584,003

Total liabilities and stockholders’ equity	$126,393,432	$176,064,710

See accompanying notes to consolidated financial statements.
Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles.

CYPRESS BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Revenues under collaborative agreement	$838,063	$839,905	$2,532,014	$9,163,152
Commercial revenues	7,211,085	4,697,838	22,384,685	9,979,522

Total revenues	8,049,148	5,537,743	24,916,699	19,142,674

Operating expenses:
Research and development	37,406,083	1,079,968	39,073,823	7,818,870
Selling, general and administrative	7,114,724	9,461,859	27,791,952	31,875,987
Restructuring charges	3,706,517	—	3,706,517	—

Total operating expenses	48,227,324	10,541,827	70,572,292	39,694,857

Loss from operations	(40,178,176)	(5,004,084)	(45,655,593)	(20,552,183)

Interest income	86,110	254,335	408,756	1,379,480

Net loss from continuing operations	(40,092,066)	(4,749,749)	(45,246,837)	(19,172,703)

Net loss from discontinued operations	(729,650)	(719,618)	(1,934,418)	(4,066,071)

Net loss	$(40,821,716)	$(5,469,367)	$(47,181,255)	$(23,238,774)

Net loss per share – basic and diluted
Continuing operations	$(1.04)	$(0.12)	$(1.18)	$(0.50)

Discontinued operations	$(0.02)	$(0.02)	$(0.05)	$(0.11)

Shares used in computing net loss per share –basic and diluted	38,588,190	38,257,303	38,447,761	38,100,661

See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net loss	$(47,181,255)	$(23,238,774)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	364,193	357,021
Asset impairment charges in connection with restructuring	571,107	—
Amortization of premium/discount on short-term investments	826,297	551,563
Share-based compensation for stock and options issued to employees	5,607,757	6,296,061
Non-cash portion of asset acquisition	—	487,111
Changes in operating assets and liabilities	(4,514,493)	15,864,903

Net cash (used in) provided by operating activities	(44,326,394)	317,885

Investing Activities
Purchases of short-term investments	(81,360,212)	(78,330,811)
Proceeds from sale of short-term investments	101,138,702	74,337,938
Deposit of restricted cash	(30,000,000)	(487,111)
Release of restricted cash	30,000,000	—
Purchases of property and equipment	(143,875)	(641,639)

Net cash provided by (used in) investing activities	19,634,615	(5,121,623)

Financing Activities
Proceeds from exercise of stock options	—	851,139

Net cash provided by financing activities	—	851,139

Decrease in cash and cash equivalents	(24,691,779)	(3,952,599)
Cash and cash equivalents at beginning of period	38,617,954	52,490,414

Cash and cash equivalents at end of period	$13,926,175	$48,537,815

See accompanying notes to consolidated financial statements.

CYPRESS BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     We are a pharmaceutical company dedicated to the development of innovative drugs targeting large unmet medical needs for patients suffering from a variety of disorders of the central nervous system (“CNS”). We receive a 15% royalty on sales of Savella, a product we co-developed, but no longer co-promote, with Forest Laboratories. Development-stage assets include CYP-1020 for cognitive impairment in schizophrenia, Staccato® nicotine for smoking cessation and intranasal carbetocin for autism.
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
     Further, in connection with the preparation of the condensed consolidated financial statements and in accordance with the applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, we evaluated all events or transactions that occurred after the balance sheet date of September 30, 2010 and have determined that no material subsequent events requiring recognition or disclosure in our financial statements occurred during this time period other than as disclosed in Note 16.
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
Segment Reporting
     With the recent discontinuation and sale of our personalized medicine services business, we currently operate in a single industry segment — the development of innovative drugs for the treatment of a variety of disorders of the central nervous system. Additionally, we have no foreign operations.
Reclassification
     Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

3. Recent Accounting Pronouncements
     In March 2010, the Financial Accounting Standards Board (“FASB”) ratified the authoritative guidance regarding the milestone method of revenue recognition. It was concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. The guidance states than an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years and interim periods beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial position and results of operations.
          In January 2010, the FASB issued updated authoritative guidance related to fair value measurements which requires certain new disclosures including the following: 1) amounts transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, which is effective for interim and annual periods beginning after December 15, 2009; and 2) activities in Level 3 fair value measurements including purchases, sales, issuances and settlements, which is effective for annual periods beginning after December 15, 2010. During the nine months ended September 30, 2010, we adopted accounting guidance requiring additional disclosure of the fair value of financial instruments for interim and annual reporting periods. The adoption did not have a material impact on the condensed consolidated financial statements. See Note 13, Fair Value Disclosures. We are currently evaluating the effect that the remaining guidance, not yet adopted, will have on our consolidated financial position and results of operations.
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

     At September 30, 2010 and December 31, 2009, short-term investments consisted of the following:

		September 30, 2010
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$73,770,988	$57,843	$(4,493)	$73,824,338
Corporate debt securities	8,508,625	39,173	—	8,547,798

	$82,279,613	$97,016	$(4,493)	$82,372,136

		December 31, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government and agency debt	$93,037,626	$159,185	$(28,944)	$93,167,867
Corporate debt securities	9,846,774	45,410	(4,634)	9,887,550

	$102,884,400	$204,595	$(33,578)	$103,055,417

     Contractual maturities for short-term investments at September 30, 2010 were as follows:

Fair Value
Due within 1 year	$78,763,351
After 1 year but within 2 years	3,608,785

Total	$82,372,136

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

     Commercial revenues include royalties on product sales of Savella, revenue from the New Drug Application (“NDA”) approval milestone, sales-based milestones, and reimbursement for co-promotion of Savella. Royalty revenue is recognized based on royalties reported by Forest Laboratories, Inc. (“Forest Laboratories”) during the quarter with such payment due within 45 days after quarter end. The royalty rate of 15.0% as stated in the agreement with Forest Laboratories is subject to prospective adjustment based on Forest Laboratories’ total payment obligations to us and Pierre Fabre Medicament (“Pierre Fabre”); however, the royalty rate cannot be reduced below the stipulated floor. Revenue from the NDA approval milestone achieved in January 2009, net of sublicense fees, is being recognized ratably over the period of 13 years from the date the milestone was achieved, which corresponds with the obligation period (which is equivalent to the patent life). As we have an obligation to reimburse Forest Laboratories for a portion of the cost for samples of Savella, this milestone was not considered substantive and therefore, we determined that the consideration received from Forest Laboratories was inseparable from the on-going obligation. We regularly review the period of time that we expect to be satisfying these obligations, and if there are changes in facts and circumstances, we reassess the period of time that revenue is being recognized and adjust the period accordingly. Revenue related to sales-based milestones, net of sublicense fees, is recognized upon the achievement of the specified milestones, where such milestones are substantive, were not readily assured at the inception of the agreement and are non-refundable. Co-promotion reimbursement revenue is recognized in the period in which the detailing calls (measured on a per physician call basis) are performed using an estimated reimbursement rate based on historical cost information provided to us by Forest Laboratories. We recognize this revenue as services have been rendered, the reimbursement rate is determinable and collectability is reasonably assured. The corresponding costs associated with the co-promotion reimbursement are included as a component of selling, general and administrative expense on the Condensed Consolidated Statement of Operations. We agreed with Forest Laboratories to discontinue our rights to co-promote Savella on August 4, 2010.
     In connection with our personalized medicine services, such services are performed based on a written test requisition form. We generally bill third-party payers for these services upon generation and delivery of a report to the ordering physician. As such, we take assignment of benefits and the risk of collection with the third-party payer. We currently do not have any contracts with private third-party payers. As relatively new tests, the personalized medicine services offered by us may not be covered under third-party payer reimbursement policies. Consequently, we pursue case-by-case reimbursement where policies are not in place or payment history has not been established. We usually bill the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier as allowed by law. As a result, at the time of delivery of the report to the ordering physician, and in the absence of a reimbursement contract or sufficient payment history, collectibility cannot reasonably be assured and revenues are therefore only recognized at the time cash is collected. We announced on August 4, 2010 that we were discontinuing our active marketing of our personalized medicine services, and on October 8, 2010 announced that we had entered into an asset purchase agreement whereby Exagen Diagnostics, Inc. acquired our diagnostic business, which includes our personalized medicine services (as disclosed in Note 16).
6. Research and Development Expenses
     Research and development expenses consist primarily of salaries and related personnel expenses for our research and development personnel, fees paid to external service providers to conduct clinical trials, patient enrollment costs, fees and milestone payments under our license, collaboration, development and asset purchase agreements (including one-time upfront payments recognized as research and development expenses to acquire or in-license compounds for our drug development activities), supplies, materials and equipment. All such costs are charged to research and development expenses as incurred. Clinical trial costs are a significant component of our research and development expenses and include costs associated with third-party contractors. We accrue clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. Actual clinical trial costs may differ from estimated clinical trial costs and are adjusted during the period in which they become known. There were no material adjustments for the three and nine months ended September 30, 2010 and 2009 for a change in clinical trial cost estimates.

7. Net Loss Per Share
     Net loss per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options, restricted stock units and warrants is reflected in diluted net loss per share by application of the treasury stock method. We have excluded all outstanding stock options, restricted stock units and warrants from the calculation of diluted loss per share for the three and nine months ended September 30, 2010 and 2009 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculation of diluted loss per common share was 20,063 and 683,187 for the three months ended September 30, 2010 and 2009, respectively, and 89,739 and 721,140 for the nine months ended September 30, 2010 and 2009, respectively.
     On January 4, 2010, we granted 100,000 restricted stock units to our chief executive officer. The restricted stock units vest in full after three years subject to our chief executive officer’s continuous service through such date. Such securities were not included in the computation of basic earnings per share for the three and nine months ended September 30, 2010 as the effect would be antidilutive.
8. Comprehensive Loss
     The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(40,821,716)	$(5,469,367)	$(47,181,255)	$(23,238,774)
Unrealized gain (loss) on short-term Investments	6,975	(20,956)	(78,494)	(169,823)

Comprehensive loss	$(40,814,741)	$(5,490,323)	$(47,259,749)	$(23,408,597)

9. Stock-Based Compensation
     Total stock-based compensation expense, which relates to stock options granted to employees and non-employee directors and restricted stock awards recognized for the three and nine months ended September 30, 2010 and 2009, was comprised as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Discontinued operations	$38,721	$55,640	$134,631	$129,741
Research and development expenses	246,821	344,108	445,638	1,041,496
Selling, general and administrative expenses	868,160	1,370,367	4,369,813	4,444,823
Restructuring charges	169,942	—	169,942	—

	$1,323,644	$1,770,115	$5,120,024	$5,616,060

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
     As of September 30, 2010, we had $8.0 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 2.1 years.
     As of September 30, 2010, we had $0.5 million of unamortized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a remaining weighted average vesting period of 2.3 years.
     The matching contribution in common stock to our 401(k) Plan is included as a component of our share-based compensation to employees. Such matching contribution is made on the last day of June and the last day of December of each plan year. For the nine months ended September 30, 2010 and 2009, the charge for the matching contribution was $487,733 and $680,001, respectively.
10. Restructuring
     During August 2010, we implemented a restructuring plan to reduce operating costs and focus our resources on the development of recently licensed and acquired compounds, which target large unmet medical needs for patients suffering from disorders of the CNS. In connection with this restructuring, we discontinued our rights under our agreement with Forest Laboratories to co-promote Savella and decided to discontinue or sell our personalized medicine services business. The restructuring plan resulted in a reduction in force of 123 employees, or approximately 86% of our workforce. Affected employees were provided with up to 60 days of leave of absence pay in accordance with the Worker Adjustment and Retraining Notification Act, 60 days of employee benefits and continued vesting of stock options. Certain employees also received severance payments and continuation of medical insurance under COBRA.
     As of a result of this restructuring, we recorded a restructuring charge of $4.2 million during the three months ended September 30, 2010, consisting of $3.7 million included in continuing operations and $0.5 million included in discontinued operations. We do not expect to incur significant additional restructuring-related charges, and we expect to complete the cash payments in connection with the restructuring in the fourth quarter of 2010. The current balance of the liability is included in “Accrued restructuring charges” on the Condensed Consolidated Balance Sheets, and the components are summarized in the following table:

			Property
			and
	Paid Leave,		Equipment
	Severance	Non-Cash	and	Contract
	and Other	Stock-Based	Intangible	Termination
	Benefits	Compensation	Assets	Costs	Total
Restructuring charges	$2,703,426	$169,942	$323,607	$509,542	$3,706,517
Charges in discontinued operations	184,650	25,814	247,500	—	457,964
Cash payments	(2,603,996)	—	—	(556,542)	(3,160,538)
Non-cash charges	—	(195,756)	(571,107)	—	(766,863)

Ending liability balance at September 30, 2010	$284,080	$—	$—	$(47,000)	$237,080

11. Discontinued Operations
     We announced on August 4, 2010 that we intended to either discontinue or sell our personalized medicine services business by the end of the third quarter of 2010. This business primarily develops and sells specialized diagnostic tests to provide physicians with actionable information to help manage their patients’ care, including predicting the likelihood of developing disease or optimizing therapy. During the third quarter of 2010, the personalized medicine services business had met the criteria to be accounted for as discontinued operations. The operations and cash flows from the personalized medicine services business will be eliminated from the ongoing operations of the entity as a result of the disposal transaction, and we will not have any significant continuing involvement in the operations of the personalized medicine services business after the disposal transaction.
     In connection with our annual assessment of goodwill impairment in 2009, the goodwill related to our personalized medicine services business was determined to be fully impaired, resulting in a $1.1 million impairment charge recorded during the fourth quarter of 2009. As of September 30, 2010, we had no goodwill remaining related to our personalized medicine services business.
     The sale of the personalized medicine services business was consummated during October 2010 as disclosed in Note 16. Future cash flows in connection with the sale of the personalized medicine services business consist of up to $8.0 million in upfront and potential milestone payments, as well as potential royalties based on product sales. The total upfront payment consists of an immediate payment of $2.0 million, which was received in October 2010, with a second payment of $2.0 million due in October 2012.
     We have reflected the results of this business as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The assets of this business are reflected as assets held for sale.
     The following summarized financial information related to our personalized medicine services business is segregated from continuing operations and reported as discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues from personalized medicine services	$148,561	$74,586	$521,592	$133,485
Expenses:
Cost of personalized medicine services	281,158	562,831	1,370,284	1,421,026
Research and development	139,089	231,373	627,762	2,778,530
Restructuring	457,964	—	457,964	—

Total expenses	878,211	794,204	2,456,010	4,199,556

Net loss from discontinued operations	(729,650)	(719,618)	(1,934,418)	(4,066,071)

12. Licensing Transactions and Asset Purchase Agreement
Alexza Pharmaceuticals License and Development Agreement
     In August 2010, we entered into a license and development agreement (the “License and Development Agreement”) with Alexza Pharmaceuticals, Inc. (“Alexza”) pursuant to which we obtained an exclusive worldwide license from Alexza under certain patents and know-how to Alexza’s Staccato nicotine technology, a novel electronic multi-dose delivery technology designed to help people stop smoking.
     As consideration for the license, we paid Alexza an upfront payment of $5.0 million. In addition, following the completion of certain clinical milestones relating to the Staccato nicotine technology, we will be obligated to pay to Alexza an additional technology transfer payment of $1.0 million (the “Technology Transfer Payment”) in consideration for the transfer to us by Alexza of certain additional know-how and materials relating to the technology then in Alexza’s possession. We are obligated to reimburse Alexza’s costs and expenses to conduct activities under a development plan agreed upon by the parties and to use commercially reasonable efforts to research, develop and commercialize the product. We may terminate development at any time, subject to our obligation to reimburse certain costs and expenses of Alexza incurred under the development plan.
     Under the terms of the License and Development Agreement, in the event that we sell or license the Staccato nicotine technology, Alexza will be entitled to receive 10% of the net proceeds of such sale or license (the “Carried Interest”) until such time as we invest $23.0 million in development-related costs in the technology (including the payment of the Technology Transfer Payment). If we elect to license or sell the Staccato nicotine technology prior to the time we have paid the Technology Transfer Payment to Alexza, Alexza’s carried interest will be adjusted upward to 50% of the net proceeds. Once we invest in excess of $23.0 million for development of the Staccato nicotine technology (including the payment of the Technology Transfer Payment), Alexza will be offered the opportunity to fund an amount equal to 10% of such expenses. If Alexza chooses not to fund its share of the development expenses, the 10% Carried Interest will be reduced.
     We will have the right to buy out the Carried Interest (the “Buy Out”) upon the occurrence of certain developmental milestones relating to the technology (the “Company Buy-Out Option”) at the then fair market value. In addition, subject to certain conditions, Alexza will have the right to cause us to effect the Buy Out in connection with certain transactions that result in a change in control of the Company (the “Alexza Buy-Out Option”). If we exercise the Company Buy-Out Option or if Alexza exercises the Alexza Buy-Out Option, we and Alexza will negotiate in good faith to determine the price to be paid by us to Alexza to effect the Buy Out. In the event that the parties are unable to agree upon the price to be paid by us to Alexza to effect the Buy Out, a third party valuation expert shall be engaged to determine the then fair market value of the Carried Interest and we and Alexza shall be required to proceed with the Buy Out with us paying to Alexza the price determined by such valuation expert.

     Upon the occurrence of certain events described in the License and Development Agreement, including our failure to pay the Technology Transfer Payment, the discontinuation by us of our development of products resulting from the Staccato nicotine technology other than as a result of a breach by Alexza of certain obligations described in the License and Development Agreement, or specified uncured breaches of the License and Development Agreement by us, we will be required to use commercially reasonable efforts to sell or license the Staccato nicotine technology and to pay to Alexza its applicable Carried Interest in the proceeds. If we are unable to sell or license the technology within the period described in the License and Development Agreement then the License and Development Agreement shall terminate in its entirety. In the event that such termination occurs after the first anniversary of the date of the License and Development Agreement, then, in the event that Alexza sells or licenses the Staccato nicotine technology following such termination it will be required to reimburse us for a portion of the costs incurred prior to the date of termination.
     Pursuant to the accounting guidance for business combinations, we determined that the license acquired from Alexza does not constitute a business and accordingly, the transaction has been accounted for as an asset acquisition. The $5.0 million upfront payment was charged to research and development expenses during the third quarter of 2010 as the ultimate commercialization of the related product candidate is uncertain and the technology has no alternative uses.
Marina Biotech Asset Purchase Agreement
     In August 2010, we entered into an asset purchase agreement with Marina Biotech, Inc. (“Marina”), pursuant to which we purchased certain assets related to Marina’s carbetocin development program for the treatment of the core symptoms of autism.
     We made an initial payment of $0.75 million to Marina as a portion of the purchase price. Following successful completion of specified patent issuance and late-stage development and commercial events relating to the carbetocin program, we will be obligated to pay to Marina additional milestones of up to $27.0 million in the aggregate. In the event that we commercialize a product containing carbetocin, Marina will be entitled to receive a percentage of net sales so long as a valid claim of an issued patent within the purchased assets exists, which obligation will terminate upon the entry of a generic product.
     We are obligated to use commercially reasonable efforts to develop and market at least one product relating to the carbetocin program in the United States, provided that we may determine in our sole discretion to cease development or commercialization at any time. If we cease development or commercialization, Marina can seek to reacquire the purchased assets from us on reasonable terms to be negotiated by the parties in good faith.
     Pursuant to the accounting guidance for business combinations, we determined that the assets acquired from Marina do not constitute a business and accordingly, the transaction has been accounted for as an asset acquisition. The $0.75 million upfront payment was charged to research and development expenses during the third quarter of 2010 as the ultimate commercialization of the related product candidate is uncertain and the technology has no alternative uses.

BioLineRx License Agreement
     In June 2010, we entered into a license agreement with BioLineRx Ltd. (“BioLineRx”) whereby we acquired an exclusive North American license for the development and commercialization of BioLineRx’s novel antipsychotic for the treatment of schizophrenia (CYP-1020). The terms of the agreement included an upfront payment of $30.0 million, with total potential clinical and regulatory milestones of up to $160.0 million through to approval in the United States (the majority of which are related to improvement in cognition), potential commercial milestones of $85.0 million, and a potential additional $90.0 million associated with approval for additional indications in the United States or for approval in other countries in North America. In addition, we will fund all continuing development activities of CYP-1020 and are obligated to pay BioLineRx a royalty based on net sales.
     The effectiveness of the license agreement was subject to the consent of the Office of Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel (“OCS”). During August 2010, we received written notice of consent and effectiveness from the OCS regarding our license agreement. As a result of OCS approval, the upfront payment in the amount of $30.0 million, which had been placed in an escrow account pending receipt of a satisfactory OCS consent and effectiveness of the license agreement, was released and paid to BioLineRx.
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
     Pursuant to the accounting guidance for business combinations, we determined that the license acquired from BioLineRx does not constitute a business and accordingly, the transaction has been accounted for as an asset acquisition. The $30.0 million upfront payment, which was released from escrow and paid to BioLineRx during August 2010, was charged to research and development expenses during the third quarter of 2010 as the ultimate commercialization of the related product candidate is uncertain and the technology has no alternative uses.
13. Fair Value Disclosures
     The following table presents information about our financial assets measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds as Level 1 assets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify U. S. government and agency debt and corporate debt securities as Level 2 assets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At September 30, 2010, we did not hold any Level 3-classified financial assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements at September 30, 2010
	Balance as of	Quoted Prices in	Significant Other	Significant
	September 30,	Active Markets	Observable Inputs	Unobservable
Description	2010	(Level 1)	(Level 2)	Inputs (Level 3)
Financial instruments owned:
Money market funds	$14,430,931	$14,430,931	$—	$—
U.S. government and agency debt	73,824,338	—	73,824,338	—
Corporate debt securities	8,547,798	—	8,547,798	—

Total financial instruments owned	$96,803,067	$14,430,931	$82,372,136	$—

14. Shareholder Rights Plan
     In September 2010, we entered into a Rights Agreement (the “Rights Agreement”) with American Stock Transfer & Trust Company, LLC, as Rights Agent (the “Rights Agent”). The Rights Agent currently serves as our transfer agent with respect to our Common Stock and also has been appointed transfer agent with respect to the Series A Junior Participating Preferred Stock, par value $0.001 per share, if any, that may be issued pursuant to the exercise of rights under the Rights Agreement.
     Pursuant to the Rights Agreement, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share (the “Common Shares”), of the Company, payable to stockholders of record on October 8, 2010 (the “Record Date”) . The Rights will also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company at a price of $15 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. Each Preferred Share is designed to be the economic equivalent of 100 Common Shares. The Rights only become exercisable upon the occurrence of certain events set forth in the Rights Agreement. The description and terms of the Rights are set forth in the Rights Agreement.
15. Commitments and Contingencies
Bonus Plan
     Under our 2010 Bonus Plan, executive officers and certain employees are eligible for bonuses ranging from 0% to 150% of their annual salary based on meeting the objectives as stipulated in the plan. The total annual target bonus could range from $0 to $1.5 million. As of September 30, 2010, we have not accrued for a bonus under the 2010 Bonus Plan as the achievement of such bonuses is uncertain and the amount cannot be reasonably estimated. Any bonuses earned under the 2010 Bonus Plan would be paid in 2011.
Offer by Ramius
     On July 19, 2010, we received an unsolicited proposal from Ramius LLC (“Ramius”) to acquire Cypress for $4.00 per share in cash. Our Board of Directors reviewed the Ramius proposal with our financial and legal advisors, and on August 5, 2010, we wrote to Ramius advising them that our Board of Directors had rejected the offer.
     On September 15, 2010 Ramius commenced an unsolicited tender offer to acquire all of our outstanding common shares at a price of $4.25 per share in cash. Our Board of Directors reviewed the unsolicited tender offer and on September 28, 2010, we announced that our Board of Directors had unanimously rejected the offer. The Ramius offer is scheduled to expire on December 10, 2010, unless extended.
Litigation
     In September 2010, a class-action complaint was filed in the Delaware Chancery Court by a shareholder of the Company alleging that the Board of Directors breached their fiduciary duties by failing to adequately consider the proposed transaction by Ramius. While we believe that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of the plaintiff could have a significant adverse effect on our financial condition and results of operations.
16. Subsequent Events
Sale of Personalized Medicine Services Business
     During October 2010, we entered into an asset purchase agreement with Exagen Diagnostics, Inc. (“Exagen”) pursuant to which Exagen acquired our personalized medicine services business for a total of up to $8.0 million in upfront and potential milestone payments, as well as potential royalties based on product sales. The total upfront payment of $4.0 million consists of an immediate payment of $2.0 million with a second payment of $2.0 million due in October 2012. The proceeds from the sale of the personalized medicine services business will be included as a component of discontinued operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Except for the historical information contained herein, the information contained herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including, in particular, statements about our product candidates, their potential benefits and the timing for their clinical testing and further development, and about our plans, strategies and prospects and the anticipated benefits associated with each. These statements, which may include words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “anticipate,” “estimate,” “should,” or similar words, are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Although we believe that our beliefs, expectations and assumptions reflected in these statements are reasonable, our actual results and financial performance may prove to be very different from what we might have predicted on the date of this Form 10-Q. Factors that could cause or contribute to differences include, but are not specifically limited to, our shift in strategy to focus on research and development in the area of the central nervous system, the risks that our product candidates may not demonstrate adequate safety and/or efficacy in later clinical trials to continue with their development, may not have adequate intellectual property right protection to support their continued development, may be unable to obtain FDA or similar regulatory approval for commercialization for any of many reasons relating to the regulatory approval process, or may address a commercial market that is smaller than currently anticipated by us and that does not support their continued development, or that we may otherwise fail to successfully develop and commercialize our product candidates, the risks that our restructuring-related charges may be greater than expected or require more cash than expected and that our anticipated reduction in operating costs from the restructuring may be less than expected, risks relating to our corporate partner’s ability to sell Savella, risks relating to our ability to acquire or in-license and develop any compounds or products to treat any other indications that we may pursue in the area of the central nervous system or otherwise engage in strategic acquisitions, in-licenses, collaborations or other transactions, risks relating to our ongoing evaluation of strategic alternatives, including the possibility that such evaluation will not result in any transaction, and our cash position and the period over which our existing cash is expected to be sufficient to fund our operations, as well as the other risks detailed in this Form 10-Q and in our other Securities and Exchange Commission (“SEC”) filings.
     We undertake no obligation to publicly release revisions in such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as required by securities and other applicable laws.
     We own or have rights to various copyrights, trademarks and service marks used in our business, including the following: Cypress Bioscience, Inc. SavellaTM is a trademark of Forest Laboratories, Inc. This report also includes other trademarks, service marks, and trade names of other companies.
Company Overview
     We have undergone a recent shift in strategy, returning to our historical focus on research and development in the area of the central nervous system, or CNS. Our current strategy is dedicated to the development of innovative drugs targeting large unmet medical needs for patients suffering from disorders of the CNS. Since 1999, we have received FDA approvals for the two programs we took forward to the FDA, including approval for Savella® (milnacipran HCl) for fibromyalgia and approval for Prosorba™, a medical device for rheumatoid arthritis. Development-stage assets include CYP-1020 for cognitive impairment in schizophrenia, an intranasal formulation of carbetocin for the core symptoms of autism, and the Staccato nicotine technology, which is a novel electronic multidose delivery technology designed to help people stop smoking. We believe all of these assets meet four important criteria we have established for acquisition and in-licenses of product candidates: 1) they seek to address a large unmet clinical need and market opportunity, 2) they have well-characterized pharmacology with the primary residual risk to their development being clinical / regulatory, 3) they are innovative with the potential to be first in class, and 4) they may reach a significant value creating milestone within approximately two years.

     In connection with our renew strategic focus on CNS drug development, on August 4, 2010, we announced that we had discontinued our rights under our agreement with Forest Laboratories to co-promote Savella, and that we would either sell or discontinue our diagnostics business by the end of the third quarter of 2010. Forest paid us a one-time payment of $2.0 million to help facilitate with this transition. We retained all other rights under our agreement with Forest including our 15% royalty on Savella sales and may pursue the opportunity to re-activate the co-promotion right through discussions with Forest in the future. Forest has indicated that it will maintain promotional levels behind Savella. The winding down of the commercial organization decreases our cost structure and we estimate will result in a decrease in annual operating costs of approximately $10.0 million. Operating results for the third quarter of 2010 include restructuring-related charges in the amount of $3.7 million in connection with the reduction in force we announced in August 2010.
     Consistent with our earlier announcement that we would sell or discontinue our diagnostics business, on October 8, 2010 we announced that we had entered into an asset purchase agreement under which Exagen Diagnostics, Inc. acquired our diagnostic business for a total of up to $8.0 million in upfront and potential milestone payments (with $4.0 million being the upfront cash payment, split into two payments, 24 months apart), with additional possible future payments in the form of royalties on product sales. The sale of the diagnostics business followed a comprehensive, formal process we initiated earlier this year related to the decision, described earlier, to sell these assets or discontinue the diagnostics business by the end of the third quarter of this year. Under the terms of the agreement, Exagen Diagnostics purchased substantially all of the assets of the diagnostic business, including all testing services, intellectual property rights and equipment, and assumed the lease for Cypress’ laboratory operations at the current San Diego, California location and all of the Cypress laboratory employees were offered positions with Exagen. With the sale of our personalized medicine services business, we currently operate in a single industry segment.
     Research and Development Strategy
     CYP-1020
     In June 2010, we announced our first transaction in line with our renewed strategy of focusing on developing drugs targeting CNS by entering into an exclusive North American license for the development and commercialization of BioLineRx’s novel antipsychotic (CYP-1020), a promising potential treatment for schizophrenia due to its potential ability to improve cognitive function. The total upfront payment to BioLineRx was $30.0 million, with total potential clinical and regulatory milestones of up to $160.0 million through to approval in the United States (the majority of which are related to improvement in cognition), potential commercial milestones of $85.0 million, and a potential additional $90.0 million associated with approval for additional indications in the United States or for approval in other countries in North America. In addition, we will fund all continuing development activities of CYP-1020 and pay BioLineRx a royalty based on sales.
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
     We intend to commence a Phase 2b clinical study for CYP-1020 in 2011 with top line data expected in late 2012.

     Intranasal Carbetocin
          In August 2010, we announced that we had acquired patent rights and technology related to a novel, intranasal formulation of carbetocin, a potential breakthrough treatment for the core symptoms of autism. Under the terms of the agreement, we made an upfront payment to Marina Biotech of $750,000. Subject to certain late-stage clinical and regulatory milestones, including approval in the United States, we may make up to $27.0 million in additional payments to Marina Biotech. We will also fund all continuing development activities and pay single-digit royalties to Marina Biotech based on commercial sales, if any.
          Carbetocin is a long-acting analog of oxytocin, the latter a naturally produced hormone that has been shown to have beneficial effects in treating the core symptoms of individuals with autism in small pilot studies. Carbetocin was originally developed by Ferring Pharmaceuticals and is sold in multiple countries outside of the U.S. solely in a parenteral form for the treatment of postpartum hemorrhage. Marina Biotech developed an intranasal formulation of this agent with the goal of assessing its efficacy for the treatment of autism. Phase 1 studies have been completed with this novel formulation.
          We intend to move straight into the clinic with carbetocin with the goal of having results from the first proof of concept study within two years.
     Staccato Nicotine
     In August 2010, we announced that we had licensed Alexza Pharmaceutical’s Staccato nicotine technology – a novel electronic multidose delivery technology designed to help people stop smoking. The innovative Staccato nicotine technology is intended to improve on a well-validated smoking cessation approach by delivering nicotine via inhalation, thus mimicking the actual nicotine effects of smoking without the deleterious side effects associated with cigarettes. According to the terms of the agreement, we paid Alexza an upfront payment of $5.0 million to acquire the worldwide license for the Staccato nicotine technology. In addition, following the completion of certain clinical milestones relating to the Staccato nicotine technology, we will be obligated to pay to Alexza an additional technology transfer payment of $1.0 million. Alexza will have a carried interest of 10% (subject to adjustment in certain circumstances) in the net proceeds of any sale or license by Cypress of the Staccato nicotine assets and the carried interest will be subject to put and call rights in certain circumstances.
     Staccato nicotine is designed to help smokers quit by addressing both the chemical and behavioral components of nicotine addiction by combining nicotine replacement via inhalation with a user-friendly drug delivery device. The Staccato technology may be capable of mimicking the pharmacokinetics of smoking cigarettes through the delivery of optimally-sized nicotine particles to the deep lung. Staccato nicotine may also provide some of the psychological aspects of smoking (e.g., hand-to-mouth movement, oral inhalation) and could allow smokers to self-administer and possibly titrate to the dose to treat cravings. Importantly, the electronics embedded within the Staccato delivery system could allow for the programmed, over-time reduction in the overall daily dose of nicotine, and ultimately may lead to the better management of nicotine cravings and eventual sustained smoking cessation.
     We intend to commence a Phase 1 study for Staccato nicotine in 2011 and to commence a Phase 2 study as quickly as possible thereafter.

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
     Offer by Ramius
     On July 19, 2010, we received an unsolicited proposal from Ramius LLC to acquire Cypress for $4.00 per share in cash. Our Board of Directors reviewed the Ramius proposal with our financial and legal advisors, and on August 5, 2010, we wrote to Ramius advising them that our Board of Directors had unanimously concluded that the Ramius proposal grossly undervalues our current business and future prospects and consequently is not in the best interest of our stockholders.
     On September 15, 2010 Ramius commenced an unsolicited tender offer to acquire all of our outstanding common shares at a price of $4.25 per share in cash. Our Board of Directors reviewed the unsolicited tender offer and on September 28, 2010 we announced that our Board of Directors had unanimously rejected the offer. Our Board of Directors reached its recommendation after careful consideration, including a thorough review of the Ramius offer with our independent financial and legal advisors, and unanimously determined that the Ramius offer grossly undervalues our current business and future prospects, is highly conditional rendering it illusory and is not in the best interests of Cypress and our stockholders (other than Ramius and its affiliates). The Ramius offer is scheduled to expire on December 10, 2010, unless extended.
     Evaluation of Strategic Alternatives
     In September 2010, we announced that our Board of Directors had determined to engage in a broad evaluation of our strategic alternatives, with the assistance of our financial advisors, in order to attempt to maximize value for all Cypress stockholders. The Board’s commitment to explore strategic alternatives may include but not be limited to monetization of certain Cypress assets or other transactions that deliver value to Cypress’ stockholders and/or pursuit of Cypress’ current CNS strategy, or a sale or strategic combination of Cypress with third parties. We will continue to operate our business in the ordinary course, taking into account the exploration of alternatives process. There can be no assurance that the evaluation of strategic alternatives will result in any transaction and we do not intend to disclose developments regarding the evaluation of strategic alternatives unless and until a final decision is made.

Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this quarterly report.
Comparison of Three Months Ended September 30, 2010 and 2009
Revenues Under Collaborative Agreements
     We recognized revenues under our collaborative agreement with Forest Laboratories of $0.8 million for the three months ended September 30, 2010 compared to $0.8 million for the three months ended September 30, 2009. The revenues under collaborative agreements recorded during the three months ended September 30, 2010 and 2009 consisted entirely of amounts earned or reimbursed to us pursuant to our license and collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of Savella. Such revenues included the recognition of the $25.0 million upfront payment received in January 2004 from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella. The amount of sponsored development reimbursements from Forest Laboratories and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella changes periodically and may be eliminated based on the level of development activity.
Commercial Revenues
     We recognized commercial revenues of $7.2 million for the three months ended September 30, 2010 compared to $4.7 million for the three months ended September 30, 2009.

     The following table summarizes the components of commercial revenues for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009
Royalty revenue	$3,214,356	$1,286,484
Revenue from milestones	382,660	9,660
Co-promotion reimbursement	3,614,069	3,401,694

	$7,211,085	$4,697,838

     We recognized royalty revenue of $3.2 million for the three months ended September 30, 2010 based on net sales of Savella during the period as reported by Forest Laboratories compared to $1.3 million for the three months ended September 30, 2009. The increase in royalty revenue is due to increased sales during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 given the increased unit volume.
     Revenue from milestones for the three months ended September 30, 2010 and 2009 consisted of the recognition of $0.5 million related to the $25.0 million milestone payment, net of the $1.25 million sublicense payment to Pierre Fabre, received in January 2009 upon NDA approval, and less sampling obligations of $0.1 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively. The milestone will be recognized on a straight-line basis, less sampling obligations, over the ongoing commercial obligation period, which is estimated to be 13 years.
     Co-promotion reimbursement revenue of $3.6 million and $3.4 million for the three months ended September 30, 2010 and 2009, respectively, consisted of reimbursement from Forest Laboratories for detail calls provided by our sales force during the period, as well as reimbursement for certain marketing costs incurred by us. On August 3, 2010, we entered into an agreement with Forest Laboratories to discontinue our rights to co-promote Savella effective as of that date. As part of this agreement, Forest Laboratories paid us a one-time fee of $2.0 million in August 2010, which is included in co-promotion reimbursement revenue for the three months ended September 30, 2010. As a result of this agreement, we will no longer be recognizing co-promotion reimbursement revenue in subsequent periods. We will retain all other rights under our agreement with Forest Laboratories including our royalty on Savella sales.
     The co-promotion reimbursement for detail calls is determined based on the number of detailing calls made by our sales force (measured on a per physician call basis) during the period, each of which is reimbursed at a rate equal to the cost of such effort to Forest Laboratories had it been accomplished by the Forest Laboratories sales force. The corresponding costs associated with our co-promotion reimbursement (incurred prior to the discontinuation of our rights to co-promote) are included as a component of selling, general and administrative expense on the Consolidated Statement of Operations.
Research and Development
     Research and development expenses for the three months ended September 30, 2010 were $37.4 million compared to $1.1 million for the three months ended September 30, 2009. The increase in research and development expenses is primarily attributable to one-time upfront payments recognized as research and development expenses during the three months ended September 30, 2010, consisting of $30.0 million to BioLineRx for the license of a novel antipsychotic for the treatment of schizophrenia, $5.0 million to Alexza for the license of a novel electronic multi-dose technology designed to help people stop smoking and $0.8 million to Marina for the purchase of certain assets related to a development program for the treatment of the core symptoms of autism.

Selling, General and Administrative
     Selling, general and administrative expenses for the three months ended September 30, 2010 and 2009 is comprised of the following:

	Three Months Ended
	September 30,
	2010	2009
Sales and marketing	$1,949,350	$5,516,639
General and administrative	5,165,374	3,945,220

	$7,114,724	$9,461,859

     Sales and marketing expenses decreased to $1.9 million for the three months ended September 30, 2010 from $5.5 million for the three months ended September 30, 2009. The decrease in sales and marketing expenses is primarily due to our agreement with Forest Laboratories to discontinue our rights to co-promote Savella effective August 3, 2010 and the resulting workforce reduction impacting our entire sales and marketing organization. We expect further decreases in sales and marketing expenses in future periods as result of the discontinuation of our rights to co-promote Savella.
     General and administrative expenses increased to $5.2 million for the three months ended September 30, 2010 from $3.9 million for the three months ended September 30, 2009. The increase in general and administrative expenses during the three months ended September 30, 2010 is primarily due to significant legal and investment banking fees incurred in connection with the unsolicited takeover offer received in July 2010. As a result of this takeover offer, we expect increased general and administrative costs in future periods associated with our takeover defense.
Restructuring Charges
     As a result of the implementation of our restructuring plan, we recorded a restructuring charge of $3.7 million (included in continuing operations) in the three months ended September 30, 2010, consisting of $2.7 million of leave of absence pay, severance and healthcare benefits, $0.2 million of non-cash stock-based compensation, $0.3 million of property and equipment and intangible asset write-offs and $0.5 million of contract termination costs. We do not expect to incur significant additional restructuring-related charges, and we expect to complete the cash payments in connection with the restructuring in the fourth quarter of 2010.
Interest Income
     Interest income for the three months ended September 30, 2010 was $0.1 million compared to $0.3 million for the three months ended September 30, 2009. The decrease in interest income for the three months ended September 30, 2010 compared to the corresponding period in 2009 is primarily due to a general decrease in interest rates and related yields experienced during the three months ended September 30, 2010 compared to the three months ended September 30, 2009, as well as lower average balances available for investment during the three months ended September 30, 2010.
Net Loss from Discontinued Operations
     We announced on August 4, 2010 that we intended to either discontinue or sell our personalized medicine services business by the end of the third quarter of 2010, with such sale taking place in October 2010. The results of the personalized medicine services business are included in discontinued operations for all periods presented. In connection with the sale of the personalized medicine services business, we recognized an intangible write-off of $0.2 million during the three months ended September 30, 2010. Additionally, as part of our restructuring plan and the related reduction in force, employees of the personalized medicine services business were provided paid leave, severance and other benefits resulting in a charge of $0.2 million during the three months ended September 30, 2009.

Comparison of Nine Months Ended September 30, 2010 and 2009
Revenues Under Collaborative Agreements
     We recognized revenues under our collaborative agreement with Forest Laboratories of $2.5 million for the nine months ended September 30, 2010 compared to $9.2 million for the nine months ended September 30, 2009. The revenues under collaborative agreements recorded during the nine months ended September 30, 2010 and 2009 consisted entirely of amounts earned or reimbursed to us pursuant to our license and collaboration agreement with Forest Laboratories, entered into in January 2004, for the development and marketing of Savella. Such revenues included the recognition of the $25.0 million upfront payment received in January 2004 from Forest Laboratories on a straight-line basis over a period of 8 years, an additional $1.0 million license payment received from Forest Laboratories in July 2007 to extend the territory to include Canada recognized on a straight-line basis over the remainder of the 8 year amortization period, sponsored development reimbursements and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella. The amount of sponsored development reimbursements from Forest Laboratories and funding received from Forest Laboratories for certain of our employees devoted to the development of Savella changes periodically and may be eliminated based on the level of development activity. Revenues during the nine months ended September 30, 2009 also included a $6.5 million reimbursement for the remaining two-thirds of the costs paid in advance by us in connection with the second Phase III trial for Savella received from Forest Laboratories in January 2009 upon approval of our New Drug Application (“NDA”).
Commercial Revenues
     We recognized commercial revenues of $22.4 million for the nine months ended September 30, 2010 compared to $10.0 million for the nine months ended September 30, 2009.
     The following table summarizes the components of commercial revenues for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009
Royalty revenue	$8,898,045	$2,727,837
Revenue from milestones	1,158,018	934,980
Co-promotion reimbursement	12,328,622	6,316,705

	$22,384,685	$9,979,522

     We recognized royalty revenue of $8.9 million for the nine months ended September 30, 2010 based on net sales of Savella during the period as reported by Forest Laboratories compared to $2.7 million for the nine months ended September 30, 2009. The increase in royalty revenue is primarily due to increased sales during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 as Savella was launched during May 2009 resulting in a full period of activity during the nine months ended September 30, 2010.
     Revenue from milestones for the nine months ended September 30, 2010 and 2009 consisted of the recognition of $1.4 million related to the $25.0 million milestone payment, net of the $1.25 million sublicense payment to Pierre Fabre, received in January 2009 upon NDA approval, and less sampling obligations of $0.2 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively. The milestone will be recognized on a straight-line basis, less sampling obligations, over the ongoing commercial obligation period, which is estimated to be 13 years.

     Co-promotion reimbursement revenue of $12.3 million and $6.3 million for the nine months ended September 30, 2010 and 2009, respectively, consisted of reimbursement from Forest Laboratories for detail calls provided by our sales force during the period, as well as reimbursement for certain marketing costs incurred by us. The increase in co-promotion reimbursement revenue is due to increased detail calls during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 as Savella was launched during May 2009 resulting in higher promotional activity during the nine months ended September 30, 2010.
     On August 3, 2010, we entered into an agreement with Forest Laboratories to discontinue our rights to co-promote Savella effective as of that date. As part of this agreement, Forest Laboratories paid us a one-time fee of $2.0 million in August 2010, which is included in co-promotion reimbursement revenue for the nine months ended September 30, 2010. As a result of this agreement, we will no longer be recognizing co-promotion reimbursement revenue in subsequent periods. We will retain all other rights under our agreement with Forest Laboratories including our royalty on Savella sales.
     The co-promotion reimbursement for detail calls is determined based on the number of detailing calls made by our sales force (measured on a per physician call basis) during the period, each of which is reimbursed at a rate equal to the cost of such effort to Forest Laboratories had it been accomplished by the Forest Laboratories sales force. The corresponding costs associated with our co-promotion reimbursement (incurred prior to the discontinuation of our rights to co-promote) are included as a component of selling, general and administrative expense on the Consolidated Statement of Operations.
Research and Development
     Research and development expenses for the nine months ended September 30, 2010 were $39.1 million compared to $7.8 million for the nine months ended September 30, 2009. The increase in research and development expenses is primarily attributable to one-time upfront payments recognized as research and development expenses during the nine months ended September 30, 2010, consisting of $30.0 million to BioLineRx for the license of a novel antipsychotic for the treatment of schizophrenia, $5.0 million to Alexza for the license of a novel electronic multi-dose technology designed to help people stop smoking and $0.8 million to Marina for the purchase of certain assets related to a development program for the treatment for the treatment of the core symptoms of autism. The increase in research and development expenses was partially offset by a $3.0 million milestone payment owed to Pierre Fabre upon NDA approval in January 2009 and a decrease in costs incurred during the nine months ended September 30, 2010 in connection with our proof of concept studies for new compounds.
Selling, General and Administrative
     Selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009 is comprised of the following:

	Nine Months Ended
	September 30,
	2010	2009
Sales and marketing	$13,202,413	$18,975,092
General and administrative	14,589,539	12,900,895

	$27,791,952	$31,875,987

     Sales and marketing expenses decreased to $13.2 million for the nine months ended September 30, 2010 from $19.0 million for the nine months ended September 30, 2009. The decrease in sales and marketing expenses is primarily due to our agreement with Forest Laboratories to discontinue our rights to co-promote Savella effective August 3, 2010 and the resulting workforce reduction impacting our entire sales and marketing organization.
     General and administrative expenses increased to $14.6 million for the nine months ended September 30, 2010 from $12.9 million for the nine months ended September 30, 2009. The increase in general and administrative expenses during the nine months ended September 30, 2010 is primarily due to significant legal and investment banking fees incurred in connection with the unsolicited takeover offer received in July 2010.
Restructuring Charges
     As a result of the implementation of our restructuring plan, we recorded a restructuring charge of $3.7 million (included in continuing operations) in the nine months ended September 30, 2010, consisting of $2.7 million of leave of absence pay, severance and healthcare benefits, $0.2 million of non-cash stock-based compensation, $0.3 million of property and equipment and intangible asset write-offs and $0.5 million of contract termination costs. We do not expect to incur significant additional restructuring-related charges, and we expect to complete the cash payments in connection with the restructuring in the fourth quarter of 2010.
Interest Income
     Interest income for the nine months ended September 30, 2010 was $0.4 million compared to $1.4 million for the nine months ended September 30, 2009. The decrease in interest income for the nine months ended September 30, 2010 compared to the corresponding period in 2009 is primarily due to a general decrease in interest rates and related yields experienced during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, as well as lower average balances available for investment during the nine months ended September 30, 2010.
Net Loss from Discontinued Operations
     We announced on August 4, 2010 that we intended to either discontinue or sell our personalized medicine services business by the end of the third quarter of 2010, with such sale taking place in October 2010. The results of the personalized medicine services business are included in discontinued operations for all periods presented. In connection with the sale of the personalized medicine services business, we recognized an intangible write-off of $0.2 million during the nine months ended September 30, 2010. Additionally, as part of our restructuring plan and the related reduction in force, employees of the personalized medicine services business were provided paid leave, severance and other benefits resulting in a charge of $0.2 million during the nine months ended September 30, 2009. In addition, the results for the nine months ended September 30, 2009 included a $2.0 million upfront payment paid during the first quarter of 2009 in connection with an asset purchase agreement entered into in February 2009.
Liquidity and Capital Resources
     At September 30, 2010, we had cash, cash equivalents and short-term investments of $96.3 million compared to cash, cash equivalents and short-term investments of $141.7 million at December 31, 2009. Working capital at September 30, 2010 totaled $96.2 million compared to $140.5 million at December 31, 2009. We have invested a substantial portion of our available cash in money market funds, marketable debt instruments of governmental agencies and corporate debt securities. We have established guidelines relating to our investments to preserve principal and maintain liquidity.

     Net cash used in operating activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $44.3 million for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $0.3 million for the nine months ended September 30, 2009. The primary source of cash from operations during the nine months ended September 30, 2010 was commercial revenues, including royalty revenue and the co-promotion reimbursement received from Forest Laboratories, offset by cash used in operations including $4.5 million for changes in operating assets and liabilities and non-cash charges of $7.4 million. The primary source of cash from operations during the nine months ended September 30, 2009 was the $25.0 million milestone payment and the $6.5 million reimbursement of expenses received from Forest Laboratories, offset by cash used in operations including $7.9 million for changes in operating assets and liabilities (excluding impact of initial deferred revenue amount from milestone payment) and non-cash charges of $7.7 million.
     Net cash provided by investing activities as disclosed in our Condensed Consolidated Statement of Cash Flows was $19.6 million for the nine months ended September 30, 2010 compared to net cash used in investing activities of $5.1 million for the nine months ended September 30, 2009. The fluctuation in net cash from investing activities resulted primarily from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods.
     As disclosed in our Condensed Consolidated Statement of Cash Flows, we had no cash from financing activities for the nine months ended September 30, 2010 compared to $0.9 million for the nine months ended September 30, 2009. The decrease in net cash provided by financing activities during the nine months ended September 30, 2010 compared to the corresponding prior year period was primarily the result of no exercises of stock options during the nine months ended September 30, 2010 compared to proceeds of approximately $0.9 million from the exercise of stock options during the nine months ended September 30, 2009.
     The following table summarizes our long-term contractual obligations as of September 30, 2010:

		Less than
		1 year	1 - 3 years	3 – 5 years	More than 5
	Total	(2010)	(2011– 2013)	(2014-2015)	years (2016 +)
Operating leases	$686,590	$127,325	$538,883	$20,382	$—
Purchase obligations (1)	4,193,750	1,231,250	2,962,500

Total	$4,880,340	$1,358,575	$3,501,383	$20,382	$—

(1)	Purchase obligations include agreements to purchase goods or services, including consulting services, that are enforceable and legally binding on us and that specify all significant terms. This includes contracts that are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude accrued liabilities to the extent presented on the balance sheet as of September 30, 2010.
     Other commercial and contractual commitments include potential milestone payments of up to $0.5 million to Pierre Fabre and sublicense payments to Pierre Fabre based on 5% of any upfront and milestone payments received from Forest Laboratories, milestone payments of up to $335.0 million to BioLineRx in connection with potential clinical, regulatory and commercial milestones related to the development of CYP-1020, milestone payments of up to $27.0 million to Marina in connection with certain late-stage clinical and regulatory milestones, a potential technology transfer payment of $1.0 million to Alexza in consideration for the transfer to us by Alexza of certain additional know-how and materials and milestone payments up to approximately $37.0 million in connection with license agreements related to our POC programs that are not currently in active development. In the event we move forward with development of a product or service under any of these arrangements, in most instances, we would also be obligated to make royalty payments.

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
     Our current expected primary cash needs on both a short-term and long-term basis are for the development of CYP-1020, the development of Staccato nicotine, the development of intranasal carbetocin, the development of candidates under our POC trials, if any, and general research, working capital and other general corporate purposes and the identification, acquisition or license, and development of, potential future products and services. Excluding the amounts payable under our agreements with Pierre Fabre, BioLineRx, Alexza, Marina and various licensors under our POC trials, the costs of in-licensing or acquiring additional compounds or companies and funding clinical development for any product (other than CYP-1020, Staccato nicotine, intranasal carbetocin and our ongoing POC trials) that we may in-license or acquire, and costs associated with our takeover defense, we estimate that based on our current business plan, net cash required to fund operating expenses will approximate $45.0 million to $50.0 million for the year 2010. In the event we acquire, license or develop any new products or product candidates in addition to CYP-1020, Staccato nicotine and intranasal carbetocin or begin any new POC, the amount to fund our operations for 2010 would increase, possibly materially. We expect that our net losses will continue for at least the next several years as we seek to acquire, license or develop additional products and product candidates in addition to CYP-1020, Staccato nicotine and intranasal carbetocin. Such losses may fluctuate, the fluctuations may be substantial, and we may never become profitable.
     Based on our current business plan, we believe our cash and cash equivalents and short-term investments balances at September 30, 2010 are sufficient to fund operations through at least 2011. However, we are actively continuing to evaluate various potential strategic transactions, which may include the potential acquisitions of products, product candidates and companies, and other alternatives, in addition to CYP-1020, Staccato nicotine and intranasal carbetocin. In order to acquire or develop additional products and product candidates in addition to CYP-1020, Staccato nicotine and intranasal carbetocin, we will likely require additional capital. The amount of capital we require is dependent upon many forward-looking factors that could significantly increase our capital requirements, including the following:
•	the costs and timing of development and regulatory approvals for all our products and product candidates;

•	the extent to which we acquire or invest in other products, product candidates and businesses;

•	the costs of in-licensing drug candidates;

•	the extent to which we achieve milestones under our license and collaboration agreements, including with BioLineRx, Alexza and Marina, and become obligated for milestone payments under those agreements;

•	the ability of Forest Laboratories to reach sales milestones and other events under our collaboration agreement; and

•	the costs of commercialization of any future products and product candidates.

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

PART II OTHER INFORMATION
Item 1 — Legal Proceedings
          On September 17, 2010, a Cypress shareholder, David Bates, on behalf of himself and purportedly on behalf of a class of our stockholders, filed a lawsuit in Delaware Chancery Court, captioned Bates v. Cypress Bioscience, Inc., et al., Case No. 5824. The complaint alleges that our directors breached their fiduciary duties by failing to adequately consider the unsolicited acquisition proposal we received from Ramius LLC on July 19, 2010, and by failing to apprise themselves of the true value of Cypress. Bates seeks to enjoin the unsolicited acquisition proposal we received from Ramius LLC on July 19, 2010, and also seeks unspecified monetary damages and other relief.
          In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.
          Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation, investigation, inquiry or claim, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. An adverse ruling or outcome in any lawsuit involving us could materially affect our business, liquidity, consolidated financial position or results of operations ability to sell one or more of our products or could result in additional competition. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling of such matters.
Item 1A — Risk Factors
     We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Risks related to our business
*The public announcement and related consideration of the Ramius proposal and offer, including our evaluation of strategic alternatives available to us, has created uncertainty that may be disruptive to our business and could create volatility in our stock price.
     On July 19, 2010, we received an unsolicited letter from Ramius LLC in which Ramius indicated that it was prepared to acquire Cypress for $4.00 per share.
     On September 15, 2010, Ramius V&O Acquisition LLC, an affiliate of Ramius, launched an unsolicited tender offer, pursuant to which such entity currently is offering to acquire all of our issued and outstanding shares of common stock for $4.25 per share, subject to certain conditions. As described elsewhere in this report, our Board of Directors reviewed the unsolicited tender offer and on September 28, 2010 we announced that our Board of Directors unanimously rejected the offer. Our Board of Directors reached its recommendation after careful consideration, including a thorough review of the Ramius offer with our independent financial and legal advisors, and unanimously determined that the Ramius offer grossly undervalues our current business and future prospects, is highly conditional rendering it illusory and is not in the best interests of us and our stockholders (other than Ramius and its affiliates).
     We believe that the public announcement and related consideration of the Ramius proposal and offer (and any similar proposal or offer that Ramius or another party may make in the future), and our evaluation of our strategic alternatives, has resulted, and may continue to result, in uncertainty for our current and potential business partners, and may delay the execution of our CNS business strategy. This uncertainty may cause our current and potential business partners to change or terminate their business relationship with us. In addition, we may not be able to attract and retain key management, research and development, technical, financial and other personnel as a result of this uncertainty. Moreover, the review and consideration of the Ramius proposal and offer (and any similar proposal or offer that Ramius or another party may make in the future), including our evaluation of our strategic alternatives has been, and may continue to be, a significant distraction for our management and employees, and have required, and may continue to require, the expenditure of significant time, costs and other resources by us. These activities, and developments relating to them, could also cause our stock price to fluctuate significantly and could result in a significant change in our business.

*Our evaluation of strategic alternatives may not result in any transaction.
     In September 2010 we announced that our Board of Directors has determined to engage in a broad evaluation of our strategic alternatives, with the assistance of our financial advisors, in order to attempt to maximize value for all our stockholders. Our commitment to explore strategic alternatives may include but not be limited to monetization of certain assets or other transactions that deliver value to our stockholders and/or pursuit of our current CNS strategy, or a sale or strategic combination with third parties. There can be no assurance that the evaluation of strategic alternatives will result in any transaction and we do not intend to disclose developments regarding the evaluation of strategic alternatives unless and until a final decision is made.
*We may not be able to successfully develop and commercialize our product candidates.
     As with any drug development, we must commit time, effort and resources to the development of CYP-1020, our intranasal carbetocin compound and Staccato nicotine, and we may not be able to successfully develop and commercialize these product candidates, or any future product candidates we may seek to develop and commercialize, based on any of the many different risks that characterize highly uncertain drug development research and development and commercialization activities, either on the timelines and budgets we expect or at all. For example our product candidates may not demonstrate adequate safety and/or efficacy in future preclinical studies or clinical trials, as applicable, to continue with their development, may not have adequate intellectual property right protection to support their continued development, may be unable to obtain FDA or similar regulatory approval as a drug candidate for any of many reasons relating to the regulatory approval process, may not offer therapeutic or other improvements over existing or future drugs used to treat the same or similar conditions, may not be capable of being produced in commercial quantities at acceptable costs or at all, may address a commercial market that is smaller than currently anticipated by us and that does not support their continued development, and may not be accepted by patients and the medical community, or we may otherwise fail to successfully develop and commercialize our product candidates.
*We may not receive regulatory approval from the FDA or any other regulatory body required for the commercial sale of our product candidates in the United States or elsewhere for any number of reasons.
     The regulatory approval of a new drug candidate typically takes many years and the outcome is uncertain. We may not be able to repeat in future pre-clinical or clinical trials the results achieved in earlier pre-clinical or clinical trials as we move through the regulatory process for development and approval of CYP-1020, our intranasal carbetocin compound or Staccato nicotine, which could cause us to cease further development of these product candidates. Further, it is possible that CYP-1020 will prove to be effective for psychosis but not cognition. We consider CYP-1020 to have considerable pro-cognitive potential and, to the extent CYP-1020 does not prove to be effective for cognition, we may choose to discontinue development of CYP-1020. In addition, it is possible that intranasal carbetocin, despite being a long-acting analog of the natural occurring hormone oxytocin, may not demonstrate similar beneficial effects in the core symptoms of individuals with autism, in which case we may choose to discontinue development of intranasal carbetocin.

     As part of the regulatory approval process, we must conduct, at our own expense, additional preclinical studies and clinical trials for CYP-1020, our intranasal carbetocin compound and Staccato nicotine, as applicable, sufficient to demonstrate their safety and efficacy to the satisfaction of the FDA and other regulatory agencies in the United States and other countries where our product candidates will be marketed if approved. The number of preclinical studies and clinical trials that will be required varies depending on a number of factors including, the type of product, the disease or condition that the product is in development for, the regulations applicable to any particular product, and the outcome of additional preclinical studies and clinical trials. For example, the Staccato nicotine system creates condensation aerosol from a nicotine salt, and there currently are no approved products that use a similar method of drug delivery. Companies developing other inhalation products have not defined or successfully completed the types of preclinical studies we believe will be required for submission to regulatory authorities as we seek approval to conduct our clinical trials. We or our licensor may not have conducted or may not conduct in the future the types of preclinical testing ultimately required by regulatory authorities. In addition, future preclinical toxicology research could reveal unfavorable pharmacology, toxicology, carcinogenicity or side effects that cause us to cease development of Staccato nicotine.
     The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable regulations and standards, including the cGMP (current good manufacturing practice) requirements. The FDA can delay, limit or decline to grant approval for many reasons, including:
•	our product candidates may not be safe or effective;

•	we may not achieve statistical significance for the primary endpoint in clinical trials for our product candidates;

•	FDA officials may interpret data from preclinical testing, clinical trials and/or pharmacovigilance data from use of our product candidates outside of the United States in different ways than we interpret such data;

•	the FDA might not approve our manufacturing processes or facilities, or the processes or facilities of any future collaborators or contract manufacturers we may engage;

•	the FDA may change its approval policies or adopt new regulations; and

•	the FDA may request additional data with respect to our product candidates.
     We may never receive regulatory approval from the FDA or any other regulatory body required for the commercial sale of any future products in the United States or elsewhere.
*We may not be successful in implementing our Research and Development, or R&D, strategy.
     Our focus for our recently renewed R&D strategy is pursuing in-licensing and collaboration transactions for CNS drug development candidates that target large unmet medical needs covering a variety of CNS disorders. The BioLineRx, Marina and Alexza transactions are examples of our pursuing this strategy. The successful development of our product candidates that we may license or acquire is uncertain. Factors, in addition to the above named regulatory factors, that could adversely impact or cause us to cease our development efforts include:
•	our product candidates may, even if approved, address smaller commercial markets than we anticipate;

•	we may not have adequate intellectual property right protection to support continued development efforts with respect to our product candidates;

•	any termination or dispute involving any agreement pursuant to which we in-licensed or otherwise acquired rights to our product candidates;

•	we may not be able to license or acquire any other compounds for future R&D;

•	the competitive landscape may change, making products in development less competitive than alternative treatments, and therefore not commercially viable;

•	we may not be able to obtain a label that includes improvement of cognition during the approval process that would support commercialization of our product candidates; and

•	we may not be able to adequately fund development of one or multiple product candidates.
*We rely on third parties for our sales activities.
     We recently eliminated our sales force and marketing personnel. In connection with this plan, we agreed with Forest Laboratories to discontinue our right to co-promote Savella. As a result, we currently do not have the ability to directly sell, market or distribute any product we develop, and are dependent on Forest for all sales and commercialization activities relating to Savella. With respect to any product we develop, we may have to obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force, or build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms or to establish such sales, marketing and distribution capabilities of our own. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful.
*We rely on third parties to conduct our preclinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for any of our other future product candidates.
     As we have in the past, we expect to continue to rely on third parties to conduct our preclinical studies and clinical trials. Because we do not conduct our own preclinical studies or clinical trials, we must rely on the efforts of others and cannot always control or predict accurately the timing of such studies and trials, the costs associated with such studies and trials or the procedures that are followed for such studies and trials. We expect to continue to rely on third parties to conduct all of our future preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our preclinical studies or clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize any of our future product candidates.
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
*Our business may be harmed if our restructuring plan does not achieve the anticipated results or causes undesirable consequences.
     We recently announced the restructuring of our business which resulted in our decreasing our workforce by approximately 86%. This restructuring plan may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we face an increased risk of employment litigation. Furthermore, employees whose positions were eliminated in connection with this restructuring plan may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional restructuring activities in the future, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future restructuring plans.
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
*We rely upon an exclusive license from Pierre Fabre in order to develop and sell Savella, and our ability to pursue the further development and commercialization of Savella for the management of FM depends upon the continuation of our license from Pierre Fabre.
     Our license agreement with Pierre Fabre provides us with an exclusive license to develop and sell any products with the compound milnacipran as an active ingredient for any indication in the United States and Canada, with a right to sublicense certain rights to Forest Laboratories under our collaboration with Forest Laboratories. Either we or Pierre Fabre may terminate the license agreement for cause upon 90 days’ prior written notice to the other party upon the bankruptcy or dissolution of the other party, or upon a breach of any material provision of the agreement if the breach is not cured within 90 days following the written notice. Furthermore, Pierre Fabre has the right to terminate the agreement upon 90 days’ prior notice to us if we and Forest Laboratories terminate our development and marketing activities with respect to Savella, if we challenge certain patent rights of Pierre Fabre and under specified other circumstances. If our license agreement with Pierre Fabre were terminated, we would lose our rights to develop and commercialize products using the compound milnacipran as an active ingredient (which, with respect to Savella in the United States, we sublicensed to Forest Laboratories), as the compound is manufactured under Pierre Fabre patents and using Pierre Fabre know-how and trade secrets, and it would be unlikely that we could obtain the active ingredient in milnacipran from any other source.

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
     Furthermore, our purchase and supply agreement may be terminated for cause either by us or by Pierre Fabre upon 90 days’ prior written notice to the other party upon a material breach of the agreement if the breach is not cured within 90 days following the written notice. We have the right to manufacture milnacipran if Pierre Fabre does not have a required buffer stock or in the event that we terminate our license agreement with Pierre Fabre under certain circumstances. If our purchase and supply agreement with Pierre Fabre is terminated, we are unlikely to be able to qualify another supplier of the active ingredient within a reasonable time period, and our and Forest Laboratories’ ability to further develop and commercialize Savella will be significantly impaired.
*We rely upon Alexza to conduct device and process development work in order to deliver preclinical and clinical trial materials for use by us in connection with preclinical toxicology studies and clinical trials, and if Alexza fails to supply us with these materials it may delay or prevent us from developing Staccato nicotine.
     Pursuant to our license and development agreement with Alexza, Alexza is obligated to conduct certain development activities and must supply us with certain clinical trial materials and other test materials, which we require in order to conduct preclinical toxicology studies and clinical trials. We do not have the resources or facilities necessary to conduct these activities or manufacture these materials, nor do we control Alexza. If Alexza fails to conduct these activities in a timely manner or at all or fails to supply us with these materials and other test materials in a timely manner or at all, our ability to develop Staccato nicotine would be adversely affected.

*Problems with the third parties that manufacture the active pharmaceutical ingredient in Staccato nicotine or components of the Staccato nicotine system may delay our development of Staccato nicotine and subject us to liability.
     We do not currently own or operate manufacturing facilities for clinical or commercial production of the active pharmaceutical ingredient to be used in Staccato nicotine. We have no experience in drug manufacturing, and we lack the resources and the capability to manufacture the active pharmaceutical ingredient used in Staccato nicotine, on either a clinical or commercial scale. As a result, we will rely, and expect to continue to rely, on third parties to supply the active pharmaceutical ingredient used in Staccato nicotine. Additionally, we will outsource the manufacturing of the components of the Staccato nicotine system, including the electronics and other physical components to be used in clinical proof of concept and eventual commercial device. We have no experience in the manufacturing of components, and we currently lack the resources and the capability to manufacture them, on either a clinical or commercial scale. As a result, we rely, and expect to continue to rely, on third parties to supply these components.
     Third party suppliers that we use must meet high precision and quality standards to meet regulatory specifications and comply with regulatory requirements. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP, the FDA’s Quality System Regulation (“QSR”) and other applicable government regulations and corresponding foreign standards. A contract manufacturer’s failure to conform with cGMP or QSR could result in the FDA’s refusal to approve or a delay in the FDA’s approval of a product candidate for marketing. We are ultimately responsible for confirming that the active pharmaceutical ingredient and components used in the Staccato nicotine system are manufactured in accordance with applicable regulations.
     Our third party suppliers may not carry out their contractual obligations or meet our deadlines. In addition, the active pharmaceutical ingredient and components they supply to us may not meet our specifications and quality policies and procedures. If we need to find alternative suppliers, we may not be able to contract for such supplies on acceptable terms, if at all. Any such failure to supply or delay caused by such contract manufacturers would have an adverse effect on our ability to continue clinical development of Staccato nicotine or commercialize Staccato nicotine in the future.
     If our third party suppliers fail to achieve and maintain high manufacturing standards in compliance with applicable regulations, we could also be subject to certain product liability claims in the event such failure to comply resulted in defective products that caused injury or harm.
Our agreements with Pierre Fabre and Forest Laboratories restrict our ability to develop specified compounds, which limits how we can expand our product candidates.
     Under our agreements with Pierre Fabre and Forest Laboratories, Forest Laboratories has agreed to pay Pierre Fabre and us a royalty, in the event that Forest Laboratories sells a product other than milnacipran for FM for a specified period of time, which shall not be less than three years. We are, in turn, obligated to pay a portion of the royalty we receive from Forest Laboratories to Pierre Fabre. In addition, each of us is subject to limitations related to each party’s development of any serotonin norephinephrine reuptake inhibitor (”SNRI”) products other than milnacipran. These limitations include: (i) a prohibition on developing an SNRI product for specified indications for which milnacipran is being developed; and (ii) a prohibition on developing an SNRI product for any indication for a specified time period, and after such specified time period, a requirement that if one of the parties launches and sells an SNRI product that is prescribed off-label for any indication for which milnacipran is being developed, the selling party must reimburse the other parties for lost sales due to the off-label use.

*Provisions in our agreements with Forest Laboratories, Pierre Fabre and Alexza may prevent or delay a change in control.
     We lose our decision-making authority with respect to the development of Savella if we engage in a merger, consolidation or sale of all or substantially all of our assets, or if another person or entity acquires at least 50% of our voting capital stock. In addition, in the event that we have a change of control that is not approved by our Board or in the event the surviving entity has an FM product and does not divest such product within 12 months, Forest Laboratories may elect to terminate our co-promotion rights for any product developed under the collaboration agreement (other than with respect to Savella, which co-promotion rights we have already agreed to discontinue). Our license agreement with Pierre Fabre provides that Pierre Fabre may elect to terminate the agreement upon a change in control transaction in which a third party acquirer of us controls an SNRI product, and the acquirer does not take certain actions (e.g., divestiture of such SNRI product) within a specified time period to cure the breach of certain restrictions in the agreement that results from such SNRI product. Our license and development agreement with Alexza provides that, in connection with certain transactions that result in our change in control, Alexza will have the right to cause us to buy out the royalties we would have otherwise owed to Alexza in connection with the sale or license of Staccato nicotine. These provisions may have the effect of delaying or preventing a change in control or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring us.
*We are at an early stage of commercialization and we may never generate any significant revenues.
     We are at an early stage of development as a biotechnology company and have only one commercial product, Savella, that is currently marketed. We recently announced that we have agreed with Forest Laboratories to discontinue our rights to co-promote Savella, and our revenue from future sales of Savella will be solely derived from royalties on sales by Forest Laboratories. Further, our current product candidates, as well as any future products that we may acquire or develop, will require significant additional development, appropriate regulatory approval, and additional investments before they can be commercialized, if ever. Our product development and product acquisition efforts may not lead to any further commercial products, either because the product candidates are not shown to be safe and effective, or because we have inadequate financial or other resources to pursue clinical development of the product candidate or because the FDA or state authorities do not grant or otherwise withdraw or revoke a regulatory approval.
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
     We also plan to continue conducting clinical trials on humans using milnacipran from time to time, and to conduct pre-clinical and clinical trials using CYP-1020, our intranasal carbetocin compound and Staccato nicotine, and the use of these product candidates may result in adverse effects. Although we are aware that there are side effects associated with our product candidates, we will never be able to predict all possible harm or side effects that may result from the treatment of patients with our product candidates or any of our future product candidates, and the amount of insurance coverage we currently hold may not be adequate to protect us from any liabilities. We may not have sufficient resources to pay any liability resulting from such a claim beyond our insurance coverage.
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
     Savella, CYP-1020, our intranasal carbetocin compound, Staccato nicotine or any other future product candidates that we may develop and for which we obtain the required regulatory approvals may not gain market acceptance among physicians, patients, healthcare payers and the medical community. A number of factors may limit the market acceptance of our products including the following:
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
     If Savella, CYP-1020, our intranasal carbetocin compound, Staccato nicotine or any other future product candidates that we may develop do not achieve market acceptance, we may lose our investment in that product or product candidate, which may cause our stock price to decline, and our financial condition and results of operations could also be harmed.
*If we do not produce Staccato nicotine cost effectively, it will never be profitable.
     The Staccato nicotine system contains electronic and other components in addition to the active pharmaceutical ingredient. As a result of the cost of developing and producing these components, the cost to produce Staccato nicotine could be higher per dose than the cost to produce competitive oral, transdermal or inhaled products. This increased cost of goods may prevent us from ever selling Staccato nicotine at a profit. The development and production of Staccato nicotine entails a number of technical challenges, including achieving adequate dependability, that may be expensive or time consuming to solve. Any delay in or failure to develop and manufacture Staccato nicotine in a cost effective way could prevent us from developing Staccato nicotine on a timely basis or at all, or successfully commercializing Staccato nicotine.
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
     With respect to our product candidates currently being developed, it is likely that the market for the conditions that they seek to address will continue to evolve during their development. If and when any of our product candidates are approved for the treatment of the specified condition they seek to address, their safety or efficacy may not be competitive with future therapies also addressing such conditions and, as such, would fail to generate significant revenues.
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
*We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to our products or product candidates, could hinder or prevent the commercial success of our product or product candidates.
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
     We rely significantly on the scientific and technical expertise of our employees and consultants to conduct our business. We recently decreased our workforce by approximately 86%, reducing our number of full-time employees to approximately 23, and accordingly we will continue to rely heavily on each of our employees. In addition, because we have a small number of employees, we rely much more on consultants than do other companies. If any of our relationships with our employees or consultants are terminated, we may lose access to scientific knowledge and expertise necessary for the further development of Savella or further development and commercialization of our product candidates. We expect to continue to rely on consultants and our current employees for scientific and technical knowledge and expertise essential to our business. Additionally, our employment agreement with our chief executive officer provides for “at will” employment, which means that he may terminate his services to us at any time.
*We have a history of operating losses and we may never be profitable.
     We have incurred substantial losses during our history. For the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008, we incurred net losses of $47.2 million, $28.3 million and $18.2 million, respectively. As of September 30, 2010, we had an accumulated deficit of $243.6 million. We do not expect to be profitable in the near future, and our ability to become profitable will depend largely upon our ability to develop, market and commercialize any products we may develop, as well as on Forest Laboratories’ ability to further develop, market and commercialize Savella. We may not become profitable in the foreseeable future and may never achieve profitability.
*We will need substantial additional funding and may be unable to raise capital when needed, which could force us to scale back or eliminate the development of our product candidates or to discontinue pursuing any proposed acquisitions or in-licenses, or which could adversely affect our ability to realize the expected benefits of any completed acquisitions or in-licenses.
     Our acquisition of CYP-1020 required an upfront payment to BioLineRx of $30.0 million, with total potential clinical and regulatory milestones of up to $160.0 million, potential commercial milestones of $85.0 million, and a potential additional $90.0 million associated with approval for additional indications in the United States or for approval in other countries in North America. In addition, we will fund all continuing development activities. Our acquisition of our intranasal carbetocin compound required an initial payment to Marina of $750,000, and following the successful completion of specified patent issuance and late-stage development and commercial milestones, we will be obligated to pay additional milestones of up to $27.0 million. In addition, we will fund all continuing development activities. Our acquisition of Staccato nicotine required an upfront payment to Alexza of $5.0 million, and following the completion of certain clinical milestones relating to Staccato nicotine, we will be obligated to pay to Alexza an additional technology transfer payment of $1.0 million. We are also obligated to reimburse

Alexza’s costs and expenses to conduct activities under a development plan agreed upon by the parties related to Staccato nicotine. We are also incurring expenses in connection with the continuing evaluation of potential acquisitions or other strategic transactions and will incur additional expenses in the event we close any such transactions or enter into any co-promotion, in-licensing or collaboration agreements in connection with any such transactions. We are also incurring expenses for advisors and for other activities related to responding to the unsolicited takeover offer by Ramius and in evaluating various strategic alternatives that we may consider pursuing. We do not have any committed external sources of funding and although we expect to have revenues, it is likely our revenues will be less than we expect to spend in the year 2010 and that at some time in the future we will likely need to raise additional capital through the sale of equity or debt. The amount of capital we will require will depend upon many factors, including but not limited to, how much is ultimately required to develop the products that are in development and the evaluation, pursuit and potential closing of any strategic transactions. If we are unable to raise capital when we need it, we may have to scale back or eliminate some or all of our development of existing or future product candidates and discontinue the evaluation, pursuit or completion of any proposed acquisitions or strategic transactions, and we may be unable to realize the expected benefits of any completed acquisitions or strategic transactions.
*Raising additional funds by issuing securities, or through collaboration and licensing arrangements, may cause dilution to existing stockholders, restrict our operations, or require us to relinquish propriety rights.
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
*The investment of our cash balance and short-term investments are subject to risks which may cause losses and affect the liquidity of these investments.
     As of September 30, 2010, we had $13.9 million in cash and cash equivalents and $82.4 million in short-term investments. We have historically invested these amounts in U.S. government securities, corporate debt securities, commercial paper, certificates of deposit and money market funds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. During the nine months ended September 30, 2010, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
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
     The market prices of the stock of technology companies, particularly biotechnology companies, have been highly volatile. For the period from January 1, 2007 through December 31, 2009, the low and high sales prices for our common stock ranged from $4.90 to $18.20. For the nine months ended September 30, 2010, our low and high sales prices were $2.06 and $6.22, respectively. As of September 30, 2010, the last reported sale price of our common stock was $3.85. Our stock price has been and will likely continue to be affected by market volatility, as well as by our own performance. Our stock has recently traded at prices that value our company below our actual available cash, and we recently received an unsolicited takeover offer from Ramius, as described above. We expect our stock price to be volatile in the near future, particularly in light of the pending unsolicited takeover offer from Ramius. The following factors, among other risk factors, may also have a significant effect on the market price of our common stock:
•	entering into an agreement for the acquisition or licensing of any products, product candidates or companies, or an agreement with any corporate collaborator, as was the case when we recently announced our deals with BioLineRx, Marina and Alexza;

•	our entering into any strategic transaction in connection with our ongoing evaluation of strategic alternatives;

•	the commercial sales of Savella;

•	development of other product candidates;

•	developments in our relationship with Forest Laboratories, including the further amendment or termination of our agreement;

•	developments in our relationship with Pierre Fabre, including the termination of our agreement;

•	developments in our relationship with BioLineRx, including the termination of our agreement;

•	developments in our relationship with Alexza, including the termination of our agreement;

•	developments in connection with the unsolicited takeover offer by Ramius and other developments with third parties that may submit similar offers;

•	our available cash;

•	announcements of technological innovations or new products by us or our competitors;

•	developments in our patent or other proprietary rights;

•	fluctuations in our operating results;

•	our ability to successfully implement our restructuring plans;

•	litigation initiated by or against us;

•	developments in domestic and international governmental policy or regulation; and

•	economic and other external factors or other disaster or crisis.

*The concentration of ownership among our existing officers, directors and principal stockholders may result in the entrenchment of management, prevent other stockholders from influencing significant corporate decisions and depress our stock price.
     As of September 30, 2010, our executive officers, directors and stockholders who hold at least 5% of our stock beneficially owned and controlled approximately 35% of our outstanding common stock. If these officers, directors and principal stockholders act together, they will be able to help entrench management and to significantly influence matters requiring approval by our stockholders, including a financing in which we sell more than 20% of our voting stock at a discount to the market price, the removal of any directors up for election, the election of the members of our board of directors, mergers, a sale of all or substantially all of our assets, going private transactions and other fundamental transactions. This concentration of ownership could also depress our stock price.
*Our stockholder rights plan, anti-takeover provisions in our charter documents and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
     We are a party to a stockholder rights plan, also referred to as a poison pill, which is intended to deter a hostile takeover by making any proposed hostile acquisition of us more expensive and less desirable to the potential acquirer. In addition, provisions in our second amended and restated certificate of incorporation and our fourth amended and restated bylaws may delay, impede or prevent an acquisition or change in control of us. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. These provisions include, among others, a requirement that our board of directors be divided into three classes with directors serving three year terms and with only one class of directors being elected in any given year, a requirement that special meetings of our stockholders may only be called by the chairman of the board, our chief executive officer or a majority of our board of directors and a prohibition on actions by our stockholders by written consent. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Our charter documents also establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.
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
     Others may file patent applications or obtain patents on similar technology or compounds that compete with Savella for the treatment of FM, with CYP-1020, with our intranasal carbetocin compound or with Staccato nicotine. We cannot predict the breadth of claims that will be allowed and issued in patent applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. We may infringe on intellectual property rights of others without being aware of the infringement. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.
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
*The patent applications of pharmaceutical and biotechnology companies involve highly complex legal and factual questions, which could negatively impact our patent position.
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
Item 3 — Defaults Upon Senior Securities
     Not applicable
Item 5 — Other Information
     Not applicable
Item 6 — Exhibits
3.1	Second Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation. (2)

3.3	Fourth Amended and Restated By-Laws. (3)

3.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (4)

4.1	Form of Stock Certificate. (5)

4.2	Rights Agreement dated as of September 27, 2010, by and between the Registrant and American Stock Transfer & Trust Company, LLC. (6)

4.3	Form of Right Certificate. (7)

10.1	Letter Agreement, dated August 3, 2010, by and between the Registrant and Forest Laboratories Holdings Limited (f/k/a Forest Laboratories Ireland Limited).

10.2	License and Development Agreement, dated August 25, 2010, by and between the Registrant and Alexza Pharmaceuticals, Inc. (**)

10.3	Asset Purchase Agreement, dated August 25, 2010, by and between the Registrant and Marina Biotech, Inc. (**)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(b) or Rule 15d – 14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix C of our Definitive Proxy Statement filed with the SEC on August 11, 2003

(2)	Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 9, 2009.

(3)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 6, 2009.

(4)	Incorporated by reference to Exhibit 3.4 to Form 8-K filed with the SEC on September 28, 2010.

(5)	Incorporated by reference to Exhibit 4.1 to Form S-1 Registration Statement No. 33-41225.

(6)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on September 28, 2010.

(7)	Incorporated by reference to Exhibit 4.3 to Form 8-K filed with the SEC on September 28, 2010.

(**)	Confidential treatment has been requested for certain portions of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Cypress Bioscience, Inc.
Date: November 9, 2010	By:	/s/ JAY D. KRANZLER
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 9, 2010	By:	/s/ SABRINA MARTUCCI JOHNSON
Chief Financial Officer, Chief Operating
Officer and Executive Vice President (Principal Financial Officer)